Form 10-Q
period 2018-09-30
Bank First National Corp
filed 2018-12-07
CIK 1746109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 001-38676

BANK FIRST NATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

WISCONSIN	39-1435359
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

402 North 8th Street, Manitowoc, Wisconsin	54220
(Address of principal executive offices)	(Zip Code)

(920) 652-3100

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of December 5, 2018 was 6,644,759 shares.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS:

BANK FIRST NATIONAL CORPORATION

Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2018	December 31, 2017
	(Unaudited)	(Audited)

Assets
Cash and due from banks	$25,294	$37,914
Interest-bearing deposits	8,307	15,186
Federal funds sold	1,715	48,877
Cash and cash equivalents	35,316	101,977
Securities held to maturity, at amortized cost ($40,129 and $39,808 fair value at September 30, 2018 and December 31, 2017, respectively)	40,882	39,991
Securities available for sale, at fair value	119,623	119,043
Loans held for sale	564	-
Loans, net	1,429,917	1,385,935
Premises and equipment, net	23,724	18,578
Goodwill	15,024	15,085
Other investments, at cost	4,900	7,226
Cash value of life insurance	24,027	23,722
Identifiable intangible assets, net	5,401	5,578
Other real estate owned (OREO)	4,892	6,270
Investment in minority-owned subsidiaries	22,887	21,515
Other assets	8,597	8,484
Total assets	$1,735,754	$1,753,404

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$398,226	$436,638
Interest-bearing	1,088,244	1,070,004
Total deposits	1,486,470	1,506,642
Securities sold under repurchase agreements	7,298	47,568
Notes payable	48,000	8,500
Subordinated notes	11,500	11,500
Other liabilities	13,353	17,466
Total liabilities	1,566,621	1,591,676
Stockholders' equity:
Serial preferred stock - $0.01 par value Authorized - 5,000,000 shares	-	-
Common stock - $0.01 par value Authorized - 20,000,000 shares Issued - 7,368,083 shares as of September 30, 2018 and December 31, 2017
Outstanding - 6,659,021 shares at September 30, 2018 and 6,805,684 shares at December 31, 2017	74	74
Additional paid-in capital	27,455	27,528
Retained earnings	162,075	145,879
Treasury stock, at cost - 709,062 shares at September 30, 2018 and 562,399 shares at December 31, 2017	(18,965)	(12,730)
Accumulated other comprehensive income (loss)	(1,506)	977
Total stockholders' equity	169,133	161,728
Total liabilities and stockholders' equity	$1,735,754	$1,753,404

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

BANK FIRST NATIONAL CORPORATION

Consolidated Statements of Income

(In thousands, except share and per share data) (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Interest income:
Loans, including fees	$18,054	$11,450	$53,668	$32,742
Securities:
Taxable	781	436	2,196	1,307
Tax-exempt	428	406	1,342	1,203
Other	247	337	985	790
Total interest income	19,510	12,629	58,191	36,042
Interest expense:
Deposits	3,360	1,667	8,564	4,566
Securities sold under repurchase agreements	69	50	293	189
Borrowed funds	545	281	1,748	679
Total interest expense	3,974	1,998	10,605	5,434
Net interest income	15,536	10,631	47,586	30,608
Provision for loan loss	800	255	2,185	635
Net interest income after provision for loan loss	14,736	10,376	45,401	29,973
Noninterest income:
Service charges	971	820	2,603	2,156
Income from Ansay	176	117	1,934	1,788
Income from UFS	660	614	1,855	1,711
Loan servicing income	260	197	1,106	1,045
Net gain on sales of mortgage loans	144	319	429	713
Noninterest income from strategic alliances	24	25	68	70
Other	273	155	983	478
Total noninterest income	2,508	2,247	8,978	7,961
Noninterest expense:
Salaries, commissions, and employee benefits	5,205	3,577	15,968	10,914
Occupancy	817	845	2,699	2,171
Data processing	856	752	2,720	2,091
Postage, stationery, and supplies	138	121	464	273
Net (gain) loss on sales and valuations of OREO	233	(32)	331	(39)
Net (gain) loss on sales of securities	(19)	-	31	9
Advertising	36	54	142	124
Charitable contributions	169	170	864	391
Outside service fees	817	585	2,233	1,926
Amortization of intangibles	189	-	567	3
Other	1,267	902	3,730	2,113
Total noninterest expense	9,708	6,974	29,749	19,976
Income before provision for income taxes	7,536	5,649	24,630	17,958
Provision for income taxes	1,604	1,818	5,235	5,923
Net Income	$5,932	$3,831	$19,395	$12,035
Earnings per common share - basic	$0.89	$0.62	$2.90	$1.95
Earnings per common share - diluted	$0.89	$0.62	$2.90	$1.95
Dividends per common share	$0.16	$0.16	$0.48	$0.48

See accompanying notes to unaudited consolidated financial statements

ITEM 1. Financial Statements Continued:

BANK FIRST NATIONAL CORPORATION

Consolidated Statements of Comprehensive Income

(In thousands) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Net Income	$5,932	$3,831	$19,395	$12,035
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities:
Unrealized holding gains (losses) arising during period	(1,029)	35	(3,215)	1,746
Amortization of unrealized holding gains on securities transferred from available for sale to held to maturity	(11)	(25)	(65)	(80)
Reclassification adjustment for (gains) losses included in net income	(19)	-	31	9
Income tax benefit (expense)	222	(4)	766	(657)
Total other comprehensive income (loss)	(837)	6	(2,483)	1,018
Comprehensive income	$5,095	$3,837	$16,912	$13,053

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

BANK FIRST NATIONAL CORPORATION

Consolidated Statement of Changes in Stockholders’ Equity

(In thousands, except per share data) (Unaudited)

						Accumulated
	Serial		Additional			Other	Total
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive	Stockholders'
	Stock	Stock	Capital	Earnings	Stock	Income (Loss)	Equity
		(In Thousands, except per share amounts)

Balance at January 1, 2017	$-	$67	$2,828	$134,773	$(10,437)	$292	$127,523
Net income	-	-	-	12,035	-	-	12,035
Other comprehensive income	-	-	-	-	-	1,018	1,018
Purchase of treasury stock	-	-	-	-	(3,588)	-	(3,588)
Sale of treasury stock	-	-	-	-	565	-	565
Cash dividends ($0.48 per share)	-	-	-	(2,959)	-	-	(2,959)
Amortization of stock-based compensation	-	-	338	-	-	-	338
Vesting of restricted stock awards	-	-	(442)	-	442	-	-

Balance at September 30, 2017	$-	$67	$2,724	$143,849	$(13,018)	$1,310	$134,932

Balance at January 1, 2018	$-	$74	$27,528	$145,879	$(12,730)	$977	$161,728
Net income	-	-	-	19,395	-	-	19,395
Other comprehensive loss	-	-	-	-	-	(2,483)	(2,483)
Purchase of treasury stock	-	-	-	-	(8,065)	-	(8,065)
Sale of treasury stock	-	-	-	-	1,347	-	1,347
Cash dividends ($0.48 per share)	-	-	-	(3,199)	-	-	(3,199)
Amortization of stock-based compensation	-	-	410	-	-	-	410
Vesting of restricted stock awards	-	-	(483)	-	483	-	-

Balance at September 30, 2018	$-	$74	$27,455	$162,075	$(18,965)	$(1,506)	$169,133

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

BANK FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2018	2017
	(In Thousands)
Cash flows from operating activities:
Net income	$19,395	$12,035
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of securities	315	535
Depreciation and amortization of premises and equipment	847	729
Amortization of intangibles	567	3
Accretion of purchase accounting valuations	(4,921)	-
Provision for loan losses	2,185	635
Amortization of stock-based compensation	410	338
Net change in deferred loan fees and costs	(205)	71
Change in fair value of mortgage servicing rights (MSR) and other	(151)	19
Proceeds from sales of mortgage loans	25,332	41,260
Originations of mortgage loans held for sale	(25,706)	(41,644)
Gain on sales of mortgage loans	(429)	(713)
Realized loss on sale of securities available for sale	31	9
Gain on sale and disposal of premises and equipment	(311)	-
(Gain) loss on sale of OREO and valuation allowance	331	(39)
Undistributed income of UFS joint venture	(1,855)	(1,711)
Undistributed income of Ansay joint venture	(1,934)	(1,788)
Net earnings on life insurance	(305)	(407)
Decrease (increase) in other assets	683	(1,020)
Increase (decrease) in other liabilities	(4,113)	(2,345)
Net cash provided by operating activities	10,166	5,967
Cash flows from investing activities:
Sales of securities available for sale	4,467	37,152
Maturities, paydowns, and calls of:
Securities available for sale	8,284	5,996
Securities held to maturity	2,060	1,810
Purchases of:
Securities available for sale	(16,878)	(15,160)
Securities held to maturity	(2,968)	(10,852)
Net increase in loans	(42,259)	(76,997)
Dividends received from UFS	1,237	653
Dividends received from Ansay	1,180	618
Proceeds from sale of OREO	1,815	39
Net sales of other investments	2,326	500
Proceeds from sale of premises and equipment	435	-
Purchases of premises and equipment	(6,117)	(1,616)
Net cash used in investing activities	(46,418)	(57,857)

ITEM 1. Financial Statements Continued:

BANK FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows (Continued)

(In thousands) (Unaudited)

	Nine Months ended September 30,
	2018	2017
	(In Thousands)
Cash flows from financing activities:
Net (decrease) increase in deposits	$(19,722)	$14,364
Net decrease in securities sold under repurchase agreements	(40,270)	(37,409)
Proceeds from advances of notes payable	1,154,600	411,500
Repayment of notes payable	(1,115,100)	(376,500)
Dividends paid	(3,199)	(2,959)
Proceeds from sales of common stock	1,347	565
Repurchase of common stock	(8,065)	(3,588)
Net cash (used in) provided by financing activities	(30,409)	5,973
Net increase (decrease) in cash and cash equivalents	(66,661)	(45,917)
Cash and cash equivalents at beginning of period	101,977	80,157
Cash and cash equivalents at end of period	$35,316	$34,240

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$10,197	$5,085
Income taxes	3,675	5,750
Supplemental schedule of noncash activities:
Loans transferred to OREO	768	25
Mortgage servicing rights resulting from sale of loans	239	352
Amortization of unrealized holding gains on securities transferred from available for sale to held to maturity recognized in other comprehensive income, net of tax	(51)	(49)
Change in unrealized loss on investment securities available for sale, net of tax	(2,515)	1,061

See accompanying notes to consolidated financial statements.

BANK FIRST NATIONAL CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

NOTE 1 – BASIS OF PRESENTATION

Bank First National Corporation (the “Company”) provides a variety of financial services to individual and corporate customers through its wholly owned subsidiary, Bank First, N.A. (the “Bank”). The Bank operates as a full-service financial institution with a primary market area including, but not limited to, the counties in which the Bank’s branches are located. The Bank has eighteen locations located in Manitowoc, Outagamie, Brown, Winnebago, Sheboygan, Waupaca and Barron counties in Wisconsin. The Company is subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities.

These interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures required by (GAAP) have been omitted or abbreviated. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in the Company’s Registration Statement on Form 10 Amendment No.1 (Registration No. 001-38676) filed with the Securities and Exchange Commission (“SEC”) on October 17, 2018 (the “Registration Statement”).

The unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results for interim periods are not necessarily indicative of results for a full year.

Subsequent Events

The Company has evaluated, for consideration of recognition or disclosure, subsequent events that occurred through the date of issuance of these financial statements. The Company has determined that there were no subsequent events other than that which is described below that occurred after September 30, 2018, but prior to the issuance of these financial statements that would have a material impact on the Company’s consolidated financial statements.

On October 16, 2018, the Company declared a regular quarterly dividend of $0.20 per share to be paid on January 7, 2019, to stockholders of record as of December 21, 2018, totaling approximately $1.3 million.

Critical Accounting Policies and Estimates

Preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, the allowance for loan losses (ALL), valuation of loans in acquisition transactions, useful lives for depreciation and amortization, fair value of financial instruments, other-than-temporary impairment calculations, valuation of deferred tax assets, uncertain income tax positions and contingencies. Estimates that are particularly susceptible to significant change for the Company include the determination of the ALL, the determination and assessment of deferred tax assets and liabilities, and the valuation of loans acquired in acquisition transactions; therefore, these are critical accounting policies. Factors that may cause sensitivity to the aforementioned estimates include but are not limited to: external market factors such as market interest rates and employment rates, changes to operating policies and procedures, changes in applicable banking or tax regulations, and changes to deferred tax estimates. Actual results may ultimately differ from estimates, although management does not generally believe such differences would materially affect the consolidated financial statements in any individual reporting period presented.

There have been no material changes or developments with respect to the assumptions or methodologies that the Company uses when applying what management believes are critical accounting policies and developing critical accounting estimates as previously disclosed in the Company’s Registration Statement.

Recent Accounting Developments Adopted

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-09, Compensation — Stock Compensation (Topic 718). ASU 2017-09 applies to entities that change the terms or conditions of a share-based payment award to provide clarity and reduce diversity in practice as well as cost and complexity when applying the guidance in Topic 718 to the modification to the terms and conditions of a share-based payment award. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017. The Company adopted the updated guidance effective January 1, 2018 with no material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, to clarify the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets versus businesses. The update narrows the definition of a business by adding three principal clarifications: (1) if substantially all the fair value of the gross assets in the asset group is concentrated in either a single identifiable asset or group of similar identifiable assets the transaction does not involve a business, (2) if the asset group does not include a minimum of an input and a substantive process, it does not represent a business, and (3) if the integrated set of activities (including its inputs and processes) does not create, or have the ability to create, goods or services to customers, investment income (e.g., dividends or interest) or other revenue, it is not a business. The overall intention is to provide consistency in applying the guidance and make the definition of a business more operable. This update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and should be applied prospectively. The Company adopted the updated guidance effective January 1, 2018 with no material impact on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash to provide guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows to reduce diversity in practice. The amendment requires that a statement of cash flow explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash or restricted cash equivalents should be included in cash and cash equivalents when reconciling the beginning and end of period total amounts shown on the statement of cash flow. This amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and should be applied retrospectively to each period presented. The Company adopted the updated guidance effective January 1, 2018 with no material impact on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide guidance on specific cash flow issues, including: debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned Life Insurance Policies, and distributions received from equity method investees. The amendments are effective for public business entities for fiscal years beginning after December 31, 2017, and interim periods within those fiscal years. The Company adopted the updated guidance effective January 1, 2018 with no material impact on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This amendment supersedes the guidance to classify equity securities with readily determinable fair values into different categories, requires equity securities to be measured at fair value with changes in the fair value recognized through net income, and simplifies the impairment assessment of equity investments without readily determinable fair values. The amendment also requires public business entities that are required to disclose the fair value of financial instruments measured at amortized cost on the balance sheet to measure that fair value using the exit price notion. The amendment requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements. This amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Entities are required to apply the amendment by means of a cumulative-effect adjustment as of the beginning of the fiscal year of adoption, with the exception of the amendment related to equity securities without readily determinable fair values, which should be applied prospectively to equity investments that exist as of the date of adoption. The Company adopted the updated guidance effective January 1, 2018 with no material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), with several subsequent updates. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. Topic 606 provides a five-step model to apply to revenue recognition, consisting of the following: (1) identify the contract; (2) identify the performance obligation in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; and (5) recognize revenue when or as the performance obligation is satisfied. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company adopted the updated guidance using the modified retrospective approach effective January 1, 2018, with no material impact on its consolidated financial statements.

Recently Issued Not Yet Effective Accounting Standards

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The update will require lessees to recognize right-of-use assets and lease liabilities for all leases not considered short term leases. The provisions of the update also include (a) defining direct costs to only include those incremental costs that would not have been incurred if the lease had not been entered into, (b) circumstances under which the transfer contract in a sale-leaseback transaction should be accounted for as the sale of an asset by the seller-lessee and the purchase of an asset by the buyer-lessor, and (c) additional disclosure requirements. The provisions of this update become effective for interim and annual periods beginning after December 15, 2018. The Company’s assets and liabilities will increase based on the present value of the remaining leases in place at the adoption date; however, this is not expected to be material to the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as, the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 will become effective for interim and annual periods beginning after December 15, 2019. Management is currently evaluating the potential impact of this update, although the general expectation in the banking industry is that the implementation of this standard will result in higher required balances in the ALL.

In March 2017, the FASB issued ASU 2017-08, “Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” The amendments in this ASU shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount, which continue to be amortized to maturity. Public business entities must prospectively apply the amendments in this ASU to annual periods beginning after December 15, 2018, including interim periods. The adoption of this update will not have a material impact on the Company’s consolidated financial statements.

NOTE 2 – ACQUISITIONS

On October 27, 2017, the Company completed a merger with Waupaca Bancorporation, Inc. (“Waupaca”), a bank holding company headquartered in Waupaca, Wisconsin, pursuant to the Agreement and Plan of Bank Merger, dated as of May 11, 2017 and as amended on July 20, 2017, by and among the Company, BFNC Merger Sub, LLC, a wholly-owned subsidiary of the Company, and Waupaca, whereby Waupaca merged with and into the Company, and First National Bank, Waupaca’s wholly-owned banking subsidiary, was merged with and into the Bank. Waupaca’s principal activity was the ownership and operation of First National Bank, a national banking institution that operated eight (8) branches in Wisconsin at the time of closing. The merger consideration totaled approximately $78,060,000, 70% of which was distributed in cash and 30% of which was distributed in the form of Company common stock.

For more information concerning this acquisition, see “Note 2 – Acquisition” in the Company’s audited consolidated financial statements included in the Company’s Registration Statement.

NOTE 3 – EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are computed by dividing net income by the sum of the weighted average number of shares of common stock outstanding and potential common shares using the treasury stock method. There were no potential common shares during the periods presented.

A reconciliation of the numerators and denominators of the earnings per common share, which equals earnings per common share assuming dilution, for the three and nine months ended September 30, 2018 and 2017, are presented below:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Weighted-average common shares outstanding	6,659,021	6,143,576	6,682,472	6,176,329
Net income	$5,932	$3,831	$19,395	$12,035
Basic and diluted earnings per share	$0.89	$0.62	$2.90	$1.95

NOTE 4 – SECURITIES

The Company’s securities available for sale as of September 30, 2018 and December 31, 2017 is summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

September 30, 2018
U.S. Treasury securities	$500	$-	$-	$500
Obligations of states and political subdivisions	52,069	378	(388)	52,059
Mortgage-backed securities	52,440	56	(1,726)	50,770
Corporate notes	16,681	-	(387)	16,294
Total available for sale securities	$121,690	$434	$(2,501)	$119,623

December 31, 2017
U.S. Treasury securities	$499	$-	$(1)	$498
Obligations of states and political subdivisions	58,026	1,467	(103)	59,390
Mortgage-backed securities	42,800	157	(322)	42,635
Corporate notes	16,602	-	(82)	16,520
Total available for sale securities	$117,927	$1,624	$(508)	$119,043

The Company’s securities held to maturity as of September 30, 2018 and December 31, 2017 is summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

September 30, 2018
U.S. Treasury securities	$28,408	$-	$(755)	$27,653
Obligations of states and political subdivisions	12,474	3	(1)	12,476
Total held to maturity securities	$40,882	$3	$(756)	$40,129

December 31, 2017
U.S. Treasury securities	$25,426	$-	$(157)	$25,269
Obligations of states and political subdivisions	14,565	5	(31)	14,539
Total held to maturity securities	$39,991	$5	$(188)	$39,808

The following table shows the fair value and gross unrealized losses of securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		Greater Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

September 30, 2018 - Available for Sale
U.S. Treasury securities	$-	$-	$-	$-	$-	$-
Obligations of states and political subdivisions	21,188	(359)	2,142	(29)	23,330	(388)
Mortgage-backed securities	43,066	(1,587)	4,630	(139)	47,696	(1,726)
Corporate notes	12,390	(387)	-	-	12,390	(387)
Totals	$76,644	$(2,333)	$6,772	$(168)	$83,416	$(2,501)

September 30, 2018 - Held to Maturity
U.S. Treasury securities	$27,653	$(755)	$-	$-	$27,653	$(755)
Obligations of states and political subdivisions	702	(1)	-	-	702	(1)
Totals	$28,355	$(756)	$-	$-	$28,355	$(756)

December 31, 2017 - Available for Sale
U.S. Treasury securities	$498	$(1)	$-	$-	$498	$(1)
Obligations of states and political subdivisions	3,700	(14)	2,765	(89)	6,465	(103)
Mortgage-backed securities	29,696	(250)	4,316	(72)	34,012	(322)
Corporate notes	12,642	(82)	-	-	12,642	(82)
Totals	$46,536	$(347)	$7,081	$(161)	$53,617	$(508)

December 31, 2017 - Held to Maturity
U.S. Treasury securities	$10,425	$(50)	$12,281	$(107)	$22,706	$(157)
Obligations of states and political subdivisions	1,609	(24)	218	(7)	1,827	(31)
Totals	$12,034	$(74)	$12,499	$(114)	$24,533	$(188)

As of September 30, 2018, the Company does not consider its securities with unrealized losses to be other-than-temporarily impaired, as the unrealized losses in each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. The Company has the intent and ability to hold its securities to maturity. There were no other-than-temporary impairments charged to earnings during the nine months ended September 30, 2018 or 2017.

The following is a summary of amortized cost and estimated fair value of securities by contractual maturity as of September 30, 2018. Contractual maturities will differ from expected maturities for mortgage-backed securities because borrowers may have the right to call or prepay obligations without penalties.

	Available for Sale		Held to Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$4,130	$4,162	$4,413	$4,412
Due after one year through five years	17,312	17,149	13,297	13,157
Due after five years through ten years	14,656	14,525	19,392	18,780
Due after ten years	33,152	33,017	3,780	3,780
Subtotal	69,250	68,853	40,882	40,129
Mortgage-backed securities	52,440	50,770	-	-
Total	$121,690	$119,623	$40,882	$40,129

The following is a summary of the proceeds from sales of securities available for sale, as well as gross gains and losses for the nine months ended September 30, 2018 and 2017:

	2018	2017
Proceeds from sales of securities	$4,467	$37,152
Gross gains on sales	41	56
Gross losses on sales	72	65

NOTE 5 – LOANS, ALL AND CREDIT QUALITY

The following table presents total loans by portfolio segment and class of loan as of September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017

Commercial/industrial	$314,379	$263,787
Commercial real estate - owner occupied	420,727	418,928
Commercial real estate - non-owner occupied	233,442	225,290
Construction and development	68,137	75,907
Residential 1-4 family	364,325	377,141
Consumer	34,365	33,471
Other	6,795	3,511
Subtotals	1,442,170	1,398,035
ALL	(11,560)	(11,612)
Deferred loan fees and costs	(693)	(488)
Loans, net	$1,429,917	$1,385,935

The ALL by loan type as of September 30, 2018 and December 31, 2017 is summarized as follows:

	Commercial / Industrial	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non - Owner Occupied	Construction and Development	Residential 1-4 Family	Consumer	Other	Unallocated	Total

ALL - January 1, 2018	$2,362	$2,855	$1,987	$945	$2,728	$191	$23	$521	$11,612
Charge-offs	(35)	(2,344)	-	(83)	(128)	(7)	(29)	-	(2,626)
Recoveries	2	138	3	-	228	10	8	-	389
Provision	326	2,591	(118)	69	(419)	(11)	32	(285)	2,185
ALL - September 30, 2018	2,655	3,240	1,872	931	2,409	183	34	236	11,560

ALL ending balance individually evaluated for impairment	-	353	-	-	160	-	-	-	513

ALL ending balance collectively evaluated for impairment	$2,655	$2,887	$1,872	$931	$2,249	$183	$34	$236	$11,047

Loans outstanding - September 30, 2018	$314,379	$420,727	$233,442	$68,137	$364,325	$34,365	$6,795	$-	$1,442,170

Loans ending balance individually evaluated for impairment	-	5,397	-	-	704	-	-	-	6,101

Loans ending balance collectively evaluated for impairment	$314,379	$415,330	$233,442	$68,137	$363,621	$34,365	$6,795	$-	$1,436,069

	Commercial / Industrial	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non - Owner Occupied	Construction and Development	Residential 1-4 Family	Consumer	Other	Unallocated	Total

ALL - January 1, 2017	$1,905	$2,576	$1,900	$727	$2,685	$189	$84	$662	$10,728
Charge-offs	(4)	-	(1)	(15)	(141)	(7)	(50)	-	(218)
Recoveries	7	-	-	-	36	1	3	-	47
Provision	454	279	88	233	148	8	(14)	(141)	1,055
ALL - December 31, 2017	2,362	2,855	1,987	945	2,728	191	23	521	11,612

ALL ending balance individually evaluated for impairment	-	121	-	-	160	-	-	-	281

ALL ending balance collectively evaluated for impairment	$2,362	$2,734	$1,987	$945	$2,568	$191	$23	$521	$11,331

Loans outstanding - December 31, 2017	$263,787	$418,928	$225,290	$75,907	$377,141	$33,471	$3,511	$-	$1,398,035

Loans ending balance individually evaluated for impairment	-	275	-	-	709	-	-	-	984

Loans ending balance collectively evaluated for impairment	$263,787	$418,653	$225,290	$75,907	$376,432	$33,471	$3,511	$-	$1,397,051

The Company’s past due loans as of September 30, 2018 is summarized as follows:

		90 Days
	30-89 Days	or more
	Past Due Accruing	Past Due, Accruing	Non-Accrual	Total

Commercial/industrial	$319	$756	$7,506	$8,581
Commercial real estate - owner occupied	172	7,261	11,034	18,467
Commercial real estate - non-owner occupied	462	62	433	957
Construction and development	-	49	43	92
Residential 1-4 family	454	474	1,073	2,001
Consumer	51	15	31	97
Other	-	-	-	-
	$1,458	$8,617	$20,120	$30,195

The Company’s past due loans as of December 31, 2017 is summarized as follows:

		90 Days
	30-89 Days	or more
	Past Due Accruing	Past Due, Accruing	Non-Accrual	Total

Commercial/industrial	$740	$15	$6,473	$7,228
Commercial real estate - owner occupied	4,285	2,016	7,253	13,554
Commercial real estate - non-owner occupied	239	-	712	951
Construction and development	-	-	758	758
Residential 1-4 family	1,470	448	2,878	4,796
Consumer	38	7	53	98
Other	-	-	-	-
	$6,772	$2,486	$18,127	$27,385

We utilize a numerical risk rating system for commercial relationships. All other types of relationships (ex: residential, consumer, other) are assigned a “Pass” rating, unless they have fallen 90 days past due or more, at which time they receive a rating of 7. The Company uses split ratings for government guaranties on loans. The portion of a loan that is supported by a government guaranty is included with other Pass credits.

The determination of a commercial loan risk rating begins with completion of a matrix, which assigns scores based on the strength of the borrower’s debt service coverage, collateral coverage, balance sheet leverage, industry outlook, and customer concentration. A weighted average is taken of these individual scores to arrive at the overall rating. This rating is subject to adjustment by the loan officer based on facts and circumstances pertaining to the borrower. Risk ratings are subject to independent review.

Commercial borrowers with ratings between 1 and 5 are considered Pass credits, with 1 being most acceptable and 5 being just above the minimum level of acceptance.

Commercial borrowers rated 6 have potential weaknesses which may jeopardize repayment ability.

Borrowers rated 7 have a well-defined weakness or weaknesses such as the inability to demonstrate significant cash flow for debt service based on analysis of the company’s financial information. These loans remain on accrual status provided full collection of principal and interest is reasonably expected. Otherwise they are deemed impaired and placed on nonaccrual status. Borrowers rated 8 are the same as 7 rated credits with one exception: collection or liquidation in full is not probable.

The breakdown of loans by risk rating as of September 30, 2018 is as follows:

	Pass (1-5)	6	7	8	Total

Commercial/industrial	$298,321	$3,007	$13,051	$-	$314,379
Commercial real estate - owner occupied	371,373	5,309	44,021	24	420,727
Commercial real estate - non-owner occupied	230,031	-	3,411	-	233,442
Construction and development	68,074	-	63	-	68,137
Residential 1-4 family	359,672	671	3,979	3	364,325
Consumer	34,296	-	69	-	34,365
Other	6,795	-	-	-	6,795

	$1,368,562	$8,987	$64,594	$27	$1,442,170

The breakdown of loans by risk rating as of December 31, 2017 is as follows:

	Pass (1-5)	6	7	8	Total

Commercial/industrial	$247,576	$1,222	$14,989	$-	$263,787
Commercial real estate - owner occupied	373,046	1,113	44,522	247	418,928
Commercial real estate - non-owner occupied	221,844	1,382	2,064	-	225,290
Construction and development	68,998	-	6,909	-	75,907
Residential 1-4 family	370,683	-	6,456	2	377,141
Consumer	33,426	-	43	2	33,471
Other	3,511	-	-	-	3,511

	$1,319,084	$3,717	$74,983	$251	$1,398,035

The ALL represents management’s estimate of probable and inherent credit losses in the loan portfolio. Estimating the amount of the ALL requires the exercise of significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogenous loans based on historical loss experience, and consideration of other qualitative factors such as current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset on the consolidated balance sheets. Loan losses are charged off against the ALL, while recoveries of amounts previously charged off are credited to the ALL. A provision for loan losses (PFLL) is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors.

The ALL consists of specific reserves for certain individually evaluated impaired loans and general reserves for collectively evaluated non-impaired loans. Specific reserves reflect estimated losses on impaired loans from management’s analyses developed through specific credit allocations. The specific reserves are based on regular analyses of impaired, non-homogenous loans greater than $250,000. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. The general reserve is based in part on the Bank’s historical loss experience which is updated quarterly. The general reserve portion of the ALL also includes consideration of certain qualitative factors such as 1) changes in lending policies and/or underwriting practices, 2) national and local economic conditions, 3) changes in portfolio volume and nature, 4) experience, ability and depth of lending management and other relevant staff, 5) levels of and trends in past-due and nonaccrual loans and quality, 6) changes in loan review and oversight, 7) impact and effects of concentrations and 8) other issues deemed relevant.

There are many factors affecting ALL; some are quantitative while others require qualitative judgment. The process for determining the ALL (which management believes adequately considers potential factors which might possibly result in credit losses) includes subjective elements and, therefore, may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provisions for loan losses could be required that could adversely affect the Company’s earnings or financial position in future periods. Allocations of the ALL may be made for specific loans but the entire ALL is available for any loan that, in management’s judgment, should be charged off or for which an actual loss is realized. As an integral part of their examination process, various regulatory agencies review the ALL as well. Such agencies may require that changes in the ALL be recognized when such regulators’ credit evaluations differ from those of management based on information available to the regulators at the time of their examinations.

A summary of impaired loans individually evaluated as of September 30, 2018 is as follows:

	Commercial/ Industrial	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non - Owner Occupied	Construction and Development	Residential 1-4 Family	Consumer	Other	Unallocated	Total

With an allowance recorded:
Recorded investment	$-	$2,100	$-	$-	$523	$-	$-	$-	$2,623
Unpaid principal balance	-	2,100	-	-	523	-	-	-	2,623
Related allowance	-	353	-	-	160	-	-	-	513

With no related allowance recorded:
Recorded investment	$-	$3,297	$-	$-	$181	$-	$-	$-	$3,478
Unpaid principal balance	-	3,297	-	-	181	-	-	-	3,478
Related allowance	-	-	-	-	-	-	-	-	-

Total:
Recorded investment	$-	$5,397	$-	$-	$704	$-	$-	$-	$6,101
Unpaid principal balance	-	5,397	-	-	704	-	-	-	6,101
Related allowance	-	353	-	-	160	-	-	-	513

Average recorded investment	$-	$2,836	$-	$-	$707	$-	$-	$-	$3,545

A summary of impaired loans individually evaluated as of December 31, 2017 is as follows:

	Commercial/ Industrial	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non - Owner Occupied	Construction and Development	Residential 1-4 Family	Consumer	Other	Unallocated	Total

With an allowance recorded:
Recorded investment	$-	$275	$-	$-	$523	$-	$-	$-	$798
Unpaid principal balance	-	275	-	-	523	-	-	-	798
Related allowance	-	121	-	-	160	-	-	-	281

With no related allowance recorded:
Recorded investment	$-	$-	$-	$-	$186	$-	$-	$-	$186
Unpaid principal balance	-	-	-	-	186	-	-	-	186
Related allowance	-	-	-	-	-	-	-	-	-

Total:
Recorded investment	$-	$275	$-	$-	$709	$-	$-	$-	$984
Unpaid principal balance	-	275	-	-	709	-	-	-	984
Related allowance	-	121	-	-	160	-	-	-	281

Average recorded investment	$946	$138	$-	$13	$916	$-	$-	$-	$2,013

The following table presents loans acquired with deteriorated credit quality as of September 30, 2018 and December 31, 2017. No loans in this table had a related allowance at either date, and therefore, the below disclosures were not expanded to include loans with and without a related allowance.

	September 30, 2018		December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance
Commercial & Industrial	$458	$462	$628	$738
Commercial real estate - owner occupied	1,791	2,080	2,609	2,951
Commercial real estate - non-owner occupied	239	481	712	1,213
Construction and development	402	446	758	884
Residential 1-4 family	1,671	2,185	2,153	3,108
Consumer	1	6	6	16
Other	-	-	-	-
	$4,562	$5,660	$6,866	$8,910

Due to the nature of these loan relationships, prepayment expectations have not been considered in the determination of future cash flows. Management regularly monitors these loan relationships, and if information becomes available that indicates expected cash flows will differ from initial expectations, it may necessitate reclassification between accretable and non-accretable components of the original discount calculation.

The following table represents the change in the accretable and non-accretable components of discounts on loans acquired with deteriorated credit quality for the period ended September 30, 2018:

	Accretable	Non-accretable
	discount	discount

Balance at beginning of period	$583	$800
Acquired balance, net	-	-
Reclassifications between accretable and non-accretable	15	(15)
Accretion to loan interest income	(110)	-
Disposals of loans	(135)	(40)
Balance at end of period	$353	$745

A troubled debt restructuring (TDR) includes a loan modification where a borrower is experiencing financial difficulty and we grant a concession to that borrower that we would not otherwise consider except for the borrower’s financial difficulties. A TDR may be either on accrual or nonaccrual status based upon the performance of the borrower and management’s assessment of collectability. If a TDR is placed on nonaccrual status, it remains there until a sufficient period of performance under the restructured terms has occurred at which time it is returned to accrual status, generally six months. The Company did not have any specific reserves for TDR’s as of September 30, 2018 or December 31, 2017, and none of them have subsequently defaulted.

NOTE 6 – MORTGAGE SERVICING RIGHTS

Loans serviced for others are not included in the accompanying consolidated balance sheets. Mortgage servicing rights (MSRs) are recognized as separate assets when loans sold in the secondary market are sold with servicing retained. The Company utilizes a third-party consulting firm to determine an accurate assessment of the mortgage servicing rights fair value. The third-party firm collects relevant data points from numerous sources. Some of these data points relate directly to the pricing level or relative value of the mortgage servicing while other data points relate to the assumptions used to derive fair value. In addition, the valuation evaluates specific collateral types, and current and historical performance of the collateral in question. The valuation process focuses on the non-distressed secondary servicing market, common industry practices and current regulatory standards. The primary determinants of the fair value of mortgage servicing rights are servicing fee percentage, ancillary income, expected loan life or prepayment speeds, discount rates, costs to service, delinquency rates, foreclosure losses and recourse obligations. The valuation data also contains interest rate shock analyses for monitoring fair value changes in differing interest rate environments.

Following is an analysis of activity in the mortgage servicing rights asset:

	Nine Months Ended	Year Ended
	September 30, 2018	December 31, 2017

Fair value at beginning of year	$2,610	$2,406
Servicing asset additions	239	428
Loan payments and payoffs	(349)	(440)
Changes in valuation inputs and assumptions used in the valuation model	500	216
Amount recognized through earnings	390	204
Fair value at end of period	$3,000	$2,610

Unpaid principal balance of loans serviced for others	$313,154	$316,253
Mortgage servicing rights as a percent of loans serviced for others	0.96	0.83

The primary economic assumptions utilized by the Company in measuring the value of MSRs were constant prepayment speeds of 8.6 and 9.5 months as of September 30, 2018 and December 31, 2017, respectively, and discount rates of 10% as of both period ends.

NOTE 7 – NOTES PAYABLE

From time to time the Company utilizes short-term Federal Home Loan Bank (FHLB) advances to fund liquidity. As of September 30, 2018, outstanding balances in overnight borrowings from the FHLB totaled $46 million. There were no advances outstanding from the FHLB as of December 31, 2017.

The Company maintains a $5 million line of credit with a commercial bank. At September 30, 2018 and December 31, 2017, the Company had outstanding balances on this note of $2 million and $5 million, respectively. The note requires monthly payments of interest at a variable rate, and is due in full on May 25, 2019.

The Company maintains a $5 million line of credit with another commercial bank. There were no outstanding balances on this note at September 30, 2018 or December 31, 2017.

During September 2017 the Company entered into a term-loan agreement with a commercial bank under which it borrowed $3.5 million which was outstanding as of December 31, 2017. The borrowings bore interest at a variable rate. This note was paid in full during July, 2018.

NOTE 8 – SUBORDINATED NOTES

During September 2017, the Company entered into subordinated note agreements with three separate commercial banks. The Company borrowed $11.5 million under these agreements as of September 30, 2018 and December 31, 2017. These notes were all issued with 10-year maturities, carry interest at a variable rate payable quarterly, are callable on or after the sixth anniversary of the issuance dates, and qualify for Tier 2 capital for regulatory purposes.

NOTE 9 – REGULATORY MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action.

Under regulatory guidance for non-advanced approaches institutions, the Bank is required to maintain minimum amounts and ratios of common equity Tier I capital to risk-weighted assets. Additionally, under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. As of September 30, 2018 and December 31, 2017, the Bank and Company met all capital adequacy requirements to which they are subject.

Beginning in 2016, an additional conservation buffer was added to the minimum requirements for capital adequacy purposes, subject to a three year phase-in period. As of September 30, 2018 and December 31, 2017, the buffer was 1.88% and 1.25%, respectively. The capital conservative buffer will be fully phased in January 1, 2019 at 2.50%.

Actual and required capital amounts and ratios are presented below at period-end:

							To Be Well
					Minimum Capital		Capitalized Under
			For Capital		Adeqaucy with		Prompt Corrective
	Actual		Adequacy Purposes		Capital Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2018
Total capital (to risk-weighted assets):
Company	$176,314	11.04%	$127,802	8.00%	$157,756	9.88%	NA	NA
Bank	$175,411	11.00%	$127,596	8.00%	$157,502	9.88%	$159,495	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$153,214	9.59%	$95,852	6.00%	$125,805	7.88%	NA	NA
Bank	$163,851	10.27%	$95,697	6.00%	$125,603	7.88%	$127,596	8.00%
Common Equity Tier 1 capital (to risk-weighted assets):
Company	$153,214	9.59%	$71,889	4.50%	$101,842	6.38%	NA	NA
Bank	$163,851	10.27%	$71,773	4.50%	$101,678	6.38%	$103,672	6.50%
Tier 1 capital (to average assets):
Company	$153,214	8.73%	$70,209	4.00%	NA	NA	NA	NA
Bank	$163,851	9.36%	$70,037	4.00%	NA	NA	$87,546	5.00%
December 31, 2017
Total capital (to risk-weighted assets):
Company	$165,809	10.80%	$122,868	8.00%	$142,066	9.25%	NA	NA
Bank	$171,642	11.20%	$122,643	8.00%	$141,806	9.25%	$153,304	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$142,697	9.29%	$92,151	6.00%	$111,349	7.25%	NA	NA
Bank	$160,030	10.44%	$91,982	6.00%	$111,145	7.25%	$122,643	8.00%
Common Equity Tier 1 capital (to risk-weighted assets):
Company	$142,697	9.29%	$69,113	4.50%	$88,311	5.75%	NA	NA
Bank	$160,030	10.44%	$68,987	4.50%	$88,150	5.75%	$99,647	6.50%
Tier 1 capital (to average assets):
Company	$142,697	8.47%	$67,415	4.00%	NA	NA	NA	NA
Bank	$160,030	9.56%	$66,984	4.00%	NA	NA	$83,780	5.00%

NOTE 10 – COMMITMENTS

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate-lock commitments). Rate-lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements and for fixed rate commitments also considers the difference between current levels of interest rates and committed rates. The notional amount of rate-lock commitments at September 30, 2018 and December 31, 2017, respectively, was $7,031,000 and $3,186,000.

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

The Company’s exposure to credit loss is represented by the contractual or notional amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments. Since some of the commitments are expected to expire without being drawn upon and some of the commitments may not be drawn upon to the total extent of the commitment, the notional amount of these commitments does not necessarily represent future cash requirements.

The following commitments were outstanding:

	Notional Amount
	September 30, 2018	December 31, 2017
Commitments to extend credit:
Fixed	$58,825	$39,027
Variable	261,606	264,995
Credit card arrangements	6,523	5,642
Letters of credit	25,355	25,904

NOTE 11 – FAIR VALUE MEASUREMENTS

Accounting guidance establishes a fair value hierarchy to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value.

Level 1:	Quoted prices (unadjusted) or identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
Level 2:	Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
Level 3:	Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

Information regarding the fair value of assets measured at fair value on a recurring basis is as follows:

	Instruments	Markets	Other	Significant
	Measured	for Identical	Observable	Unobservable
	At Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

September 30, 2018
Assets
Securities available for sale
Obligations of states and political subdivisions	$52,059	$-	$51,659	$400
Mortgage-backed securities	50,770	-	50,770	-
Corporate notes	16,294	-	16,294	-
U.S. Treasury securities	500	-	500	-
Mortgage servicing rights	3,000	-	3,000	-

December 31, 2017
Assets
Securities available for sale
Obligations of states and political subdivisions	$59,390	$-	$58,890	$500
Mortgage-backed securities	42,635	-	42,635	-
Corporate notes	16,520	-	16,520	-
U.S. Treasury securities	498	-	498	-
Mortgage servicing rights	2,610	-	2,610	-

Fair value of assets measured on a recurring basis using significant unobservable inputs (Level 3) are as follows:

	September 30, 2018	December 31, 2017

Total securities at beginning of year	$500	$1,010
Included in earnings	-	-
Included in other comprehensive income	-	-
Purchases, issuance, and settlements	(100)	-
Transfer in and/or out of level 3	-	(510)
Total securities at end of period	$400	$500

Information regarding the fair value of assets measured at fair value on a non-recurring basis is as follows:

		Quoted Prices
		In Active	Significant
	Assets	Markets	Other	Significant
	Measured	for Identical	Observable	Unobservable
	At Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2018
OREO	$4,892	$-	$-	$4,892
Impaired Loans, net of impairment reserve	22,189	-	-	22,189
	$27,081	$-	$-	$27,081
December 31, 2017
OREO	$6,270	$-	$-	$6,270
Impaired Loans, net of impairment reserve	18,372	-	-	18,372
	$24,642	$-	$-	$24,642

The following is a description of the valuation methodologies used by the Company for the items noted in the table above, including the general classification of such instruments in the fair value hierarchy. For individually evaluated impaired loans, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, the estimated fair value of the underlying collateral for collateral-dependent loans, or the estimated liquidity of the note. For OREO, the fair value is based upon the estimated fair value of the underlying collateral adjusted for the expected costs to sell. The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets:

	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
As of September 30, 2018
OREO	Third-party appraisals, sales contracts or brokered price options	Collateral discounts and estimated costs to sell	0% - 40%	21.7%
Impaired loans	Third-party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 100%	8.5%

As of December 31, 2017
OREO	Third-party appraisals, sales contracts or brokered price options	Collateral discounts and estimated costs to sell	0% - 100%	15.7%
Impaired loans	Third-party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 100%	6.1%

The following methods and assumptions were used by the Company to estimate fair value of financial instruments.

Cash and cash equivalents — Fair value approximates the carrying amount.

Securities — The fair value measurement is obtained from an independent pricing service and is based on recent sales of similar securities and other observable market data.

Loans held for sale — Fair value is based on commitments on hand from investors or prevailing market prices.

Loans — Fair value of variable rate loans that reprice frequently are based on carrying value. Fair value of other loans is estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings. Fair value of impaired and other nonperforming loans are estimated using discounted expected future cash flows or the fair value of the underlying collateral, if applicable.

Other investments — The carrying amount reported in the consolidated balance sheets for other investments approximates the fair value of these assets.

Mortgage servicing rights — Fair values were determined using the present value of future cash flows.

Cash value of life insurance — The carrying amount approximates its fair value.

Deposits — Fair value of deposits with no stated maturity, such as demand deposits, savings, and money market accounts, by definition, is the amount payable on demand on the reporting date. Fair value of fixed-rate time deposits is estimated using discounted cash flows applying interest rates currently offered on similar time deposits.

Securities sold under repurchase agreements — The fair value of securities sold under repurchase agreements with variable rates or due on demand is the amount payable at the reporting date. The fair value of securities sold under repurchase agreements with fixed terms is estimated using discounted cash flows with discount rates at interest rates currently offered for securities sold under repurchase agreements of similar remaining values.

Notes payable and Subordinated notes — Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt. Fair value of borrowings is estimated by discounting future cash flows using the current rates at which similar borrowings would be made. Fair value of borrowed funds due on demand is the amount payable at the reporting date.

Off-balance-sheet instruments — Fair value is based on quoted market prices of similar financial instruments where available. If a quoted market price is not available, fair value is based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreement and the company’s credit standing. Since this amount is immaterial, no amounts for fair value are presented.

The carrying value and estimated fair value of financial instruments at September 30, 2018 and December 31, 2017 follows:

		Fair value
September 30, 2018	Carrying amount	Level 1	Level 2	Level 3	Total

Financial assets:
Cash and cash equivalents	$35,316	$35,316	$-	$-	$35,316
Securities held to maturity	40,882	-	40,129	-	40,129
Securities available for sale	119,623	-	119,223	400	119,623
Loans held for sale	564	-	-	564	564
Loans, net	1,429,917	-	-	1,416,546	1,416,546
Other investments, at cost	4,900	-	-	4,900	4,900
Mortgage servicing rights	3,000	-	3,000	-	3,000
Cash surrender value of life insurance	24,027	24,027	-	-	24,027

Financial liabilities:
Deposits	$1,486,470	$-	$-	$1,372,558	$1,372,558
Securites sold under repurchase agreements	7,298	-	7,298	-	7,298
Notes payable	48,000	-	48,000	-	48,000
Subordinated notes	11,500	-	11,500	-	11,500

		Fair value
December 31, 2017	Carrying amount	Level 1	Level 2	Level 3	Total

Financial assets:
Cash and cash equivalents	$101,977	$101,977	$-	$-	$101,977
Securities held to maturity	39,991	-	39,808	-	39,808
Securities available for sale	119,043	-	118,543	500	119,043
Loans, net	1,385,935	-	-	1,375,864	1,375,864
Other investments, at cost	7,226	-	-	7,226	7,226
Mortgage servicing rights	2,610	-	2,610	-	2,610
Cash surrender value of life insurance	23,722	23,722	-	-	23,722

Financial liabilities:
Deposits	$1,506,642	$-	$-	$1,454,580	$1,454,580
Securites sold under repurchase agreements	47,568	-	47,568	-	47,568
Notes payable	8,500	-	8,500	-	8,500
Subordinated notes	11,500	-	11,500	-	11,500

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Consequently, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters that could affect the estimates. Fair value estimates are based on existing on- and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.

Deposits with no stated maturities are defined as having a fair value equivalent to the amount payable on demand. This prohibits adjusting fair value derived from retaining those deposits for an expected future period of time. This component, commonly referred to as a deposit base intangible, is neither considered in the above amounts nor is it recorded as an intangible asset on the consolidated balance sheet. Significant assets and liabilities that are not considered financial assets and liabilities include premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

NOTE 12 – STOCK-BASED COMPENSATION

The Company has made restricted share grants pursuant to the Bank First National Corporation 2011 Equity Plan (Plan). The purpose of the Plan is to provide financial incentives for selected employees and for the non-employee Directors of the Company, thereby promoting the long-term growth and financial success of the Company. The Company stock to be offered under the Plan pursuant to Stock Appreciation Rights (SAR), performance unit awards, and restricted stock and unrestricted Company stock awards must be Company stock previously issued and outstanding and reacquired by the Company. The number of shares of Company stock that may be issued pursuant to awards under the Plan shall not exceed, in the aggregate, 659,250. As of September 30, 2018 and December 31, 2017, 160,362 and 142,465 shares of Company stock have been awarded under the Plan, respectively. Compensation expense for restricted stock is based on the fair value of the awards of Bank First National Corporation common stock at the time of grant. The value of restricted stock grants that are expected to vest is amortized into expense over the vesting periods. For the nine months ended September 30, 2018 and 2017, compensation expense of $410,000 and $338,000, respectively, was recognized related to restricted stock awards.

As of September 30, 2018, there was $1,461,000 of unrecognized compensation cost related to non-vested restricted stock awards granted under the plan. That cost is expected to be recognized over a weighted average period of 2.75 years. The aggregate grant date fair value of restricted stock awards that vested during the nine months ended September 30, 2018, was approximately $483,000.

	For the nine months ended September 30, 2018		For the nine months ended September 30, 2017

		Weighted-		Weighted-
		Average Grant-		Average Grant-
	Shares	Date Fair Value	Shares	Date Fair Value
Restricted Stock
Outstanding at beginning of period	53,619	$26.59	59,543	$21.98
Granted	17,989	46.55	15,975	35.00
Vested	(19,825)	24.35	(21,899)	20.20
Forfeited or cancelled	-	-	-	-
Outstanding at end of period	51,783	$34.38	53,619	$26.59

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2017 set forth in our Registration Statement on Form 10 Amendment No. 1 (Registration No. 001-38676) and filed with the SEC on October 17, 2018 (the “Registration Statement”) and with our unaudited condensed accompanying notes set forth in this Quarterly Report on Form 10-Q for the quarterly period September 30, 2018.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report are forward-looking statements within the meaning of and subject to the safe harbor protections of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements relating to the Company’s assets, business, cash flows, condition (financial or otherwise), credit quality, financial performance, liquidity, short and long-term performance goals, prospects, results of operations, strategic initiatives, potential future acquisitions, disposition and other growth opportunities. These statements, which are based upon certain assumptions and estimates and describe the Company’s future plans, results, strategies and expectations, can generally be identified by the use of the words and phrases “may,” “will,” “should,” “could,” “would,” “goal,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target,” “aim,” “predict,” “continue,” “seek,” “projection” and other variations of such words and phrases and similar expressions. These forward-looking statements are not historical facts, and are based upon current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond the Company’s control. The inclusion of these forward-looking statements should not be regarded as a representation by the Company or any other person that such expectations, estimates and projections will be achieved. Accordingly, the Company cautions investors that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict and that are beyond the Company’s control. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable as of the date of this report, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statement in this report including, without limitation, the risks and other factors set forth in the Company’s Registration Statements under the captions “Cautionary Note Regarding Forward-Looking Statements” and “Risk factors.” Many of these factors are beyond the Company’s ability to control or predict. If one or more events related to these or other risks or uncertainties materialize, or if the Company’s underlying assumptions prove to be incorrect, actual results may differ materially from the forward-looking statements. Accordingly, investors should not place undue reliance on any such forward-looking statements. Any forward-looking statements speaks only as of the date of this report, and the Company does not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law. New risks and uncertainties may emerge from time to time, and it is not possible for the Company to predict their occurrence or how they will affect the Company.

We qualify all of our forward-looking statements by these cautionary statements.

CRITICAL ACCOUNTING POLICIES

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and general practices within the banking industry. Within our financial statements, certain financial information contains approximate measurements of financial effects of transactions and impacts at the consolidated balance sheet dates and our results of operations for the reporting periods. As certain accounting policies require significant estimates and assumptions that have a material impact on the carrying value of assets and liabilities, we have established critical accounting policies to facilitate making the judgments necessary to prepare our financial statements. Our critical accounting policies are described in our previously filed Registration Statement

OVERVIEW

Bank First National Corporation is a Wisconsin corporation that was organized primarily to serve as the holding company for Bank First, N.A. Bank First, N.A., which was incorporated in 1894, is a nationally-chartered bank headquartered in Manitowoc, Wisconsin. It is a member of the Board of Governors of the Federal Reserve System (“Federal Reserve”), and is regulated by the Office of the Comptroller of the Currency (“OCC”). Including its headquarters in Manitowoc, Wisconsin, the Bank has 18 banking locations in Manitowoc, Outagamie, Brown, Winnebago, Sheboygan, Waupaca and Barron counties in Wisconsin. The Bank offers loan, deposit and treasury management products at each of its banking locations.

As with most community banks, the Bank derives a significant portion of its income from interest received on loans and investments. The Bank’s primary source of funding is deposits, both interest-bearing and noninterest-bearing. In order to maximize the Bank’s net interest income, or the difference between the income on interest-earning assets and the expense of interest-bearing liabilities, the Bank must not only manage the volume of these balance sheet items, but also the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities. To account for credit risk inherent in all loans, the Bank maintains an ALL to absorb possible losses on existing loans that may become uncollectible. The Bank establishes and maintains this allowance by charging a provision for loan losses against operating earnings. Beyond its net interest income, the Bank further receives income through the net gain on sale of loans held for sale as well as servicing income which is retained on those sold loans. In order to maintain its operations and bank locations, the Bank incurs various operating expenses which are further described within the “Results of Operations” later in this section.

The Bank is a 49.8% member of a data processing subsidiary, UFS, LLC which provides core data processing, endpoint management cloud services, cyber security and digital banking solutions for over 50 Midwest banks. The Bank, through its 100% owned subsidiary TVG Holdings, Inc., also holds a 30% ownership interest in Ansay & Associates, LLC, an insurance agency providing clients throughout the Midwest with insurance and risk management solutions. These unconsolidated subsidiary interests contribute noninterest income to the Bank through their underlying annual earnings.

On October 27, 2017, the Company consummated its merger with Waupaca pursuant to the Agreement and Plan of Bank Merger, dated as of May 11, 2017 and as amended on July 20, 2017, by and among the Company, BFNC Merger Sub, LLC, a wholly-owned subsidiary of the Company, and Waupaca, whereby Waupaca was merged with and into the Company, and First National Bank, Waupaca’s wholly owned banking subsidiary, was merged with and into the Bank. The system integration was completed, and six branches of First National Bank opened on October 30, 2017 as branches of the Bank, expanding the Bank’s presence into Barron and Waupaca counties.

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

The following tables present certain selected historical consolidated financial data as of the dates or for the period indicated:

	At or for the Three Months Ended					At or for the Nine Months Ended
(In thousands, except per share data)	9/30/2018	6/30/2018	3/31/2018	12/31/2017	9/30/2017	9/30/2018	9/30/2017

Results of Operations:

Interest income	$19,510	$19,372	$19,309	$17,430	$12,629	$58,191	$36,042
Interest expense	3,974	3,604	3,027	2,298	1,998	10,605	5,434

Net interest income	15,536	15,768	16,282	15,132	10,631	47,586	30,608
Provision for loan losses	800	900	485	420	255	2,185	635

Net interest income after provision for loan losses	14,736	14,868	15,797	14,712	10,376	45,401	29,973

Noninterest income	2,508	3,027	3,443	1,888	2,247	8,978	7,961
Noninterest expense	9,708	10,064	9,977	10,418	6,974	29,749	19,976

Income before income tax expense	7,536	7,831	9,263	6,182	5,649	24,630	17,958
Income tax expense	1,604	1,431	2,200	2,904	1,818	5,235	5,923

Net income	$5,932	$6,400	$7,063	$3,278	$3,831	$19,395	$12,035

Earnings per common share (basic and diluted):	$0.89	$0.96	$1.05	$0.50	$0.62	$2.90	$1.95

Common Shares:

Basic and diluted weighted average	6,661,337	6,672,344	6,714,347	6,612,114	6,151,737	6,682,472	6,176,329
Outstanding	6,659,021	6,662,292	6,692,407	6,805,684	6,143,576	6,659,021	6,143,576

Noninterest income / noninterest expense:

Service charges	$971	$786	$846	$790	$820	$2,603	$2,156
Income from Ansay	176	562	1,196	(125)	117	1,934	1,788
Income from UFS	660	586	609	679	614	1,855	1,711
Loan servicing income	260	604	242	117	197	1,106	1,045
Net gain on sales of mortgage loans	144	128	157	182	319	429	713
Noninterest income from strategic alliances	24	21	23	24	25	68	70
Other noninterest income	273	340	370	221	155	983	478

Total noninterest income	$2,508	$3,027	$3,443	$1,888	$2,247	$8,978	$7,961

Personnel expense	$5,205	$5,446	$5,317	$5,681	$3,577	$15,968	$10,914
Occupancy, equipment and office	817	532	1,350	920	845	2,699	2,171
Data processing	856	925	939	848	752	2,720	2,091
Postage, stationery and supplies	138	159	167	178	121	464	273
Net (gain) loss on sales of OREO	233	(38)	136	(10)	(32)	331	(39)
Net (gain) loss on sales of securities	(19)	47	3	23	-	31	9
Advertising	36	54	52	59	54	142	124
Charitable contributions	169	322	373	104	170	864	391
Outside service fees	817	896	520	1,685	585	2,233	1,926
Amortization of intangibles	189	189	189	129	-	567	3
Other noninterest income	1,267	1,532	931	801	902	3,730	2,113

Total noninterest expense	$9,708	$10,064	$9,977	$10,418	$6,974	$29,749	$19,976

Period-end balances:

Loans	$1,441,477	$1,434,504	$1,405,245	$1,397,547	$1,103,088	$1,441,477	$1,103,088
ALL	11,560	13,047	12,113	11,612	11,243	11,560	11,243
Investment securities available-for-sale, at fair value	119,623	121,550	124,238	119,043	84,549	119,623	84,549
Investment securities held-to-maturity, at cost	40,882	41,203	39,082	39,991	40,529	40,882	40,529
Goodwill and other intangibles, net	20,425	20,614	20,413	20,663	10,723	20,425	10,723
Total assets	1,735,754	1,741,874	1,703,623	1,753,404	1,333,016	1,735,754	1,333,016
Deposits	1,486,470	1,495,424	1,468,713	1,506,642	1,141,383	1,486,470	1,141,383
Stockholders' equity	169,133	165,200	161,795	161,728	134,933	169,133	134,933
Book value per common share	25.40	24.80	24.18	23.76	21.96	25.40	21.96
Tangible book value per common share (1)	22.78	22.15	21.52	21.11	20.66	22.78	20.66

Average balances:

Loans	$1,437,832	$1,424,604	$1,404,766	$1,333,598	$1,085,807	$1,422,532	$1,061,436
Interest-earning assets	1,654,966	1,676,017	1,671,358	1,600,473	1,315,720	1,667,419	1,307,710
Total assets	1,772,768	1,794,227	1,786,306	1,701,974	1,403,204	1,784,384	1,389,734
Deposits	1,487,865	1,474,952	1,470,579	1,385,150	1,146,171	1,478,132	1,125,245
Interest-bearing liabilities	1,185,391	1,215,923	1,211,571	1,109,472	919,961	1,204,199	931,585
Goodwill and other intangibles, net	20,610	20,474	20,503	18,587	10,723	20,504	10,559
Stockholders' equity	167,651	162,860	161,331	148,950	134,260	163,970	131,639

Financial ratios (2):

Return on average assets	1.33%	1.42%	1.57%	0.76%	1.08%	1.45%	1.15%
Return on average common equity	14.04%	15.59%	17.37%	8.73%	11.32%	15.77%	12.19%
Average equity to average assets	9.46%	9.08%	9.03%	8.75%	9.57%	9.19%	9.47%
Stockholders' equity to assets	9.74%	9.48%	9.50%	9.22%	10.12%	9.74%	10.12%
Tangible equity to tangible assets (1)	8.83%	8.56%	8.54%	8.28%	9.58%	8.83%	9.58%
Loan yield	4.98%	5.04%	5.12%	4.80%	4.18%	5.04%	4.11%
Earning asset yield	4.76%	4.72%	4.77%	4.46%	3.96%	4.75%	3.76%
Cost of funds	1.33%	1.19%	1.01%	0.82%	0.86%	1.18%	0.78%
Net interest margin, taxable equivalent	3.81%	3.86%	4.04%	3.89%	3.35%	3.90%	3.27%
Net loan charge-offs to average loans	0.16%	0.00%	0.00%	0.00%	0.01%	0.16%	0.01%
Nonperforming loans to total loans	1.99%	1.43%	1.45%	1.47%	0.10%	1.99%	0.10%
Nonperforming assets to total assets	1.79%	1.32%	1.44%	1.42%	0.20%	1.79%	0.20%
ALL to loans	0.80%	0.91%	0.86%	0.83%	1.02%	0.80%	1.02%

(1)	These measures are not measures prepared in accordance with GAAP, and are therefore considered to be non-GAAP financial measures. See "GAAP reconciliation and management explanation of non-GAAP finanical measures" for a reconciliation of these measures to their most comparable GAAP measures.
(2)	Income statement-related ratios for partial year periods are annualized.

GAAP RECONCILIATION AND MANAGEMENT EXPLANATION OF NON-GAAP FINANCIAL MEASURES

We identify certain financial measures discussed in the Report as being “non-GAAP financial measures.” The non-GAAP financial measures presented in this Report are tangible book value per common share and tangible equity to tangible assets.

In accordance with the SEC’s rules, we classify a financial measure as being a non-GAAP financial measure if that financial measure excludes or includes amounts, or is subject to adjustments that have the effect of excluding or including amounts, that are included or excluded, as the case may be, in the most directly comparable measure calculated and presented in accordance with GAAP as in effect from time to time in the United States in our statements of income, balance sheets or statements of cash flows.

The non-GAAP financial measures that we discuss in this Report should not be considered in isolation or as a substitute for the most directly comparable or other financial measures calculated in accordance with GAAP. Moreover, the manner in which we calculate the non-GAAP financial measures that we discuss in our selected historical consolidated financial data may differ from that of other companies reporting measures with similar names. You should understand how such other banking organizations calculate their financial measures similar or with names similar to the non-GAAP financial measures we have presented in our selected historical consolidated financial data when comparing such non-GAAP financial measures. The following discussion and reconciliations provide a more detailed analysis of these non-GAAP financial measures.

Tangible book value per common share and tangible equity to tangible assets are non-GAAP measures that exclude the impact of goodwill and other intangibles used by the Company’s management to evaluate capital adequacy. Because intangible assets such as goodwill and other intangibles vary extensively from company to company, we believe that the presentation of this information allows investors to more easily compare the Company’s capital position to other companies. The most directly comparable financial measures calculated in accordance with GAAP are book value per common share, return on average common equity and stockholders’ equity to total assets.

The following table presents, as of the dates set forth below, reconciliations of our tangible common equity to our total stockholders’ equity, our tangible assets to total assets, our tangible book value per share to our book value per share, and our tangible common equity to tangible assets to our stockholders’ equity to total assets:

	At or for the Three Months Ended					At or for the Nine Months Ended
(In thousands, except per share data)	9/30/2018	6/30/2018	3/31/2018	12/31/2017	9/30/2017	9/30/2018	9/30/2017

Tangible Assets
Total assets	$1,735,754	$1,741,874	$1,703,623	$1,753,404	$1,333,016	$1,735,754	$1,333,016
Adjustments:
Goodwill	(15,024)	(15,024)	(15,024)	(15,085)	(7,984)	(15,024)	(7,984)
Core deposit intangible, net of amortization	(2,401)	(2,590)	(2,779)	(2,968)	-	(2,401)	-
Tangible assets	$1,718,329	$1,724,260	$1,685,820	$1,735,351	$1,325,032	$1,718,329	$1,325,032

Tangible Common Equity
Total stockholders' equity	$169,133	$165,200	$161,795	$161,728	$134,933	$169,133	$134,933
Adjustments:
Goodwill	(15,024)	(15,024)	(15,024)	(15,085)	(7,984)	(15,024)	(7,984)
Core deposit intangible, net of amortization	(2,401)	(2,590)	(2,779)	(2,968)	-	(2,401)	-
Tangible common equity	$151,708	$147,586	$143,992	$143,675	$126,949	$151,708	$126,949

Book value per common share	$25.40	$24.80	$24.18	$23.76	$21.96	$25.40	$21.96
Tangible book value per common share	22.78	22.15	21.52	21.11	20.66	22.78	20.66

Total stockholders' equity to total assets	9.74%	9.48%	9.50%	9.22%	10.12%	9.74%	10.12%
Tangible common equity to tangible assets	8.83%	8.56%	8.54%	8.28%	9.58%	8.83%	9.58%

PUBLIC COMPANY COSTS

On September 24, 2018, the Company filed a Registration Statement on Form 10 with the SEC, and filed the Amendment No.1 to the Registration Statement on Form 10 on October 17, 2018. That Registration Statement was declared effective by the SEC on October 23, 2018. The Company qualifies as an “emerging growth company” as defined by the Jumpstart Our Business Startups Act (JOBS Act).

There are additional costs associated with operating as a public company including hiring additional personnel, enhancing technology and expanding our capabilities. We expect that these costs will include legal, regulatory, accounting, investor relations and other expenses that we did not incur as a private company. Sarbanes-Oxley, as well as rules adopted by the U.S. Securities and Exchange Commission, or SEC, the Federal Deposit Insurance Corporation (FDIC) and national securities exchanges also requires public companies to implement specified corporate governance practices. In addition, due to regulatory changes in the banking industry and the implementation of new laws, rules and regulations, we are now subject to higher regulatory compliance costs. These additional rules and regulations also increase our legal, regulatory, accounting and financial compliance costs and make some activities more time-consuming.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2018 and September 30, 2017

General.   Net income increased $2.1 million to $5.9 million for three months ended September 30, 2018, compared to $3.8 million for the same period in 2017. This increase was primarily due to the increased scale of the Bank’s operations as a result of the Waupaca acquisition during the fourth quarter of 2017 as well as the lower corporate tax rates enacted by the Tax Cuts and Jobs Act. The results of operations for the three months ended September 30, 2018 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2018.

Net Interest Income.    Net interest and dividend income increased by $4.9 million to $15.5 million for the three months ended September 30, 2018, compared to $10.6 million for three months ended September 30, 2017. The increase in net interest income was primarily due to the increased scale of the Bank’s loan portfolio as a result of the Waupaca acquisition during the fourth quarter of 2017, and to a lesser extent the result of an increasing interest rate environment. Interest income on loans increased by $6.6 million, or 57.7%, during the same period. Total average interest-earning assets increased to $1.7 billion for the three months ended September 30, 2018, up from $1.3 billion for the same period in 2017. Our tax equivalent net interest margin increased 46 basis points to 3.81% for the three-months ended September 30, 2018, up from 3.35% for the same period in 2017. Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes on both volume and mix and pricing decisions, and external factors include changes in market interest rates, competition and the shape of the interest rate yield curve.

Interest Income.   Total interest income increased $6.9 million, or 54.5%, to $19.5 million for the three months ended September 30, 2018 compared to $12.6 million for the same period in 2017. The increase in total interest income was primarily due to the increased scale of the Bank’s loan portfolio as a result of the Waupaca acquisition during the fourth quarter of 2017, and to a lesser extent the result of an increasing interest rate environment. The average balance of loans increased by $352.0 million during the three months ended September 30, 2018 compared to the same period in 2017.

Interest Expense.   Interest expense increased $2.0 million, or 98.9%, to $4.0 million for the three months ended September 30, 2018 compared to $2.0 million for the same period in 2017. The increase in net interest expense was due in part to the increased scale of the Bank’s core deposit base as a result of the acquisition of Waupaca during the fourth quarter of 2017 as well as the result of an increasing interest rate environment.

Interest expense on interest-bearing deposits increased by $1.7 million to $3.4 million for the three months ended September 30, 2018, from $1.7 million for the same period in 2017. This increase was primarily due to the increased scale of the Bank’s deposit portfolio as a result of the Waupaca acquisition during the fourth quarter of 2017, as well as the result of an increasing interest rate environment. The average cost of interest-bearing deposits was 1.23% for the three months ended September 30, 2018, compared to 0.82% for the same period in 2017.

Provision for Loan Losses.   Credit risk is inherent in the business of making loans. We establish an ALL through charges to earnings, which are shown in the statements of operations as the provision for loan losses. Specifically identifiable and quantifiable known losses are promptly charged off against the allowance. The provision for loan losses is determined by conducting a quarterly evaluation of the adequacy of our ALL and charging the shortfall or excess, if any, to the current quarter’s expense. This has the effect of creating variability in the amount and frequency of charges to earnings. The provision for loan losses and level of allowance for each period are dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management’s assessment of the quality of the loan portfolio, the valuation of problem loans and the general economic conditions in our market area. The determination of the amount is complex and involves a high degree of judgment and subjectivity.

We recorded a provision for loan losses of $0.8 million for the three months ended September 30, 2018, compared to $0.3 million for the same period in 2017. We recorded net charge-offs of  $2.3 million for the three months ended September 30, 2018, compared to net charge offs of  $76,000 for the same period in 2017. The ALL was $11.6 million, or 0.80% of total loans, at September 30, 2018 compared to $11.2 million, or 1.02% of total loans at September 30, 2017. The increase in provision for loan losses was due primarily to establishing an ALL on loans that were a part of the Waupaca acquisition and were initially recorded at fair value under purchase accounting rules which were renewing during the eleven months since that transaction. The reduction in the ALL to total loans ratio was a result of loans acquired from Waupaca being recorded at fair value at the time of acquisition, with no related allowance recorded.

Noninterest Income.   Noninterest income is an important component of our total revenues. A significant portion of our noninterest income is associated with service charges and income from the Bank’s subsidiaries, Ansay & Associates, LLC and UFS, LLC. Other sources of noninterest income include loan servicing fees, gains on sales of mortgage loans, and other income from strategic alliances.

Noninterest income increased $0.3 million to $2.5 million for the three months ended September 30, 2018 compared to $2.2 million for the same period in 2017. The primary reason for the increase in noninterest income was stronger fees from service charges during 2018 as a result of the Bank’s added scale from the acquisition of Waupaca during the fourth quarter of 2017. Secondarily, other noninterest income increased due to rent received on three OREO properties which were acquired as part of that same transaction. These increases were partially offset by reduced gains on sales of mortgage loans as we experienced a slowdown in mortgage originations during 2018. The major components of our noninterest income are listed below:

	Three Months Ended September 30
	2018	2017	$ Change	% Change
(In thousands)
Noninterest Income
Service Charges	$971	$820	151	18%
Income from Ansay & Associates, LLC	176	117	59	50%
Income from UFS, LLC	660	614	46	7%
Loan Servicing income	260	197	63	32%
Net gain on sales of mortgage loans	144	319	(175)	(55)%
Noninterest income from strategic alliances	24	25	(1)	(4)%
Other	273	155	118	76%
Total noninterest income	$2,508	$2,247	$261	12%

Noninterest Expense.   Noninterest expense increased $2.7 million to $9.7 million for the three months ended September 30, 2018 compared to $7.0 million for the same period in 2017. The significant increase in noninterest expense was nearly entirely attributable to the added scale as a result of the Bank’s acquisition of Waupaca during the fourth quarter of 2017. Salaries, commissions and employee benefits expense for the three months ended September 30, 2018 was $5.2 million compared to $3.6 million for the three months ended September 30, 2017, an increase of $1.6 million, or 45.5%. This increase was attributable to an increase in the overall number of employees due to the Waupaca acquisition and also to support our continued growth, annual salary adjustments, increased bonus and incentives and increased benefit costs. Data processing expense also increased due to the added scale as a result of the Waupaca acquisition. Net losses from sales and valuations of OREO increased in the three months ended September 30, 2018 compared to the same period in 2017 due to the higher level of OREO which was a part of our acquisition of Waupaca in the fourth quarter of 2017. The increase in amortization of intangibles from the three months ended September 30, 2017 to the same period in 2018 is the result of amortization of the core deposit intangible which resulted from the same acquisition of Waupaca. The category of other expense contains all other noninterest expenses which occur from operating the Bank. Significant increases from the third quarter of 2017 to the same period in 2018 occurred in the areas of costs related to foreclosure and maintenance on OREO, collection activities on loans which have deteriorated credit quality, and the costs of added scale of six branches acquired in the Waupaca transaction.

The major components of our noninterest expense are listed below:

	Three Months Ended September 30
	2018	2017	$ Change	% Change
	(In thousands)
Noninterest Expense
Salaries, commissions and employee benefits	$5,205	$3,577	$1,628	46%
Occupancy	817	845	(28)	(3)%
Data Processing	856	752	104	14%
Postage, stationary, and supplies	138	121	17	14%
Net (gain) loss on sales and valuation of OREO	233	(32)	265	NM
Net gain on sales of securities	(19)	-	(19)	NM
Advertising	36	54	(18)	(33)%
Charitable contributions	169	170	(1)	(1)%
Outside service fees	817	585	232	40%
Amortization of intangibles	189	-	189	NM
Other	1,267	902	365	40%
Total noninterest expenses	$9,708	$6,974	$2,734	39%

Income Tax Expense.   We recorded a provision for income taxes of $1.6 million for the three months ended September 30, 2018 compared to a provision of $1.8 million for the same period during 2017, reflecting effective tax rates of 21.3% and 32.2%, respectively. The effective tax rates were reduced from the statutory federal and state income tax rates largely as a result of tax-exempt interest income produced by certain qualifying loans and investments in the Bank’s portfolios. The effective tax rate for the three months ended September 30, 2018 as compared to the effective tax rate for the three months ended September 30, 2017 was reduced primarily as a result of lower corporate tax rates which were enacted by the Tax Cuts and Jobs Act.

Results of Operations for the Nine Months Ended September 30, 2018 and September 30, 2017

General.   Net income increased $7.4 million, or 61.2% to $19.4 million for the nine months ended September 30, 2018, from $12.0 million for the nine months ended September 30, 2017. This increase was primarily due to the increased scale of the Bank’s operations as a result of the Waupaca acquisition during the fourth quarter of 2017 as well as the lower corporate tax rates enacted by the Tax Cuts and Jobs Act.

Net Interest Income.   Net interest income increased by $17.0 million to $47.6 million for the nine months ended September 30, 2018, from $30.6 million for the same period in 2017. The increase in net interest income was due to loan growth primarily from the acquisition of loans from Waupaca. Interest income on loans increased by $20.9 million, or 63.9%, for the first nine months of 2018 compared to the first nine months of 2017. Total average interest-earning assets increased to $1.7 billion for the nine months ended September 30, 2018 from $1.3 billion for the same period in 2017. The Bank’s net interest margin increased 62 basis points to 3.90% for the nine months ended September 30, 2018, up from 3.28% for the same period in 2017.

Interest Income.   Total interest income increased $22.2 million, or 61.5%, to $58.2 million for the nine months ended September 30, 2018, up from $36.0 million for the same period in 2017. As noted above, the increase was primarily due to loan growth from the acquisition of Waupaca. The average balance of loans increased by $361.1 million during the first nine months of 2018 compared to the same period in 2017.

Interest Expense.   Interest expense increased $5.2 million, or 95.2%, to $10.6 million for the nine months ended September 30, 2018, up from $5.4 million for the nine months ended September 30, 2017. The increase was driven by a $272.6 million increase in the average balance of interest-bearing liabilities as well as an increase in the average cost of interest bearing liabilities, rising 40 basis points from 0.78% to 1.18%. Interest expense from sweep repurchase agreements and borrowed funds increased by $1.2 million for the first nine months of 2018 compared to the same period in the prior year, primarily impacted by the borrowings required to fund the acquisition of Waupaca during the fourth quarter of 2017. Interest expense on interest-bearing deposits increased by $4.0 million to $8.6 million for the nine months ended September 30, 2018, from $4.6 million for the same period in 2017. This increase was primarily due to a higher interest rate environment along with elevated levels of interest-bearing deposits as a result of the acquisition of Waupaca. The average cost of interest-bearing deposits was 1.07% for the nine months ended September 30, 2018, compared to 0.75% for the same period in 2017. The average cost of certificates of deposits decreased during the first nine months of 2018 as compared to the same period in 2017 due to a significant change in duration mix of the certificates acquired in the Waupaca acquisition, leading to a shorter overall duration of lower bearing deposits. We experienced an increase in the average cost of checking, savings and money market accounts for the nine months ended September 30, 2018 as compared to the same period in 2017 due to a generally higher interest rate environment.

Provision for Loan Losses.   We recorded a provision for loan losses of $2.2 million for the nine months ended September 30, 2018, compared to $0.6 million for the first nine months of 2017. The increase in provision for loan losses was due primarily to establishing an ALL on loans that were a part of the Waupaca acquisition and were initially recorded at fair value under purchase accounting rules which were renewing during the eleven months since that transaction.

Noninterest Income.   Noninterest income increased $1.0 million to $9.0 million for the nine months ended September 30, 2018 compared to $8.0 million for the same period in 2017. The primary reason for the increase in noninterest income was stronger fees from service charges during 2018 as a result of the Bank’s added scale from the acquisition of Waupaca during the fourth quarter of 2017. Secondarily, other noninterest income increased due to rent received on three OREO properties which were acquired as part of that same transaction. Income from our minority-owned subsidiaries Ansay & Associates, LLC and UFS, LLC also saw increased profitability during the first nine months of 2018 compared to the same period in 2017. These increases were partially offset by reduced gains on sales of mortgage loans as we experienced a slowdown in mortgage originations during 2018. The major components of our noninterest income are listed in the table below:

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
	(In thousands)
Noninterest Income
Service Charges	$2,603	$2,156	$447	21%
Income from Ansay & Associates, LLC	1,934	1,788	146	8%
Income from UFS, LLC	1,855	1,711	144	8%
Loan Servicing income	1,106	1,045	61	6%
Net gain on sales of mortgage loans	429	713	(284)	(40)%
Noninterest income from strategic alliances	68	70	(2)	(3)%
Other	983	478	505	106%
Total noninterest income	$8,978	$7,961	$1,017	13%

Noninterest Expense.   Noninterest expense increased $9.8 million to $29.8 million for the nine months ended September 30, 2018 compared to $20.0 million for the same period in 2017. The significant increase in noninterest expense was nearly entirely attributable to the added scale as a result of the Bank’s acquisition of Waupaca during the fourth quarter of 2017. Salaries, commissions and employee benefits expense for the nine months ended September 30, 2018 was $16.0 million compared to $10.9 million for the nine months ended September 30, 2017, an increase of $5.1 million, or 46.3%. This increase was attributable to an increase in the overall number of employees due to the Waupaca acquisition and also to support our continued growth, annual salary adjustments, increased bonus and incentives and increased benefit costs. Occupancy and data processing expense also increased due to the added scale as a result of the Waupaca acquisition. Net losses from sales and valuations of OREO increased in the nine months ended September 30, 2018 compared to the same period in 2017 due to the higher level of OREO which was a part of our acquisition of Waupaca in the fourth quarter of 2017. The increase in amortization of intangibles from the nine months ended September 30, 2017 to the same period in 2018 is the result of amortization of the core deposit intangible which resulted from the same acquisition of Waupaca. The category of other expense contains all other noninterest expenses which occur from operating the Bank. Significant increases from the first nine months of 2017 to the same period in 2018 occurred in the areas of costs related to foreclosure and maintenance on OREO, collection activities on loans which have deteriorated credit quality, and the costs of added scale of six branches acquired in the Waupaca transaction. The major components of our noninterest expense are listed in the table below.

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
	(In thousands)
Noninterest Expense
Salaries, commissions and employee benefits	$15,968	$10,914	$5,054	46%
Occupancy	2,699	2,171	528	24%
Data Processing	2,720	2,091	629	30%
Postage, stationary, and supplies	464	273	191	70%
Net (gain) loss on sales and valuation OREO	331	(39)	370	NM
Net loss on sales of securities	31	9	22	244%
Advertising	142	124	18	15%
Charitable contributions	864	391	473	121%
Outside service fees	2,233	1,926	307	16%
Amortization of intangibles	567	3	564	NM
Other	3,730	2,113	1,617	77%
Total noninterest expenses	$29,749	$19,976	$9,773	49%

Income Tax Expense.   We recorded a provision for income taxes of $5.2 million for the nine months ended September 30, 2018, compared to $5.9 million for the same period in 2017, reflecting effective tax rates of 21.25% and 32.98%, respectively. On December 22, 2017, the President of the United States signed the Tax Cuts and Jobs Act, reducing the top tier corporate income tax rate from 35% to 21%. This is the primary reason for the decline in effective tax rates for 2018.

NET INTEREST MARGIN

Net interest income represents the difference between interest earned, primarily on loans and investments, and interest paid on funding sources, primarily deposits and borrowings. Interest rate spread is the difference between the average rate earned on total interest-earning assets and the average rate paid on total interest-bearing liabilities. Net interest margin is the amount of net interest income, on a fully taxable-equivalent basis, expressed as a percentage of average interest-earning assets. The average rate earned on earning assets is the amount of annualized taxable equivalent interest income expressed as a percentage of average earning assets. The average rate paid on interest-bearing liabilities is equal to annualized interest expense as a percentage of average interest-bearing liabilities.

The following tables set forth the distribution of our average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the periods indicated:

	Three Months Ended September 30
	2018			2017
	Average Balance	Interest Income/ Expenses(1)	Rate Earned/ Paid(1)	Average Balance	Interest Income/ Expenses(1)	Rate Earned/ Paid(1)
	(dollars in thousands)
ASSETS
Interest-earning assets
Loans(2)
Taxable	$1,352,459	$68,290	5.05%	$1,022,388	$43,304	4.24%
Tax-exempt	85,373	4,227	4.95%	63,419	3,214	5.07%
Securities
Taxable (available for sale)	76,171	2,343	3.08%	41,809	1,056	2.53%
Tax-exempt (available for sale)	53,344	1,896	3.55%	49,631	2,013	4.06%
Taxable (held to maturity)	28,405	657	2.31%	24,966	547	2.19%
Tax-exempt (held to maturity)	12,683	375	2.96%	15,576	572	3.67%
Cash and due from banks	46,531	979	2.10%	97,931	1,337	1.37%
Total interest-earning assets	1,654,966	78,767	4.76%	1,315,720	52,043	3.96%
Non interest-earning assets	130,893			98,685
ALL	(13,091)			(11,201)
Total assets	$1,772,768			$1,403,204
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits
Checking accounts	$94,579	$1,131	1.20%	$90,831	$638	0.70%
Savings accounts	175,747	984	0.56%	96,543	192	0.20%
Money market accounts	422,167	4,384	1.04%	425,956	2,806	0.66%
Certificates of deposit	372,279	6,316	1.70%	194,412	2,978	1.53%
Brokered deposits	17,700	515	2.91%	—	—	—
Total interest-bearing deposits	1,082,472	13,330	1.23%	807,742	6,614	0.82%
Other borrowed funds	102,919	2,434	2.36%	112,219	1,293	1.15%
Total interest-bearing liabilities	1,185,391	15,764	1.33%	919,961	7,907	0.86%
Non-interest-bearing liabilities
Demand deposits	405,393			338,429
Other liabilities	14,333			10,554
Total liabilities	1,605,117			1,268,944
Stockholders’ equity	167,651			134,260
Total liabilities & stockholders’ equity	$1,772,768			$1,403,204
Net interest income on a fully taxable equivalent basis		63,003			44,136
Less taxable equivalent adjustment		(1,365)			(1,018)
Net interest income		$61,638			$43,118
Net interest spread(3)			3.43%			3.10%
Net interest margin(4)			3.81%			3.35%

(1)	Annualized on a fully taxable equivalent basis calculated using a federal tax rate of 21% and 35% for the three months ended September 30, 2018 and 2017, respectively.
(2)	Nonaccrual loans are included in average amounts outstanding.
(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income on a fully tax equivalent basis as a percentage of average interest-earning assets.

	Nine Months Ended September 30
	2018			2017
	Average Balance	Interest Income/ Expenses(1)	Rate Earned/ Paid(1)	Average Balance	Interest Income/ Expenses(1)	Rate Earned/ Paid(1)
	(dollars in thousands)
ASSETS
Interest-earning assets
Loans(2)
Taxable	$1,337,326	$68,359	5.11%	$1,006,730	$41,919	4.16%
Tax-exempt	85,206	4,297	5.04%	54,706	2,814	5.14%
Securities
Taxable (available for sale)	73,442	2,215	3.02%	43,498	1,069	2.46%
Tax-exempt (available for sale)	55,603	2,000	3.60%	58,119	2,144	3.69%
Taxable (held to maturity)	26,780	618	2.31%	24,972	556	2.23%
Tax-exempt (held to maturity)	13,380	402	3.00%	11,652	478	4.10%
Cash and due from banks	75,682	1,317	1.74%	108,033	1,057	0.98%
Total interest-earning assets	1,667,419	79,208	4.75%	1,307,710	50,037	3.83%
Non interest-earning assets	129,412			93,033
ALL	(12,447)			(11,009)
Total assets	$1,784,384			$1,389,734
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits
Checking accounts	$107,189	$1,148	1.07%	$92,207	$553	0.60%
Savings accounts	156,889	582	0.37%	92,132	183	0.20%
Money market accounts	434,455	4,185	0.96%	437,125	2,597	0.59%
Certificates of deposit	368,639	5,302	1.44%	187,464	2,773	1.48%
Brokered deposits	8,039	234	2.91%	—	—	—
Total interest-bearing deposits	1,075,211	11,451	1.07%	808,928	6,106	0.75%
Other borrowed funds	128,988	2,729	2.12%	122,657	1,159	0.94%
Total interest-bearing liabilities	1,204,199	14,180	1.18%	931,585	7,265	0.78%
Non-interest-bearing liabilities
Demand deposits	402,921			316,317
Other liabilities	13,294			10,193
Total liabilities	1,620,414			1,258,095
Stockholders’ equity	163,970			131,639
Total liabilities & stockholders’ equity	$1,784,384			$1,389,734
Net interest income on a fully taxable equivalent basis		65,028			42,772
Less taxable equivalent adjustment		(1,406)			(956)
Net interest income		$63,622			$41,816
Net interest spread(3)			3.57%			3.05%
Net interest margin(4)			3.90%			3.27%

(1)	Annualized on a fully taxable equivalent basis calculated using a federal tax rate of 21% and 35% for the nine months ended September 30, 2018 and 2017, respectively.
(2)	Nonaccrual loans are included in average amounts outstanding.
(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income on a fully tax equivalent basis as a percentage of average interest-earning assets.

Rate/Volume Analysis

The following tables describe the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected our interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volumes (changes in average balance multiplied by prior year average rate) and (ii) changes attributable to changes in rate (change in average interest rate multiplied by prior year average balance), while (iii) changes attributable to the combined impact of volumes and rates have been allocated proportionately to separate volume and rate categories.

	Three Months Ended September, 2018 Compared with Three Months Ended September, 2017			Nine Months Ended September, 2018 Compared with Nine Months Ended September, 2017
	Increase/(Decrease) Due to Change in			Increase/(Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)
Interest income
Loans
Taxable	$13,980	$11,006	$24,986	$13,766	$12,674	$26,440
Tax-exempt	1,113	(100)	1,013	1,569	(86)	1,483
Securities
Taxable (available for sale)	868	419	1,287	736	410	1,146
Tax-exempt (available for sale)	151	(268)	(117)	(93)	(51)	(144)
Taxable (held to maturity)	75	35	110	40	22	62
Tax-exempt (held to maturity)	(106)	(91)	(197)	71	(147)	(76)
Cash and due from banks	(702)	344	(358)	(317)	577	260
Total interest income	$15,379	$11,345	$26,724	$15,772	$13,399	$29,171
Interest expense
Deposits
Checking accounts	$26	$467	$493	$90	$505	$595
Savings accounts	158	634	792	129	270	399
Money market accounts	(25)	1,603	1,578	(16)	1,604	1,588
Certificates of deposit	2,725	613	3,338	2,680	(151)	2,529
Brokered deposits	-	515	515	-	234	234
Total interest-bearing deposits	2,883	3,833	6,716	2,883	2,228	5,345
Other borrowed funds	(107)	1,248	1,141	60	1,510	1,570
Total interest expense	2,776	5,081	7,857	2,942	3,739	6,915
Change in net interest income	$12,603	$6,264	$18,867	$12,830	$9,660	$22,256

Return on equity and assets

The following table sets forth our ROAA, ROAE, dividend payout ratio and average stockholders’ equity to average assets ratio for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,		Year ended December 31,
	2018	2017	2018	2017	2017
Return on average:
Total assets	1.33%	1.08%	1.45%	1.15%	1.04%
Stockholders’ equity	14.04%	11.32%	15.77%	12.19%	11.17%
Dividend payout ratio	17.90%	25.70%	16.51%	24.57%	26.38%
Average stockholders’ equity to average assets	9.46%	9.57%	9.19%	9.47%	9.26%

CHANGES IN FINANCIAL CONDITION

Total Assets.   Total assets decreased $17.7 million, or 1.0%, to $1.74 billion at September 30, 2018, from $1.75 billion at December 31, 2017.

Cash and Cash Equivalents.   Cash and cash equivalents decreased by $66.7 million to $35.3 million at September 30, 2018 from $102.0 million at December 31, 2017.

Investment Securities.   The carrying value of total investment securities increased by $1.5 million to $160.5 million at September 30, 2018, from $159.0 million at December 31, 2017.

Loans.   Net loans increased by $43.9 million to $1.44 billion at September 30, 2018 from $1.40 billion at December 31, 2017.

Bank-Owned Life Insurance.   At September 30, 2018, our investment in bank-owned life insurance was $24.0 million, an increase of $0.3 million from $23.7 million at December 31, 2017.

Deposits.   Deposits decreased $20.2 million, or 1.3%, to $1.49 billion at September 30, 2018 from $1.51 billion at December 31, 2017.

Borrowings.   At September 30, 2018, borrowings consisted of short-term advances from the FHLB of Chicago, as well as notes payable and subordinated debt to other banks. Total FHLB borrowing increased to $46.0 million at September 30, 2018 from no FHLB borrowings at December 31, 2017. Notes payable decreased $6.5 million to $2.0 million at September 30, 2018 from $8.5 million at December 31, 2017. Subordinated debt remained at $11.5 million at September 30, 2018, the same balance as at December 31, 2017.

Stockholders’ Equity.   Total stockholders’ equity increased $7.4 million, or 4.6%, to $169.1 million at September 30, 2018, from $161.7 million at December 31, 2017.

LOANS

Our lending activities are conducted principally in Northeastern Wisconsin. The Bank makes commercial and industrial loans, commercial real estate loans, construction and development loans, residential real estate loans, and a variety of consumer loans and other loans. Much of the loans made by the Bank are secured by real estate collateral. The Bank’s commercial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower, with liquidation of the underlying real estate collateral typically being viewed as the primary source of repayment in the event of borrower default. Although commercial business loans are also often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment. Repayment of the Bank’s residential loans are generally dependent on the health of the employment market in the borrowers’ geographic areas and that of the general economy with liquidation of the underlying real estate collateral being typically viewed as the primary source of repayment in the event of borrower default.

Our loan portfolio is our most significant earning asset, comprising 83.1% and 79.7% of our total assets as of September 30, 2018 and December 31, 2017, respectively. Our strategy is to grow our loan portfolio by originating quality commercial and consumer loans that comply with our credit policies and that produce revenues consistent with our financial objectives. We believe our loan portfolio is well-balanced, which provides us with the opportunity to grow while monitoring our loan concentrations.

Loans increased $43.9 million, or 3.1%, to $1.44 billion as of September 30, 2018 as compared to $1.40 billion as of December 31, 2017. Our loan growth during the nine months ended September 30, 2018 compared to the year ended December 31, 2017 has been comprised of an increase of $50.6 million or 19.2% in commercial and industrial loans, an increase of $10.0 million or 1.5% in commercial real estate loans, a decrease of $7.8 million or 10.3% in construction and development loans, a decrease of $13.0 million or 3.4% in residential 1-4 family loans and an increase of $4.2 million or 11.3% in consumer and other loans. The increase in loans during the nine months ended September 30, 2018 is attributable to modest organic loan growth, which was offset by a planned reduction of a portion of the loan portfolio acquired from Waupaca. The reduction of a portion of the loan portfolio acquired from Waupaca focused on out of market loans as well as loans of poor asset quality. This reduction occurred without incurring significant losses.

The following table presents the balance and associated percentage of each major category in our loan portfolio at September 30, 2018, December 31, 2017, and September 30, 2017:

	September 30,		December 31,		September 30,
	2018	% of Total	2017	% of Total	2017	% of Total
Commercial & Industrial
Commercial & industrial	$314,379	22%	$263,787	19%	$231,526	21%
Deferred costs net of unearned fees	(256)	—%	(239)	0%	(27)	0%
Total commercial & industrial	314,123	22%	263,548	19%	231,499	21%
Commercial real estate
Owner Occupied	420,727	29%	418,928	30%	278,268	25%
Non-owner occupied	233,442	16%	225,290	16%	190,179	17%
Deferred costs net of unearned fees	(402)	—%	(413)	0%	(155)	0%
Total commercial real estate	653,767	45%	643,805	46%	468,292	42%
Construction & Development
Construction & Development	68,137	5%	75,907	5%	64,289	6%
Deferred costs net of unearned fees	(139)	—%	(66)	0%	(41)	0%
Total construction & development	67,998	5%	75,841	5%	64,248	6%
Residential 1 – 4 family
Residential 1 – 4 family	364,325	25%	377,141	27%	297,146	27%
Deferred costs net of unearned fees	4	—%	139	0%	221	0%
Total residential 1 – 4 family	364,329	25%	377,280	27%	297,367	27%
Consumer
Consumer	34,365	2%	33,471	2%	33,655	3%
Deferred costs net of unearned fees	100	—%	90	0%	88	0%
Total consumer	34,465	2%	33,561	2%	33,743	3%
Other Loans
Other	6,795	—%	3,511	0%	7,938	1%
Deferred costs net of unearned fees	—	—%	1	0%	1	0%
Total other loans	6,795	—%	3,512	0%	7,939	1%
Total loans	$1,441,477	100%	$1,397,547	100%	$1,103,088	100%

Our directors and officers and their associates are customers of, and have other transactions with, the Bank in the normal course of business. All loans and commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than normal risk of collection or present other unfavorable features. At September 30, 2018 and December 31, 2017, total loans outstanding to such directors and officers and their associates were $81.0 million and $65.7 million, respectively. During the nine months ended September 30, 2018, $50.0 million of additions and $34.7 million of repayments were made to these loans. At September 30, 2018 and December 31, 2017, all of the loans to directors and officers were performing according to their original terms.

Loan categories

The principal categories of our loan portfolio are discussed below:

Commercial and Industrial (C&I).   Our C&I portfolio totaled $314.1 million and $263.5 million at September 30, 2018 and December 31, 2017, respectively, and represented 22% and 19% of our total loans at those dates.

Our C&I loan customers represent various small and middle-market established businesses involved in professional services, accommodation and food services, health care, financial services, wholesale trade, manufacturing, distribution, retailing and non-profits. Most clients are privately owned with markets that range from local to national in scope. Many of the loans to this segment are secured by liens on corporate assets and the personal guarantees of the principals. The regional economic strength or weakness impacts the relative risks in this loan category. There is little concentration in any one business sector, and loan risks are generally diversified among many borrowers.

Commercial Real Estate (CRE).   Our CRE loan portfolio totaled $653.8 million and $643.8 million at September 30, 2018 and December 31, 2017, respectively, and represented 45% and 46% of our total loans at those dates.

Our CRE loans are secured by a variety of property types including multifamily dwellings, retail facilities, office buildings, commercial mixed use, lodging and industrial and warehouse properties. We do not have any specific industry or customer concentrations in our CRE portfolio. Our commercial real estate loans are generally for terms up to ten years, with loan-to-values that generally do not exceed 80%. Amortization schedules are long term and thus a balloon payment is generally due at maturity. Under most circumstances, the Bank will offer to rewrite or otherwise extend the loan at prevailing interest rates.

Construction and Development (C&D).   Our C&D loan portfolio totaled $68.0 million and $75.8 million at September 30, 2018 and December 31, 2017, respectively, and represented 5% of our total loans at both of those dates.

Our C&D loans are generally for the purpose of creating value out of real estate through construction and development work, and also include loans used to purchase recreational use land. Borrowers typically provide a copy of a construction or development contract which is subject to bank acceptance prior to loan approval. Disbursements are handled by a title company. Borrowers are required to inject their own equity into the project prior to any note proceeds being disbursed. These loans are, by their nature, intended to be short term and are refinanced into other loan types at the end of the construction and development period.

Residential 1 – 4 Family.   Residential 1 – 4 family loans held in portfolio amounted to $364.3 million and $377.3 million at September 30, 2018 and December 31, 2017, respectively, and represented 25% and 27% of our total loans at those dates.

We offer fixed and adjustable-rate residential mortgage loans with maturities up to 30 years. One-to-four family residential mortgage loans are generally underwritten according to Fannie Mae guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which is generally $424,100 for one-unit properties. In addition, we also offer loans above conforming lending limits typically referred to as “jumbo” loans. These loans are typically underwritten to the same guidelines as conforming loans; however, we may choose to hold a jumbo loan within its portfolio with underwriting criteria that does not exactly match conforming guidelines.

We do not offer reverse mortgages nor do we offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on his loan, resulting in an increased principal balance during the life of the loan. We also do not offer “subprime loans” (loans that are made with low down payments to borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios) or Alt-A loans (defined as loans having less than full documentation).

Residential real estate loans are originated both for sale to the secondary market as well as for retention in the Bank’s loan portfolio. The decision to sell a loan to the secondary market or retain within the portfolio is determined based on a variety of factors including but not limited to our asset/liability position, the current interest rate environment, and customer preference. Servicing rights are retained on all loans sold to the secondary market.

We were servicing mortgage loans sold to others without recourse of approximately $313.2 million at September 30, 2018 and $316.3 million at December 31, 2017.

Loans sold with the retention of servicing assets result in the capitalization of servicing rights. Loan servicing rights are included in other assets and are carried at fair value. The net balance of capitalized servicing rights amounted to $3.0 million at September 30, 2018 and $2.6 million at December 31, 2017.

Consumer Loans.   Our consumer loan portfolio totaled $34.5 million and $33.6 million at September 30, 2018 and December 31, 2017, respectively, and represented 2% of our total loans at those dates. Consumer loans include secured and unsecured loans, lines of credit and personal installment loans.

Consumer loans generally have greater risk compared to longer-term loans secured by improved, owner-occupied real estate, particularly consumer loans that are secured by rapidly depreciable assets. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. As a result, consumer loan repayments are dependent on the borrower’s continuing financial stability and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

Other Loans.   Our other loans totaled $6.8 million and $3.5 million at September 30, 2018 and December 31, 2017, respectively, and are immaterial to the overall loan portfolio. The other loans category consists primarily of overdrafted depository accounts, loans utilized to purchase or carry securities and loans to nonprofit organizations.

Loan Portfolio Maturities.   The following tables summarize the dollar amount of loans maturing in our portfolio based on their loan type and contractual terms to maturity at September 30, 2018 and December 31, 2017, respectively. The tables do not include any estimate of prepayments, which can significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

As of September 30, 2018	One Year or Less	One to Five Years	Over Five Years	Total
	(dollars in thousands)
Commercial & Industrial	$103,403	$111,927	$98,793	$314,123
Commercial real estate	112,657	303,778	237,332	653,767
Construction & Development	27,579	27,520	12,899	67,998
Residential 1 – 4 family	32,606	76,543	255,180	364,329
Consumer and other	13,379	21,435	6,446	41,260
Total	$289,624	$541,203	$610,650	$1,441,477

As of December 31, 2017	One Year or Less	One to Five Years	Over Five Years	Total
	(dollars in thousands)
Commercial & Industrial	$82,004	$101,396	$80,148	$263,548
Commercial real estate	110,369	328,962	204,474	643,805
Construction & Development	25,426	15,861	34,554	75,841
Residential 1 – 4 family	39,917	107,826	229,537	377,280
Consumer and other	9,638	22,638	4,797	37,073
Total	$267,354	$576,683	$553,510	$1,397,547

The following tables summarize the dollar amount of loans maturing in our portfolio based on whether the loan has a fixed or variable rate of interest and their contractual terms to maturity at September 30, 2018 and December 31, 2017, respectively. The tables do not include any estimate of prepayments, which can significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

As of September 30, 2018	One Year or Less	One to Five Years	Over Five Years	Total
	(dollars in thousands)
Predetermined interest rates	$153,369	$419,766	$254,340	$827,475
Floating or adjustable interest rates	136,255	121,437	356,310	614,002
Total	$289,624	$541,203	$610,650	$1,441,477

As of December 31, 2017	One Year or Less	One to Five Years	Over Five Years	Total
	(dollars in thousands)
Predetermined interest rates	$153,440	$449,782	$238,229	$841,451
Floating or adjustable interest rates	113,914	126,901	315,281	556,096
Total	$267,354	$576,683	$553,510	$1,397,547

NONPERFORMING LOANS AND TROUBLED DEBT RESTRUCTURINGS

In order to operate with a sound risk profile, we focus on originating loans that we believe to be of high quality. We have established loan approval policies and procedures to assist us in maintaining the overall quality of our loan portfolio. When delinquencies in our loans exist, we rigorously monitor the levels of such delinquencies for any negative or adverse trends. From time to time, we may modify loans to extend the term or make other concessions to help a borrower with a deteriorating financial condition stay current on their loan and to avoid foreclosure. We generally do not forgive principal or interest on loans or modify the interest rates on loans to rates that are below market rates. Furthermore, we are committed to collecting on all of our loans and, as a result, at times have lower net charge-offs compared to many of our peer banks. We believe that our commitment to collecting on all of our loans results in higher loan recoveries.

Our nonperforming assets consist of nonperforming loans and foreclosed real estate. Nonperforming loans are those on which the accrual of interest has stopped, as well as loans that are contractually 90 days past due on which interest continues to accrue. The composition of our nonperforming assets is as follows:

	September 30,	December 31,	September 30,
	2018	2017	2017
	(dollars in thousands)
Nonaccruals	$20,120	$18,127	$851
Loans past due > 90 days, but still accruing	8,617	2,486	160
Total nonperforming loans	$28,737	$20,613	$1,011
Accruing troubled debt restructured loans	$180	$185	$208
Nonperforming loans as a percent of gross loans	1.99%	1.47%	0.10%
Nonperforming loans as a percent of total assets	1.66%	1.18%	0.08%

At September 30, 2018 and December 31, 2017, impaired loans had specific reserves of $513,000 and $281,000, respectively.

Our nonperforming assets have increased from September 30, 2017 primarily due to the Waupaca acquisition, which included $19.4 million of loans which were considered nonperforming.

Nonaccrual Loans

Loans are typically placed on nonaccrual status when any payment of principal and/or interest is 90 days or more past due, unless the collateral is sufficient to cover both principal and interest and the loan is in the process of collection. Loans are also placed on nonaccrual status when management believes, after considering economic and business conditions, that the principal or interest will not be collectible in the normal course of business. We monitor closely the performance of our loan portfolio. In addition to the monitoring and review of loan performance internally, we have also contracted with an independent organization to review our commercial and retail loan portfolios. The status of delinquent loans, as well as situations identified as potential problems, is reviewed on a regular basis by senior management.

Troubled Debt Restructurings

A troubled debt restructuring includes a loan modification where a borrower is experiencing financial difficulty and we grant a concession to that borrower that we would not otherwise consider except for the borrower’s financial difficulties. These concessions may include modifications of the terms of the debt such as deferral of payments, extension of maturity, reduction of principal balance, reduction of the stated interest rate other than normal market rate adjustments, or a combination of these concessions. Debt may be bifurcated with separate terms for each tranche of the restructured debt. Restructuring a loan in lieu of aggressively enforcing the collection of the loan may benefit the Company by increasing the ultimate probability of collection.

A TDR may be either on accrual or nonaccrual status based upon the performance of the borrower and management’s assessment of collectability. If a TDR is placed on nonaccrual status, which would occur based on the same criteria as non-TDR loans, it remains there until a sufficient period of performance under the restructured terms has occurred at which it returned to accrual status, generally 6 months.

We did not have any specific reserves for TDR’s as of September 30, 2018 and December 31, 2017, and none of them have subsequently defaulted.

Classified loans

Accounting standards require the Company to identify loans, where full repayment of principal and interest is doubtful, as impaired loans. These standards require that impaired loans be valued at the present value of expected future cash flows, discounted at the loan’s effective interest rate, or using one of the following methods: the observable market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. We have implemented these standards in our quarterly review of the adequacy of the ALL, and identify and value impaired loans in accordance with guidance on these standards. As part of the review process, we also identify loans classified as watch, which have a potential weakness that deserves management’s close attention.

Loans totaling $73.6 million were classified substandard under the Bank’s policy at September 30, 2018 and loans totaling $79.0 million were classified substandard under the Bank’s policy as of December 31, 2017. The following table sets forth information related to the credit quality of our loan portfolio at September 30, 2018 and December 31, 2017.

Loan type (in thousands)	Pass	Watch	Substandard	Total
As of September 30, 2018
Commercial & industrial	$253,586	$44,479	$16,058	$314,123
Commercial real estate	488,162	112,840	52,765	653,767
Construction & Development	65,712	2,223	63	67,998
Residential 1 – 4 family	344,924	14,752	4,653	364,329
Consumer	34,340	56	69	34,465
Other loans	3,485	3,310	—	6,795
Total loans	$1,190,209	$177,660	$73,608	$1,441,477

Loan type (in thousands)	Pass	Watch	Substandard	Total
As of December 31, 2017
Commercial & industrial	$211,112	$36,225	$16,211	$263,548
Commercial real estate	489,216	105,261	49,328	643,805
Construction & Development	67,730	1,202	6,909	75,841
Residential 1 – 4 family	363,544	7,278	6,458	377,280
Consumer	33,516	—	45	33,561
Other loans	50	3,462	—	3,512
Total loans	$1,165,168	$153,428	$78,951	$1,397,547

ALLOWANCE FOR LOAN LOSSES

ALL represents management’s estimate of probable and inherent credit losses in the loan portfolio. Estimating the amount of the ALL require the exercise of significant judgment and the use of estimates related to the amount and timing of expected future cash flows or impaired loans, estimated losses on pools of homogenous loans based on historical loss experience, and consideration of other qualitative factors such as current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset on the consolidated balance sheets. Loan losses are charged off against the ALL, while recoveries of amounts previously charged off are credited to the ALL. A provision for loan losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors.

The ALL consists of specific reserves for certain individually evaluated impaired loans and general reserves for collectively evaluated non-impaired loans. Specific reserves reflect estimated losses on impaired loans from management’s analyses developed through specific credit allocations. The specific reserves are based on regular analyses of impaired, non-homogenous loans greater than $250,000. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. The general reserve is based in part on the Bank’s historical loss experience which is updated quarterly. The general reserve portion of the ALL also includes consideration of certain qualitative factors such as (1) changes in lending policies and/or underwriting practices, (2) national and local economic conditions, (3) changes in portfolio volume and nature, (4) experience, ability and depth of lending management and other relevant staff, (5) levels of and trends in past-due and nonaccrual loans and quality, (6) changes in loan review and oversight, (7) impact and effects of concentrations and (8) other issues deemed relevant.

There are many factors affecting ALL; some are quantitative while others require qualitative judgment. The process for determining the ALL (which management believes adequately considers potential factors which might possibly result in credit losses) includes subjective elements and, therefore, may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provision for loan losses could be required that could adversely affect our earnings or financial position in future periods. Allocations of the ALL may be made for specific loans but the entire ALL is available for any loan that, in management’s judgment, should be charged off or for which an actual loss is realized. As an integral part of their examination process, various regulatory agencies review the ALL as well. Such agencies may require that changes in the ALL be recognized when such regulators’ credit evaluations differ from those of management based on information available to the regulators at the time of their examinations.

The following table summarizes the changes in our ALL for the periods indicated:

	Nine months ended September 30, 2018	Year ended December 31, 2017	Nine months ended September 30, 2017
		(dollars in thousands)
Period-end loans outstanding (net of unearned discount and deferred loan fees)	$1,441,477	$1,397,547	$1,103,088
Average loans outstanding (net of unearned discount and deferred loan fees)	$1,422,532	$1,130,036	$1,061,436
Balance of ALL at the beginning of period	$11,612	$10,728	$10,728
Loans charged-off:
Commercial and industrial	35	4	4
Commercial real estate – owner occupied	2,344	0	0
Commercial real estate – non-owner occupied	0	1	1
Construction & Development	83	15	15
Residential 1 – 4 family	128	141	111
Consumer	7	7	5
Other Loans	29	50	27
Total loans charged-off	$2,626	$218	$163
Recovery of loans previously charged-off:
Commercial and industrial	2	7	6
Commercial real estate – owner occupied	138	0	0
Commercial real estate – non-owner occupied	3	0	0
Construction & Development	0	0	0
Residential 1 – 4 family	228	36	36
Consumer	10	1	0
Other Loans	8	3	1
Total recoveries of loans previously charged-off	389	47	43
Net loan charge-offs	$2,237	$171	$120
Provision charged to operating expense	2,185	1,055	635
Balance at end of period	$11,560	$11,612	$11,243
Ratio of net charge-offs (recoveries) during the year to average loans outstanding	0.16%	0.02%	0.01%
Ratio of ALL to loans outstanding	0.80%	0.83%	1.02%

The level of charge-offs depends on many factors, including the national and regional economy. Cyclical lagging factors may result in charge-offs being higher than historical levels. The dollar amount of the ALL increased from September 30, 2017, to December 31, 2017, primarily as a result of loan growth and changes in the portfolio composition. The dollar amount of the ALL decreased from December 31, 2017, to September 30, 2018, primarily as a result of one significant charge off of a loan during that period. Although the allowance is allocated between categories, the entire allowance is available to absorb losses attributable to all loan categories. Management believes that the current ALL is adequate.

The following table summarizes an allocation of the ALL and the related percentage of loans outstanding in each category for the periods below.

	September 30, 2018		December 31, 2017		September 30, 2017
(in thousands, except %)	Amount	% of Loans	Amount	% of loans	Amount	% of loans
Loan Type:
Commercial and industrial	$2,655	22%	$2,362	19%	$2,295	21%
Commercial real estate – owner occupied	3,240	29%	2,855	30%	2,933	25%
Commercial real estate – non-owner occupied	1,872	16%	1,987	16%	1,734	17%
Construction & Development	931	5%	945	5%	916	6%
Residential 1 – 4 family	2,409	25%	2,728	27%	2,712	27%
Consumer	183	2%	191	2%	314	3%
Other Loans	34	0%	23	0%	92	1%
Unallocated	236		521		247
Total allowance	$11,560	100%	$11,612	100%	$11,243	100%

SOURCES OF FUNDS

General.   Deposits traditionally have been our primary source of funds for our investment and lending activities. We also borrow from the FHLB of Chicago to supplement cash needs, to lengthen the maturities of liabilities for interest rate risk management purposes and to manage our cost of funds. Our additional sources of funds are scheduled payments and prepayments of principal and interest on loans and investment securities and fee income and proceeds from the sales of loans and securities.

Deposits.   Our current deposit products include non-interest bearing and interest-bearing checking accounts, savings accounts, money market accounts, and certificate of deposits. As of September 30, 2018, deposit liabilities accounted for approximately 85.6% of our total liabilities and equity. We accept deposits primarily from customers in the communities in which our branches and offices are located, as well as from small businesses and other customers throughout our lending area. We rely on our competitive pricing and products, quality customer service, and convenient locations and hours to attract and retain deposits. Deposit rates and terms are based primarily on current business strategies, market interest rates, liquidity requirements and our deposit growth goals.

Total deposits were $1.49 billion and $1.51 billion as of September 30, 2018 and December 31, 2017, respectively. Noninterest-bearing deposits at September 30, 2018 and December 31, 2017, were $410.0 million and $436.6 million, respectively, while interest-bearing deposits were $1.09 billion and $1.07 billion at September 30, 2018 and December 31, 2017, respectively.

At September 30, 2018, we had a total of $393.0 million in certificates of deposit, including $17.7 million of brokered deposits. Based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.

The following tables set forth the average balances of our deposits for the periods indicated:

	Nine months ended September 30, 2018			Year ended December 31, 2017			Nine months ended September 30, 2017
	Amount	Percent	Weighted average rate	Amount	Percent	Weighted average rate	Amount	Percent	Weighted average rate
	(dollars in thousands)
Noninterest-bearing demand deposits	$402,921	27.3%	N/A	$337,431	28.3%	N/A	316,317	28.1%	N/A
Interest-bearing checking deposits	107,189	7.3%	1.07%	91,828	7.7%	0.65%	92,207	8.2%	0.60%
Savings accounts	156,889	10.6%	0.37%	101,713	8.5%	0.20%	92,132	8.2%	0.20%
Money market accounts	434,455	29.4%	0.96%	437,162	36.7%	0.61%	437,125	38.8%	0.59%
Certificates of depots	368,639	24.9%	1.44%	222,176	18.7%	1.34%	187,464	16.7%	1.48%
Brokered deposits	8,039	0.5%	2.91%	—	—	—	—	—	—
Total	$1,478,132	100%		$1,190,310	100.0%		$1,125,245	100%

Certificates of deposit of $100,000 or greater by maturity are as follows:

	September 30, 2018	December 31, 2017	September 30, 2017
	(dollars in thousands)
Less than 3 months remaining	$14,498	$40,883	$6,947
Over 3 to 6 months remaining	25,116	23,649	7,622
Over 6 to 12 months remaining	58,992	35,113	18,528
Over 12 months or more remaining	76,042	77,034	68,628
Total	$174,648	$176,679	$101,725

Retail certificates of deposit of $100,000 or greater totaled $174.6 million and $176.7 million at September 30, 2018 and December 31, 2017, respectively. Interest expense on retail certificates of deposit of $100,000 or greater was $1.7 million for the nine months ended September 30, 2018, and $1.4 million for the year ended December 31, 2017.

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated:

	September 30, 2018	December 31, 2017	September 30, 2017
	(Dollars in thousands)
Interest Rate:
Less than 1.00%	$3,472	$15,688	$11,521
1.00% to 1.99%	203,772	302,212	129,148
2.00% to 2.99%	171,207	56,022	54,694
3.00% to 3.99%	14,503	706	190
Total	$392,954	$374,628	$195,553

Borrowings

Securities sold under repurchase agreements

The Company has securities sold under repurchase agreements which have contractual maturities up to one year from the transaction date with variable and fixed rate terms. The agreements to repurchase require that the Company (seller) repurchase identical securities as those that are sold. The securities underlying the agreements are under the Company’s control.

The following table summarizes securities sold under repurchase agreements, and the weighted average interest rates paid:

(dollars in thousands)	Nine months ended September 30, 2018	Year ended December 31, 2017	Nine months ended September 30, 2017
Average daily amount of securities sold under repurchase agreements during the period	$23,437	$26,537	$26,714
Weighted average interest rate on average daily securities sold under repurchase agreements	1.67%	1.01%	0.93%
Maximum outstanding securities sold under repurchase agreements at any month-end	$48,010	$53,745	$53,745
Securities sold under repurchase agreements at period end	$7,298	$47,568	$12,697
Weighted average interest rate on short-term borrowings at period end	2.25%	1.44%	1.30%

Short-term borrowings

The Company’s short-term borrowing consisted primarily of short-term FHLB of Chicago advances collateralized by blanket pledge agreement on the Company’s FHLB capital stock and retail and commercial loans held in the Company’s portfolio. Short-term FHLB advances totaled $46.0 million as of September 30, 2018. There were no advances outstanding from the FHLB at December 31, 2017. From time to time the Company utilized short-term FHLB advances to fund liquidity during these time periods.

The total loans pledged as collateral were $689.4 million at September 30, 2018 and $564.4 million at December 31, 2017. Outstanding letters of credit from the FHLB totaled $32.1 million at September 30, 2018 and $20.7 million at December 31, 2017.

The following table summarizes short-term borrowings (borrowings with maturities of one year or less), which consist of borrowings from the FHLB, and the weighted average interest rates paid:

(dollars in thousands)	Nine months ended September 30, 2018	Year ended December 31, 2017	Nine months ended September 30, 2017
Average daily amount of short-term borrowings outstanding during the period	$88,986	$95,936	$95,903
Weighted average interest rate on average daily short-term borrowings	1.69%	1.00%	0.93%
Maximum outstanding short-term borrowings outstanding at any month-end	$100,000	$100,000	$100,000
Short-term borrowings outstanding at period end	$46,000	$—	$35,000
Weighted average interest rate on short-term borrowings at period end	2.24%	NA	1.16%

Lines of credit and other borrowings.

We maintain a $5,000,000 line of credit with a commercial bank. At September 30, 2018 and December 31, 2017, we had outstanding balances on this note of $2,000,000 and $5,000,000, respectively. The note requires monthly payments of interest at a variable rate (4.50% at September 30, 2018) with a floor of 3.50%, and is due in full on May 25, 2019.

We also maintain another $5,000,000 line of credit with another commercial bank. There were no outstanding balances on this note at September 30, 2018 or December 31, 2017. Any future borrowings under this note would carry interest at a variable rate with a floor of 3.25%, due in full on May 19, 2019.

During September 2017, the Company entered into a term loan agreement with a commercial bank, where the Company had up to twelve months from entering this agreement to borrow funds up to a maximum availability of $5,000,000. As of December 31, 2017, the Company had borrowed $3,500,000 under this agreement. Borrowings bore interest at a variable rate and were payable in thirty-six equal quarterly installments beginning with the first quarter after the twelve month draw period. The Company repaid this note in its entirety during July 2018.

During September 2017, the Company entered into subordinated note agreements with three separate commercial banks, where the Company has up to twelve months from entering these agreements to borrow funds up to a maximum availability of $22,500,000. As of September 30, 2018 and December 31, 2017, the Company had borrowed $11,500,000 under these agreements. No further funds were borrowed subsequent to September 30, 2018 through the end of the draw down period. These notes were all issued with 10-year maturities, carry interest at a variable rate (5.75% as of September 30, 2018) payable quarterly, are callable on or after the sixth anniversary of their issuance dates, and qualify for Tier 2 capital for regulatory purposes.

INVESTMENT SECURITIES

Our securities portfolio consists of securities available for sale and securities held to maturity. Securities are classified as held to maturity or available for sale at the time of purchase. U.S. Treasury securities, obligations of states and political subdivisions and mortgage-backed securities, all of which are issued by U.S. government agencies or U.S. government-sponsored enterprises, make up the largest components of the securities portfolio. We manage our investment portfolio to provide an adequate level of liquidity as well as to maintain neutral interest rate-sensitive positions, while earning an adequate level of investment income without taking undue or excessive risk.

Securities available for sale consist of U.S. Treasury securities, obligations of states and political subdivision, mortgage-backed securities, and corporate notes. Securities classified as available for sale, which management has the intent and ability to hold for an indefinite period of time, but not necessarily to maturity, are carried at fair value, with unrealized gains and losses, net of related deferred income taxes, included in stockholders’ equity as a separate component of other comprehensive income. The fair value of securities available for sale totaled $119.6 million and included gross unrealized gains of $0.4 million and gross unrealized losses of $2.5 million at September 30, 2018. At December, 31 2017, the fair value of securities available for sale totaled $119.0 million and included gross unrealized gains of $1.6 million and gross unrealized losses of $0.5 million.

Securities classified as held to maturity consist of U.S. Treasury securities and obligations of states and political subdivisions. These securities, which management has the intent and ability to hold to maturity, are reported at amortized cost. Securities held to maturity as of September 30, 2018 are carried at their amortized cost of $40.9 million. At December 31, 2017, securities held to maturity totaled $40.0 million.

The Company recognized a net loss on sale of investment securities of $31,000 and $9,000 for the nine-months ended September 30, 2018 and 2017, respectively.

The following table sets forth the fair value of available for sale investment securities, the amortized costs of held to maturity and the percentage distribution at the dates indicated:

	September 30, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Available for sale securities, at estimated fair value
U.S. Treasury securities	$500	0%	$498	0%
Obligations of states and political subdivisions	52,059	44%	59,390	50%
Mortgage-backed securities	50,770	42%	42,635	36%
Corporate notes	16,294	14%	16,520	14%
Total securities available for sale	$119,623	100%	$119,043	100%
Held to maturity securities, at amortized cost
U.S. Treasury securities	$28,408	69%	$25,426	64%
Obligations of states and political subdivisions	12,474	31%	14,565	36%
Total securities held to maturity	$40,882	100%	$39,991	100%
Total	$160,505		$159,034

The following tables set forth the composition and maturities of investment securities as of September 30, 2018 and December 31, 2017. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years		Total
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
	(dollars in thousands)
At September 30, 2018
Available for sale securities
U.S Treasury securities	$500	1.5%	$—	—%	$—	—	$—	—	$500	1.5%
Obligations of state and political subdivisions	3,630	3.5%	5,566	3.2%	9,721	3.6%	33,152	3.9%	52,069	3.7%
Mortgage-backed securities	2,013	1.6%	12,387	2.4%	36,085	2.9%	1,955	3.2%	52,440	2.7%
Corporate notes	—	—%	11,746	2.8%	4,935	3.3%	—	—%	16,681	3.0%
Total available for sale securities	$6,143	2.7%	$29,699	2.7%	$50,741	3.0%	$35,107	3.9%	$121,690	3.2%
Held to maturity securities
U.S. Treasury Securities	$2,499	1.5%	$9,956	2.4%	$15,953	2.5%	$—	—%	$28,408	2.4%
Obligations of state and political subdivisions	1,914	3.9%	3,341	2.3%	3,439	2.8%	3,780	3.6%	12,474	3.1%
Total held to maturity securities	$4,413	2.5%	$13,297	2.4%	$19,392	2.6%	$3,780	3.6%	$40,882	2.6%
Total	$10,556	2.6%	$42,996	2.6%	$70,133	2.9%	$38,887	3.8%	$162,572	3.0%

	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years		Total
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
	(dollars in thousands)
At December 31, 2017
Available for sale securities
U.S Treasury securities	$499	1.5%	$—	—%	$—	—	$—	—	$499	1.5%
Obligations of state and political subdivisions	4,182	3.2%	7,770	3.8%	13,088	4.2%	32,986	4.7%	58,026	4.3%
Mortgage-backed securities	38	4.5%	5,958	2.2%	33,265	2.6%	3,539	2.9%	42,800	2.6%
Corporate notes	—	—%	11,675	3.2%	4,927	3.3%	—	—%	16,602	3.2%
Total available for sale securities	$4,719	3.0%	$25,403	3.1%	$51,280	3.1%	$36,525	4.5%	$117,927	3.5%
Held to maturity securities
U.S. Treasury Securities	$2,495	1.5%	$9,947	2.4%	$12,984	2.4%	$—	—%	$25,426	2.3%
Obligations of state and political subdivisions	1,233	4.4%	3,529	3.0%	6,024	4.2%	3,779	4.4%	14,565	3.9%
Total held to maturity securities	$3,728	2.5%	$13,476	2.6%	$19,008	3.0%	$3,779	4.4%	$39,991	2.9%
Total	$8,447	2.8%	$38,879	2.9%	$70,288	3.0%	$40,304	4.5%	$157,918	3.4%

(1)	Weighted Average Yield is shown on a fully taxable equivalent basis using a federal tax rate of 21% and 35% at September 30, 2018 and December 31, 2017, respectively.

The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to (1) credit quality of individual securities and their issuers are assessed; (2) the length of time and the extent to which the fair value has been less than cost; (3) the financial condition and near-term prospects of the issuer; and (4) that the Company does not have the intent to sell the security and it is more likely than not that it will not have to sell the security before recovery of its cost basis.

As of September 30, 2018, 82 debt securities had gross unrealized losses, with an aggregate depreciation of 2.00% from our amortized cost basis. The largest unrealized loss percentage of any single security was 6.31% (or $155,000) of its amortized cost. The largest unrealized dollar loss of any single security was $209,000 (or 4.24%) of its amortized cost.

As of December 31, 2017, 52 debt securities had gross unrealized losses, with an aggregate depreciation of 0.44% from our amortized cost basis. The largest unrealized loss percentage of any single security was 5.36% (or $55,000) of its amortized cost. This was also the largest unrealized dollar loss of any security. The unrealized losses on these debt securities arose primarily due to changing interest rates and are considered to be temporary.

LIQUIDITY AND CAPITAL RESOURCES

Impact of Inflation and Changing Prices.   Our consolidated financial statements and related notes have been prepared in accordance with GAAP. GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration of changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on our performance than they would on industrial companies.

Liquidity.   Liquidity is defined as the Company’s ability to generate adequate cash to meet its needs for day-to-day operations and material long and short-term commitments. Liquidity is the risk of potential loss if we were unable to meet our funding requirements at a reasonable cost. We are expected to maintain adequate liquidity at the Bank to meet the cash flow requirements of customers who may be either depositors wishing to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Our asset and liability management policy is intended to cause the Bank to maintain adequate liquidity and, therefore, enhance our ability to raise funds to support asset growth, meet deposit withdrawals and lending needs, maintain reserve requirements and otherwise sustain our operations.

We continuously monitor our liquidity position to ensure that assets and liabilities are managed in a manner that will meet all of our short-term and long-term cash requirements. We manage our liquidity based on demand and specific events and uncertainties to meet current and future financial obligations of a short-term nature. We also monitor our liquidity requirements in light of interest rate trends, changes in the economy and the scheduled maturity and interest rate sensitivity of the investment and loan portfolios and deposits. Our objective in managing liquidity is to respond to the needs of depositors and borrowers as well as to increase earnings enhancement opportunities in a changing marketplace.

Our liquidity is maintained through investment portfolio, deposits, borrowings from the FHLB, and lines available from correspondent banks. Our highest priority is placed on growing noninterest bearing deposits through strong community involvement in the markets that we serve. Borrowings and brokered deposits are considered short-term supplements to our overall liquidity but are not intended to be relied upon for long-term needs. We believe that our present position is adequate to meet our current and future liquidity needs, and management knows of no trend or event that will have a material impact on the Company’s ability to maintain liquidity at satisfactory levels.

Capital Adequacy.   Total stockholders’ equity was $169.1 million at September 30, 2018, compared to $161.7 million at December 31, 2017.

Our capital management consists of providing adequate equity to support our current and future operations. We are subject to various regulatory capital requirements administered by state and federal banking agencies, including the Federal Reserve and the OCC. Failure to meet minimum capital requirements may prompt certain actions by regulators that, if undertaken, could have a direct material adverse effect on our financial condition and results of operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measure of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and the classifications are also subject to qualitative judgment by the regulator in regards to components, risk weighting and other factors.

In July 2013, the Federal Reserve, the FDIC and the OCC approved the implementation of the Basel III regulatory capital reforms and issued rules effecting certain changes required by the Dodd-Frank Act, which we refer to as the Basel III Rules, that call for broad and comprehensive revision of regulatory capital standards for U.S. banking organizations. The Basel III Rules implement a new CET1 minimum capital requirement, a higher minimum Tier 1 capital requirement and other items that will affect the calculation of the numerator of a banking organization’s risk-based capital ratios. Additionally, the Basel III Rules apply limits to a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a specified amount of CET1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements.

The new CET1 capital ratio includes common equity as defined under GAAP and does not include any other type of non-common equity under GAAP. When the Basel III Rules are fully phased in 2019, banks will be required to have CET1 capital of 4.5% of average assets, Tier 1 capital of 6% of average assets, as compared to the current 4%, and total capital of 8% of risk-weighted assets to be categorized as adequately capitalized. The Basel III Rules do not require the phase-out of trust preferred securities as Tier 1 capital of bank holding companies of the Company’s size.

Further, the Basel III Rules changed the agencies’ general risk-based capital requirements for determining risk-weighted assets, which will affect the calculation of the denominator of a banking organization’s risk-based capital ratios. The Basel III Rules have revised the agencies’ rules for calculating risk-weighted assets to enhance risk sensitivity and incorporate certain international capital standards of the Basel Committee on Banking Supervision set forth in the standardized approach of the “International Convergence of Capital Measurement and Capital Standards: A Revised Framework”.

The calculation of risk-weighted assets in the denominator of the Basel III capital ratios are adjusted to reflect the higher risk nature of certain types of loans. Specifically, as applicable to the Company and the Bank:

•	Commercial mortgages: Replaces the current 100% risk weight with a 150% risk weight for certain high volatility commercial real estate acquisition, construction and development loans.
•	Nonperforming loans: Replaces the current 100% risk weight with a 150% risk weight for loans, other than residential mortgages, that are 90 days past due or on nonaccrual status.
•	Securities pledged to overnight repurchase agreements.
•	Unfunded lines of credit one year or less.

Generally, the new Basel III Rules became effective on January 1, 2015, although parts of the Basel III Rules will be phased in through 2019. As of December 31, 2017, the Bank and the Company met all capital adequacy requirements to which it is subject. Also, as of September 30, 2018, the Bank was well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Federal banking regulators have issued risk-based capital guidelines, which assign risk factors to asset categories and off-balance-sheet items. The following table reflects capital ratios computed utilizing the implemented Basel III regulatory capital framework discussed above:

	Actual		Minimum Capital Required For Capital Adequacy		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer Basel III Phase-In Schedule		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer Basel III Fully Phased In		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At September 30, 2018
Bank First National Corporation:
Total capital (to risk-weighted assets)	$176,314	11.0%	$127,802	8.0%	$157,756	9.88%	$167,740	10.5%	N/A	N/A
Tier I capital (to risk-weighted assets)	153,214	9.6%	95,852	6.0%	125,805	7.88%	135,790	8.5%	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	153,214	9.6%	71,889	4.5%	101,842	6.38%	111,827	7.0%	N/A	N/A
Tier I capital (to average assets)	153,214	8.7%	70,209	4.0%	70,209	4.00%	70,209	4.0%	N/A	N/A
Bank First, N.A.:
Total capital (to risk-weighted assets)	$175,411	11.0%	$127,596	8.0%	$157,502	9.88%	$167,470	10.5%	$159,495	10.0%
Tier I capital (to risk-weighted assets)	163,851	10.3%	95,697	6.0%	125,603	7.88%	135,571	8.5%	127,596	8.0%
Common equity tier I capital (to risk-weighted assets)	163,851	10.3%	71,773	4.5%	101,678	6.38%	111,647	7.0%	103,672	6.5%
Tier I capital (to average assets)	163,851	9.4%	70,037	4.0%	70,037	4.0%	70,037	4.0%	87,546	5.0%
At December 31, 2017
Bank First National Corporation:
Total capital (to risk-weighted assets)	$165,809	10.8%	$122,868	8.0%	$142,066	9.25%	$161,264	10.5%	N/A	N/A
Tier I capital (to risk-weighted assets)	142,697	9.3%	92,151	6.0%	111,349	7.25%	130,547	8.5%	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	142,697	9.3%	69,113	4.5%	88,311	5.75%	107,510	7.0%	N/A	N/A
Tier I capital (to average assets)	142,697	8.5%	67,415	4.0%	67,415	4.00%	67,415	4.0%	N/A	N/A
Bank First, N.A.:
Total capital (to risk-weighted assets)	$171,642	11.2%	$122,643	8.0%	$141,806	9.25%	$160,969	10.5%	$153,304	10.0%
Tier I capital (to risk-weighted assets)	160,030	10.4%	91,982	6.0%	111,145	7.25%	130,308	8.5%	122,643	8.0%
Common equity tier I capital (to risk-weighted assets)	160,030	10.4%	68,987	4.5%	88,150	5.75%	107,313	7.0%	99,647	6.5%
Tier I capital (to average assets)	160,030	9.6%	66,984	4.0%	66,984	4.00%	66,984	4.0%	83,780	5.0%

As previously mentioned, the Company carried $11.5 million of subordinated debt as of September 30, 2018 and December 31, 2017 which is included in total capital in the tables above.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

We are party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments primarily include commitments to originate and sell loans, standby and direct pay letters of credit, unused lines of credit and unadvanced portions of construction and development loans. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in these particular classes of financial instruments.

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments, standby and direct pay letters of credit and unadvanced portions of construction and development loans is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Off-Balance Sheet Arrangements.   Our significant off-balance-sheet arrangements consist of the following:

• Unused lines of credit

• Standby and direct pay letters of credit

• Credit card arrangements

Off-balance sheet arrangement means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the registrant is a party, under which the registrant has (1) any obligation under a guarantee contract, (2) retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement, (3) any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument, or (4) any obligation, including a contingent obligation, arising out of a variable interest.

Loan commitments are made to accommodate the financial needs of our customers. Standby and direct pay letters of credit commit us to make payments on behalf of customers when certain specified future events occur. Both arrangements have credit risk essentially the same as that involved in extending loans to clients and are subject to our normal credit policies. Collateral (e.g., securities, receivables, inventory, equipment, etc.) is obtained based on management’s credit assessment of the customer.

Loan commitments and standby and direct pay letters of credit do not necessarily represent our future cash requirements because while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. Our off-balance sheet arrangements at the dates indicated were as follows:

	Amounts of Commitments Expiring – By Period as of September 30, 2018
Other Commitments	Total	Less Than One Year	One to Three Years	Three to Five Years	After Five Years
	(dollars in thousands)
Unused lines of credit	$320,431	$209,164	$39,323	$49,840	$22,104
Standby and direct pay letters of credit	25,355	4,172	10,111	4,239	6,833
Credit card arrangements	6,523	—	—	—	6,532
Total commitments	$352,309	$213,336	$49,434	$54,079	$35,460

	Amounts of Commitments Expiring – By Period as of December 31, 2017
Other Commitments	Total	Less Than One Year	One to Three Years	Three to Five Years	After Five Years
	(dollars in thousands)
Unused lines of credit	$304,022	$211,735	$40,072	$39,861	$12,354
Standby and direct pay letters of credit	25,904	9,421	8,985	4,343	3,155
Credit card arrangements	5,642	—	—	—	5,642
Total commitments	$335,568	$221,156	$49,057	$44,204	$21,151

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from interest rate risk inherent in its lending, investment and deposit-taking activities. To that end, management actively monitors and manages its interest rate risk exposure.

Our profitability is affected by fluctuations in interest rates. A sudden and substantial change in interest rates may adversely impact our earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent or on the same basis. We monitor the impact of changes in interest rates on its net interest income using several tools.

Our primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on our net interest income and capital, while configuring our asset-liability structure to obtain the maximum yield-cost spread on that structure. We rely primarily on our asset-liability structure to control interest rate risk.

Interest Rate Sensitivity.   Interest rate risk is the risk to earnings and value arising from changes in market interest rates. Interest rate risk arises from timing differences in the repricings and maturities of interest-earning assets and interest-bearing liabilities (repricing risk), changes in the expected maturities of assets and liabilities arising from embedded options, such as borrowers’ ability to prepay home mortgage loans at any time and depositors’ ability to redeem certificates of deposit before maturity (option risk), changes in the shape of the yield curve where interest rates increase or decrease in a nonparallel fashion (yield curve risk), and changes in spread relationships between different yield curves, such as U.S. Treasuries and LIBOR (basis risk).

An asset sensitive position refers to a balance sheet position in which an increase in short-term interest rates is expected to generate higher net interest income, as rates earned on our interest-earning assets would reprice upward more quickly than rates paid on our interest-bearing liabilities, thus expanding our net interest margin. Conversely, a liability sensitive position refers to a balance sheet position in which an increase in short-term interest rates is expected to generate lower net interest income, as rates paid on our interest-bearing liabilities would reprice upward more quickly than rates earned on our interest-earning assets, thus compressing our net interest margin.

The Company actively manages its interest rate sensitivity position. The objectives of interest rate risk management are to control exposure of net interest income to risks associated with interest rate movements and to achieve sustainable growth in net interest income. The Company’s ALCO, using policies and procedures approved by the Company’s board of directors, is responsible for the management of the Company’s interest rate sensitivity position. The Company manages interest rate sensitivity by changing the mix, pricing and re-pricing characteristics of its assets and liabilities, through the management of its investment portfolio, its offerings of loan and selected deposit terms and through wholesale funding. Wholesale funding consists of, but is not limited to, multiple sources including borrowings with the FHLB of Chicago, the Federal Reserve Bank of Chicago’s discount window and certificates of deposit from institutional brokers.

The Company uses several tools to manage its interest rate risk including interest rate sensitivity analysis, or gap analysis, market value of portfolio equity analysis, interest rate simulations under various rate scenarios and net interest margin reports. The results of these reports are compared to limits established by the Company’s ALCO policies and appropriate adjustments are made if the results are outside the established limits.

There are an infinite number of potential interest rate scenarios, each of which can be accompanied by differing economic/political/regulatory climates; can generate multiple differing behavior patterns by markets, borrowers, depositors, etc.; and, can last for varying degrees of time. Therefore, by definition, interest rate risk sensitivity cannot be predicted with certainty. Accordingly, the Company’s interest rate risk measurement philosophy focuses on maintaining an appropriate balance between theoretical and practical scenarios; especially given the primary objective of the Company’s overall asset/liability management process is to facilitate meaningful strategy development and implementation.

Therefore, we model a set of interest rate scenarios capturing the financial effects of a range of plausible rate scenarios; the collective impact of which will enable the Company to clearly understand the nature and extent of its sensitivity to interest rate changes. Doing so necessitates an assessment of rate changes over varying time horizons and of varying/sufficient degrees such that the impact of embedded options within the balance sheet are sufficiently examined.

The following tables demonstrate the annualized result of an interest rate simulation and the estimated effect that a parallel interest rate shift, or “shock,” in the yield curve and subjective adjustments in deposit pricing might have on the Company’s projected net interest income over the next 12 months.

This simulation assumes that there is no growth in interest-earning assets or interest-bearing liabilities over the next 12 months. The changes to net interest income shown below are in compliance with the Company’s policy guidelines.

As of September 30, 2018:

Change in Interest Rates (in Basis Points)	Percentage Change in Net Interest Income
+400	2.5
+300	2.0
+200	1.5
+100	1.0
–100	(2.6)

As of December 31, 2017:

Change in Interest Rates (in Basis Points)	Percentage Change in Net Interest Income
+400	(0.2)
+300	0.3
+200	0.5
+100	0.6
–100	(2.7)

Economic Value of Equity Analysis.   We also analyze the sensitivity of the Company’s financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between estimated changes in the present value of the Company’s assets and estimated changes in the present value of the Company’s liabilities assuming various changes in current interest rates. The Company’s economic value of equity analysis as of September 30, 2018 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Company would experience a 3.51% increase in the economic value of equity. At the same date, our analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, the Company would experience a 5.76% decrease in the economic value of equity. The estimates of changes in the economic value of our equity require us to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on the economic value of our equity. Although our economic value of equity analysis provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of our equity and will differ from actual results.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), undertook an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report, and, based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report, in recording, processing, summarizing and reporting in a timely manner the information that the Company is required to disclose in its reports under the Exchange Act and in accumulating and communicating to the Company’s management, including the Company’s CEO and CFO, such information as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are a party to various litigation in the normal course of business. Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on our financial position, results of operations or liquidity.

ITEM 1A.	RISK FACTORS

Additional information regarding risk factors appears in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements” of this Form 10-Q and in “Item 1A. Risk Factors” in our Registration Statement. There have been no material changes during the quarterly period ended September 30, 2018 to the risk factors previously disclosed in the Company’s Registration Statement.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) For the quarter ended September 30, 2018, state the number of (1) restricted stock issued to executive officers under the equity plan, (2) restricted stock issued to directors under the equity plan, and (3) number of company shares sold to and/or purchased from the 401(k)

(1)       0

(2)       0

(3)       985 shares purchased from the 401(k) Plan

(b) None.

(c) Issuer Purchases of Equity Securities:

The Company's Board of Directors authorized a $10 million share repurchase program that will expire in April, 2019. This program was announced on May 14, 2018. The table below sets forth information regarding repurchases of our common stock during the third quarter of 2018.

(in thousands, except per share data)	Total Number of Shares Repurchased	Average Price Paid per Share(1)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 2018	100	$53.55	100	$7,823,354
August 2018	1,487	53.84	1,487	7,743,294
September 2018	3,000	53.55	3,000	7,582,644

Total	4,587	$53.64	4,587	7,582,644

(1) The average price paid per share is calculated on a trade date basis for all open market transactions and excludes commissions and other transaction expenses.

The foregoing repurchases during the third quarter of 2018 were purchased through open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

ITEM 3. – DEFAULTS UPON SENIOR SECURITIES

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Index

Exhibit Number	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rules 13a-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer**
101 INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK FIRST NATIONAL CORPORATION

DATE: December 7, 2018	BY:	/s/ Kevin LeMahieu
Kevin LeMahieu
Chief Financial Officer
(Principal Financial and Accounting Officer)

