Form 10-K
period 2018-12-31
Bank First National Corp
filed 2019-03-26
CIK 1746109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR
☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-38676

BANK FIRST NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Wisconsin	39-1435359
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
402 North 8th Street Manitowoc, Wisconsin	54220	(920) 652-3100
(Address of principal executive offices)	(Zip Code)	Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of  “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 29, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s common stock held by non-affiliates of the registrant was $335,950,830 million, based on the closing sales price of  $53.75 per share as reported on the OTC Market Group’s Pink tier.
As of March 22, 2019, 6,577,973 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the information required by Part III of this Annual Report are incorporated by reference from the Registrant’s definitive Proxy Statement for the 2019 annual meeting of shareholders to be filed with Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report.

BANK FIRST NATIONAL CORPORATION

i

In this Annual Report on Form 10-K (this “Annual Report”), references to “we,” “our,” “us,” “Bank First” or “the Company” refer to Bank First National Corporation, a Wisconsin corporation, and our wholly-owned banking subsidiary, Bank First, N.A., a national banking association, unless otherwise indicated or the context otherwise requires. References to “Bank” refer to Bank First, N.A., our wholly-owned banking subsidiary.
Cautionary Note Regarding Forward-Looking Statements
Certain statements contained in this Annual Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include statements relating to our projected growth, anticipated future financial performance, financial condition, credit quality and management’s long-term performance goals, timing and anticipated benefits of our proposed acquisition of Partnership Community Bancshares, Inc., as well as statements relating to the anticipated effects on our business, financial condition and results of operations from expected developments or events, our business, growth and strategies. These statements, which are based on certain assumptions and estimates and describe our future plans, results, strategies and expectations, can generally be identified by the use of the words and phrases “may,” “will,” “should,” “could,” “would,” “goal,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target,” “aim,” “predict,” “continue,” “seek,” “projection” and other variations of such words and phrases and similar expressions.
These forward-looking statements are not historical facts, and are based upon current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. The inclusion of these forward-looking statements should not be regarded as a representation by us or any other person that such expectations, estimates and projections will be achieved. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict and that are beyond our control. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date of this Annual Report, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:
•
business and economic conditions nationally, regionally and in our target markets, particularly in Wisconsin and the geographic areas in which we operate;

•
concentration of our loan portfolio in real estate loans and changes in the prices, values and sales volumes of commercial and residential real estate;

•
the concentration of our business within our geographic areas of operation in Wisconsin ;

•
credit and lending risks associated with our commercial real estate, commercial and industrial, and construction and development portfolios;

•
disruptions to the credit and financial markets, either nationally or globally;

•
increased competition in the banking and mortgage banking industry, nationally, regionally or locally;

•
our ability to execute our business strategy to achieve profitable growth;

•
the dependence of our operating model on our ability to attract and retain experienced and talented bankers in each of our markets;

•
risks that our cost of funding could increase, in the event we are unable to continue to attract stable and low-cost deposits;

•
our ability to maintain our operating efficiency;

•
failure to keep pace with technological change or difficulties when implementing new technologies;

•
weakness in the real estate market, including the secondary residential mortgage market, which can affect, among other things, the value of collateral securing mortgage loans, mortgage loan originations and delinquencies, profits on sales of mortgage loans, and the value of mortgage servicing rights;

•
our ability to attract and maintain business banking relationships with well-qualified businesses, real estate developers and investors with proven track records in our market areas;

•
our ability to attract sufficient loans that meet prudent credit standards, including in our commercial and industrial and owner-occupied commercial real estate loan categories;

•
failure to maintain adequate liquidity and regulatory capital and comply with evolving federal and state banking regulations;

•
inability of our risk management framework to effectively mitigate credit risk, interest rate risk, liquidity risk, price risk, compliance risk, operational risk, strategic risk and reputational risk;

•
failure to develop new, and grow our existing, streams of noninterest income;

•
our ability to oversee the performance of third-party service providers that provide material services to our business;

•
our ability to maintain expenses in line with current projections;

•
our dependence on our management team and our ability to motivate and retain our management team;

•
risk that the required regulatory approvals for the proposed acquisition of Partnership Community Bancshares, Inc. (“PCB”) will not be obtained or the other conditions to closing of the proposed acquisition may not be satisfied;

•
the length of time necessary to consummate the proposed acquisition;

•
the risk that the anticipated benefits, including any accretive impact to the Company’s earnings per share, may not be fully realized or may take longer to realize than expected;

•
the risk that PCB may not be successfully integrated in the Company’s business and that the costs associated with the integration are higher than expected;

•
risks related to any future acquisitions, including failure to realize anticipated benefits from future acquisitions;

•
inability to find acquisition candidates that will be accretive to our financial condition and results of operations;

•
system failures, data security breaches, including as a result of cyberattacks, or failures to prevent breaches of our network security or that of our data processing subsidiary UFS, LLC;

•
data processing system failures and errors;

•
fraudulent and negligent acts by our clients, employees or vendors;

•
our financial reporting controls and procedures’ ability to prevent or detect all errors or fraud;

•
our ability to identify and address potential cybersecurity risks, including data security breaches, credential stuffing, malware, “denial-of-service” attacks, “hacking” and identify theft, a failure of which could disrupt our business and result in the disclosure of and/or misuse or misappropriation of confidential or proprietary information, disruption or damage to our systems, increased costs, losses, or adverse effects to our reputation;

•
fluctuations in the market value and its impact in the securities held in our securities portfolio;

•
the adequacy of our reserves (including allowance for loan and losses (“ALLL”)) and the appropriateness of our methodology for calculating such reserves;

•
increased loan losses or impairment of goodwill and other intangibles;

•
the makeup of our asset mix and investments;

•
our focus on small and mid-sized businesses;

•
an inability to raise necessary capital to fund our growth strategy, operations or to meet increased minimum regulatory capital levels;

•
the sufficiency of our capital, including sources of such capital and the extent to which capital may be used or required;

•
interest rate shifts and its impact on our financial condition and results of operation;

•
the expenses that we will incur to operate as a public company and our inexperience complying with the requirements of being a public company;

•
the institution and outcome of litigation and other legal proceeding against us or to which we become subject;

•
changes in our accounting standards;

•
the impact of recent and future legislative and regulatory changes, including, without limitation, the Tax Cuts and Jobs Act of 2017;

•
examinations by our regulatory authorities;

•
governmental monetary and fiscal policies;

•
changes in the scope and cost of Federal Deposit Insurance Corporation (“FDIC”) insurance and other coverage; and

•
other factors and risks described under the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections herein.

The foregoing factors should not be construed as exhaustive and should be read in conjunction with the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from our forward-looking statements. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date of this Annual Report, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law. New risks and uncertainties may emerge from time to time, and it is not possible for us to predict their occurrence or how they will affect us.

PART I
ITEM 1.
BUSINESS

General Overview
Bank First National Corporation is a Wisconsin corporation that was organized in April 1982 to serve as the holding company for Bank First, N.A., a national banking association founded in 1894. The Bank is a wholly-owned subsidiary of the Company. The Company and the Bank are headquartered in Manitowoc, Wisconsin, and the Bank is a member of the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and regulated by the Office of the Comptroller of the Currency (the “OCC”). The Bank has eighteen (18) offices, including its headquarters, in Manitowoc, Outagamie, Brown, Winnebago, Sheboygan, Waupaca, and Barron counties in the State of Wisconsin. We serve businesses, professionals and consumers with a wide variety of financial services, including retail and commercial banking. Some of the products that we offer include checking accounts, savings accounts, money market accounts, cash management accounts, certificates of deposit, commercial and industrial loans, commercial real estate loans, construction and development loans, residential mortgages, consumer loans, credit cards, online banking, telephone banking and mobile banking.
The Bank has three subsidiaries: UFS, LLC (“UFS”), Bank First Investments, Inc. and TVG Holdings, Inc. (“TVG”). UFS is a Wisconsin limited liability company organized in 2014, in which the Bank is a 49.8% member. UFS provides core data processing and information technology services to the Bank and many other community banks in and around Wisconsin. Bank First Investments, Inc. is a Wisconsin corporation organized in 2011, and is wholly-owned by the Bank. Bank First Investments, Inc.’s purpose is to provide investment and safekeeping services to the Bank. TVG is a Wisconsin corporation organized in 2009. It is a wholly-owned subsidiary of the Bank, and its purpose is to hold the Bank’s 30% ownership interest in Ansay & Associates, LLC (“Ansay”). Ansay is one of the nation’s largest independent insurance providers, and the Bank’s minority ownership of Ansay allows the Bank to provide diversified services to our customers without the risk and expense of an in-house insurance department. Aside from the Bank, the Company also has another wholly-owned subsidiary, Veritas Asset Holdings, LLC, a troubled asset liquidation company.
As of December 31, 2018, we had total consolidated assets of  $1.79 billion, total loans of $1.43 billion, total deposits of  $1.56 billion and total stockholders’ equity of  $174.3 million. The Bank employs approximately 253 full-time equivalent employees (“FTE”), and has an assets-to-FTE ratio of approximately $7.2 million. For more information, see the Bank’s website at www.bankfirstwi.bank.
Recent acquisitions
On October 27, 2017, the Company completed a merger with Waupaca Bancorporation, Inc. (“Waupaca”), a bank holding company headquartered in Waupaca, Wisconsin, pursuant to an Agreement and Plan of Merger, dated as of May 11, 2017 and as amended on July 20, 2017, by and among the Company, BFNC Merger Sub, LLC, a wholly-owned subsidiary of the Company, and Waupaca, whereby Waupaca merged with and into the Company, and First National Bank, Waupaca’s wholly-owned banking subsidiary, was merged with and into the Bank. Waupaca’s principal activity was the ownership and operation of First National Bank, a national banking institution that operated eight (8) branches in Wisconsin at the time of closing. The merger consideration totaled approximately $78,060,000, 70% of which was distributed in cash and 30% of which was distributed in the form of Company common stock.
On January 22, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Partnership Community Bancshares, Inc., a Wisconsin Corporation (“PCB”), pursuant to which PCB will merge with and into the Company, and Partnership Bank, PCB’s wholly-owned banking subsidiary, will merge with and into the Bank. On the terms and subject to the conditions set forth in the Merger Agreement, the Company has committed to purchase from PCB all of the issued and outstanding shares of PCB common stock in a combined stock-and-cash transaction, pursuant to which each PCB shareholder will receive either $17.3832 in cash or 0.35047 of a share of the Company’s common stock in exchange for each share of PCB common stock. The acquisition is valued at approximately $41.0 million at the date of announcement, and the merger consideration will consist of 65% in Company common stock and 35% in cash. As of December 31, 2018, PCB had approximately $306.8 million in consolidated assets, $267.1 million in net loans, $261.6 million in deposits and $21.6 million in consolidated stockholders’ equity. Consummation of the merger is subject to, among other things, the receipt of approval by regulatory authorities and PCB shareholders. The acquisition is expected to be completed sometime in the third quarter of 2019.
Strategic Plan
The Bank is a relationship-based community bank focused on providing innovative products and services that are value driven. The Bank’s culture celebrates diversity, creativity, and responsiveness, with the highest ethical standards. Employees are encouraged and empowered to develop their careers and always do the right thing. We maintain a strong credit culture as a foundation of sound asset quality, and we embrace innovation and provide the solutions our customers need and expect. The Bank’s vision is to remain an independent community bank and plans to sustain its independence by remaining one of the top-performing providers of financial services in Wisconsin. The Bank focuses on creating value for the communities and customers it serves to provide exceptional return for our shareholders, and also growing relationship deposits and lending those funds to invest in and support the communities the Bank serves, ultimately yielding superior growth in earnings per share.
Our strategic priorities are organized around the CAMELS ratings, including Capital, Asset Quality, Management, Earnings, Liquidity, and Sensitivity to Market Rates. Under the heading of Capital, our priorities include review of our capital strategy, reducing problem loans to enhance capital, exploring contingency capital options, and listing on the Nasdaq (accomplished during 2018) to enhance liquidity and currency for future potential mergers and acquisitions. Under the heading of Asset Quality, our priorities include infusing our credit culture in our Western Region, developing a current expected credit loss model, restructuring our credit department, restructuring our commercial loan operations department, and continuing to leverage investments in the special assets group to reduce the level of non-performing assets. Under the heading of Management, our priorities are to restructure the compliance department, restructure the information technology function with a focus on cybersecurity, to consistently improve our employee experience and engagement throughout the organization, to improve role clarity within the senior management team, and to add depth to the succession plan. Under the Earnings heading, our priorities are to grow deeper and wider relationships with our existing customers, to develop a strategy to increase our millennial customer base, to continue exploring opportunities for mergers and acquisitions and de novo growth, and to build our agriculture banking department. Under the Liquidity heading, our priorities are to maintain stable core deposits, with an emphasis on demand deposit accounts, to expand our treasury management capabilities, and to explore additional liquidity options. Finally, under the heading of Sensitivity to Market Rates, our priorities include continuing to emphasize relationship-based banking, developing asset liability management strategies, and continuing to adjust our investment portfolio model to eliminate optionality.
Our strategic plan includes the following measures of long-term success: (i) earnings per share growth; (ii) return on assets; (iii) total risk-based capital ratio; (iv) assets-to-FTE ratio; (v) core deposit growth; and (vi) classified assets to total risk-based capital ratio.
Our Market Area
Our market areas cover primarily northeastern Wisconsin, with one office in western Wisconsin. The counties in our market areas include: Barron, Brown, Manitowoc, Outagamie, Sheboygan, Waupaca and Winnebago. Our main office is located at 402 N. 8th Street, Manitowoc, Wisconsin.
The seven counties in which the Bank has offices have an estimated aggregate population of 914,742, based on U.S. Census data, and total deposits of approximately $18.53 billion as of June 30, 2018, according to the most recent data published by the FDIC. Manitowoc County, which is home to six (6) of the Bank’s eighteen (18) offices, has a population of 78,786 (according to U.S. Census data), and total deposits of about $2.06 billion as of June 30, 2018. As of December 31, 2018, approximately $566.1 million of the Bank’s total deposits, or 27.5% of the market share, were located in Manitowoc County. Sheboygan County, home to two (2) of the Bank’s offices, has a population of 115,476 (according to U.S. Census data), and total deposits of about $2.01 billion as of June 30, 2018. As of December 31, 2018, approximately $402.5 million of the Bank’s total deposits, or 20.0% of the market share, were located in Sheboygan County. Waupaca County, home to four (4) of the Bank’s branches, has a population of 50,954 (according to U.S. Census data), and total deposits of about $881.8 million as of June 30, 2018. As of December 31, 2018, approximately $234.2 million of the Bank’s total deposits, or 26.6% of the market share, were located in Waupaca County. Brown County, home to two (2) of the Bank’s branches, has a population of 265,097 (according to U.S. Census data), and total deposits of about $7.08 billion as of June 30, 2018. As of December 31, 2018, approximately $156.1 million of the Bank’s total deposits, or 2.2% of the market share, were located in Brown County. Outagamie County, home to two (2) of the Bank’s branches, has a population of 188,114 (according to U.S. Census data), and total deposits of about $3.33 billion as of June 30, 2018. As of December 31, 2018, approximately $77.4 million of the Bank’s total deposits, or 2.3% of the market share, were located in Outagamie County. Winnebago County, home to one (1) Bank office, has a population of 171,161 (according to U.S. Census data), and total deposits of about $2.23 billion as of June 30, 2018. As of December 31, 2018, approximately $84.6 million of the Bank’s total deposits, or 3.8% of the market share, were located in Winnebago County. Finally, Barron County, home to one (1) Bank office, has a population of 45,154 (according to U.S. Census data), and total deposits of about $937.3 million, as of June 30, 2018. As of December 31, 2018, approximately $36.2 million of the Bank’s total deposits, or 3.9% of the market share, were located in Barron County.
The economies of our primary markets in Manitowoc, Sheboygan, and Waupaca counties are largely driven by the food service, manufacturing, insurance, and healthcare industries. Companies with their headquarters in this area include Lakeside Foods, Point Beach Nuclear Plant, Acuity Insurance, Kohler Co., Johnsonville Sausage, Bemis, and Sargento Foods. In addition, Brown County is home to Green Bay, a major Wisconsin city, with a thriving tourism industry. The region also includes a number of higher education centers, including state universities and technical colleges.
Competition
The banking business is highly competitive, and we face competition in our market areas from many other local, regional, and national financial institutions. Competition among financial institutions is based on interest rates offered on deposit accounts, interest rates charged on loans, other credit and service charges relating to loans, the quality and scope of the services rendered, the convenience of banking facilities, and, in the case of loans to commercial borrowers, relative lending limits. We compete with commercial banks, credit unions, savings institutions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other mutual funds, as well as regional and national financial institutions that operate offices in our market areas and elsewhere. The competing major commercial banks have greater resources that may provide them a competitive advantage by enabling them to maintain numerous branch offices, mount extensive advertising campaigns and invest in new technologies. The increasingly competitive environment is the result of changes in regulation, changes in technology and product delivery systems, additional financial service providers, and the accelerating pace of consolidation among financial services providers.
The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems.
Some of our non-banking competitors have fewer regulatory constraints and may have lower cost structures. In addition, some of our competitors have assets, capital and lending limits greater than that of the Bank, have greater access to capital markets and offer a broader range of products and services than the Bank. These institutions may have the ability to finance wide-ranging advertising campaigns and may also be able to offer lower rates on loans and higher rates on deposits than we can offer. Some of these institutions offer services, such as international banking, which we do not directly offer, except for a limited suite of services such as international wires and currency exchange.
We compete with these institutions by focusing on our position as an independent, community bank and rely upon local promotional activities, personal relationships established by our officers, directors, and employees with our customers, and specialized services tailored to meet the needs of the communities served. We provide innovative products to our customers that are value-driven. We actively cultivate relationships with our customers that extend beyond a single loan to a full suite of products that serve the needs of our retail and commercial customers. Our goal is to develop long-standing connections with our customers and the communities that we serve. While our position varies by market, our management believes that it can compete effectively as a result of local market knowledge, local decision making, and awareness of customer needs.
Our Business
General
We emphasize a range of lending services, including commercial and residential real estate loans, construction and development loans, commercial and industrial loans and consumer loans. Our customers are generally individuals, small to medium-sized businesses and professional firms that are located in or conduct a substantial portion of their business in our market areas. At December 31, 2018, we had total loans receivable of $1.43 billion, representing approximately 82.4% of our total earning assets. As of December 31, 2018, we had 62 nonaccrual loans totaling approximately $20.1 million, or 1.4% of total loans. For additional discussion related to nonperforming loans, see the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section as well as the notes to the consolidated financial statements.
Loan Approval
Certain credit risks are inherent in making loans. These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers. We attempt to mitigate repayment risks by adhering to our comprehensive and robust internal credit policies and procedures. These policies and procedures include officer and customer lending limits, with approval process for larger loans, documentation examination, and follow-up procedures for any exceptions to credit policies. Our loan approval policies provide for various levels of officer lending authority. The Bank currently employs both a signature process through the line of business as well as credit administration and a committee process which involves the Bank’s board of directors each month. Both approvals and reviews of the credit actions are underwritten by an independent set of credit analysts who report to credit administration. For our loan commitments, a serial sign-off process is utilized up to $3,000,000, requiring multiple signatures for a loan approval. This process ensures that the necessary parties at all authority levels are aware of and approve the commitment. The Bank’s board of directors is involved in credits above this level after they have been through the serial sign-off process. We do not make any loans to any director, executive officer of the Bank, or the related interests of each, unless the loan is approved by the full board of directors of the Bank and is on terms not more favorable than would be available to a person not affiliated with the Bank.
Credit Administration and Loan Review
Our loan review consists of both commercial and retail review where loan files are reviewed and risk ratings are validated. Both have been partially outsourced in 2018 to a firm that specializes in file review and risk rating. The commercial review consists currently of documentation review of credits the third party has reviewed. This function will grow as the year progresses and this position is currently being evaluated with the help of our compliance department. Our policy for reviewing commercial credit files consisted of selecting a percentage of specific files on an annual basis, and reviewing them for risk rating and policy compliance. Our retail review consists of selecting a percentage of specific files, on an annual basis, and reviewing them for policy compliance.

Lending Limits
Our lending activities are subject to a variety of lending limits imposed by federal law. In general, the Bank is subject to a legal limit on loans to a single borrower equal to 15% of the Bank’s capital and unimpaired surplus. This legal lending limit will increase or decrease as the Bank’s level of capital increases or decreases. In addition to the legal lending limit, management and the board of directors have established a more conservative, internal lending limit. The Bank’s legal and internal lending limits are a safety and soundness measure intended to prevent one person or a relatively small and economically related group of persons from borrowing an unduly large amount of the Bank’s funds. It is also intended to safeguard the Bank’s depositors by diversifying the risk of loan losses among a relatively large number of creditworthy borrowers engaged in various types of businesses. Based upon the capitalization of the Bank at December 31, 2018, the Bank’s legal lending limit was $26.8 million and the Bank’s internal lending limit was $21.4 million. Our board of directors will adjust the internal lending limit as deemed necessary to continue to mitigate risk and serve the Bank’s clients. We are also able to sell participations in our larger loans to other financial institutions, which allows us to manage the risk involved in these loans and to meet the lending needs of our clients requiring extensions of credit in excess of these limits.
Real Estate Loans
The principal component of our loan portfolio is loans secured by real estate. Real estate loans are subject to the same general risks as other loans and are particularly sensitive to fluctuations in the value of real estate. Fluctuations in the value of real estate and rising interest rates, as well as other factors arising after a loan has been made, could negatively affect a borrower’s cash flow, creditworthiness, and ability to repay the loan. We obtain a security interest in real estate whenever possible, in addition to any other available collateral, in order to increase the likelihood of the ultimate repayment of the loan.
As of December 31, 2018, loans secured by real estate made up approximately $1.04 billion, or 72.6%, of our loan portfolio. These loans generally will fall into one of two categories:
•
Commercial Real Estate.   Commercial real estate loans generally have terms of 20 years or less, although payments may be structured on a longer amortization basis. We evaluate each borrower on an individual basis and attempt to determine their business risks and credit profile. We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied industrial, office, and retail buildings where the loan-to-value ratio, established by independent appraisals, does not generally exceed 85% of cost or appraised value. We also generally require that a borrower’s cash flow exceed 110% of monthly debt service obligations. In order to ensure secondary sources of payment and liquidity to support a loan request, we typically review all of the personal financial statements of the principal owners and require their personal guaranties. Commercial real estate loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the property to service the debt. Because our loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our levels of nonperforming assets. As of December 31, 2018, commercial real estate loans made up approximately $668.4 million or 46.8% of our loan portfolio.

•
Residential Mortgage Loans and Home Equity Loans.   We originate and hold short-term and long-term first mortgages and traditional second mortgage residential real estate loans. Generally, we limit the loan-to-value ratio on our residential real estate loans to 90%. We offer fixed and adjustable rate residential real estate loans with terms of up to 30 years. We also offer a variety of lot loan options to consumers to purchase the lot on which they intend build their home. The options available depend on whether the borrower intends to begin building within 36 months of the lot purchase or at an undetermined future date. We also offer traditional home equity loans and lines of credit. Our underwriting criteria for, and the risks associated with, home equity loans and lines of credit are generally the same as those for first mortgage loans. Home equity loans typically have terms of 20 years or less. We generally limit the extension of credit to 90% of the available equity of each property. As of December 31, 2018, residential mortgage loans and home equity loans made up approximately $368.7 million or 25.8% of our loan portfolio.

Commercial and Industrial Loans
We have significant expertise in small to middle market commercial and industrial lending. Our success is the result of our product and market expertise, and our focus on delivering high-quality, customized and quick turnaround service for our clients due to our focus on maintaining an appropriate balance between prudent, disciplined underwriting, on the one hand, and flexibility in our decision making and responsiveness to our clients, on the other hand, which has allowed us to grow our commercial and industrial loan portfolio while maintaining strong asset quality. As of December 31, 2018, commercial and industrial loans made up approximately $297.3 million or 20.8% of our loan portfolio.
We provide a mix of variable and fixed rate commercial and industrial loans. The loans are typically made to small- and medium-sized businesses involved in professional services, accommodation and food services, health care, wholesale trade, financial institutions, manufacturing, distribution, retailing and non-profits. We extend commercial business loans for working capital, accounts receivable and inventory financing and other business purposes. Generally, short-term loans have maturities ranging from 3 months to 1 year, and “term loans” have maturities ranging from 3 to 20 years. Loans are generally intended to finance current transactions and typically provide for periodic principal payments, with interest payable monthly. Term loans generally provide for floating and fixed interest rates, with monthly payments of both principal and interest.
Construction and Development Loans
We offer fixed and adjustable rate residential and commercial construction loan financing to builders and developers and to consumers who wish to build their own home. The term of construction and development loans generally is limited to 9 to 24 months, although payments may be structured on a longer amortization basis. Most loans will mature and require payment in full upon the sale of the property. We believe that construction and development loans generally carry a higher degree of risk than long-term financing of stabilized, rented, and owner-occupied properties because repayment depends on the ultimate completion of the project and usually on the subsequent sale of the property. Specific risks include:
•
cost overruns;

•
mismanaged construction;

•
inferior or improper construction techniques;

•
economic changes or downturns during construction;

•
a downturn in the real estate market;

•
rising interest rates which may prevent sale of the property; and

•
failure to sell or stabilize completed projects in a timely manner.

We attempt to reduce risk associated with construction and development loans by obtaining personal guaranties and by keeping the maximum loan-to-value ratio at or below 80%-90% of the lesser of cost or appraised value, depending on the project type. Generally, we do not have interest reserves built into loan commitments but require periodic cash payments for interest from the borrower’s cash flow. As of December 31, 2018, construction and development loans made up approximately $60.8 million or 4.3% of our loan portfolio.
Consumer Loans
We make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit. Consumer loans are underwritten based on the borrower’s income, current debt level, past credit history, and the availability and value of collateral. Consumer rates are both fixed and variable, with negotiable terms. Our installment loans typically amortize over periods up to seven years. Although we typically require monthly principal and interest payments on our loan products, we will offer consumer loans with a single maturity date when a specific source of repayment is available. Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value than real estate. As of December 31, 2018, consumer loans made up approximately $27.0 million or 1.9% of our loan portfolio.
Mortgage Banking Activities
Our mortgage banking operations include correspondent or secondary market lending, and in-house mortgage lending (included in residential mortgage and home equity loan totals above). We conduct secondary market lending through Fannie Mae, Franklin American Mortgage Company, and the Wisconsin Housing and Economic Development Authority. We also offer a number of in-house mortgage products, including (1) adjustable rate mortgages at three, five, seven, ten, and fifteen years, and (2) fixed rate mortgages at up to twenty years. We also offer a nine-month construction loan, and a twelve-month bridge loan.
Deposit Products
We offer a full range of traditional deposit services through our branch network in our market areas that are typically available in most banks and savings institutions, including checking accounts, commercial accounts, savings accounts and other time deposits of various types, ranging from money market accounts to long-term certificates of deposit. Transaction accounts and time deposits are tailored to and offered at rates competitive to those offered in our primary market areas. We also offer retirement accounts and health savings accounts. Our customers include individuals, businesses, associations, organizations and governmental authorities. We believe that our branch infrastructure will assist us in obtaining deposits from local customers in the future. Our deposits are insured by the FDIC up to statutory limits.
Securities
We manage our securities portfolio and cash to maintain adequate liquidity and to ensure the safety and preservation of invested principal, with a secondary focus on yield and returns. Specific goals of our investment portfolio are as follows:
•
provide a ready source of balance sheet liquidity, ensuring adequate availability of funds to meet fluctuations in loan demand, deposit balances and other changes in balance sheet volumes and composition;

•
serve as a means for diversification of our assets with respect to credit quality, maturity and other attributes;

•
serve as a tool for modifying our interest rate risk profile pursuant to our established policies; and

•
provide collateral to secure municipal and business deposits.

Our investment portfolio is comprised primarily of U.S. government securities, mortgage-backed securities backed by government-sponsored entities, and taxable and tax-exempt municipal securities.
Our investment policy is reviewed annually by our board of directors. Overall investment goals are established by our board, CEO, and members of our Asset Liability Committee (“ALCO”). Our board of directors has delegated the responsibility of monitoring our investment activities to our ALCO. Day-to-day activities pertaining to the securities portfolio are conducted under the supervision of our CEO. We actively monitor our investments on an ongoing basis to identify any material changes in the securities. We also review our securities for potential other-than-temporary impairment at least quarterly.
Employees
As of December 31, 2018, we had approximately 253 FTEs. None of our employees are represented by any collective bargaining unit or is a party to a collective bargaining agreement. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.
General Corporate Information
Our principal executive offices are located at 402 N. 8th Street, Manitowoc, Wisconsin 54220, and our telephone number at that address is (920) 652-3100. Additional information can be found on our website: www.bankfirstwi.bank. The information contained on our website is not incorporated in this document by reference.

Public Information
Persons interested in obtaining information on the Company may read and copy any materials that we file with the Securities and Exchange Commission (the “SEC”). The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.
Supervision and Regulation
We are extensively regulated under federal and state law. The following is a brief summary that does not purport to be a complete description of all regulations that affect us or all aspects of those regulations. This discussion is qualified in its entirety by reference to the particular statutory and regulatory provisions described below and is not intended to be an exhaustive description of the statutes or regulations applicable to the Company’s and the Bank’s business. In addition, proposals to change the laws and regulations governing the banking industry are frequently raised at both the state and federal levels. The likelihood and timing of any changes in these laws and regulations, and the impact such changes may have on us and the Bank, are difficult to predict. In addition, bank regulatory agencies may issue enforcement actions, policy statements, interpretive letters and similar written guidance applicable to us or the Bank. Changes in applicable laws, regulations or regulatory guidance, or their interpretation by regulatory agencies or courts may have a material adverse effect on our and the Bank’s business, operations, and earnings. Supervision and regulation of banks, their holding companies and affiliates is intended primarily for the protection of depositors and customers, the Deposit Insurance Fund (“DIF”) of the FDIC, and the U.S. banking and financial system rather than holders of our capital stock.
Regulation of the Company
We are registered as a bank holding company with the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). As such, we are subject to comprehensive supervision and regulation by the Federal Reserve and are subject to its regulatory reporting requirements. Federal law subjects bank holding companies, such as the Company, to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations. Violations of laws and regulations, or other unsafe and unsound practices, may result in regulatory agencies imposing fines or penalties, cease-and-desist orders, or taking other enforcement actions. Under certain circumstances, these agencies may enforce these remedies directly against officers, directors, employees and other parties participating in the affairs of a bank or bank holding company.
Activity Limitations.   Bank holding companies are generally restricted to engaging in the business of banking, managing or controlling banks and certain other activities determined by the Federal Reserve to be closely related to banking. In addition, the Federal Reserve has the power to order a bank holding company or its subsidiaries to terminate any nonbanking activity or terminate its ownership or control of any nonbank subsidiary, when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company.
Source of Strength Obligations.   A bank holding company is required to act as a source of financial and managerial strength to its subsidiary bank and to maintain resources adequate to support its bank. The term “source of financial strength” means the ability of a company, such as us, that directly or indirectly owns or controls an insured depository institution, such as the Bank, to provide financial assistance to such insured depository institution in the event of financial distress. The appropriate federal banking agency for the depository institution (in the case of the Bank, this agency is the OCC) may require reports from us to assess our ability to serve as a source of strength and to enforce compliance with the source of strength requirements by requiring us to provide financial assistance to the Bank in the event of financial distress.
Acquisitions.   The BHC Act permits acquisitions of banks by bank holding companies, such that we and any other bank holding company, whether located in Wisconsin or elsewhere, may acquire a bank located in any other state, subject to certain deposit-percentage, age of bank charter requirements, and other restrictions. The BHC Act requires that a bank holding company obtain the prior approval of the Federal Reserve before (i) acquiring direct or indirect ownership or control of more than 5% of the voting shares of any additional bank or bank holding company, (ii) taking any action that causes an additional bank or bank holding company to become a subsidiary of the bank holding company, or (iii) merging or consolidating with any other bank holding company. The Federal Reserve may not approve any such transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider: (1) the financial and managerial resources of the companies involved, including pro forma capital ratios; (2) the risk to the stability of the United States banking or financial system; (3) the convenience and needs of the communities to be served, including performance under the CRA; and (4) the effectiveness of the companies in combatting money laundering.
Change in Control.   Federal law restricts the amount of voting stock of a bank holding company or a bank that a person may acquire without the prior approval of banking regulators. Under the federal Change in Bank Control Act and the regulations thereunder, a person or group must give advance notice to the Federal Reserve before acquiring control of any bank holding company, such as the Company, and the OCC before acquiring control of any national bank, such as the Bank. Upon receipt of such notice, the bank regulatory agencies may approve or disapprove the acquisition. The Change in Bank Control Act creates a rebuttable presumption of control if a member or group acquires a certain percentage or more of a bank holding company’s or bank’s voting stock, or if one or more other control factors are present. As a result, a person or entity generally must provide prior notice to the Federal Reserve before acquiring the power to vote 10% or more of our outstanding common stock. The overall effect of such laws is to make it more difficult to acquire a bank holding company and a bank by tender offer or similar means than it might be to acquire control of another type of corporation. Consequently, shareholders of the Company may be less likely to benefit from the rapid increases in stock prices that may result from tender offers or similar efforts to acquire control of other companies. Investors should be aware of these requirements when acquiring shares of our stock.
Governance and Financial Reporting Obligations.   We are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the SEC, the Public Company Accounting Oversight Board (“PCAOB”), and Nasdaq. In particular, we are required to include management and independent registered public accounting firm reports on internal controls as part of our Annual Report on Form 10-K in order to comply with Section 404 of the Sarbanes-Oxley Act. We have evaluated our controls, including compliance with the SEC rules on internal controls, and have and expect to continue to spend significant amounts of time and money on compliance with these rules. Our failure to comply with these internal control rules may materially adversely affect our reputation, ability to obtain the necessary certifications to financial statements, and the values of our securities. The assessments of our financial reporting controls as of December 31, 2018 are included in this report under “Item 9A. Controls and Procedures.”
Corporate Governance.   The Dodd-Frank Act addresses many investor protections, corporate governance, and executive compensation matters that will affect most U.S. publicly traded companies. The Dodd-Frank Act (1) grants shareholders of U.S. publicly traded companies an advisory vote on executive compensation; (2) enhances independence requirements for Compensation Committee members; and (3) requires companies listed on national securities exchanges to adopt incentive-based compensation claw-back policies for executive officers.
Incentive Compensation.   The Dodd-Frank Act required the banking agencies and the SEC to establish joint rules or guidelines for financial institutions with more than $1 billion in assets, such as us and the Bank, which prohibit incentive compensation arrangements that the agencies determine to encourage inappropriate risks by the institution. The banking agencies issued proposed rules in 2011 and previously issued guidance on sound incentive compensation policies.

In 2016, the Federal Reserve and the OCC also proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2018, these rules have not been implemented. We and the Bank have undertaken efforts to ensure that our incentive compensation plans do not encourage inappropriate risks, consistent with three key principles—that incentive compensation arrangements should appropriately balance risk and financial rewards, be compatible with effective controls and risk management, and be supported by strong corporate governance.
Shareholder Say-On-Pay Votes.   The Dodd-Frank Act requires public companies to take shareholders’ votes on proposals addressing compensation (known as say-on-pay), the frequency of a say-on-pay vote, and the golden parachutes available to executives in connection with change-in-control transactions. Public companies must give shareholders the opportunity to vote on the compensation at least every three years and the opportunity to vote on frequency at least every six years, indicating whether the say-on-pay vote should be held annually, biennially, or triennially. The say-on-pay, the say-on-parachute and the say-on-frequency votes are explicitly nonbinding and cannot override a decision of our board of directors.
Other Regulatory Matters.   We and our subsidiaries are subject to oversight by the SEC, the Financial Industry Regulatory Authority, (“FINRA”), the PCAOB, Nasdaq and various state securities regulators. We and our subsidiaries have from time to time received requests for information from regulatory authorities in various states, including state attorneys general, securities regulators and other regulatory authorities, concerning our business practices. Such requests are considered incidental to the normal conduct of business.
Capital Requirements
The Bank is required under federal law to maintain certain minimum capital levels based on ratios of capital to total assets and capital to risk-weighted assets. The required capital ratios are minimums, and the federal banking agencies may determine that a banking organization, based on its size, complexity or risk profile, must maintain a higher level of capital in order to operate in a safe and sound manner. Risks such as concentration of credit risks and the risks arising from non-traditional activities, as well as the institution’s exposure to a decline in the economic value of its capital due to changes in interest rates, and an institution’s ability to manage those risks are important factors that are to be taken into account by the federal banking agencies in assessing an institution’s overall capital adequacy. The following is a brief description of the relevant provisions of these capital rules and their potential impact on our capital levels.
The Bank is subject to the following risk-based capital ratios: a common equity Tier 1 (“CET1”) risk-based capital ratio, a Tier 1 risk-based capital ratio, which includes CET1 and additional Tier 1 capital, and a total capital ratio, which includes Tier 1 and Tier 2 capital. CET1 is primarily comprised of the sum of common stock instruments and related surplus net of treasury stock, retained earnings, and certain qualifying minority interests, less certain adjustments and deductions, including with respect to goodwill, intangible assets, mortgage servicing assets and deferred tax assets subject to temporary timing differences. Additional Tier 1 capital is primarily comprised of noncumulative perpetual preferred stock, tier 1 minority interests and grandfathered trust preferred securities. Tier 2 capital consists of instruments disqualified from Tier 1 capital, including qualifying subordinated debt, other preferred stock and certain hybrid capital instruments, and a limited amount of loan loss reserves up to a maximum of 1.25% of risk-weighted assets, subject to certain eligibility criteria. The capital rules also define the risk-weights assigned to assets and off-balance sheet items to determine the risk-weighted asset components of the risk-based capital rules, including, for example, certain “high volatility” commercial real estate, past due assets, structured securities and equity holdings.
The leverage capital ratio, which serves as a minimum capital standard, is the ratio of Tier 1 capital to quarterly average assets net of goodwill, certain other intangible assets, and certain required deduction items. The required minimum leverage ratio for all banks is 4%.
In addition, the capital rules require a capital conservation buffer of up to 2.5% above each of the minimum capital ratio requirements (CET1, Tier 1, and total risk-based capital), which is designed to absorb losses during periods of economic stress. These buffer requirements must be met for a bank to be able to pay dividends, engage in share buybacks or make discretionary bonus payments to executive management without restriction. This capital conservation buffer is being phased in, and was 1.875% as of January 1, 2018 and is 2.5% effective January 1, 2019.
Failure to be well-capitalized or to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on our operations or financial condition. For example, only a well-capitalized depository institution may accept brokered deposits without prior regulatory approval. Failure to be well-capitalized or to meet minimum capital requirements could also result in restrictions on the Bank’s ability to pay dividends or otherwise distribute capital or to receive regulatory approval of applications or other restrictions on its growth.
The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, requires the federal bank regulatory agencies to take “prompt corrective action” regarding depository institutions that do not meet minimum capital requirements. FDICIA establishes five regulatory capital tiers: “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized”. A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. The FDICIA imposes progressively more restrictive restraints on operations, management and capital distributions, depending on the category in which an institution is classified. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions may not accept brokered deposits absent a waiver from the FDIC, are subject to growth limitations and are required to submit capital restoration plans for regulatory approval. A depository institution’s holding company must guarantee any required capital restoration plan, up to an amount equal to the lesser of 5 percent of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. Federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. All of the federal bank regulatory agencies have adopted regulations establishing relevant capital measures and relevant capital levels for federally insured depository institutions. The Bank was well capitalized at December 31, 2018, and brokered deposits are not restricted.
To be well-capitalized, the Bank must maintain at least the following capital ratios:
•
6.5% CET1 to risk-weighted assets;

•
8.0% Tier 1 capital to risk-weighted assets;

•
10.0% Total capital to risk-weighted assets; and

•
5.0% leverage ratio.

The Bank’s regulatory capital ratios were above the applicable well-capitalized standards and met the then-applicable capital conservation buffer. Based on current estimates, we believe that the Bank will continue to exceed all applicable well-capitalized regulatory capital requirements and the capital conservation buffer in 2019.
The Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Economic Growth Act”) signed into law in May 2018 scaled back certain requirements of the Dodd-Frank Act and provided other regulatory relief. Among the provisions of the Economic Growth Act was a requirement that the Federal Reserve raise the asset threshold for those bank holding companies subject to the Federal Reserve’s Small Bank Holding Company Policy Statement (“Policy Statement”) to $3 billion. As a result, as of the effective date of that change in 2018, the Company was no longer required to comply with the risk-based capital rules applicable to the Bank as described above. The Federal Reserve may however, require smaller bank holding companies subject to the Policy Statement to maintain certain minimum capital levels, depending upon general economic conditions and a bank holding company’s particular condition, risk profile and growth plans.

On November 21, 2018, the federal banking agencies jointly issued a proposed rule to simplify the regulatory capital requirements for eligible banks and holding companies with less than $10 billion in consolidated assets that opt into the Community Bank Leverage Ratio (“CBLR”) framework, as required by Section 201 of the Economic Growth, Relief and Consumer Protection Act (the “Regulatory Relief Act”). The Regulatory Relief Act mandates that the banking agencies develop a CBLR of not less than 8% and not more than 10% for qualifying community banking organizations. A qualifying community banking organization that exceeds the CBLR threshold would be exempt from the agencies’ current capital framework, including the risk-based capital requirements and capital conservation buffer described above, and would be deemed well-capitalized under the agencies’ prompt corrective action regulations. The Regulatory Relief Act defines a “qualifying community banking organization” as a depository institution or depository institution holding company with total consolidated assets of less than $10 billion. Under the proposed rule, if a qualifying community banking organization elects to use the CBLR framework, it will be considered “well-capitalized” so long as its CBLR is greater than 9%. The agencies are expected to issue a final rule in the first quarter of 2019.
On December 21, 2018, federal banking agencies issued a joint final rule to revise their regulatory capital rules to (i) address the upcoming implementation of the “current expected credit losses” (“CECL”) accounting standard under GAAP; (ii) provide an optional three-year phase-in period for the day-one adverse regulatory capital effects that banking organizations are expected to experience upon adopting CECL; and (iii) require the use of CECL in stress tests beginning with the 2020 capital planning and stress testing cycle for certain banking organizations. In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-13, which introduced CECL as the methodology to replace the current “incurred loss” methodology for financial assets measured at amortized cost, and changed the approaches for recognizing and recording credit losses on available-for-sale debt securities and purchased credit impaired financial assets. Under the incurred loss methodology, credit losses are recognized only when the losses are probable or have been incurred; under CECL, companies are required to recognize the full amount of expected credit losses for the lifetime of the financial assets, based on historical experience, current conditions and reasonable and supportable forecasts. This change will result in earlier recognition of credit losses that the Company deems expected but not yet probable. For SEC reporting companies with December 31 fiscal-year ends, such as the Company, CECL will become effective beginning with the first quarter of 2020.
Payment of Dividends
We are a legal entity separate and distinct from the Bank and our other subsidiaries. Our primary source of cash, other than securities offerings, is dividends from the Bank. The prior approval of the OCC is required if the total of all dividends declared by a national bank (such as the Bank) in any calendar year will exceed the sum of such bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits any national bank from paying dividends that would be greater than such bank’s undivided profits after deducting statutory bad debts in excess of such bank’s allowance for possible loan losses.
In addition, we and the Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal bank regulatory authority may prohibit the payment of dividends where it has determined that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The OCC and the Federal Reserve have indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice. The OCC and the Federal Reserve have each indicated that depository institutions and their holding companies should generally pay dividends only out of current operating earnings.
Under a Federal Reserve policy adopted in 2009, the board of directors of a bank holding company must consider different factors to ensure that its dividend level is prudent relative to maintaining a strong financial position, and is not based on overly optimistic earnings scenarios, such as potential events that could affect its ability to pay, while still maintaining a strong financial position. As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should consult with the Federal Reserve and eliminate, defer or significantly reduce the bank holding company’s dividends if:
•
its net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends;

•
its prospective rate of earnings retention is not consistent with its capital needs and overall current and prospective financial condition; or

•
it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.

Prior approval by the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank’s profits for that year combined with its retained net profits for the preceding two calendar years.
Regulation of the Bank
As a national bank, our primary bank subsidiary, Bank First, N.A., is subject to comprehensive supervision and regulation by the OCC and is subject to its regulatory reporting requirements. The deposits of the Bank are insured by the FDIC and, accordingly, the Bank is also subject to certain FDIC regulations and the FDIC has backup examination authority and some enforcement powers over the Bank. The Bank also is subject to certain Federal Reserve regulations.
In addition, as discussed in more detail below, the Bank and any other of our subsidiaries that offer consumer financial products and services are subject to regulation and potential supervision by the Consumer Financial Protection Bureau (“CFPB”). Authority to supervise and examine the Company and the Bank for compliance with federal consumer laws remains largely with the Federal Reserve and the OCC, respectively. However, the CFPB may participate in examinations on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary regulators. The CFPB also may participate in examinations of our other direct or indirect subsidiaries that offer consumer financial products or services. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB, and state attorneys general are permitted to enforce certain federal consumer financial protection rules adopted by the CFPB.
Broadly, regulations applicable to the Bank include limitations on loans to a single borrower and to its directors, officers and employees; restrictions on the opening and closing of branch offices; the maintenance of required capital and liquidity ratios; the granting of credit under equal and fair conditions; the disclosure of the costs and terms of such credit; requirements to maintain reserves against deposits and loans; limitations on the types of investment that may be made by the Bank; and requirements governing risk management practices. The Bank is permitted under federal law to branch on a de novo basis across state lines where the laws of that state would permit a bank chartered by that state to open a de novo branch.
Transactions with Affiliates and Insiders.   The Bank is subject to restrictions on extensions of credit and certain other transactions between the Bank and the Company or any nonbank affiliate. Generally, these covered transactions with either the Company or any affiliate are limited to 10% of the Bank’s capital and surplus, and all such transactions between the Bank and the Company and all of its nonbank affiliates combined are limited to 20% of the Bank’s capital and surplus. Loans and other extensions of credit from the Bank to the Company or any affiliate generally are required to be secured by eligible collateral in specified amounts. In addition, any transaction between the Bank and the Company or any affiliate are required to be on an arm’s length basis. Federal banking laws also place similar restrictions on certain extensions of credit by insured banks, such as the Bank, to their directors, executive officers and principal shareholders.
Reserves.   Federal Reserve rules require depository institutions, such as the Bank, to maintain reserves against their transaction accounts, primarily NOW and regular checking accounts. For 2019, the first $16.3 million of covered balances are exempt from these reserve requirements, aggregate balances between $16.3 million and $124.2 million are subject to a 3% reserve requirement, and aggregate balances above $124.2 million are subject to a reserve requirement of  $3,237,000 plus 10% of the amount over $124.2 million. These reserve requirements are subject to annual adjustment by the Federal Reserve.
FDIC Insurance Assessments and Depositor Preference.   The Bank’s deposits are insured by the FDIC’s DIF up to the limits under applicable law, which currently are set at $250,000 per depositor, per insured bank, for each account ownership category. The Bank is subject to FDIC assessments for its deposit insurance. The FDIC calculates quarterly deposit insurance assessments based on an institution’s average total consolidated assets less its average tangible equity, and applies one of four risk categories determined by reference to its capital levels, supervisory ratings, and certain other factors. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits. On September 30, 2018, the FDIC announced that the designated reserve ratio (“DRR”) of the DIF reached 1.36 percent, exceeding the required 1.35 percent, two years ahead of the deadline imposed by the Dodd-Frank Act. Though the FDIC has clarified that assessment rates will not change in the immediate future, banks with less than $10 billion in total consolidated assets, such as the Bank, will start receiving credits against their deposit insurance assessments when the DRR reaches or exceeds 1.38 percent. In addition, the Bank is subject to quarterly assessments by the FDIC to pay interest on Financing Corporation (“FICO”) bonds. The FDIC has announced that the remaining FICO bonds are expected to mature in September 2019, and that the final FICO assessment is expected to be made in March 2019 (at a rate of 0.140 (annual) basis points).
Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by a bank’s federal regulatory agency. In addition, the Federal Deposit Insurance Act provides that, in the event of the liquidation or other resolution of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution, including those of the parent bank holding company.
Standards for Safety and Soundness.   The Federal Deposit Insurance Act requires the federal bank regulatory agencies to prescribe, by regulation or guideline, operational and managerial standards for all insured depository institutions relating to: (1) internal controls; (2) information systems and audit systems; (3) loan documentation; (4) credit underwriting; (5) interest rate risk exposure; and (6) asset quality. The federal banking agencies have adopted regulations and Interagency Guidelines Establishing Standards for Safety and Soundness to implement these required standards. These guidelines set forth the safety and soundness standards used to identify and address problems at insured depository institutions before capital becomes impaired. Under the regulations, if a regulator determines that a bank fails to meet any standards prescribed by the guidelines, the regulator may require the bank to submit an acceptable plan to achieve compliance, consistent with deadlines for the submission and review of such safety and soundness compliance plans.
Anti-Money Laundering.   The International Money Laundering Abatement and Anti-Terrorism Funding Act of 2001 specifies “know your customer” requirements that obligate financial institutions to take actions to verify the identity of the account holders in connection with opening an account at any U.S. financial institution. Banking regulators will consider compliance with the Act’s money laundering provisions in acting upon acquisition and merger proposals. Bank regulators routinely examine institutions for compliance with these obligations and have been active in imposing cease-and-desist and other regulatory orders and money penalty sanctions against institutions found to be violating these obligations. Sanctions for violations of the Act can be imposed in an amount equal to twice the sum involved in the violating transaction, up to $1 million. Under the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (“USA PATRIOT”) Act of 2001, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. The USA PATRIOT Act, and its implementing regulations adopted by the Financial Crimes Enforcement Network (“FinCen”), a bureau of the U.S. Department of the Treasury, requires financial institutions to establish anti-money laundering programs with minimum standards that include:
•
the development of internal policies, procedures, and controls;

•
the designation of a compliance officer;

•
an ongoing employee training program; and

•
an independent audit function to test the programs.

Bank regulators routinely examine institutions for compliance with these anti-money laundering obligations and recently have been active in imposing “cease-and-desist” and other regulatory orders and money penalty sanctions against institutions found to be in violation of these requirements. In addition, FinCEN issued rules that became effective on May 11, 2018, that require, subject to certain exclusions and exemptions, covered financial institutions to identify and verify the identity of beneficial owners of legal entity customers.
Economic Sanctions.   The Office of Foreign Assets Control (“OFAC”) is responsible for helping to ensure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and acts of Congress. OFAC publishes, and routinely updates, lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, including the Specially Designated Nationals and Blocked Persons List. If we find a name on any transaction, account or wire transfer that is on an OFAC list, we must undertake certain specified activities, which could include blocking or freezing the account or transaction requested, and we must notify the appropriate authorities.
Concentrations in Lending.   During 2006, the federal bank regulatory agencies released guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”) and advised financial institutions of the risks posed by commercial real estate (“CRE”) lending concentrations. The Guidance requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations. Higher allowances for loan losses and capital levels may also be required. The Guidance is triggered when CRE loan concentrations exceed either:
•
Total reported loans for construction, land development, and other land of 100% or more of a bank’s total risk based capital; or

•
Total reported loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land of 300% or more of a bank’s total risk-based capital.

The Guidance also applies when a bank has a sharp increase in CRE loans or has significant concentrations of CRE secured by a particular property type. We have always had exposures to loans secured by commercial real estate due to the nature of our markets and the loan needs of both retail and commercial customers. We believe our long term experience in CRE lending, underwriting policies, internal controls, and other policies currently in place, as well as our loan and credit monitoring and administration procedures, are generally appropriate to managing our concentrations as required under the Guidance.
Community Reinvestment Act.   The Bank is subject to the provisions of the Community Reinvestment Act (“CRA”), which imposes a continuing and affirmative obligation, consistent with their safe and sound operation, to help meet the credit needs of entire communities where the bank accepts deposits, including low- and moderate-income neighborhoods. The OCC’s assessment of the Bank’s CRA record is made available to the public. Further, a less than satisfactory CRA rating will slow, if not preclude, expansion of banking activities. Following the enactment of the Gramm-Leach-Bliley Act (“GLB”), CRA agreements with private parties must be disclosed and annual CRA reports must be made to a bank’s primary federal regulator. Federal CRA regulations require, among other things, that evidence of discrimination against applicants on a prohibited basis, and illegal or abusive lending practices be considered in the CRA evaluation. On April 3, 2018, the Department of the Treasury published recommendations for amending the regulations implementing the CRA; on August 28, 2018, the OCC issued an advanced notice of proposed rulemaking seeking industry comment on how the CRA might be modernized. The Bank has a rating of  “Outstanding” in its most recent CRA evaluation.
Privacy and Data Security.   The GLB generally prohibits disclosure of consumer information to non-affiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of consumer privacy than the GLB. The GLB also directed federal regulators, including the FDIC and the OCC, to prescribe standards for the security of consumer information. The Bank is subject to such standards, as well as standards for notifying customers in the event of a security breach. Under federal law, the Bank must disclose its privacy policy to consumers, permit customers to opt out of having nonpublic customer information disclosed to third parties in certain circumstances, and allow customers to opt out of receiving marketing solicitations based on information about the customer received from another subsidiary. States may adopt more extensive privacy protections. We are similarly required to have an information security program to safeguard the confidentiality and security of customer information and to ensure proper disposal. Customers must be notified when unauthorized disclosure involves sensitive customer information that may be misused.
Furthermore, the federal banking regulators regularly issue guidance regarding cybersecurity intended to enhance cyber risk management. A financial institution is expected to implement multiple lines of defense against cyberattacks and ensure that their risk management procedures address the risk posed by potential cyber threats. A financial institution is further expected to maintain procedures to effectively respond to a cyberattack and resume operations following any such attack. The Company has adopted and implemented an Information Security Program to comply with the regulatory cybersecurity guidance.
Consumer Regulation.   Activities of the Bank are subject to a variety of statutes and regulations designed to protect consumers. These laws and regulations include, among numerous other things, provisions that:
•
limit the interest and other charges collected or contracted for by the Bank, including new rules respecting the terms of credit cards and of debit card overdrafts;

•
govern the Bank’s disclosures of credit terms to consumer borrowers;

•
require the Bank to provide information to enable the public and public officials to determine whether it is fulfilling its obligation to help meet the housing needs of the community it serves;

•
prohibit the Bank from discriminating on the basis of race, creed or other prohibited factors when it makes decisions to extend credit;

•
govern the manner in which the Bank may collect consumer debts; and

•
prohibit unfair, deceptive or abusive acts or practices in the provision of consumer financial products and services.

Mortgage Regulation.   The CFPB adopted a rule that implements the ability-to-repay and qualified mortgage provisions of the Dodd-Frank Act (the “ATR/QM rule”), which requires lenders to consider, among other things, income, employment status, assets, payment amounts, and credit history before approving a mortgage, and provides a compliance “safe harbor” for lenders that issue certain “qualified mortgages.” The ATR/QM rule defines a “qualified mortgage” to have certain specified characteristics, and generally prohibit loans with negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years from being qualified mortgages. The rule also establishes general underwriting criteria for qualified mortgages, including that monthly payments be calculated based on the highest payment that will apply in the first five years of the loan and that the borrower have a total debt-to-income ratio that is less than or equal to 43%. While “qualified mortgages” will generally be afforded safe harbor status, a rebuttable presumption of compliance with the ability-to-repay requirements will attach to “qualified mortgages” that are “higher priced mortgages” (which are generally subprime loans). In addition, the securitizer of asset-backed securities must retain not less than 5 percent of the credit risk of the assets collateralizing the asset-backed securities, unless subject to an exemption for asset-backed securities that are collateralized exclusively by residential mortgages that qualify as “qualified residential mortgages.”
The CFPB has also issued rules to implement requirements of the Dodd-Frank Act pertaining to mortgage loan origination (including with respect to loan originator compensation and loan originator qualifications) as well as integrated mortgage disclosure rules. In addition, the CFPB has issued rules that require servicers to comply with new standards and practices with regard to: error correction; information disclosure; force-placement of insurance; information management policies and procedures; requiring information about mortgage loss mitigation options be provided to delinquent borrowers; providing delinquent borrowers access to servicer personnel with continuity of contact about the borrower’s mortgage loan account; and evaluating borrowers’ applications for available loss mitigation options. These rules also address initial rate adjustment notices for adjustable-rate mortgages (ARMs), periodic statements for residential mortgage loans, and prompt crediting of mortgage payments and response to requests for payoff amounts.
Non-Discrimination Policies.   The Bank is also subject to, among other things, the provisions of the Equal Credit Opportunity Act (“ECOA”) and the Fair Housing Act (“FHA”), both of which prohibit discrimination based on race or color, religion, national origin, sex, and familial status in any aspect of a consumer or commercial credit or residential real estate transaction. The Department of Justice (“DOJ”), and the federal bank regulatory agencies have issued an Interagency Policy Statement on Discrimination in Lending that provides guidance to financial institutions in determining whether discrimination exists, how the agencies will respond to lending discrimination, and what steps lenders might take to prevent discriminatory lending practices. The DOJ has increased its efforts to prosecute what it regards as violations of the ECOA and FHA.

ITEM 1A.
RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including, but not limited, to the material risks described below. Many of these risks are beyond our control although efforts are made to manage those risks while simultaneously optimizing operational and financial results. The occurrence of any of the following risks, as well as risks of which we are currently unaware or currently deem immaterial, could materially and adversely affect our assets, business, cash flows, condition (financial or otherwise), liquidity, prospects, results of operations and the trading price of our common stock. It is impossible to predict or identify all such factors and, as a result, you should not consider the following factors to be a complete discussion of the risks, uncertainties and assumptions that could materially and adversely affect our assets, business, cash flows, condition (financial or otherwise), liquidity, prospects, results of operations and the trading price of our common stock.
In addition, certain statements in the following risk factors constitute forward-looking statements. Please refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements” beginning on page 1 of this Annual Report.
Risks related to our business
Difficult or volatile conditions in the national financial markets, the U.S. economy generally, or the state of Wisconsin in particular may adversely affect our lending activity or other businesses, as well as our financial condition.
Our business and financial performance are vulnerable to weak economic conditions in the financial markets and economic conditions generally or specifically in the state of Wisconsin, the principal market in which we conduct business. A deterioration in economic conditions in our primary market areas could result in the following consequences, any of which could materially and adversely affect our business: increased loan delinquencies; problem assets and foreclosures; significant write-downs of asset values; lower demand for our products and services; reduced low cost or noninterest-bearing deposits; intangible asset impairment; and collateral for loans made by us, especially real estate, may decline in value, in turn reducing our customers’ ability to repay outstanding loans, and reducing the value of assets and collateral associated with our existing loans. Additional issues surrounding weakening economic conditions and volatile markets that could adversely impact us include:
•
increased regulation of our industry, and resulting increased costs associated with regulatory compliance and potential limits on our ability to pursue business opportunities;

•
our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage, and underwrite our customers become less predictive of future performance;

•
the process we use to estimate losses inherent in our loan portfolio requires difficult, subjective, and complex judgments, including forecasts of economic conditions and how these economic predictions might impair the ability of our borrowers to repay their loans, which process may no longer be capable of accurate estimation and may, in turn, impact its reliability; and

•
downward pressure on our stock price.

Additionally, we conduct our banking operations primarily in Wisconsin. As of December 31, 2018, approximately 98% of our loans and approximately 97% of our deposits were made to borrowers or received from depositors who live and/or primarily conduct business in Wisconsin. Therefore, our success will depend in large part upon the general economic conditions in this area, which we cannot predict with certainty. This geographic concentration imposes risks from lack of geographic diversification, as adverse economic developments in Wisconsin, among other things, could affect the volume of loan originations, increase the level of nonperforming assets, increase the rate of foreclosure losses on loans and reduce the value of our loans and loan servicing portfolio.
Any regional or local economic downturn that affects Wisconsin or existing or prospective borrowers or property values in such areas may affect us and our profitability more significantly and adversely than our competitors whose operations are less geographically concentrated.

We face strong competition from financial services companies and other companies that offer banking services.
We conduct our banking operations primarily in Wisconsin. Many of our competitors offer the same, or a wider variety of, banking services within our market areas, and we compete with them for the same customers. These competitors include banks with nationwide operations, regional banks and community banks. In many instances these national and regional banks have greater resources than we do, and the smaller community banks may have stronger ties in local markets than we do, which may put us at a competitive disadvantage. We also face competition from many other types of financial institutions, including thrift institutions, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In addition, a number of out-of-state financial institutions have opened offices and solicit deposits in our market areas. Increased competition in our markets may result in reduced loans and deposits, as well as reduced net interest margin and profitability. If we are unable to attract and retain banking clients, we may be unable to continue to grow our loan and deposit portfolios, and our business, financial condition and results of operations may be adversely affected.
If we do not effectively manage our asset quality and credit risk, we could experience loan losses.
Making any loan involves various risks, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and cash flows available to service debt, and risks resulting from changes in economic and market conditions. Our credit risk approval and monitoring procedures may fail to identify or reduce these credit risks, and they cannot completely eliminate all credit risks related to our loan portfolio. If the overall economic climate, including employment rates, real estate markets, interest rates and general economic growth, in the United States, generally, or Wisconsin, specifically, experiences material disruption, our borrowers may experience difficulties in repaying their loans, the collateral we hold may decrease in value or become illiquid, and the levels of nonperforming loans, charge-offs and delinquencies could rise and require additional provisions for loan losses, which would cause our net income and return on equity to decrease.
Our provision and allowance for credit losses may not be adequate to cover actual credit losses.
We make various assumptions and judgments about the collectability of our loan and lease portfolio and utilize these assumptions and judgments when determining the provision and allowance for credit losses. The determination of the appropriate level of the provision for credit losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the amount reserved in the allowance for credit losses. In addition, bank regulatory agencies periodically review our provision and the total allowance for credit losses and may require an increase in the allowance for credit losses or future provisions for credit losses, based on judgments different than those of management. Any increases in the provision or allowance for credit losses will result in a decrease in our net income and, potentially, capital, and may have a material adverse effect on our financial condition or results of operations.
The Company may be required to increase its allowance for credit losses as a result of a recently issued accounting standard.
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-13 (“ASU 2016-13”), Financial Instruments—Credit Losses. This accounting standard replaces the current incurred loss accounting model with a CECL for financial instruments measured at amortized cost and other commitments to extend credit. The amendments made by ASU 2016-13 require entities to consider all available relevant information when estimating current expected credit losses, including details about past events, current conditions, and reasonable and supportable forecasts. The resulting allowance for credit losses is to reflect the portion of the amortized cost basis that the entity does not expect to collect. The amendments also eliminate the current accounting model for purchased credit impaired loans and debt securities. While the CECL model does not apply to available for sale debt securities, ASU 2016-13 does require entities to record an allowance when recognizing credit losses for available-for-sale securities, rather than reduce the amortized cost of the securities by direct write-offs.
The amendments in ASU 2016-13 will be effective for fiscal years beginning after December 15, 2019. For most debt securities, the transition approach requires a cumulative-effect adjustment to the statement of financial position as of the beginning of the first reporting period the guidance is effective. For other-than-temporarily impaired debt securities, the guidance will be applied prospectively. The Company will record a one-time adjustment to its credit loss allowance, as of the beginning of the first quarter of 2020, equal to the difference between the amounts of its credit loss allowance under the incurred loss methodology and CECL. Moreover, the new accounting standard is likely, as a result of its requirement to estimate and recognize expected credit losses on new assets, to introduce greater volatility in our provision for credit loans and allowance for loan losses. The Company is currently evaluating the magnitude of the one-time cumulative adjustment to its allowance and of the ongoing impact of the CECL model on its loan loss allowance and results of operations.
Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.
As of December 31, 2018, approximately 72.6% of our loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral. This includes collateral consisting of income producing and residential construction properties, which properties tend to be more sensitive to general economic conditions and downturns in real estate markets. As a result, adverse developments affecting real estate values in our market areas could increase the credit risk associated with our real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the area in which the real estate is located. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, and could result in losses that would adversely affect credit quality, financial condition, and results of operation. Negative changes in the economy affecting real estate values and liquidity in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses could have a material adverse impact on our business, results of operations and growth prospects. If real estate values decline, it is also more likely that we would be required to increase our ALLL, which could adversely affect our financial condition, results of operations and cash flows.
We are exposed to higher credit risk by commercial real estate, commercial and industrial and construction and development based lending.
Commercial real estate, commercial and industrial and construction and development based lending usually involve higher credit risks than 1-4 family residential real estate lending. As of December 31, 2018, the following loan types accounted for the stated percentages of our loan portfolio: commercial real estate (both owner-occupied and non-owner occupied)—46.8%; commercial and industrial—20.8%; and construction and development—4.3%. These loans expose us to greater credit risk than loans secured by other types of collateral because the collateral securing these loans is typically more difficult to liquidate. Additionally, these types of loans also involve larger loan balances to a single borrower or groups of related borrowers. These higher credit risks are further heightened when the loans are concentrated in a small number of larger borrowers leading to relationship exposure.
Non-owner occupied commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers’ ability to repay their loans depends on successful development of their properties, in addition to the factors affecting residential real estate borrowers. These loans also involve greater risk because they generally are not fully amortizing over the loan period, but have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or sell the underlying property in a timely manner. In addition, banking regulators are giving commercial real estate lending greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures.
Commercial and industrial loans and owner-occupied commercial real estate loans are typically based on the borrowers’ ability to repay the loans from the cash flow of their businesses. These loans may involve greater risk because the availability of funds to repay each loan depends substantially on the success of the business itself. In addition, the assets securing the loans depreciate over time, they are difficult to appraise and liquidate, and fluctuate in value based on the success of the business.
Risk of loss on a construction and development loan depends largely upon whether our initial estimate of the property’s value at completion of construction or development equals or exceeds the cost of the property construction or development (including interest), the availability of permanent take-out financing and the builder’s ability to ultimately sell the property. During the construction or development phase, a number of factors can result in delays and cost overruns. If estimates of value are inaccurate or if actual construction costs exceed estimates, the value of the property securing the loan may be insufficient to ensure full repayment when completed through a permanent loan or by seizure of collateral.
Additionally, commercial real estate loans, commercial and industrial loans and construction and development loans are more susceptible to a risk of loss during a downturn in the business cycle. Our underwriting, review and monitoring cannot eliminate all of the risks related to these loans.
We also make both secured and unsecured loans to our commercial clients. Unsecured loans generally involve a higher degree of risk of loss than do secure loans because, without collateral, repayment is wholly dependent upon the success of the borrowers’ businesses. Because of this lack of collateral, we are limited in our ability to collect on defaulted unsecured loans. Further, the collateral that secures our secured commercial and industrial loans typically includes inventory, accounts receivable and equipment, which usually have a value that is insufficient to satisfy the loan without a loss if the business does not succeed.
Our loan concentration in these sectors and their higher credit risk could lead to increased losses on these loans, which could have a material adverse effect on our financial condition, results of operations or cash flows.
We are exposed to higher credit risk due to relationship exposure with a number of large borrowers.
As of December 31, 2018, we had 18 borrowing relationships in excess of  $10 million which accounted for approximately 15% of our loan portfolio. While we are not overly dependent on any one of these relationships and while none of these large relationships have directly impacted our allowance for loan losses in the past, a deterioration of any of these large credits could require us to increase our allowance for loan losses or result in significant losses to us, which could have a material adverse effect on our financial condition, results of operations or cash flows.
Our deposit portfolio includes significant concentrations and a large percentage of our deposits are attributable to a relatively small number of clients.
As a commercial bank, we provide services to a number of clients whose deposit levels vary considerably and have some seasonality. Our 10 largest depositor relationships accounted for approximately 9% of our deposits at December 31, 2018. These deposits can and do fluctuate substantially. The depositors are not concentrated in any industry or business. The loss of any combination of these depositors, or a significant decline in the deposit balances due to ordinary course fluctuations related to these customers’ businesses, would adversely affect our liquidity and require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits. Depending on the interest rate environment and competitive factors, low cost deposits may need to be replaced with higher cost funding, resulting in a decrease in net interest income and net income. While these events could have a material impact on our results, we expect, in the ordinary course of business, that these deposits will fluctuate and believe we are capable of mitigating this risk, as well as the risk of losing one of these depositors, through additional liquidity, and business generation in the future. However, should a significant number of these customers leave, it could have a material adverse impact on us.
We make loans to small-to-medium sized businesses that may not have the resources to weather a downturn in the economy.
We make loans to privately-owned businesses, many of which are considered to be small to medium-sized businesses. Small to medium-sized businesses frequently have smaller market share than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience significant volatility in operating results. Any one or more of these factors may impair the borrower’s ability to repay a loan. In addition, the success of a small to medium-sized business often depends on the management talents and efforts of one or two persons or a small group of persons, and the death, disability or resignation of one or more of these persons could have a material adverse impact on the business and its ability to repay a loan. Economic downturns, instability in commodity prices and other events that negatively impact small businesses in our market areas could cause us to incur substantial credit losses that could negatively affect our results of operations or financial condition.
We may be materially and adversely affected by the creditworthiness and liquidity of other financial institutions.
Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks and other institutional customers. Many of these transactions expose us to credit risk in the event of a default by, or questions or concerns about the creditworthiness of, a counterparty or client, or concerns about the financial services industry generally. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to us. Any such losses could have a material adverse effect on us.
A lack of liquidity could adversely affect our operations and jeopardize our business, financial condition, and results of operations.
We rely on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans and investment securities to ensure that we have adequate liquidity to fund our operations. In addition to our traditional funding sources, we also may borrow funds from third-party lenders or issue equity or debt securities to investors. Our access to funding sources in amounts adequate to finance or capitalize our activities, or on terms that are acceptable to us, could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Our liquidity may also be adversely impacted if there is a decline in our mortgage revenues from higher prevailing interest rates. Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, pay dividends to our shareholders, or to fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, financial condition or results of operations.
We may not be able to meet our unfunded credit commitments, or adequately reserve for losses associated with our unfunded credit commitments.
A commitment to extend credit is a formal agreement to lend funds to a client as long as there is no violation of any condition established under the agreement. The actual borrowing needs of our customers under these credit commitments have historically been lower than the contractual amount of the commitments. A significant portion of these commitments expire without being drawn upon. Because of the credit profile of our customers, we typically have a substantial amount of total unfunded credit commitments, which is not reflected on our balance sheet. Actual borrowing needs of our customers may exceed our expected funding requirements, especially during a challenging economic environment when our client companies may be more dependent on our credit commitments due to the lack of available credit elsewhere, the increasing costs of credit, or the limited availability of financings from other sources. Any failure to meet our unfunded credit commitments in accordance with the actual borrowing needs of our customers may have a material adverse effect on our business, financial condition, results of operations or reputation.
Changes in interest rates could have an adverse impact on our results of operations and financial condition.
Our earnings and financial condition are dependent to a large degree upon net interest income, which is the difference, or spread, between interest earned on loans, securities and other interest-earning assets and interest paid on deposits, borrowings and other interest-bearing liabilities. When market rates of interest change, the interest we receive on our assets and the interest we pay on our liabilities may fluctuate. This may cause decreases in our spread and may adversely affect our earnings and financial condition.
Interest rates are highly sensitive to many factors including, without limitation:
•
The rate of inflation;

•
economic conditions;

•
federal monetary policies; and

•
stability of domestic and foreign markets.

Although we have implemented procedures we believe will reduce the potential effects of changes in interest rates on our net interest income, these procedures may not always be successful. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest income and our net interest margin, asset quality, loan and lease origination volume, liquidity or overall profitability.
Interest rates on our outstanding financial instruments might be subject to change based on regulatory developments, which could adversely affect our revenue, expenses, and the value of those financial instruments.
LIBOR and certain other “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. It is unclear whether, at that time, LIBOR will cease to exist or if new methods of calculating LIBOR will be established. If LIBOR ceases to exist or if the methods of calculating LIBOR change from current methods for any reason, interest rates on our floating rate obligations, loans, deposits, derivatives, and other financial instruments tied to LIBOR rates, as well as the revenue and expenses associated with those financial instruments, may be adversely affected. Any uncertainty regarding the continued use and reliability of LIBOR as a benchmark interest rate could adversely affect the value of our floating rate obligations, loans, deposits, derivatives, and other financial instruments tied to LIBOR rates.
Historically a substantial portion of our variable rate loans have been tied to LIBOR. As these loans have renewed in recent years, as well as when we have originated any new loans, we have tied our variable rate loans to the Bank First prime lending rate, significantly reducing loans tied to LIBOR. We may not be able to successfully eliminate all loans tied to LIBOR prior to 2022. Even with “fallback” provisions contained within remaining LIBOR tied loans, changes to or the discontinuance of LIBOR could result in customer uncertainty and disputes around how variable rates should be calculated. All of this could result in damage to our reputation, loss of customers and additional costs to us, all of which could be material.

If we are unable to grow our noninterest income, our growth prospects will be impaired.
Taking advantage of opportunities to develop new, and expand existing, streams of noninterest income, including service charges, loan servicing fees and income from the Bank’s unconsolidated subsidiaries, is a part of our long-term growth strategy. If we are unsuccessful in our attempts to grow our noninterest income, our long-term growth will be impaired. Furthermore, focusing on these noninterest income streams may divert management’s attention and resources away from our core banking business, which could impair our core business, financial condition and operating results.
Our recent results may not be indicative of our future results.
We may not be able to grow our business at the same rate of growth achieved in recent years or even grow our business at all. In the future, we may not have the benefit of several factors that have been favorable to the growth of our business in past years, such as an interest rate environment where changes in rates occur at a relatively orderly and modest pace and the ability to find suitable expansion opportunities and acquisition targets. Numerous factors, such as weakening or deteriorating economic conditions, regulatory and legislative considerations, and competition may impede or restrict our ability to expand our market presence and build our franchise. Even if we are able to grow our business, we may fail to build the infrastructure sufficient to support such growth, suffer loan losses in excess of reserves for such losses or experience other risks associated with growth.
Our future success is largely dependent upon our ability to successfully execute our business strategy.
Our future success, including our ability to achieve our growth and profitability goals, is dependent on the ability of our management team to execute on our long-term business strategy, which requires them to, among other things:
•
maintain and enhance our reputation;

•
attract and retain experienced and talented bankers in each of our markets;

•
maintain adequate funding sources, including by continuing to attract stable, low-cost deposits;

•
enhance our market penetration in our metropolitan markets and maintain our leadership position in our community markets;

•
improve our operating efficiency;

•
implement new technologies to enhance the client experience and keep pace with our competitors;

•
identify attractive acquisition targets, close on such acquisitions on favorable terms and successfully integrate acquired businesses;

•
attract and maintain commercial banking relationships with well-qualified businesses, real estate developers and investors with proven track records in our market areas;

•
attract sufficient loans that meet prudent credit standards;

•
originate conforming residential mortgage loans for resale into secondary market to provide mortgage banking income;

•
maintain adequate liquidity and regulatory capital and comply with applicable federal and state banking regulations;

•
manage our credit, interest rate and liquidity risks;

•
develop new, and grow our existing, streams of noninterest income;

•
oversee the performance of third-party service providers that provide material services to our business; and

•
control expenses in line with current projections.

Failure to achieve these strategic goals could adversely affect our ability to successfully implement our business strategies and could negatively impact our business, growth prospects, financial condition and results of operations. Further, if we do not manage our growth effectively, our business, financial condition, results of operations and future prospects could be negatively affected, and we may not be able to continue to implement our business strategy and successfully conduct our operations.
We follow a relationship-based operating model and our ability to maintain our reputation is critical to the success of our business.
We are a community bank, and our reputation is one of the most valuable components of our business. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining bankers and other associates who share our core values of being an integral part of the communities we serve, delivering superior service to our clients and caring about our clients and associates. Furthermore, maintaining our reputation also depends on our ability to protect our brand name and associated intellectual property. If our reputation is negatively affected by the actions of our associates or otherwise, our business and operating results may be materially adversely affected.
We depend on our executive officers and other key individuals to continue the implementation of our long-term business strategy and could be harmed by the loss of their services and our inability to make up for such loss with qualified replacements.
We believe that our continued growth and future success will depend in large part on the skills of our management team and our ability to motivate and retain these individuals and other key individuals. The loss of any of their service could reduce our ability to successfully implement our long-term business strategy, our business could suffer and the value of our common stock could be materially adversely affected.
The success of our operating model depends on our ability to attract and retain talented bankers and associates in each of our markets.
We strive to attract and retain these bankers in each of our markets by fostering an entrepreneurial environment, empowering them with local decision making authority and providing them with sufficient infrastructure and resources to support their growth while also providing management with appropriate oversight. However, the competition for bankers in each of our markets is intense. We compete for talent with both smaller banks that may be able to offer bankers with more responsibility and autonomy and larger banks that may be able to offer bankers with higher compensation, resources and support. As a result, we may not be able to effectively compete for talent across our markets. Further, our bankers may leave us to work for our competitors and, in some instances, may take important banking and lending relationships with them to our competitors. If we are unable to attract and retain talented bankers in our markets, our business, growth prospects and financial results could be materially and adversely affected.
The consummation of our proposed acquisition of PCB is contingent upon the satisfaction of a number of conditions, including regulatory approvals, that are outside of our control and that we may be unable to obtain or may delay the consummation of the acquisition or result in the imposition of conditions that could reduce the anticipated benefits from the proposed acquisition or cause the parties to abandon the proposed transaction.
Consummation of the acquisition of PCB is conditioned upon customary closing conditions, including, without limitation, (i) receipt of all required regulatory approvals from the Federal Reserve, OCC and the Wisconsin Department of Financial Institutions, (ii) approval by PCB shareholders of the acquisition, and (iii) the absence of any law, order, injunction, decree, judgment or ruling prohibiting the acquisition. We may be unable to obtain the regulatory approvals required for the acquisition, or the required regulatory approvals may delay the acquisition or result in the imposition of conditions that could reduce the anticipated benefits from the proposed acquisition or cause the parties to abandon the proposed transaction.

We may fail to realize all of the anticipated benefits of the proposed acquisition of PCB, or those benefits may take longer to realize than expected. We may also encounter significant difficulties in integrating PCB.
Our ability to realize the anticipated benefits of the acquisition of PCB will depend, to a large extent, on our ability to successfully integrate the acquired business. The integration and combination of the acquired business is a complex, costly and time-consuming process. As a result, we will be required to devote significant management attention and resources to integrating PCB’s business practices and operations. The integration process may disrupt our business and the business of PCB and, if implemented ineffectively, would restrict the full realization of the anticipated benefits of the acquisition. The failure to meet the challenges involved in integrating the acquired business and to realize the anticipated benefits of the acquisition could cause an interruption of, or a loss of momentum in, our business activities or those of PCB and could adversely impact our business, financial condition and results of operations. In addition, the overall integration of the businesses may result in material unanticipated problems, expenses, liabilities, loss of customers and diversion of our management’s and employees’ attention. The challenges of combining the operations of the companies include, among others:
•
difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from the acquisition;

•
difficulties in the integration of operations and systems;

•
difficulties in the assimilation of employees;

•
difficulties in managing the expanded operations of a larger and more complex company;

•
challenges in keeping existing customers and obtaining new customers;

•
challenges in attracting and retaining key personnel, including personnel that are considered key to the future success of the business of PCB; and

•
challenges in keeping key business relationships in place.

Many of these factors will be outside of our control and any one of them could result in increased costs and liabilities, decreases in the amount of expected income and diversion of management’s time and energy, which could have a material adverse effect on our business, financial condition and results of operations.
In addition, even if the operations of PCB are integrated successfully with our business, the full benefits of the transaction may not be realized, including the synergies, cost savings, growth opportunities or earnings accretion that are expected. These benefits may not be achieved within the anticipated time frame, or at all, and additional unanticipated costs may be incurred in the integration of the businesses. Furthermore, PCB may have unknown or contingent liabilities that we would assume in the acquisition and that were not discovered during the course of our due diligence. These liabilities could include exposure to unexpected asset quality problems, compliance and regulatory violations, key employee and client retention problems and other problems that could result in significant costs to us.
All of these factors could cause dilution to our earnings per share, decrease or delay the expected accretive effect of the transaction, negatively impact the price of our common stock, or have a material adverse effect on our business, financial condition and results of operations.
While the proposed acquisition of PCB is pending, we may be subject to business uncertainties that could adversely affect our business and operations.
Uncertainty about the effect of the proposed acquisition of PCB on employees, customers and other persons with whom we or PCB have a business relationship may have an adverse effect on our business, operations and stock price. In connection with the pendency of the acquisition, existing customers of PCB could decide to no longer do business with PCB, reducing the anticipated benefits of the acquisition. In addition, certain other projects may be delayed or ceased and business decisions could be deferred. Employee retention at PCB may be challenging during the pendency of the acquisition, as certain employees may experience uncertainty about their future roles. If key employees depart, the benefits of the acquisition could be materially diminished.

We expect to incur substantial transaction-related costs in connection with the acquisition.
We have incurred, and expect to incur additional costs, expenses and fees for professional services and other transaction costs in connection with the acquisition. The substantial majority of these costs will be non-recurring expenses relating to the acquisition, including costs relating to integration planning. These costs could materially and adversely affect our results of operation.
Failure to complete the acquisition could have a material adverse effect on our business, future operations and stock price.
If the acquisition is not completed for any reason, we may be subjected to a number of material risks. The price of our common stock may significantly decline to the extent that its current market prices reflect a market assumption that the acquisition will be completed. In addition, some costs related to the acquisition must be paid by us whether or not the acquisition is completed. Furthermore, we may experience negative reactions from our customers, shareholders, market analysts and future acquisition partners and could lose employees necessary to operate our business. Additionally, if the acquisition agreement is terminated, the Company will not recognize the anticipated benefits of the acquisition.
We may fail to realize all of the anticipated benefits from previously acquired financial institutions or institutions that we may acquire in the future, or those benefits may take longer to realize than expected. We may also encounter significant difficulties in integrating financial institutions that we acquire.
Our ability to realize the anticipated benefits of any acquisition of other financial institutions, bank branches and/or mortgage operations in target markets will depend, to a large extent, on our ability to successfully integrate the acquired businesses. Such an acquisition strategy will involve significant risks, including the following:
•
finding suitable markets for expansion;

•
finding suitable candidates for acquisition;

•
finding suitable financing sources to fund acquisitions;

•
attracting and retaining qualified management;

•
maintaining adequate regulatory capital;

•
obtaining federal and state regulatory approvals; and

•
consummating suitable acquisitions on terms that are favorable to us.

Acquisitions of financial institutions also involve operational risks and uncertainties, and acquired companies may have unknown or contingent liabilities with no available manner of recourse that we are not able to discover during the course of our due diligence, exposure to unexpected asset quality problems, key employee and client retention problems and other problems that could negatively affect our organization. We may not be able to complete future acquisitions or, if completed, we may not be able to realize the anticipated cost savings or successfully integrate the operations, management, products and services of the entities that we acquire and eliminate redundancies. The integration process may also require significant time and attention from our management that they would otherwise direct toward servicing existing business and developing new business. Moreover, undiscovered liabilities as a result of an acquisition could bring civil, criminal and financial liabilities against us, our management and the management of the institutions we acquire. We also may not possess the requisite knowledge or relationships to be successful as we enter into new markets. Acquisitions typically involve the payment of a premium over book and market values and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future transaction. Furthermore, we may issue additional shares of our common stock to finance our acquisitions, which could result in dilution to our existing shareholders, or incur debt to finance our acquisitions or terms that may not be favorable to us. Failure to successfully integrate the entities we acquire into our existing operations may increase our operating costs significantly and adversely affect our business and earnings.

Attractive acquisition opportunities may not be available to us in the future.
While we seek continued organic growth, we anticipate continuing to evaluate merger and acquisition opportunities presented to us in our core markets and beyond. The number of financial institutions headquartered in Wisconsin, the Midwestern United States, and across the country continues to decline through merger and other activity. We expect that other banking and financial companies, many of which have significantly greater resources, will compete with us to acquire financial services businesses. This competition, as the number of appropriate merger targets decreases, could increase prices for potential acquisitions which could reduce our potential returns, and reduce the attractiveness of these opportunities to us. Also, acquisitions are subject to various regulatory approvals. If we fail to receive the appropriate regulatory approvals, we will not be able to consummate an acquisition that we believe is in our best interests. Among other things, our regulators consider our capital, liquidity, profitability, regulatory compliance, including with respect to anti-money laundering obligations, consumer protection laws and CRA obligations and levels of goodwill and intangibles when considering acquisition and expansion proposals. Any acquisition could be dilutive to our earnings and shareholders’ equity per share of our common stock.
Acquisitions may disrupt our business and dilute stockholder value, and integrating acquired companies may be more difficult, costly, or time-consuming than we expect.
Our pursuit of acquisitions may disrupt our business, and any equity that we issue as merger consideration may have the effect of diluting the value of your investment. In addition, we may fail to realize some or all of the anticipated benefits of completed acquisitions. We anticipate that the integration of businesses that we may acquire in the future will be a time-consuming and expensive process, even if the integration process is effectively planned and implemented.
In addition, our acquisition activities could be material to our business and involve a number of significant risks, including the following:
•
incurring time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions, resulting in our attention being diverted from the operating of our existing business;

•
using inaccurate estimates and judgments to evaluate credit, operations, management, and market risks with respect to the target company or the assets and liabilities that we seek to acquire;

•
exposure to potential asset quality issues of the target company;

•
intense competition from other banking organizations and other potential acquirers, many of which have substantially greater resources than we do;

•
potential exposure to unknown or contingent liabilities of banks and businesses we acquire, including, without limitation, liabilities for regulatory and compliance issues;

•
inability to realize the expected revenue increases, cost savings, increases in geographic or product presence, and other projected benefits of the acquisition;

•
incurring time and expense required to integrate the operations and personnel of the combined businesses;

•
inconsistencies in standards, procedures, and policies that would adversely affect our ability to maintain relationships with customers and employees;

•
experiencing higher operating expenses relative to operating income from the new operations;

•
creating an adverse short-term effect on our results of operations;

•
losing key employees and customers;

•
significant problems related to the conversion of the financial and customer data of the entity;

•
integration of acquired customers into our financial and customer product systems;

•
potential changes in banking or tax laws or regulations that may affect the target company; or

•
risks of impairment to goodwill.

If difficulties arise with respect to the integration process, the economic benefits expected to result from acquisitions might not occur. As with any merger of financial institutions, there also may be business disruptions that cause us to lose customers or cause customers to move their business to other financial institutions. Failure to successfully integrate businesses that we acquire could have an adverse effect on our profitability, return on equity, return on assets, or our ability to implement our strategy, any of which in turn could have a material adverse effect on our business, financial condition, and results of operations.
Our lending limit may restrict our growth and prevent us from effectively implementing our business strategy.
We are limited by law in the amount we can loan in the aggregate to a single borrower or related borrowers by the amount of our capital. Our legal lending limit is intended to prevent one person or a relatively small and economically related group of persons from borrowing an unduly large amount of a bank’s funds. It is also intended to safeguard a bank’s depositors by diversifying the risk of loan losses among a relatively large number of creditworthy borrowers engaged in various types of businesses. Based upon our capitalization at December 31, 2018, our legal lending limit was approximately $26.8 million and our internal lending limit was $21.4 million. Therefore, based upon our current capital levels, the amount we may lend may be significantly less than that of many of our larger competitors and may discourage potential borrowers who have credit needs in excess of our lending limit from doing business with us. We may accommodate larger loans by selling participations in those loans to other financial institutions, but this strategy may not always be available. In addition to these legally imposed lending limits, we also employ appropriate limits on our overall loan portfolio and requirements with respect to certain types of lending and individual lending relationships. If we are unable to compete effectively for loans from our target customers, we may not be able to effectively implement our business strategy, which could have a material adverse effect on our business, financial condition, results of operations or prospects.
Our funding sources may prove insufficient to replace deposits and support our future growth.
Deposits, cash flows from operations (including from our mortgage business) and investment securities for sale are the primary sources of funds for our lending activities and general business purposes. However, from time to time we also obtain advances from the Federal Home Loan Bank (“FHLB”), purchase federal funds, engage in overnight borrowing from the Federal Reserve and correspondent banks and sell loans. While we believe our current funding sources to be adequate, our future growth may be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available on acceptable terms to accommodate future growth, which could have a material adverse effect on our financial condition, results of operations or cash flows.
The performance of our investment securities portfolio is subject to fluctuation due to changes in interest rates and market conditions, including credit deterioration of the issuers of individual securities.
Changes in interest rates may negatively affect both the returns on and market value of our investment securities. Interest rate volatility can reduce unrealized gains or increase unrealized losses in our portfolio. Interest rates are highly sensitive to many factors including monetary policies, domestic and international economic and political issues, and other factors beyond our control. Additionally, actual investment income and cash flows from investment securities that carry prepayment risk, such as mortgage-backed securities and callable securities, may materially differ from those anticipated at the time of investment or subsequently as a result of changes in interest rates and market conditions. These occurrences could have a material adverse effect on our net interest income or our results of operations.

Decreased residential mortgage origination, volume and pricing decisions of competitors may adversely affect our profitability.
Our mortgage operation originates and sells residential mortgage loans and services residential mortgage loans. Changes in interest rates, housing prices, regulations by the applicable governmental authorities and pricing decisions by our loan competitors may adversely affect demand for our residential mortgage loan products, the revenue realized on the sale of loans, revenues received from servicing such loans for others, and ultimately reduce our net income. New regulations, increased regulatory reviews, and/or changes in the structure of the secondary mortgage markets which we would utilize to sell mortgage loans may be introduced and may increase costs and make it more difficult to operate a residential mortgage origination business.
We may not be able to generate sufficient cash to service all of our debt and repay maturing debt obligations.
As of December 31, 2018, we and our consolidated subsidiaries had $11.5 million of long-term debt outstanding. Our ability to make scheduled payments of principal and interest or to satisfy our obligations in respect of our debt, to refinance our debt or to fund capital expenditures will depend on our future financial and operating performance and our ability to maintain adequate liquidity. Prevailing economic conditions (including interest rates), and regulatory constraints, including, among other things, on distributions to us from our subsidiaries and required capital levels with respect to our subsidiary bank and financial subsidiaries, business and other factors, many of which are beyond our control, may also affect our ability to meet these needs. We may not be able to generate sufficient cash flows from operations, or obtain future borrowings in an amount sufficient to enable us to pay our debt, or to fund our other liquidity needs. We may need to refinance all or a portion of our debt on maturity, and we may not be able to refinance any of our debt when needed on commercially reasonable terms or at all. If our cash flow and capital resources are insufficient to fund our debt obligations, we may be forced to reduce or delay investments in our business, sell assets, seek to obtain additional equity or debt financing or restructure our debt on terms that may not be favorable to us.
Our risk management framework may not be effective in mitigating risks and/or losses to us.
Our risk management framework is comprised of various processes, systems and strategies, and is designed to manage the types of risk to which we are subject, including, among others, credit, market, liquidity, interest rate and compliance risks. Our framework also includes financial or other modeling methodologies that involve management assumptions and judgment. Our risk management framework may not be effective under all circumstances and may not adequately mitigate any risk or loss to us. If our framework is not effective, we could suffer unexpected losses and our business, financial condition, results of operations or prospects could be materially and adversely affected. We may also be subject to potentially adverse regulatory consequences, such as formal or informal enforcement actions, civil money penalties and potential criminal penalties.
System failure or breaches of our network security, or the security of our data processing subsidiary, including as a result of cyberattacks or data security breaches, could subject us to increased operating costs as well as litigation and other liabilities.
The computer systems and network infrastructure we use may be vulnerable to physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. Any damage or failure that causes breakdowns or disruptions in our client relationship management, general ledger, deposit, loan and other systems could damage our reputation, result in a loss of client business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on us.
Computer break-ins, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure. Information security risks have generally increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. Our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks. Although we believe we have robust information security procedures and controls, our technologies, systems, networks, and our clients’ devices may become the target of cyberattacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our clients’ confidential, proprietary and other information, or otherwise disrupt our or our clients’ business operations. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could also result in additional costs.
We are under continuous threat of loss due to hacking and cyberattacks especially as we continue to expand client capabilities to utilize internet and other remote channels to transact business. While we are not aware of any successful hacking or cyberattacks into our computer or other information technology systems, or those of our data processing subsidiary, there can be no assurance that we will not be the victim of successful hacking or cyberattacks in the future that could cause us to suffer material losses. The occurrence of any cyberattack or information security breach could result in potential liability to clients, reputational damage and the disruption of our operations, and regulatory concerns, all of which could adversely affect our business, financial condition or results of operations.
The financial services industry is undergoing rapid technological changes and we may not have the resources to implement new technology to stay current with these changes.
The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving clients, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend in part upon our ability to address the needs of our clients by using technology to provide products and services that will satisfy client demands for convenience as well as to provide secure electronic environments and create additional efficiencies in our operations as we continue to grow and expand our market area. Many of our larger competitors have substantially greater resources to invest in technological improvements and have invested significantly more than us in technological improvements. As a result, they may be able to offer additional or more convenient products compared to those that we will be able to provide, which would put us at a competitive disadvantage. Accordingly, we may not be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to our clients, which could impair our growth and profitability.
We are subject to certain operational risks, including, but not limited to, client or employee fraud and data processing system failures and errors.
Employee errors and employee and client misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our clients or improper use of confidential information. It is not always possible to prevent employee errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee errors could also subject us to financial claims for negligence. We maintain a system of internal controls and insurance coverage to mitigate against operational risks. If our internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, financial condition and results of operations.
In addition, we rely heavily upon information supplied by third parties, including the information contained in credit applications, property appraisals, title information, equipment pricing and valuation and employment and income documentation, in deciding which loans we will originate, as well as the terms of those loans. If any of the information upon which we rely is misrepresented, either fraudulently or inadvertently, and the misrepresentation is not detected prior to asset funding, the value of the asset may be significantly lower than expected, or we may fund a loan that we would not have funded or on terms we would not have extended.
We depend on a number of third-party service providers and our operations could be interrupted if these third-party service providers experience difficulty, terminate their services or fail to comply with banking regulations.
We depend on a number of relationships with third-party service providers. Specifically, we receive core systems processing, essential web hosting and other Internet systems, deposit processing and other processing services from third-party service providers. If these third-party service providers experience difficulties, or terminate their services, and we are unable to replace them with other service providers, particularly on a timely basis, our operations could be interrupted. If an interruption were to continue for a significant period of time, our business, financial condition and results of operations could be adversely affected, perhaps materially. Even if we are able to replace third-party service providers, it may be at a higher cost to us, which could adversely affect our business, financial condition and results of operations.
We may need to raise additional capital in the future.
We are required to meet certain regulatory capital requirements and maintain sufficient liquidity. We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, which could include the possibility of financing acquisitions. Our ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on our financial condition and performance. Accordingly, we may be unable to raise additional capital if needed or on terms acceptable to us. Further, such additional capital could result in dilution to our existing shareholders. If we or the Bank fail to maintain capital to meet regulatory requirements, our financial condition, liquidity and results of operations, as well as our ability to maintain compliance with regulatory capital requirements, would be materially and adversely affected.
Our financial condition may be affected negatively by the costs of litigation.
We may be involved from time to time in a variety of litigation, investigations or similar matters arising out of our business. From time to time, and particularly during periods of economic stress, customers may make claims or otherwise take legal action pertaining to performance of our responsibilities. These claims are often referred to as “lender liability” claims. Whether customer claims and legal action related to the performance of our responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a favorable manner, they may result in significant financial liability and/or adversely affect our market perception, products and services, as well as potentially affecting customer demand for those products and services. In many cases, we may seek reimbursement from our insurance carriers to cover such costs and expenses. Our insurance may not cover all claims that may be asserted against us, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Should the ultimate judgments or settlements in any litigation or investigation significantly exceed our insurance coverage, they could have a material adverse effect on our business, financial condition or results of operations.
The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business, particularly after we are no longer an “emerging growth company”.
We are required to comply with various regulatory and reporting requirements as a publicly-traded company, including those required by the SEC. Complying with these reporting and other regulatory requirements is time-consuming and has resulted, and will continue to result, in increased costs to us and could have a negative effect on our business, financial condition and results of operations. Furthermore, as an “emerging growth company” we intend to take advantage of certain reduced regulatory and reporting requirements and our costs of being a public company will likely increase further once we no longer qualify as an “emerging growth company.”

As a public company, we are subject to the reporting requirements of the Exchange Act, and requirements of the Sarbanes-Oxley Act. We are inexperienced with these reporting and accounting requirements, and as such these requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures, we will need to continue to commit significant resources and provide additional management oversight. In connection with and following us becoming a public reporting company, we have implemented additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies and may continue to incur additional costs as we grow to address these standards and requirements. Sustaining our growth also will require us to commit additional management, operational and financial resources to identify new professionals to join our firm and to maintain appropriate operational and financial systems to adequately support expansion. These activities will likely divert management’s attention from other business concerns, including implementing our growth strategy, which could have a material adverse effect on our business, financial condition, results of operations and future growth.
We could be subject to environmental risks and associated costs on our other real estate owned assets.
A significant portion of our loan portfolio is comprised of loans collateralized by real estate. There is a risk that hazardous or toxic waste could be discovered on the properties that secure our loans. If we acquire such properties as a result of foreclosure, we could be held responsible for the cost of cleaning up or removing this waste, and this cost could exceed the value of the underlying properties and materially and adversely affect us.
Changes in accounting standards could materially impact our financial statements.
From time to time, FASB or the SEC may change the financial accounting and reporting standards that govern the preparation of our financial statements. Such changes may result in us being subject to new or changing accounting and reporting standards. In addition, the bodies that interpret the accounting standards (such as banking regulators or outside auditors) may change their interpretations or positions on how these standards should be applied. These changes may be beyond our control, can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retrospectively, or apply an existing standard differently, also retrospectively, in each case resulting in our needing to revise or restate prior period financial statements. In addition, the FASB has adopted new accounting standards for the recognition and measurement of credit losses for loans and certain other instruments. The new standards will be effective beginning January 1, 2020. While we are still evaluating the impact of these new accounting standards, we expect that the allowance for loan losses will be higher under the new standard and as such, could have an impact on our results of operations. For a discussion of changes in these accounting standards and regulatory capital implications, see “Business—Supervision and Regulation—Capital Requirements.”
Risks related to our common stock
Applicable laws and regulations restrict both the ability of the Bank to pay dividends to the Company and the ability of the Company to pay dividends to our shareholders.
Both the Company and the Bank are subject to various regulatory restrictions relating to the payment of dividends. In addition, the Federal Reserve has the authority to prohibit bank holding companies from engaging in unsafe or unsound practices in conducting their business. These federal and state laws, regulations and policies are described in greater detail in “Business—Supervision and Regulation—Payment of Dividends,” but generally look to factors such as previous results and net income, capital needs, asset quality, existence of enforcement or remediation proceedings, and overall financial condition.

For the foreseeable future, the majority, if not all, of the Company’s revenue will be from any dividends paid to the Company by the Bank. Accordingly, our ability to pay dividends also depends on the ability of the Bank to pay dividends to us. Furthermore, the present and future dividend policy of the Bank is subject to the discretion of its board of directors.
We cannot guarantee that the Company or the Bank will be permitted by financial condition or applicable regulatory restrictions to pay dividends, that the board of directors of the Bank will elect to pay dividends to us, nor can we guarantee the timing or amount of any dividend actually paid.
There are substantial regulatory limitations on changes of control of bank holding companies.
Federal law restricts the amount of voting stock of a bank holding company or a bank that a person may acquire without the prior approval of banking regulators. Under the federal Change in Bank Control Act and the regulations thereunder, a person or group must give advance notice to the Federal Reserve before acquiring control of any bank holding company, such as the Company, and the OCC before acquiring control of any national bank, such as the Bank. Upon receipt of such notice, the bank regulatory agencies may approve or disapprove the acquisition. The Change in Bank Control Act creates a rebuttable presumption of control if a person or group acquires a certain percentage or more of a bank holding company’s or bank’s voting stock, or if one or more other control factors are present. As a result, a person or entity generally must provide prior notice to the Federal Reserve before acquiring the power to vote 10% or more of our outstanding common stock. Further, existing bank holding companies must obtain prior approval to obtain 5% or more of our outstanding common stock. The overall effect of such laws is to make it more difficult to acquire a bank holding company and a bank by tender offer or similar means than it might be to acquire control of another type of corporation. Consequently, shareholders of the Company may be less likely to benefit from the rapid increases in stock prices that may result from tender offers or similar efforts to acquire control of other companies. Investors should be aware of these requirements when acquiring shares of our stock.
We have the ability to incur debt and pledge our assets, including our stock in the Bank, to secure that debt.
Absent special and unusual circumstances, a holder of indebtedness for borrowed money has rights that are superior to those of holders of common stock. For example, interest must be paid to the lender before dividends can be paid to the shareholders, and loans must be paid off before any assets can be distributed to shareholders if we were to liquidate. Furthermore, we would have to make principal and interest payments on our indebtedness, which could reduce our profitability or result in net losses on a consolidated basis even if the Bank were profitable.
Our stock price could be volatile.
The market price of our common stock may be volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. In addition, if the market for stocks in our industry, or the stock market in general, experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management which could materially adversely affect our business, financial condition or results of operations.
Future sales of our common stock or securities convertible into our common stock may dilute our shareholders’ ownership in us and may adversely affect us or the market price of our common stock.
We are generally not restricted from issuing additional shares of our common stock up to the authorized number of shares set forth in our charter. We may issue additional shares of our common stock or securities convertible into our common stock in the future pursuant to current or future employee stock option plans, employee stock grants, upon exercise of warrants or in connection with future acquisitions or financings. We cannot predict the size of any such future issuances or the effect, if any, that any such future issuances will have on the trading price of our common stock. Any such future issuances of shares of our common stock or securities convertible into common stock may have a dilutive effect on the holders of our common stock and could have a material negative effect on the trading price of our common stock.
Future sales of our common stock in the public market could lower our share price, and any additional capital raised by us through the sale of equity or convertible debt securities may dilute our shareholders ownership in us and may adversely affect us or the market price of our common stock.
We may sell additional shares of our common stock in public offerings, and issue additional shares of common stock or convertible securities to finance future acquisitions. We cannot predict the size of future issuances of our common stock or the effect, if any, that future issuances and sales of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock (including shares that may be issued in connection with acquisitions), or the perception that such issuance could occur, may adversely affect prevailing market prices for our common stock.
The accuracy of our financial statements and related disclosures could be affected if the judgments, assumptions or estimates used in our critical accounting policies are inaccurate.
The preparation of financial statements and related disclosure in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are included in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that we consider “critical” because they require judgments, assumptions and estimates that materially affect our consolidated financial statements and related disclosures. As a result, if future events differ significantly from the judgments, assumptions and estimates in our critical accounting policies, those events or assumptions could have a material impact on our consolidated financial statements and related disclosures.
We are an emerging growth company and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various regulatory and reporting requirements that are applicable to public companies that are emerging growth companies, including, but not limited to, exemptions from being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, even if we comply with the greater obligations of public companies that are not emerging growth companies, we may avail ourselves of the reduced requirements applicable to emerging growth companies from time to time in the future, so long as we are an emerging growth company. We will remain an emerging growth company for up to five years, though we will cease to be an emerging growth company earlier if we have more than $1 billion in annual gross revenues, have more than $700 million in market value of our common stock held by non-affiliates, or issue more than $1 billion of non-convertible debt in a three-year period. Investors and securities analysts may find it more difficult to evaluate our common stock because we will rely on one or more of these exemptions and, as a result, investor confidence or the market price of our common stock may be materially and adversely affected.
Our securities are not FDIC insured.
Securities that we issue, including our common stock, are not savings or deposit accounts or other obligations of any bank, insured by the FDIC, any other governmental agency or instrumentality, or any private insurer, and are subject to investment risk, including the possible loss of our shareholders’ investments.

Risks related to the business environment and our industry
The Company is subject to extensive government regulation and supervision, which may interfere with our ability to conduct our business and may negatively impact our financial results.
The Company, primarily through the Bank and certain non-bank subsidiaries, are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds and the safety and soundness of the banking system as a whole, and not shareholders. These regulations affect the Bank’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Company and/or the Bank in substantial and unpredictable ways. Such changes could subject the Company and/or the Bank to additional costs, limit the types of financial services and products the Company and/or the Bank may offer, and/or limit the pricing the Company and/or the Bank may charge on certain banking services, among other things. Compliance personnel and resources may increase our costs of operations and adversely impact our earnings.
Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations. While the Company has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See “Business—Supervision and Regulation”.
Federal regulatory agencies, including the Federal Reserve and the OCC, periodically conduct examinations of our business, including for compliance with laws and regulations, and our failure to comply with any supervisory actions to which we are or become subject as a result of such examinations may adversely affect our business.
Federal regulatory agencies, including the Federal Reserve and the OCC, periodically conduct examinations of our business, including our compliance with laws and regulations. If, as a result of an examination, an agency were to determine that the financial, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of any of our operations had become unsatisfactory, or violates any law or regulation, such agency may take certain remedial or enforcement actions it deems appropriate to correct any deficiency. Remedial or enforcement actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced against a bank, to direct an increase in the bank’s capital, to restrict the bank’s growth, to assess civil monetary penalties against a bank’s officers or directors, and to remove officers and directors. The CFPB also has authority to take enforcement actions, including cease-and-desist orders or civil monetary penalties, if it finds that we offer consumer financial products and services in violation of federal consumer financial protection laws.
If we were unable to comply with future regulatory directives, or if we were unable to comply with the terms of any future supervisory requirements to which we may become subject, then we could become subject to a variety of supervisory actions and orders, including cease-and-desist orders, prompt corrective actions, memoranda of understanding and other regulatory enforcement actions. Such supervisory actions could, among other things, impose greater restrictions on our business, as well as our ability to develop any new business. We could also be required to raise additional capital, dispose of certain assets and liabilities within a prescribed time period, or both. Failure to implement remedial measures as required by financial regulatory agencies could result in additional orders or penalties from federal and state regulators, which could trigger one or more of the remedial actions described above. The terms of any supervisory action and associated consequences with any failure to comply with any supervisory action could have a material negative effect on our business, operating flexibility and overall financial condition.

We have a concentration in commercial real estate lending which could cause our regulators to restrict our ability to grow.
As a part of their regulatory oversight, the federal regulators have issued the Commercial Real Estate (“CRE”) Concentration Guidance on sound risk management practices with respect to a financial institution’s concentrations in commercial real estate lending activities. These guidelines were issued in response to the agencies’ concerns that rising CRE concentrations might expose financial institutions to unanticipated earnings and capital volatility in the event of adverse changes in the commercial real estate market. Existing guidance reinforces and enhances existing regulations and guidelines for safe and sound real estate lending by providing supervisory criteria, including numerical indicators to assist in identifying institutions with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny. The guidance does not limit banks’ commercial real estate lending, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. The CRE Concentration Guidance identifies certain concentration levels that, if exceeded, will expose the institution to additional supervisory analysis with regard to the institution’s CRE concentration risk. The CRE Concentration Guidance is designed to promote appropriate levels of capital and sound loan and risk management practices for financial institutions with a concentration of CRE loans. In general, the CRE Concentration Guidance establishes the following supervisory criteria as preliminary indications of possible CRE concentration risk: (1) the institution’s total construction, land development and other land loans represent 100% or more of total risk-based capital; or (2) total non-owner occupied CRE loans as defined in the regulatory guidelines represent 300% or more of total risk-based capital, and the institution’s CRE loan portfolio has increased by 50% or more during the prior 36-month period. Pursuant to the CRE Concentration Guidelines, loans secured by owner occupied commercial real estate are not included for purposes of CRE Concentration calculation. Although we are actively working to manage our CRE concentration and believe that our underwriting policies, management information systems, independent credit administration process, and monitoring of real estate loan concentrations are currently sufficient to address the CRE Concentration Guidance, the OCC or other federal regulators could become concerned about our CRE loan concentrations, and they could limit our ability to grow by, among other things, restricting their approvals for the establishment or acquisition of branches, or approvals of mergers or other acquisition opportunities.
Monetary policies and regulations of the Federal Reserve could adversely affect our business, financial condition and results of operations.
In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve. An important function of the Federal Reserve is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve to implement these objectives are open market operations in U.S. government securities, adjustments of the discount rate and changes in reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits. The monetary policies and regulations of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon our business, financial condition and results of operations cannot be predicted.
The Federal Reserve may require us to commit capital resources to support the Bank.
The Federal Reserve, which examines us and the Bank, requires a bank holding company to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. In addition, the Dodd-Frank Act directs the federal bank regulators to require that all companies that directly or indirectly control an insured depository institution serve as a source of strength for the institution. Under these requirements, in the future, we could be required to provide financial assistance to the Bank if it experiences financial distress.

A capital injection may be required at times when we do not have the resources to provide it, and therefore we may be required to borrow the funds. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the holding company’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by the holding company in order to make the required capital injection becomes more difficult and expensive and will adversely impact the holding company’s cash flows, financial condition, results of operations and prospects.
The recent Tax Cuts and Jobs Act and future tax reform may impact our customers’ future demand for credit and our future results.
While we expect the Tax Cuts and Jobs Act to continue to have a positive impact on our business, that impact remains uncertain. Some customers may elect to use their additional cash flow from lower taxes to fund their existing levels of activity, decreasing borrowing needs. Furthermore, the elimination of the federal income tax deductibility of business interest expenses for a significant number of customers effectively increases the cost of borrowing and could make equity or hybrid funding relatively more attractive. Furthermore, our ability to deduct FDIC premiums, which effectively increases the cost of this expense, is restricted under the Tax Cuts and Jobs Act. Moreover, tax-exempt borrowing may be less attractive in the future due to the decrease in tax rates generally. This could have long-term negative impact on business customer borrowing. The differing effects of the Tax Cuts and Jobs Act for taxable corporations as compared to pass through entities owned by individuals also creates the potential for differing economic strategies by our customers that are presently uncertain and may continue to be for some time.
We experienced an increase in our after-tax net income in 2018 as a result of the decrease in our effective tax rate and expect the Tax Cuts and Jobs Act to continue to positively impact our after-tax net income in future years. However, some or all of this benefit could be lost to the extent that our competitors elect to lower interest rates and fees and we are forced to respond in order to remain competitive. The estimated impact of the Tax Cuts and Jobs Act is based on management’s current knowledge and assumptions, but there is no assurance that the presently anticipated benefits of the Tax Cuts and Jobs Act on us will be realized or that we will not incur further charges with respect to the revaluation of our deferred tax assets.
The Company may be subject to more stringent capital requirements.
The Bank is subject to capital adequacy guidelines and other regulatory requirements specifying minimum amounts and types of capital which the Bank must maintain. From time to time, the regulators implement changes to these regulatory capital adequacy guidelines. If the Bank fails to meet these minimum capital guidelines and other regulatory requirements, our financial condition would be materially and adversely affected. We may also be required to satisfy additional capital adequacy standards as determined by the Federal Reserve. These requirements, and any other new regulations, could adversely affect our ability to pay dividends, or could require us to reduce business levels or to raise capital, including in ways that may adversely affect our financial condition or results of operations.
Our deposit insurance premiums could be substantially higher in the future, which could have a material adverse effect on our future earnings.
The FDIC insures deposits at FDIC-insured depository institutions, such as the Bank, up to applicable limits. The amount of a particular institution’s deposit insurance assessment is based on that institution’s risk classification under an FDIC risk-based assessment system. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to its regulators. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. Any future additional assessments, increases or required prepayments in FDIC insurance premiums could reduce our profitability, may limit our ability to pursue certain business opportunities or otherwise negatively impact our operations.

We are subject to federal and state fair lending laws, and failure to comply with these laws could lead to material penalties.
Federal and state fair lending laws and regulations, such as the Equal Credit Opportunity Act and the Fair Housing Act, impose nondiscriminatory lending requirements on financial institutions. The Department of Justice, CFPB and other federal and state agencies are responsible for enforcing these laws and regulations. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. A successful challenge to our performance under the fair lending laws and regulations could adversely impact our rating under the Community Reinvestment Act and result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on merger and acquisition activity and restrictions on expansion activity, which could negatively impact our reputation, business, financial condition and results of operations.
We could face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.
The Bank Secrecy Act of 1970, the USA PATRIOT Act and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. FinCEN, established by the U.S. Department of the Treasury to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and engages in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and IRS. There is also increased scrutiny of compliance with the rules enforced by OFAC related to U.S. sanctions regimes. If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that we have already acquired or may acquire in the future are deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans, which would negatively impact our business, financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. See “Business—Supervision and Regulation.”

ITEM 1B.
UNRESOLVED STAFF COMMENTS

None.
ITEM 2.
PROPERTIES

Our main office is located at 402 North 8th Street, Manitowoc, Wisconsin 54220. In addition, the Bank operates seventeen (17) additional branches located in seven (7) counties in Wisconsin, which includes the branches that were acquired in connection with the Company’s acquisition of Waupaca and First National Bank. The addresses of these offices are provided below. We believe these premises will be adequate for present and anticipated needs and that we have adequate insurance to cover our owned and leased premises. For each property that we lease, we believe that upon expiration of the lease we will be able to extend the lease on satisfactory terms or relocate to another acceptable location.
Office	Address	City, State, Zip	Lease/Own
Main Office	402 N. 8th Street	Manitowoc, Wisconsin, 54220	Own
Appleton	4201 W. Wisconsin Avenue	Appleton, Wisconsin, 54913	Lease
Ashwaubenon	2865 S. Ridge Road	Green Bay, Wisconsin, 54304	Own
Bellevue	2747 Manitowoc Road	Green Bay, Wisconsin, 54311	Own
Chetek	621 2nd Street	Chetek, Wisconsin, 54728	Lease
Clintonville	135 S. Main Street	Clintonville, Wisconsin, 54929	Own
Iola	148 N. Main Street	Iola, Wisconsin, 54945	Own
Kiel	110 Fremont Street	Kiel, Wisconsin, 53042	Own
Custer Street	2915 Custer Street	Manitowoc, Wisconsin, 54220	Own
Mishicot	110 Baugniet Street	Mishicot, Wisconsin, 54228	Own
Oshkosh	101 City Center	Oshkosh, Wisconsin, 54901	Lease
Plymouth	2700 Eastern Avenue	Plymouth, Wisconsin, 53073	Own
Seymour	689 Woodland Plaza	Seymour, Wisconsin, 54165	Own
Sheboygan	2600 Kohler Memorial Drive	Sheboygan, Wisconsin, 53081	Own
Two Rivers	1703 Lake Street	Two Rivers, Wisconsin, 54241	Own
Valders	167 Lincoln Street	Valders, Wisconsin, 54245	Own
Waupaca	111 Jefferson Street	Waupaca, Wisconsin, 54981	Own
Weyauwega	101 E. Main Street	Weyauwega, Wisconsin, 54983	Own
ITEM 3.
LEGAL PROCEEDINGS

The Company and its subsidiaries are parties to various claims and lawsuits arising in the course of their normal business activities. Although the ultimate outcome of these suits cannot be ascertained at this time, it is the opinion of management that none of these matters, even if it resolved adversely to the Company, will have a material adverse effect on the Company’s consolidated financial position.
ITEM 4.
MINE SAFETY DISCLOSURES

Not applicable.

PART II
ITEM 5.
MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Bank First registered its common stock under Section 12(b) of the Exchange Act on October 23, 2018, in connection with listing on the Nasdaq Capital Market, and trades under the symbol “BFC”. Prior to October 23, 2018, Bank First’s common stock was traded on the OTC Market Group’s Pink tier under the symbol “BFNC”. The trading volume of Bank First’s common stock is less than that of banks with larger market capitalizations, even though Bank First has improved accessibility to its common stock first through the OTC Market Group and more recently through its listing on Nasdaq. As of March 22, 2019, Bank First had approximately 442 shareholders of record and 6,577,973 shares issued and outstanding.
Share repurchase program
The Company’s Board of Directors authorized a $10 million share repurchase program that will expire in April, 2019. This program was announced on May 14, 2018. The table below sets forth information regarding repurchases of our common stock during the fourth quarter of 2018.
	Total Number of Shares Purchased (#)	Average Price Paid per Share (a) ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (#)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b) (#)
Period
October 1 - October 31, 2018	8,972	$51.18	7,987	154,008
November 1 - November 30, 2018	3,353	$49.58	3,353	150,441
December 1 - December 31, 2018	36,336	$48.35	32,444	116,767
Total	48,656	$48.96	43,784	N/A
(a) The average price paid per share is calculated on a trade date basis for all open market transactions and excludes commissions and other transaction expenses.
(b) Based on the closing per share price as of December 31, 2018 ($46.60).

Performance Graph
The following graph compares the yearly percentage change in cumulative shareholder return on Bank First stock with the cumulative total return of the Russell 2000 Index and the SNL Bank Nasdaq Index for the last five fiscal years (assuming a $100 investment on December 31, 2013 and reinvestment of all dividends). The following performance graph and related information are neither “soliciting material” nor “filed” with the SEC, nor shall such information be incorporated by reference into any future filings under the Securities Act or the Exchange Act, except to the extent the Company specifically incorporates it by reference into such filing.

Total Return Performance
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$-
BFC
Russell 2000 Index
SNL Bank NASDAQ Index

	Period Ending
Index	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
BFC	$100.00	$121.93	$155.36	$187.04	$249.95	$269.68
Russell 2000	100.00	104.89	100.26	121.63	139.44	124.09
SNL Bank Nasdaq	100.00	103.57	111.80	155.02	163.20	137.56

ITEM 6.
SELECTED FINANCIAL DATA

The following table sets forth summarized selected consolidated financial information for each of the periods indicated. This information should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and with the accompanying consolidated financial statements included in this Annual Report. Historical results set forth below and elsewhere in this Annual Report are not necessarily indicative of future performance.
	December 31,
	2018	2017	2016	2015	2014
	(dollars in thousands, except per share and other data)
Operating Data
Interest Income	$77,944	$53,472	$44,726	$41,062	$39,709
Interest Expense	14,845	7,732	5,932	5,063	4,783
Net Interest Income	63,099	45,740	38,794	35,999	34,926
Provision for Loan Losses	2,935	1,055	320	1,008	2,030
Non-Interest Income	11,531	9,848	9,244	7,463	7,893
Non-Interest Expense	39,642	30,394	25,099	22,305	21,910
Income Before Taxes	32,053	24,139	22,619	20,149	18,879
Income Taxes	6,597	8,826	7,706	6,754	6,259
Net Income	$25,456	$15,313	$14,913	$13,395	$12,620
Average shares outstanding, basic	6,673,758	6,285,901	6,220,694	6,291,319	6,338,077
Average shares outstanding, diluted	6,673,758	6,285,901	6,220,694	6,291,319	6,338,077
Total shares outstanding	6,610,358	6,805,684	6,210,892	6,267,660	6,259,535
Basic Earnings per share	$3.81	$2.44	$2.40	$2.13	$1.99
Diluted Earnings Per Share	$3.81	$2.44	$2.40	$2.13	$1.99
Dividends Declared Per Share	$0.68	$0.64	$0.59	$0.51	$0.46
Dividend payout ratio (1)	18%	26%	25%	24%	23%
Financial Condition Data
Total Assets	$1,793,165	$1,753,404	$1,315,997	$1,237,675	$1,105,008
Total Deposits	1,557,167	1,506,642	1,127,020	1,062,575	954,742
Total Loans	1,428,494	1,397,547	1,026,257	956,637	873,058
Stockholders’ equity	174,323	161,728	127,523	118,928	109,062
Book Value Per Share	$26.37	$23.76	$20.53	$18.97	$17.42
Performance Ratios
Return on Average Assets	1.43%	1.04%	1.13%	1.14%	1.17%
Return on Average Stockholders’ equity	15.36%	11.26%	12.01%	11.65%	11.84%
Equity to assets	9.72%	9.22%	9.69%	9.61%	9.87%
Interest rate spread (2)	3.53%	3.22%	3.08%	3.32%	3.47%
Net Interest Margin, taxable equivalent (3)	3.89%	3.45%	3.26%	3.48%	3.64%
Efficiency ratio (4)	52.16%	53.28%	50.81%	49.92%	49.72%
Asset Quality
Non-Performing Loans	$20,522	$20,613	$602	$1,625	$2,756
Non-Performing Loans/Total Loans	1.44%	1.47%	0.06%	0.17%	0.32%
Net (Recoveries)/Charge-Offs	$2,299	$171	$(397)	$255	$1,527
Allowance/Total Loans	0.86%	0.83%	1.05%	1.06%	1.07%
Capital Ratios (5):
Total capital	11.35%	10.80%	11.69%	10.86%	12.64%
Tier 1 capital	9.86%	9.29%	10.72%	9.95%	11.56%
CET1	9.86%	9.29%	10.72%	9.95%	N/A
Tier 1 leverage capital	9.06%	8.47%	8.94%	8.85%	9.09%

	December 31,
	2018	2017	2016	2015	2014
	(dollars in thousands, except per share and other data)
Other Data:
Number of full service offices	18	18	12	12	11
Full time equivalent employees	253	249	173	161	155
(1) Dividend payout ratio represents per share dividends declared divided by diluted earnings per share.
(2) The interest rate spread represents the difference between the fully taxable equivalent weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.
(3) The net interest margin represents fully taxable equivalent net interest income as a percent of average interest-earning assets for the period.
(4) The efficiency ratio represents noninterest expense as a percentage of the sum of net interest income on a fully taxable equivalent basis and noninterest income.
(5) Capital ratios are for Bank First National Corporation.

ITEM 7.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes. Historical results of operations and the percentage relationships among any amounts included, and any trends that may appear, may not indicate trends in operations or results of operations for any future periods. We are a bank holding company and we conduct all of our material business operations through the Bank. As a result, the discussion and analysis above relates to activities primarily conducted at the Bank level.
We have made, and will continue to make, various forward-looking statements with respect to financial and business matters. Comments regarding our business that are not historical facts are considered forward-looking statements that involve inherent risks and uncertainties. Actual results may differ materially from those contained in these forward-looking statements. For additional information regarding our cautionary disclosures, see the “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this Annual Report.
OVERVIEW
Bank First National Corporation is a Wisconsin corporation that was organized primarily to serve as the holding company for Bank First, N.A. Bank First, N.A., which was incorporated in 1894, is a nationally-chartered bank headquartered in Manitowoc, Wisconsin. It is a member of the Federal Reserve, and is regulated by the OCC. Including its headquarters in Manitowoc, Wisconsin, the Bank has 18 banking locations in Manitowoc, Outagamie, Brown, Winnebago, Sheboygan, Waupaca and Barron counties in Wisconsin. The Bank offers loan, deposit and treasury management products at each of its banking locations.
As with most community banks, the Bank derives a significant portion of its income from interest received on loans and investments. The Bank’s primary source of funding is deposits, both interest-bearing and noninterest-bearing. In order to maximize the Bank’s net interest income, or the difference between the income on interest-earning assets and the expense of interest-bearing liabilities, the Bank must not only manage the volume of these balance sheet items, but also the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities. To account for credit risk inherent in all loans, the Bank maintains an Allowance for Loan and Lease Losses (“ALLL”) to absorb possible losses on existing loans that may become uncollectible. The Bank establishes and maintains this allowance by charging a provision for loan losses against operating earnings. Beyond its net interest income, the Bank further receives income through the net gain on sale of loans held for sale as well as servicing income which is retained on those sold loans. In order to maintain its operations and bank locations, the Bank incurs various operating expenses which are further described within the “Results of Operations” later in this section.
The Bank is a 49.8% member of a data processing subsidiary, UFS, LLC, which provides core data processing, endpoint management cloud services, cyber security and digital banking solutions for over 60 Midwest banks. The Bank, through its 100% owned subsidiary TVG Holdings, Inc., also holds a 30% ownership interest in Ansay & Associates, LLC, an insurance agency providing clients primarily located in Wisconsin with insurance and risk management solutions. These unconsolidated subsidiary interests contribute noninterest income to the Bank through their underlying annual earnings.
As of December 31, 2018, the Company had total consolidated assets of  $1.79 billion, total loans of  $1.43 billion, total deposits of  $1.56 billion and total stockholders’ equity of  $174.3 million. The Company employs approximately 253 full-time equivalent employees and has an assets-to-FTE ratio of approximately $7.1 million. For more information, see the Company’s website at www.bankfirstwi.bank.
Recent acquisitions
On October 27, 2017, the Company completed a merger with Waupaca Bancorporation, Inc. (“Waupaca”), a bank holding company headquartered in Waupaca, Wisconsin, pursuant to an Agreement and Plan of Merger, dated as of May 11, 2017 and as amended on July 20, 2017, by and among the Company, BFNC Merger Sub, LLC, a wholly-owned subsidiary of the Company, and Waupaca, whereby Waupaca merged with and into the Company, and First National Bank, Waupaca’s wholly-owned banking subsidiary, was merged with and into the Bank. Waupaca’s principal activity was the ownership and operation of First National Bank, a national banking institution that operated eight (8) branches in Wisconsin at the time of closing. The merger consideration totaled approximately $78,060,000, 70% of which was distributed in cash and 30% of which was distributed in the form of Company common stock.
On January 22, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Partnership Community Bancshares, Inc., a Wisconsin Corporation (“PCB”), pursuant to which PCB will merge with and into the Company, and Partnership Bank, PCB’s wholly-owned banking subsidiary, will merge with and into the Bank. On the terms and subject to the conditions set forth in the Merger Agreement, the Company has committed to purchase from PCB all of the issued and outstanding shares of PCB common stock in a combined stock-and-cash transaction, pursuant to which each PCB shareholder will receive either $17.3832 in cash or 0.35047 of a share of the Company’s common stock in exchange for each share of PCB common stock. The acquisition is valued at approximately $41.0 million at the date of announcement, and the merger consideration will consist of 65% in common stock of the Company and 35% in cash. As of December 31, 2018, PCB had approximately $306.8 million in consolidated assets, $267.1 million in net loans, $261.6 million in deposits and $21.6 million in consolidated stockholders’ equity. Consummation of the merger is subject to, among other things, the receipt of approval by regulatory authorities and PCB shareholders. The acquisition is expected to be completed sometime in the third quarter of 2019.
CRITICAL ACCOUNTING POLICIES
The accounting and reporting policies of the Company conform to GAAP in the United States and general practices within the financial institution industry. Significant accounting and reporting policies are summarized below.
Business Combinations
We account for business combinations under the acquisition method of accounting in accordance with Accounting Standards Codification (ASC) 805, Business Combinations (ASC 805). We recognize the full fair value of the assets acquired and liabilities assumed and immediately expense transaction costs. There is no separate recognition of the acquired ALLL on the acquirer’s balance sheet as credit related factors are incorporated directly into the fair value of the net tangible and intangible assets acquired. If the amount of consideration exceeds the fair value of assets purchased less the fair value of liabilities assumed, goodwill is recorded. Alternatively, if the amount by which the fair value of assets purchased exceeds the fair value of liabilities assumed and consideration paid, a gain (bargain purchase gain) is recorded. Fair values are subject to refinement for up to one year after the closing date of an acquisition as information relative to closing date fair values becomes available. Results of operations of the acquired business are included in the statement of income from the effective date of the acquisition.
Allowance for Loan and Lease Losses—Originated
The ALLL is established through a provision for loan losses charged to expense as losses are estimated to have occurred. Loan losses are charged against the allowance when management believes that the collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.
Management regularly evaluates the ALLL using general economic conditions, our past loan loss experience, composition of the portfolio, credit worthiness of the borrowers, the estimated value of the underlying collateral, the assumptions about cash flow, determination of loss factors for estimating credit losses and other relevant factors. This evaluation is inherently subjective since it requires material estimates that may be susceptible to significant change.
The ALLL consists of specific reserves for certain impaired loans and general reserves for non-impaired loans. Specific reserves reflect estimated losses on impaired loans from management’s analyses developed through specific credit allocations. The specific credit reserves are based on regular analyses of impaired non-homogenous loans. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. The general reserve is based on our historical loss experience which is updated quarterly. The general reserve portion of the ALLL also includes consideration of certain qualitative factors such as (1) changes in lending policies and/or underwriting practices, (2) national and local economic conditions, (3) changes in portfolio volume and nature, (4) experience, ability and depth of lending management and other relevant staff, (5) levels of and trends in past-due and nonaccrual loans and quality, (6) changes in loan review and oversight, (7) impact and effects of concentrations and (8) other issues deemed relevant.
Management believes that the current ALLL is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the ALLL. Such agencies may require us to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.
Allowance for Loan and Lease Losses—Acquired
The ALLL for acquired loans is calculated using a methodology similar to that described for originated loans. Performing acquired loans are subsequently evaluated for any required allowance at each reporting date. Such required allowance for each loan pool is compared to the remaining fair value discount for that pool. If greater, the excess is recognized as an addition to the allowance through a provision for loan losses. If less than the discount, no additional allowance is recorded. Charge-offs and losses first reduce any remaining fair value discount for the loan pool and once the discount is depleted, losses are applied against the allowance established for that pool.
For purchase credit impaired loans after an acquisition, cash flows expected to be collected are recast for each loan periodically as determined appropriate by management. If the present value of expected cash flows for a loan is less than its carrying value, impairment is reflected by an increase in the ALLL and a charge to the provision for loan losses. If the present value of the expected cash flows for a loan is greater than its carrying value, any previously established ALLL is reversed and any remaining difference increases the accretable yield which will be taken into income over the remaining life of the loan. Loans which were considered troubled debt restructurings (“TDRs”) by the acquired institution prior to the acquisition are not required to be classified as TDRs in our consolidated financial statements unless or until such loans would subsequently meet our criteria to be classified as such, since acquired loans were recorded at their estimated fair values at the time of the acquisition.
Impaired Investment Securities
Unrealized gains or losses considered temporary and the noncredit portion of unrealized losses deemed other-than-temporary are reported as an increase or decrease in accumulated other comprehensive income. The credit related portion of unrealized losses deemed other-than-temporary is recorded in current period earnings. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings. We evaluate securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. As part of such monitoring, the credit quality of individual securities and their issuers are assessed. In addition, management considers the length of time and extent that fair value has been less than cost, the financial condition and near-term prospects of the issuer, and that the Company does not have the intent to sell the security and it is more likely than not that it will not have to sell the security before recovery of its cost basis. Adjustments to market value that are considered temporary are recorded as a separate component of equity, net of tax. If an impairment of security is identified as other-than-temporary based on information available such as the decline in the credit worthiness of the issuer, external market ratings or the anticipated or realized elimination of associated dividends, such impairments are further analyzed to determine if a credit loss exists. If there is a credit loss, it will be recorded in the consolidated statement of income in the period of identification.

Intangible Assets and Goodwill
Intangible assets consist of the value of core deposits and mortgage servicing assets and the excess of purchase price over fair value of net assets (“goodwill”). The value of core deposits is stated at cost less accumulated amortization and is amortized on a sum of the years digits basis over a period of one to ten years.
Mortgage servicing rights are recognized as separate assets when rights are acquired through purchase or through sale of mortgage loans with servicing retained. Servicing rights acquired through sale of financial assets are recorded based on the fair value of the servicing right. The determination of fair value is based on a valuation model and includes stratifying the mortgage servicing rights by predominant characteristics, such as interest rates and terms, and estimating the fair value of each stratum based on the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as costs to service, a discount rate, and prepayment speeds. Changes in fair value are recorded as an adjustment to earnings.
We perform a “qualitative” assessment of goodwill to determine whether further impairment testing of indefinite-lived intangible assets is necessary on at least an annual basis. If it is determined, as a result of performing a qualitative assessment over goodwill, that it is more likely than not that goodwill is impaired, management will perform an impairment test to determine if the carrying value of goodwill is realizable.
Deferred Tax Assets
Deferred tax assets (“DTA”) and liabilities are determined using the liability method. DTAs and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities and the current enacted tax rates which will be in effect when these differences are expected to reverse. Provision (benefit) for deferred taxes is the result of changes in the DTAs and liabilities. Deferred taxes are reviewed quarterly and would be reduced by a valuation allowance if, based upon the information available, it is more likely than not that some or all of the DTAs will not be realized.
Recent Accounting Developments
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2015-14, Revenue from Contracts with Customers (Topic 606) (ASU 2015-14) was issued in August 2015 which deferred adoption to annual reporting periods beginning after December 15, 2017 and interim reporting periods within those annual periods. The timing of the Company’s revenue recognition did not materially change. Our largest portions of revenue, interest and fees on loans and gain on sales of loans, are specifically excluded from the scope of the guidance, and we currently recognize the majority of the remaining revenue sources in a manner that management believes is consistent with the new guidance. An unconsolidated subsidiary of the Bank did have a material impact as a result of this ASU, and implementation resulted in an increase of  $1,588,000 to retained earnings during 2018.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). This guidance changes how entities account for equity investments that do not result in consolidation and are not accounted for under the equity method of accounting. Entities will be required to measure these investments at fair value at the end of each reporting period and recognize changes in fair value in net income. A practicability exception will be available for equity investments that do not have readily determinable fair values; however, the exception requires the Company to adjust the carrying amount for impairment and observable price changes in orderly transactions for the identical or a similar investment of the same issuer. This guidance also changes certain disclosure requirements and other aspects of current GAAP. This guidance was effective for fiscal years beginning after December 15, 2017 including interim reporting periods within those fiscal years. The adoption of this ASU did not have a material impact on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02). Certain aspects of this ASU were updated in July 2018 by the issuance of ASU 2018-10, Codification Improvements to Topic 842, Leases. The new guidance establishes the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. Entities will be required to recognize the lease assets and lease liabilities that arise from leases in the statement of financial position and to disclose qualitative and quantitative information about lease transactions, such as information about variable lease payments and options to renew and terminate leases. This guidance is effective for fiscal years beginning after December 15, 2018 including interim reporting periods within those fiscal years. Our assets and liabilities will increase based on the present value of the remaining lease payments for leases in place at the adoption date; however, this is not expected to be material to our results of operations due to the immaterial nature of lease agreements in existence.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Certain aspects of this ASU were updated in November 2018 by the issuance of ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. The main objective of the ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in the ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU is effective for the Company for the fiscal year beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for the fiscal year beginning after December 15, 2018, including interim periods within this fiscal year. We are currently evaluating the impact of ASU 2016-13 on the consolidated financial statements, although the general expectation in the banking industry is that the implementation of this standard will result in higher required balances in the ALLL.
In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this ASU were issued to address concerns over the cost and complexity of the two-step goodwill impairment test and resulted in the removal of the second step of the test. The amendments require an entity to apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. This ASU is intended to reduce the cost and complexity of the two-step goodwill impairment test and is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted for testing performed after January 1, 2017. Upon adoption, the amendments should be applied on a prospective basis and the entity is required to disclose the nature of and reason for the change in accounting principle upon transition. The adoption of this guidance is not expected to have a significant impact on our consolidated financial statements.
In March 2017, the FASB issued ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amendments in this ASU shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount as discounts continue to be accreted to maturity. This ASU is intended to more closely align the amortization period of premiums and discounts to expectations incorporated in market pricing on the underlying securities. In most cases, market participants price securities to the call date that produces the worst yield when the coupon is above current market rates and prices securities to maturity when the coupon is below market rates. As a result, the amendments more closely align interest income recorded on bonds held at a premium or a discount with the economics of the underlying instrument. This ASU is intended to reduce diversity in practice and is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. Upon adoption, the amendments should be applied using a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Additionally, in the period of adoption, an entity should provide disclosures about a change in accounting principles. The adoption of this guidance is not expected to have a significant impact on our consolidated financial statements.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments of this ASU better align an entity’s accounting and financial reporting for hedging activities with the economic objectives of those activities. The ASU is effective for fiscal years beginning after December 15, 2018 and interim reporting periods within those fiscal years, with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on our consolidated financial statements.
In February 2018, the FASB issued ASU 2018-02, Certain Income Tax Effects within Accumulated Other Comprehensive Income. The amendments in this ASU allow entities to release the income tax effects from other comprehensive income that resulted from H.R.1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018 (“Tax Cuts and Jobs Act”). We have elected, as allowed under this amendment, to reclassify the effects of the Tax Cuts and Jobs Act, totaling $161,000, from accumulated other comprehensive income to retained earnings during the year ended December 31, 2017.
In June 2018, the FASB issued ASU 2018-07, Stock Compensation—Improvements to Nonemployee Share-Based Payment Accounting, which simplifies several aspects of the account for nonemployee share-based payment transactions for acquiring goods or services from nonemployees. The amendment is effective for the fiscal years beginning after December 15, 2018, including interim reporting periods within those fiscal years, with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on our consolidated financial statements.
PUBLIC COMPANY COSTS
On September 24, 2018, the Company filed a Registration Statement on Form 10 with the SEC, and filed the Amendment No.1 to the Registration Statement on Form 10 on October 17, 2018. That Registration Statement was declared effective by the SEC on October 23, 2018. The Company qualifies as an “emerging growth company” as defined by the Jumpstart Our Business Startups Act (“JOBS Act”).
There are additional costs associated with operating as a public company including hiring additional personnel, enhancing technology and expanding our capabilities. We expect that these costs will include legal, regulatory, accounting, investor relations and other expenses that we did not incur as a private company. Sarbanes-Oxley, as well as rules adopted by the SEC, the FDIC and national securities exchanges also requires public companies to implement specified corporate governance practices. In addition, due to regulatory changes in the banking industry and the implementation of new laws, rules and regulations, we are now subject to higher regulatory compliance costs. These additional rules and regulations also increase our legal, regulatory, accounting and financial compliance costs and make some activities more time-consuming.
TAX LEGISLATION CHANGES
On December 22, 2017, the Tax Cuts and Jobs Act was enacted into law. The Tax Cuts and Jobs Act provides for significant changes to the U.S. tax code that impact businesses. Effective January 1, 2018, the Tax Cuts and Jobs Act reduced the U.S. federal tax rate for corporations from 35% to 21% for U.S. taxable income and required a one-time remeasurement of deferred taxes to reflect their value at a lower tax rate of 21%. The Tax Cuts and Jobs Act included other changes, including, but not limited to, immediate deductions for certain new investments instead of deductions for depreciation expense over time, additional limitations on the deductibility of executive compensation and limitations on the deductibility of interest. For more information regarding the impact of the Tax Cuts and Jobs Act on the Company, see Note 16 “Income Taxes” in the notes to our consolidated financial statements.
RESULTS OF OPERATIONS
Results of Operations for the Years Ended December 31, 2018 and 2017
General.   Net income increased $10.1 million, or 66.2%, to $25.5 million for the year ended December 31, 2018, from $15.3 million for the year ended December 31, 2017. The primary reason for the increase in profitability was increased net interest income from the added scale as a result of the acquisition of Waupaca, which impacted all twelve months of 2018 compared to a little more than two months of 2017. This was offset by larger provisions for loan losses during 2018, which were required to establish an allowance for loans which were purchased in that acquisition at fair value, and required reserves in the ALLL when they renewed during 2018. In addition, the reduced corporate tax rate from 35% to 21% pursuant to the Tax Cuts and Jobs Act had a significantly positive impact on net income for 2018.
Net Interest Income.   The management of interest income and expense is fundamental to our financial performance. Net interest income, the difference between interest income and interest expense, is the largest component of the Company’s total revenue. Management closely monitors both total net interest income and the net interest margin (net interest income divided by average earning assets). We seek to maximize net interest income without exposing the Company to an excessive level of interest rate risk through our asset and liability policies. Interest rate risk is managed by monitoring the pricing, maturity and repricing options of all classes of interest-bearing assets and liabilities. Our net interest margin can also be adversely impacted by the reversal of interest on nonaccrual loans and the reinvestment of loan payoffs into lower yielding investment securities and other short-term investments.
Net interest income after provision for loan losses increased by $15.5 million to $60.2 million for the year ended December 31, 2018, from $44.7 million for the year ended December 31, 2017. The increase in net interest income was due to loan growth primarily from the acquisition of loans from Waupaca in the fourth quarter of 2017. Interest income on loans increased by $23.2 million, or 47.6%, from 2017 to 2018. Total average interest-earning assets increased to $1.66 billion for the year ended December 31, 2018 from $1.38 billion for the year ended December 31, 2017. The Bank’s net interest margin increased 44 basis points to 3.89% for the year ended December 31, 2018, up from 3.45% for the year ended December 31, 2017.
Interest Income.   Total interest income increased $24.5 million, or 45.8%, to $77.9 million for the year ended December 31, 2018, up from $53.5 million for the year ended December 31, 2017. As noted, the increase was primarily due to loan growth from the acquisition of Waupaca. The average balance of loans increased by $295.8 million during 2018.
Interest Expense.   Interest expense increased $7.1 million, or 92.0%, to $14.8 million for the year ended December 31, 2018, up from $7.7 million for the year ended December 31, 2017. The increase was driven by a $212.7 million increase in the average balance of interest-bearing liabilities as well as an increase in the average cost of interest-bearing liabilities, rising 46 basis points from 0.79% to 1.25%. Interest expense from other borrowed funds increased $1.2 million from 2017 to 2018, primarily due to an increase of 1.18% in the average borrowing cost year-over-year.
Interest expense on interest-bearing deposits increased by $5.9 million to $12.4 million for the year ended December 31, 2018, from $6.4 million for the year ended December 31, 2017. This increase was primarily due to a higher interest rate environment along with elevated levels of interest-bearing deposits from the acquisition of Waupaca, which impacted the full year 2018 versus two months of 2017. The average cost of interest-bearing deposits was 1.15% for the year ended December 31, 2018, compared to 0.76% for the year ended December 31, 2017. The average cost of all deposit types increased for the year ended December 31, 2018 as compared to the year ended December 31, 2017 due to a generally higher interest rate environment.

Provision for Loan Losses.   Credit risk is inherent in the business of making loans. We establish an ALLL through charges to earnings, which are shown in the statements of operations as the provision for loan losses. Specifically identifiable and quantifiable known losses are promptly charged off against the allowance. The provision for loan losses is determined by conducting a quarterly evaluation of the adequacy of our ALLL and charging the shortfall or excess, if any, to the current quarter’s expense. This has the effect of creating variability in the amount and frequency of charges to earnings. The provision for loan losses and level of allowance for each period are dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management’s assessment of the quality of the loan portfolio, the valuation of problem loans and the general economic conditions in our market area. The determination of the amount is complex and involves a high degree of judgment and subjectivity.
We recorded a provision for loan losses of  $2.9 million for the year ended December 31, 2018, compared to $1.1 million for the year ended December 31, 2017. The elevated level of provision for loan losses during 2018 was the result of several significant charged off loans during 2018 along with the need to establish an allowance on the loans which were acquired in connection with the Waupaca acquisition near the end of 2017 and renewed during 2018. These loans were recorded at fair value when purchased, with no related ALLL, but required an ALLL once they renewed. The ALLL was $12.2 million, or 0.86% of total loans, at December 31, 2018 compared to $11.6 million, or 0.83% of total loans at December 31, 2017.
Noninterest Income.   Noninterest income is an important component of our total revenues. A significant portion of our noninterest income is associated with service charges and income from the Bank’s unconsolidated subsidiaries, Ansay and UFS. Other sources of noninterest income include loan servicing fees, gains on sales of mortgage loans, and other income from strategic alliances.
Noninterest income increased $1.7 million to $11.5 million in 2018 compared to $9.8 million in 2017. Due to the increased customer base from the Waupaca acquisition in late 2017, service charge income increased by $0.5 million to $3.5 million for 2018, from $3.0 million for 2017. Income from the minority-owned subsidiaries Ansay and UFS increased by $0.6 million from 2017 to 2018. Loan servicing income increased by $0.3 million from 2017 to 2018 primarily due to the revaluation of our mortgage servicing rights asset. Offsetting this, however, was a reduction of  $0.3 million in net gain on sales of mortgage loans from 2017 to 2018 as we experienced the effects of an overall slowdown in mortgage originations throughout 2018. Finally, other noninterest income benefited during 2018 from rent received on other real estate owned properties which were acquired through the Waupaca acquisition late in 2017. The major components of our noninterest income are listed in the table below:
	For the Years Ended December 31,
	2018	2017
	(In thousands)
Noninterest Income
Service Charges	$3,493	$2,950
Income from Ansay & Associates, LLC	2,114	1,663
Income from UFS, LLC	2,563	2,390
Loan Servicing income	1,478	1,158
Net gain on sales of mortgage loans	617	895
Noninterest income from strategic alliances	90	94
Other	1,176	698
Total noninterest income	$11,531	$9,848

Noninterest Expense.   Noninterest expense increased $9.2 million to $39.6 million for the year ended December 31, 2018, up from $30.4 million for the year ended December 31, 2017. The primary cause of increases in most areas within noninterest expense from 2017 to 2018 was due to the acquisition of Waupaca during late 2017 which impacted the full year 2018 versus two months of 2017. Salaries, commissions and employee benefits expense for the year ended December 31, 2018 was $21.5 million compared to $16.6 million for the year ended December 31, 2017, an increase of  $4.9 million, or 29.6%. This increase was attributable to an increase in the overall number of employees due to the Waupaca acquisition and also what is consistent and necessary to support our continued growth, annual salary adjustments, increased bonus and incentives and increased benefit costs. 2018 also experienced elevated expenses in the areas of occupancy, equipment and office as well as postage, stationery and supplies as a result of significant improvements to facilities and equipment in the offices acquired near the end of 2017 and the need to stock them all with supplies. The increase in customers as a result of this acquisition led to higher data processing costs, which have a significant component calculated on a per-customer basis. Net losses on sales of ORE increased significantly during 2018 as a result of many problem loans and ORE which were a part of the Waupaca acquisition. As part of the accounting for the acquisition, a core deposit intangible of $3.1 million was established. 2018 saw twelve months of amortization of this core deposit intangible versus two during 2017, causing an increase in amortization expense. Finally, other noninterest expense increased significantly due to the costs to repossess and maintain a significant amount of collateral on defaulted loans. The major components of our noninterest expense are listed in the table below.
	For the Years Ended December 31,
	2018	2017
	(In thousands)
Noninterest Expense
Salaries, commissions and employee benefits	$21,500	$16,595
Occupancy	3,498	3,097
Data Processing	3,619	2,939
Postage, stationary, and supplies	620	452
Net (gain) loss on sales and valuation ORE	252	(49)
Net loss on sales of securities	31	32
Advertising	220	183
Charitable contributions	985	495
Outside service fees	3,132	3,317
Amortization of intangibles	756	132
Other	5,029	3,201
Total noninterest expenses	$39,642	$30,394
Income Tax Expense.   We recorded a provision for income taxes of  $6.6 million for the year ended December 31, 2018, compared to $8.8 million for the year ended December 31, 2017, reflecting effective tax rates of 20.6% and 36.6%, respectively. As a result of the Tax Cuts and Jobs Act, we recorded a write down to our net DTAs of approximately $0.6 million, resulting in an equivalent increase in tax expense for 2017. In addition, the provision for 2018 was lower due to the lower federal rates.
Results of Operations for the Years Ended December 31, 2017 and 2016
General. Net income increased $0.4 million, or 2.7%, to $15.3 million for the year ended December 31, 2017, from $14.9 million for the year ended December 31, 2016. There was an increase in net interest income due to the acquisition of Waupaca, offset by costs as a result of the acquisition. Also, the provision for loan losses increased from $0.3 million to $1.1 million from 2016 to 2017.

Net Interest Income.   Net interest income after provision for loan losses increased by $6.2 million to $44.7 million for the year ended December 31, 2017, from $38.5 million for the year ended December 31, 2016. The increase in net interest income was due to loan growth primarily from the acquisition of loans from Waupaca. Interest income on loans increased by $8.0 million, or 19.6%, from 2016 to 2017. Total average interest-earning assets increased to $1.38 billion for the year ended December 31, 2017 from $1.24 billion for the year ended December 31, 2016. The Bank’s net interest margin increased 19 basis points to 3.45% for the year ended December 31, 2017, up from 3.26% for the year ended December 31, 2016.
Interest Income.   Total interest income increased $8.8 million, or 19.6%, to $53.5 million for the year ended December 31, 2017, up from $44.7 million for the year ended December 31, 2016. As noted, the increase was primarily due to loan growth from the acquisition of Waupaca. The average balance of loans increased by $134.4 million during 2017. Interest income from Fed Funds Sold increased $0.6 million, increasing from $0.5 million in the year ended December 31, 2016, to $1.1 million for the year ended December 31, 2017.
Interest Expense.   Interest expense increased $1.8 million, or 30.3%, to $7.7 million for the year ended December 31, 2017, up from $5.9 million for the year ended December 31, 2016. The increase was driven by an $80.9 million increase in the average balance of interest-bearing liabilities as well as an increase in the average cost of interest-bearing liabilities, rising 13 basis points from 0.66% to 0.79%. Interest expense from sweep repurchase agreements and borrowed funds increased $202,000 and $617,000 from 2016 to 2017, respectively.
Interest expense on interest-bearing deposits increased by $0.9 million to $6.4 million for the year ended December 31, 2017, from $5.5 million for the year ended December 31, 2016. This increase was primarily due to a higher interest rate environment along with elevated levels of interest-bearing deposits for the last two months of 2017 as a result of the acquisition of Waupaca. The average cost of interest-bearing deposits was 0.76% for the year ended December 31, 2017, compared to 0.71% for the year ended December 31, 2016. The average cost of certificates of deposits decreased during the year ended December 31, 2017 as compared to the year ended December 31, 2016 due to a significant change in duration mix of the certificates acquired in the Waupaca acquisition, leading to a shorter overall duration of lower interest-bearing deposits. We experienced an increase in the average cost of checking, savings and money market accounts for the year ended December 31, 2017 as compared to the year ended December 31, 2016 due to a generally higher interest rate environment.
Provision for Loan Losses.   We recorded a provision for loan losses of $1.1 million for the year ended December 31, 2017, compared to $0.3 million for the year ended December 31, 2016. A significant recovery of a previously charged off commercial loan during 2016 led to a net recovery of   $0.4 million during 2016, compared to a net charge-off of   $0.2 million during 2017. The net recovery during 2016 reduced the need to record a provision for loan losses during that year. The provision for loan losses recorded during 2017 was primarily due to the need to establish a reserve against the organic loan growth during that year. The ALLL was $11.6 million, or 0.83% of total loans, at December 31, 2017 compared to $10.7 million, or 1.05% of total loans at December 31, 2016. The reduction in the ALLL to total loans ratio during 2017 was a result of loans acquired from Waupaca being recorded at fair value at the time of acquisition, with no related allowance recorded. If these acquired loans are removed from total loans in the calculation of this ratio, the ALLL to total loans ratio comes to 1.03% at December 31, 2017.

Noninterest Income.   Noninterest income increased $0.6 million to $9.8 million in 2017 compared to $9.2 million in 2016. The main driver was income from the minority-owned subsidiaries Ansay and UFS, which increased by $0.3 million from 2016 to 2017. Service charge income also increased by $0.2 million from 2016 to 2017. Much of this increase occurred in the final two months of 2017 as a result of adding significant new customer relationships through the Waupaca acquisition. Loan servicing income increased by $0.2 million from 2016 to 2017 primarily due to the revaluation of our mortgage servicing rights asset. Offsetting this, however, was a reduction of  $0.1 million in net gain on sales of mortgage loans from 2016 to 2017 as we experienced the effects of an overall slowdown in mortgage originations during the second half of 2017. The major components of our noninterest income are listed in the table below:
	For the Years Ended December 31,
	2017	2016
	(In thousands)
Noninterest Income
Service Charges	$2,950	$2,747
Income from Ansay & Associates, LLC	1,663	1,583
Income from UFS, LLC	2,390	2,133
Loan Servicing income	1,158	1,006
Net gain on sales of mortgage loans	895	1,042
Noninterest income from strategic alliances	94	90
Other	698	643
Total noninterest income	$9,848	$9,244
Noninterest Expense.   Noninterest expense increased $5.3 million to $30.4 million for the year ended December 31, 2017, up from $25.1 million for the year ended December 31, 2016. The primary cause of increases in most areas within noninterest expense from 2016 to 2017 was due to the acquisition of Waupaca which occurred during the fourth quarter of 2017. Salaries, commissions and employee benefits expense for the year ended December 31, 2017 was $16.6 million compared to $13.3 million for the year ended December 31, 2016, an increase of  $3.3 million, or 24.6%. This increase was attributable to an increase in the overall number of employees due to the Waupaca acquisition and also what is consistent and necessary to support our continued growth, annual salary adjustments, increased bonus and incentives and increased benefit costs. One-time costs such as significant severance payments to terminated employees of Waupaca ($0.8 million), outside service fees ($1.2 million), data processing costs ($0.3 million) and marketing and customer communications in the new market ($0.2 million) also caused most noninterest expense categories to increase. Many of the offices which were obtained in this acquisition had aging technology requiring significant equipment replacement, leading to an increase of  $0.5 million in occupancy expense from 2016 to 2017. As part of the accounting for the acquisition, a core deposit intangible of  $3.1 million was established. Two months of amortization of this intangible led to the increase in amortization of intangibles from 2016 to 2017. The remainder of the increases are due to the added scale of bank operations from adding six new offices through the acquisition. We did experience a positive variance of  $0.1 million in net gains (losses) on sales of ORE due to several sales of ORE during the first half of 2017 at higher than anticipated values. The major components of our noninterest expense are listed in the table below.

	For the Years Ended December 31,
	2017	2016
	(In thousands)
Noninterest Expense
Salaries, commissions and employee benefits	$16,595	$13,314
Occupancy	3,097	2,573
Data Processing	2,939	2,473
Postage, stationary, and supplies	452	362
Net (gain) loss on sales and valuation ORE	(49)	31
Net loss on sales of securities	32	225
Advertising	183	201
Outside service fees	3,317	2,670
Amortization of intangibles	132	18
Other	3,696	3,232
Total noninterest expenses	$30,394	$25,099
Income Tax Expense.   We recorded a provision for income taxes of $8.8 million for the year ended December 31, 2017, compared to $7.7 million for the year ended December 31, 2016, reflecting effective tax rates of 36.56% and 34.07%, respectively. As a result of the Tax Cuts and Jobs Act, we recorded a write down to our net DTAs of approximately $0.6 million, resulting in an equivalent increase in tax expense for 2017.
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

The following tables set forth the distribution of our average assets, liabilities and shareholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the periods indicated:
	For the Year Ended December 31,
	2018			2017			2016
	Average balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)
	(dollars in thousands)
ASSETS
Interest-earning assets
Loans (2)
Taxable	$1,338,614	$68,615	5.13%	$1,070,300	$46,871	4.38%	$953,555	$39,375	4.13%
Tax-exempt	87,233	4,413	5.06%	59,724	3,018	5.05%	42,112	2,239	5.32%
Securities
Taxable (available for sale)	73,090	2,193	3.00%	46,162	1,153	2.50%	50,122	1,143	2.28%
Tax-exempt (available for sale)	54,619	1,974	3.61%	57,616	2,187	3.80%	58,883	2.096	3.56%
Taxable (held to maturity)	27,000	632	2.34%	24,978	563	2.25%	24,736	524	2.12%
Tax-exempt (held to maturity)	13,094	388	2.96%	12,723	499	3.92%	7,754	461	5.95%
Cash and due from banks	66,118	1,152	1.74%	107,624	1,112	1.03%	100,159	499	0.50%
Total interest-earning assets	1,659,768	79,367	4.78%	1,379,127	55,403	4.02%	1,237,321	46,337	3.74%
Non interest-earning assets	129,708			100,560			98,749
Allowance for loan and lease losses	(12,288)			(11,251)			(10,493)
Total assets	$1,777,188			$1,468,436			$1,325,577
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Checking accounts	$99,894	$1,125	1.13%	$91,828	$597	0.65%	$74,192	$340	0.46%
Savings accounts	168,254	881	0.52%	101,713	199	0.20%	82,665	153	0.19%
Money market accounts	428,052	4,253	0.99%	437,162	2,667	0.61%	430,760	2,340	0.54%
Certificates of deposit	371,332	5,819	1.57%	222,176	2,979	1.34%	189,277	2,672	1.41%
Brokered Deposits	10,476	305	2.91%	—	—	—	—	—	—
Total interest-bearing deposits	1,078,008	12,383	1.15%	852,879	6,442	0.76%	776,894	5,506	0.71%
Other borrowed funds	111,069	2,462	2.22%	123,544	1,290	1.04%	118,743	426	0.36%
Total interest-bearing liabilities	1,189,077	14,845	1.25%	976,423	7,732	0.79%	895,637	5,932	0.66%
Non-interest-bearing liabilities
Demand deposits	408,403			337,431			290,325
Other liabilities	13,968			18,580			15,576
Total liabilities	1,611,448			1,332,434			1,201,438
Shareholders’ equity	165,740			136,002			124,139
Total liabilities & shareholders’ equity	$1,777,188			$1,468,436			$1,325,577
Net interest income on a fully taxable equivalent basis		64,522			47,671			40,405
Less taxable equivalent adjustment		(1,423)			(1,931)			(1,611)
Net interest income		$63,099			$45,740			$38,794
Net interest spread (3)			3.53%			3.22%			3.08%
Net interest margin (4)			3.89%			3.45%			3.26%
(1) Annualized on a fully taxable equivalent basis calculated using a federal tax rate of 21% for year ended December 31, 2018 and 35% for years ended December 31, 2017 and 2016.
(2) Nonaccrual loans are included in average amounts outstanding.
(3) Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4) Net interest margin represents net interest income on a fully tax equivalent basis as a percentage of average interest-earning assets.

Rate/Volume Analysis
The following tables describe the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected our interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volumes (changes in average balance multiplied by prior year average rate) and (ii) changes attributable to changes in rates (change in average interest rate multiplied by prior year average balance), while (iii) changes attributable to the combined impact of volumes and rates have been allocated proportionately to separate volume and rate categories.
	Twelve Months Ended December 31, 2018 Compared with Twelve Months Ended December 31, 2017			Twelve Months Ended December 31, 2017 Compared with Twelve Months Ended December 31, 2016
	Increase/(Decrease) Due to Change in			Increase/(Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)
Interest income
Loans
Taxable	$11,750	$9,994	$21,744	$4,821	$2,675	$7,496
Tax-exempt	1,390	5	1,395	936	(157)	779
Securities
Taxable (available for sale)	673	367	1,040	(90)	100	10
Tax-exempt (available for sale)	(114)	(99)	(213)	(45)	136	91
Taxable (held to maturity)	46	23	69	5	34	39
Tax-exempt (held to maturity)	15	(126)	(111)	295	(257)	38
Cash and due from banks	(429)	469	40	37	576	613
Total interest income	$13,330	$10,634	$23,964	$5,959	$3,107	$9,066
Interest expense
Deposits
Checking accounts	$52	$476	$528	$81	$176	$257
Savings accounts	130	552	682	35	11	46
Money market accounts	(56)	1,642	1,586	35	292	327
Certificates of deposit	2,000	840	2,840	464	(157)	307
Brokered Deposits	305	—	305	—	—	—
Total interest-bearing deposits	2,431	3,510	5,941	615	322	937
Other borrowed funds	(130)	1,302	1,172	17	845	862
Total interest expense	2,301	4,812	7,113	632	1,167	1,799
Change in net interest income	$11,029	$5,822	$16,851	$5,327	$1,940	$7,267
CHANGES IN FINANCIAL CONDITION
Total Assets.   Total assets increased $39.8 million, or 2.3%, to $1.79 billion at December 31, 2018 from $1.75 billion at December 31, 2017.
Cash and Cash Equivalents.   Cash and cash equivalents increased by $5.7 million, or 5.6%, to $107.7 million at December 31 2018 from $102.0 million at December 31, 2017.
Investment Securities.   The carrying value of total investment securities increased by $0.7 million to $159.7 million at December 31, 2018 from $159.0 million at December 31, 2017.
Loans.   Net loans increased by $30.3 million, or 2.2%, to $1.42 billion at December 31, 2018 from $1.39 billion at December 31, 2017.
Bank-Owned Life Insurance.   At December 31, 2018, our investment in bank-owned life insurance was $24.2 million, an increase of  $0.5 million from $23.7 million at December 31, 2017.
Deposits.   Deposits increased $50.5 million, or 3.4%, to $1.56 billion at December 31, 2018 from $1.51 billion at December 31, 2017.
Borrowings.   At December 31, 2018, borrowings consisted of subordinated debt to other banks. Notes payable decreased $8.5 million from December 31, 2017 to December 31, 2018, as all of these notes were paid in full during 2018. Subordinated debt remained at $11.5 million at

December 31, 2018, the same balance as at December 31, 2017. From time to time the Bank utilized short-term FHLB advances during 2017 and 2018 to fund liquidity, but there were no outstanding FHLB advances at either year end.
Stockholders’ Equity.   Total stockholders’ equity increased $12.6 million, or 7.8%, to $174.3 million at December 31, 2018 from $161.7 million at December 31, 2017.
LOANS
Our lending activities are conducted principally in Wisconsin. The Bank makes commercial and industrial loans, commercial real estate loans, construction and development loans, residential real estate loans, and a variety of consumer loans and other loans. Much of the loans made by the Bank are secured by real estate collateral. The Bank’s commercial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower, with liquidation of the underlying real estate collateral typically being viewed as the primary source of repayment in the event of borrower default. Although commercial business loans are also often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment. Repayment of the Bank’s residential loans is generally dependent on the health of the employment market in the borrowers’ geographic areas and that of the general economy with liquidation of the underlying real estate collateral being typically viewed as the primary source of repayment in the event of borrower default.
Our loan portfolio is our most significant earning asset, comprising 79.7%, 79.7% and 78.0% of our total assets as of December 31, 2018, 2017 and 2016, respectively. Our strategy is to grow our loan portfolio by originating quality commercial and consumer loans that comply with our credit policies and that produce revenues consistent with our financial objectives. We believe our loan portfolio is well-balanced, which provides us with the opportunity to grow while monitoring our loan concentrations.
Total loans increased $30.9 million, or 2.2%, to $1.43 billion as of December 31, 2018 as compared to $1.40 billion as of December 31, 2017. Our loan growth during the year ended December 31, 2018 has been comprised of an increase of   $33.8 million or 12.8% in commercial and industrial loans, an increase of  $24.5 million or 3.8% in commercial real estate loans, a decrease of  $15.0 million or 19.8% in construction and development loans, a decrease of  $8.6 million or 2.3% in residential 1-4 family loans and a decrease of  $3.7 million or 10.1% in consumer and other loans. The increase in loans during the year ended December 31, 2018 is attributable to modest organic loan growth, which was offset by a planned reduction of a portion of the loan portfolio acquired from Waupaca. The reduction of a portion of the loan portfolio acquired from Waupaca focused on out of market loans as well as loans of poor asset quality. This reduction occurred without incurring significant losses.
Total loans increased $371.3 million, or 36.2%, to $1.40 billion as of December 31, 2017 as compared to $1.03 billion as of December 31, 2016. Our loan growth during the year ended December 31, 2017 has been comprised of an increase of   $61.3 million or 30.3% in commercial and industrial loans, an increase of  $192.4 million or 42.6% in commercial real estate loans, an increase of  $24.0 million or 46.3% in construction and development loans, an increase of  $93.9 million or 33.1% in residential 1-4 family loans and a decrease of  $0.3 million or 0.8% in consumer and other loans. The increase in loans during the year ended December 31, 2017 is primarily attributable to the Waupaca acquisition as well as modest organic loan growth.

The following table presents the balance and associated percentage of each major category in our loan portfolio at December 31, 2018, 2017, 2016, 2015 and 2014:
	December 31,
	2018	% of Total	2017	% of Total	2016	% of Total	2015	% of Total	2014	% of Total
	(dollars in thousands)
Commercial & Industrial
Commercial & industrial	$297,576	21%	$263,787	19%	$202,275	20%	$219,416	23%	$215,458	25%
Deferred costs net of unearned fees	(248)	0%	(239)	0%	(1)	0%	(114)	0%	(227)	0%
Total commercial & industrial	297,328	21%	263,548	19%	202,274	20%	219,302	23%	215,231	25%
Commercial real estate
Owner Occupied	416,097	29%	418,928	30%	280,081	27%	263,763	28%	228,699	26%
Non-owner occupied	252,717	18%	225,290	16%	171,357	17%	135,173	14%	132,021	15%
Deferred costs net of unearned fees	(465)	0%	(413)	0%	(74)	0%	(44)	0%	(18)	0%
Total commercial real estate	668,349	47%	643,805	46%	451,364	44%	398,892	42%	360,702	41%
Construction & Development
Construction & Development	60,927	4%	75,907	5%	51,904	5%	46,133	5%	30,730	4%
Deferred costs net of unearned fees	(125)	0%	(66)	0%	(47)	0%	(39)	0%	—	0%
Total construction & development	60,802	4%	75,841	5%	51,857	5%	46,094	5%	30,730	4%
Residential 1-4 family
Residential 1-4 family	368,673	26%	377,141	27%	283,193	28%	259,211	27%	230,024	26%
Deferred costs net of unearned fees	17	0%	139	0%	201	0%	130	0%	20	0%
Total residential 1-4 family	368,690	26%	377,280	27%	283,394	28%	259,341	27%	230,044	26%
Consumer
Consumer	26,854	2%	33,471	2%	28,418	3%	24,604	3%	23,842	3%
Deferred costs net of unearned fees	101	0%	90	0%	82	0%	59	0%	21	0%
Total consumer	26,955	2%	33,561	2%	28,500	3%	24,663	3%	23,863	3%
Other Loans
Other	6,369	0%	3,511	0%	8,866	1%	8,341	1%	12,487	1%
Deferred costs net of unearned fees	1	0%	1	0%	2	0%	4	0%	1	0%
Total other loans	6,370	0%	3,512	0%	8,868	1%	8,345	1%	12,488	1%
Total loans	$1,428,494	100%	$1,397,547	100%	$1,026,257	100%	$956,637	100%	$873,058	100%

Our directors and officers and their associates are customers of, and have other transactions with, the Bank in the normal course of business. All loans and commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than normal risk of collection or present other unfavorable features. At December 31, 2018 and December 31, 2017, total loans outstanding to such directors and officers and their associates were $84.1 million and $65.7 million, respectively. During the year ended December 31, 2018, $59.7 million of additions and $41.3 million of repayments were made to these loans, compared to $28.5 million of additions and $13.0 million of repayments during the year ended December 31, 2017. At December 31, 2018 and December 31, 2017, all of the loans to directors and officers were performing according to their original terms.
Loan categories
The principal categories of our loan portfolio are discussed below:
Commercial and Industrial (C&I).   Our C&I portfolio totaled $297.3 million, $263.5 million and $202.3 million at December 31, 2018, 2017 and 2016, respectively, and represented 21%, 19% and 20% of our total loans, respectively. C&I loans increased 12.8% during 2018 due to the increased business needs of customers in our markets in response to strong economic conditions in those markets. C&I loans increased 30.3% during 2017 due primarily to the Waupaca acquisition. C&I loans decreased by 7.8% during 2016 due to changing needs of our customers, highlighted by several significant sales of businesses where the acquiring parties did not retain their banking relationship with the Bank.

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
Commercial Real Estate (CRE).   Our CRE loan portfolio totaled $668.3 million, $643.8 million and $451.4 million at December 31, 2018, 2017 and 2016, respectively, and represented 47%, 46% and 44% of our total loans, respectively. Our CRE loans increased 3.8% during 2018 due to modest organic loan growth spurred by the business needs of customers in our markets, offset by a planned reduction in out-of-market CRE loans acquired in the Waupaca acquisition that was planned at the time of acquisition. Our CRE loans increased 42.6% during 2017 due primarily to the Waupaca acquisition.
Our CRE loans are secured by a variety of property types including multifamily dwellings, retail facilities, office buildings, commercial mixed use, lodging and industrial and warehouse properties. We do not have any specific industry or customer concentrations in our CRE portfolio. Our commercial real estate loans are generally for terms up to twenty years, with loan-to-values that generally do not exceed 85%. Amortization schedules are long term and thus a balloon payment is generally due at maturity. Under most circumstances, the Bank will offer to rewrite or otherwise extend the loan at prevailing interest rates.
Construction and Development (C&D).   Our C&D loan portfolio totaled $60.8 million, $75.8 million and $51.9 million at December 31, 2018, 2017 and 2016, respectively, and represented 4%, 5% and 5% of our total loans, respectively. C&D loans decreased 19.8% during 2018 as a result of targeted efforts to reduce this type of lending as it had approached an internally set maximum allowable percentage to regulatory capital during 2017. C&D loans increased 46.3% during 2017 due primarily to the Waupaca acquisition.
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
Residential 1-4 Family.   Our residential 1-4 family loan portfolio totaled $368.7 million, $377.3 million and $283.4 million at December 31, 2018, 2017 and 2016, respectively, and represented 26%, 27% and 28% of our total loans, respectively. Residential 1-4 family loans decreased 2.3% during 2018 as a result of an overall slowdown in the residential mortgage lending environment. Residential 1-4 family loans increased 33.1% during 2017 due primarily to the Waupaca acquisition.
We offer fixed and adjustable rate residential mortgage loans with maturities up to 30 years. One-to-four family residential mortgage loans are generally underwritten according to Fannie Mae guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed and adjustable rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency. In addition, we also offer loans above conforming lending limits typically referred to as “jumbo” loans. These loans are typically underwritten to the same guidelines as conforming loans; however, we may choose to hold a jumbo loan within our portfolio with underwriting criteria that does not exactly match conforming guidelines.
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
We were servicing mortgage loans sold to others without recourse of approximately $316.5 million, $316.3 million and $305.6 million at December 31, 2018, 2017 and 2016, respectively.
Loans sold with the retention of servicing assets result in the capitalization of servicing rights. Loan servicing rights are included in intangible assets and are subsequently amortized as an offset to other income over the estimated period of servicing. The net balance of capitalized servicing rights amounted to $3.1 million, $2.6 million and $2.4 million at December 31, 2018, 2017 and 2016, respectively.
Consumer Loans.   Our consumer loan portfolio totaled $27.0 million, $33.6 million and $28.5 million at December 31, 2018, 2017 and 2016, respectively, and represented 2%, 2% and 3% of our total loans, respectively. Consumer loans include secured and unsecured loans, lines of credit and personal installment loans. Our consumer loans decreased by 19.7% during 2018 due to one loan totaling $7.6 million, secured by a trust, which was paid in full when the trust grantor passed away. Our consumer loans increased 17.8% during 2017 primarily due to the Waupaca acquisition.
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
Other Loans.   Our other loans totaled $6.4 million, $3.5 million and $8.9 million at December 31, 2018, 2017 and 2016, respectively, and are immaterial to the overall loan portfolio. The other loans category consists primarily of overdrawn depository accounts, loans utilized to purchase or carry securities and loans to nonprofit organizations.
Loan Portfolio Maturities.
The following tables summarize the dollar amount of loans maturing in our portfolio based on their loan type and contractual terms to maturity at December 31, 2018 and 2017, respectively. The tables do not include any estimate of prepayments, which can significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.
As of December 31, 2018	One Year or Less	One to Five Years	Over Five Years	Total
	(dollars in thousands)
Commercial & Industrial	$89,358	$111,354	$96,616	$297,328
Commercial real estate	114,017	313,836	240,496	668,349
Construction & Development	28.357	19,721	12,724	60,802
Residential 1-4 family	27,987	69,206	271,497	368,690
Consumer and other	4,980	21,385	6,960	33,325
Total	$264,699	$535,502	$628,293	$1,428,494

As of December 31, 2017	One Year or Less	One to Five Years	Over Five Years	Total
	(dollars in thousands)
Commercial & Industrial	$82,004	$101,396	$80,148	$263,548
Commercial real estate	110,369	328,962	204,474	643,805
Construction & Development	25,426	15,861	34,554	75,841
Residential 1-4 family	39,917	107,826	229,537	377,280
Consumer and other	9,638	22,638	4,797	37,073
Total	$267,354	$576,683	$553,510	$1,397,547

The following tables summarize the dollar amount of loans maturing in our portfolio based on whether the loan has a fixed or variable rate of interest and their contractual terms to maturity at December 31, 2018 and 2017, respectively. The tables do not include any estimate of prepayments, which can significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.
As of December 31, 2018	One Year or Less	One to Five Years	Over Five Years	Total
	(dollars in thousands)
Predetermined interest rates	$143.333	$412,100	$267,221	$822,654
Floating or adjustable interest rates	121,366	123,402	361,072	605,840
Total	$264,699	$535,502	$628,293	$1,428,494

As of December 31, 2017	One Year or Less	One to Five Years	Over Five Years	Total
	(dollars in thousands)
Predetermined interest rates	$153,440	$449,782	$238,229	$841,451
Floating or adjustable interest rates	113,914	126,901	315,281	556,096
Total	$267,354	$576,683	$553,510	$1,397,547

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
Our nonperforming assets consist of nonperforming loans and foreclosed real estate. Nonperforming loans are those on which the accrual of interest has stopped, as well as loans that are contractually 90 days past due on which interest continues to accrue. The composition of our nonperforming assets is as follows:
	December 31
	2018	2017	2016	2015	2014
	(dollars in thousands)
Nonaccruals	$20,099	$18,127	$575	$1,348	$2,670
Loans past due > 90 days, but still accruing	423	2,486	27	277	86
Total nonperforming loans	$20,522	$20,613	$602	$1,625	$2,756
Accruing troubled debt restructured loans	$179	$185	$2,718	$429	$1,108
Nonperforming loans as a percent of gross loans	1.44%	1.47%	0.06%	0.17%	0.32%
Nonperforming loans as a percent of total assets	1.14%	1.18%	0.05%	0.13%	0.25%

At December 31, 2018, 2017, 2016, 2015 and 2014, impaired loans had specific reserves of  $1,079,000, $281,000, $225,000, $360,000 and $400,000, respectively. Levels of specific reserves are dependent on the specific underlying impaired loans at any given time, and the increase in specific reserves as of December 31, 2018 is due to management’s determination of the collectability of loans considered impaired at that time. Management has evaluated the aforementioned loans and other loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for loan losses at December 31, 2018.
Until 2017, the steady decline in our nonperforming assets was the result of the consistent improvement in our overall credit quality as economic conditions in our markets have continued to improve. Our nonperforming assets have increased during the years ended December 31, 2018 and 2017, primarily due to the Waupaca acquisition, which included $19.4 million of loans which were considered nonperforming. This increase in nonperforming assets was anticipated in conjunction with the Waupaca acquisition, and management has and will continue to actively manage these relationships out of the Bank through pay downs, refinances with or sales of loans to other institutions, or foreclosure actions.
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
As of December 31, 2018 and 2017, the Company had specific reserves of  $353,000 and $0 for TDRs, respectively, and none of them have subsequently defaulted.
Classified loans
Accounting standards require the Company to identify loans, where full repayment of principal and interest is doubtful, as impaired loans. These standards require that impaired loans be valued at the present value of expected future cash flows, discounted at the loan’s effective interest rate, or using one of the following methods: the observable market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. We have implemented these standards in our quarterly review of the adequacy of the ALLL, and identify and value impaired loans in accordance with guidance on these standards. As part of the review process, we also identify loans classified as watch, which have a potential weakness that deserves management’s close attention.

Loans totaling $67.6 million and $79.0 million were classified substandard under the Bank’s policy as of December 31, 2018 and 2017, respectively. Approximately 48.5% and 65.6% of loans classified as substandard were acquired loans as of December 31, 2018 and 2017, respectively. The following table sets forth information related to the credit quality of our loan portfolio at December 31, 2018 and 2017.
Loan type (in thousands)	Pass	Watch	Substandard	Total
As of December 31, 2018
Commercial & industrial	$237,367	$40,377	$19,584	$297,328
Commercial real estate	497,871	126,904	43,574	668,349
Construction & Development	57,967	2,774	61	60,802
Residential 1-4 family	351,772	12,534	4,384	368,690
Consumer	26,887	49	19	26,955
Other loans	3,112	3,258	—	6,370
Total loans	$1,174,976	$185,896	$67,622	$1,428,494
Loan type (in thousands)	Pass	Watch	Substandard	Total
As of December 31, 2017
Commercial & industrial	$211,112	$36,225	$16,211	$263,548
Commercial real estate	489,216	105,261	49,328	643,805
Construction & Development	67,730	1,202	6,909	75,841
Residential 1-4 family	363,544	7,278	6,458	377,280
Consumer	33,516	—	45	33,561
Other loans	50	3,462	—	3,512
Total loans	$1,165,168	$153,428	$78,951	$1,397,547
Allowance for Loan AND LEASE Losses
ALLL represents management’s estimate of probable and inherent credit losses in the loan portfolio. Estimating the amount of the ALLL requires the exercise of significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogenous loans based on historical loss experience, and consideration of other qualitative factors such as current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset on the consolidated balance sheets. Loan losses are charged off against the ALLL, while recoveries of amounts previously charged off are credited to the ALLL. A provision for loan losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors.
The ALLL consists of specific reserves for certain individually evaluated impaired loans and general reserves for collectively evaluated non-impaired loans. Specific reserves reflect estimated losses on impaired loans from management’s analyses developed through specific credit allocations. The specific reserves are based on regular analyses of impaired, non-homogenous loans greater than $250,000. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. The general reserve is based in part on the Bank’s historical loss experience which is updated quarterly. The general reserve portion of the ALLL also includes consideration of certain qualitative factors such as: (1) changes in lending policies and/or underwriting practices, (2) national and local economic conditions, (3) changes in portfolio volume and nature, (4) experience, ability and depth of lending management and other relevant staff, (5) levels of and trends in past-due and nonaccrual loans and quality, (6) changes in loan review and oversight, (7) impact and effects of concentrations and (8) other issues deemed relevant.
There are many factors affecting the ALLL; some are quantitative while others require qualitative judgment. The process for determining the ALLL (which management believes adequately considers potential factors which might possibly result in credit losses) includes subjective elements and, therefore, may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provision for loan losses could be required that could adversely affect our earnings or financial position in future periods. Allocations of the ALLL may be made for specific loans but the entire ALLL is available for any loan that, in management’s judgment, should be charged off or for which an actual loss is realized. As an integral part of their examination process, various regulatory agencies review the ALLL as well. Such agencies may require that changes in the ALLL be recognized when such regulators’ credit evaluations differ from those of management based on information available to the regulators at the time of their examinations.
The following table summarizes the changes in our ALLL for the years indicated:
	Year ended December 31,
	2018	2017	2016	2015	2014
	(dollars in thousands)
Period-end loans outstanding (net of unearned discount and deferred loan fees)	$1,428,494	$1,397,547	$1,026,257	$956,637	$873,058
Average loans outstanding (net of unearned discount and deferred loan fees)	$1,425,867	$1,130,036	$978,747	$871,720	$858,455
Balance of allowance for loan and lease losses at the beginning of year	$11,612	$10,728	$10,011	$9,258	$8,755
Loans charged-off:
Commercial and industrial	35	4	6	2	235
Commercial real estate - owner occupied	2,374	0	0	113	371
Commercial real estate - non-owner occupied	0	1	0	0	0
Construction & Development	83	15	28	19	369
Residential 1-4 family	140	141	168	162	763
Consumer	48	7	12	7	40
Other Loans	37	50	24	36	17
Total loans charged-off	$2,717	$218	$238	$339	$1,795
Recovery of loans previously charged-off:
Commercial and industrial	2	7	500	17	21
Commercial real estate - owner occupied	158	0	0	5	95
Commercial real estate - non-owner occupied	3	0	0	17	0
Construction & Development	0	0	36	20	45
Residential 1-4 family	233	36	68	15	88
Consumer	12	1	20	7	7
Other Loans	10	3	11	3	12
Total recoveries of loans previously charged-off:	418	47	635	84	268
Net loan charge-offs (recoveries)	$2,299	$171	$(397)	$255	$1,527
Provision charged to operating expense	2,935	1,055	320	1,008	2,030
Balance at end of period	$12,248	$11,612	$10,728	$10,011	$9,258
Ratio of net charge-offs (recoveries) during the year to average loans outstanding	0.16%	0.02%	(0.04)%	0.03%	0.18%
Ratio of allowance for loan and lease losses to loans outstanding	0.86%	0.83%	1.05%	1.06%	1.07%
The level of charge-offs depends on many factors, including the national and regional economy. Cyclical lagging factors may result in charge-offs being higher than historical levels. The dollar amount of the ALLL increased primarily as a result of loan growth and changes in the portfolio composition. Although the allowance is allocated between categories, the entire allowance is available to absorb losses attributable to all loan categories. Management believes that the ALLL is adequate.

The following table summarizes an allocation of the ALLL and the related percentage of loans outstanding in each category for the periods below.
	As of December 31,
	2018		2017		2016		2015		2014
(in thousands, except %)	Amount	% of loans	Amount	% of loans	Amount	% of loans	Amount	% of loans	Amount	% of loans
Loan Type:
Commercial and industrial	$3,021	21%	$2,362	19%	$1,905	20%	$2,064	23%	$2,047	25%
Commercial real estate - owner occupied	3,459	29%	2,855	30%	2,576	27%	2,354	28%	2,120	26%
Commercial real estate - non-owner occupied	2,100	18%	1,987	16%	1,900	17%	1,399	14%	1,231	15%
Construction & Development	725	4%	945	5%	727	5%	314	5%	203	4%
Residential 1-4 family	2,472	26%	2,728	27%	2,685	28%	2,913	27%	2,525	26%
Consumer	148	2%	191	2%	189	3%	175	3%	159	3%
Other Loans	32	0%	23	0%	84	1%	67	1%	132	1%
Unallocated	291		521		662		725		841
Total allowances	$12,248	100%	$11,612	100%	$10,728	100%	$10,011	100%	$9,258	100%
Sources of Funds
General.   Deposits traditionally have been our primary source of funds for our investment and lending activities. We continue to focus on growing core deposits through our relationship driven banking philosophy and community-focused marketing programs. We also borrow from the FHLB of Chicago to supplement cash needs, to lengthen the maturities of liabilities for interest rate risk management purposes and to manage our cost of funds. Our additional sources of funds are scheduled payments and prepayments of principal and interest on loans and investment securities and fee income and proceeds from the sales of loans and securities.
Deposits.   Our current deposit products include non-interest bearing and interest-bearing checking accounts, savings accounts, money market accounts, and certificates of deposit. As of December 31, 2018, deposit liabilities accounted for approximately 86.8% of our total liabilities and equity. We accept deposits primarily from customers in the communities in which our branches and offices are located, as well as from small businesses and other customers throughout our lending area. We rely on our competitive pricing and products, quality customer service, and convenient locations and hours to attract and retain deposits. Deposit rates and terms are based primarily on current business strategies, market interest rates, liquidity requirements and our deposit growth goals.
Total deposits were $1.56 billion, $1.51 billion and $1.13 billion as of December 31, 2018, 2017 and 2016, respectively. Noninterest-bearing deposits at December 31, 2018, 2017 and 2016 were $448.8 million, $436.6 million and $326.2 million, respectively, while interest-bearing deposits were $1.11 billion, $1.07 billion and $800.9 million at December 31, 2018, 2017 and 2016, respectively. Our acquisition of Waupaca contributed $325.3 million to the increase in total deposits for the year ended December 31, 2017, $74.7 million to the increase in noninterest-bearing deposits and $250.6 million to the increase in interest-bearing deposits. In addition to the acquisition of Waupaca, the increase in our deposits over the past two years and as of December 31, 2018 can be attributed to strong growth in our Sheboygan and Fox Valley markets as we continue to develop new customer relationships.
At December 31, 2018, we had a total of  $400.2 million in certificates of deposit, including $17.7 million of brokered deposits, of which $2.6 million had remaining maturities of one year or less. Based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.

The following tables set forth the average balances of our deposits for the periods indicated:
	December 31, 2018			December 31, 2017
	Amount	Percent	Weighted average rate	Amount	Percent	Weighted average rate
	(dollars in thousands)
Noninterest-bearing demand deposits	$408,403	27.5%	N/A	$337,431	28.3%	N/A
Interest-bearing demand deposits	99,894	6.7%	1.13%	91,828	7.7%	0.65%
Savings deposits	168,254	11.3%	0.52%	101,713	8.5%	0.20%
Money market accounts	428,052	28.8%	0.99%	437,162	36.7%	0.61%
Certificates of deposit	371,332	25.0%	1.57%	222,176	18.7%	1.34%
Brokered Deposits	10,476	0.7%	2.91%
Total	$1,486,411	100%		$1,190,130	100.0%
	December 31, 2016
	(dollars in thousands)
	Amount	Percent	Weighted average rate
Non-interest bearing demand deposits	$290,325	27.2%	N/A
Interest-bearing demand deposits	74,192	7.0%	0.46%
Savings deposits	82,665	7.7%	0.19%
Money market account	430,760	40.4%	0.54%
Certificates of deposit	189,277	17.7%	1.41%
Brokered deposits	—	—	—
Total	$1,067,219	100.0%
Certificates of deposit of  $100,000 or greater by maturity are as follows:
	December 31,
	2018	2017	2016
	(dollars in thousands)
Less than 3 months remaining	$26,366	$40,883	$9,451
Over 3 to 6 months remaining	46,593	23,649	7,528
Over 6 to 12 months remaining	35,932	35,113	10,301
Over 12 months or more remaining	89,501	77,034	59,820
Total	$198,392	$176,679	$87,100
Retail certificates of deposit of  $100,000 or greater totaled $198.4 million, $176.7 million and $87.1 million at December 31, 2018, 2017 and 2016, respectively. Interest expense on retail certificates of deposit of  $100,000 or greater was $2.5 million, $1.4 million and $1.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The following table sets forth certificates of deposit (including brokered deposits) classified by interest rate as of the dates indicated:
	December 31,
	2018	2017	2016
	(dollars in thousands)
Interest Rate:
Less than 1.00%	$1,824	$15,688	$39,482
1.00% to 1.99%	164,366	302,212	94,956
2.00% to 2.99%	204,825	56,022	42,057
3.00% to 3.99%	29,142	706	—
Total	$400,157	$374,628	$176,495
Borrowings
Deposits and investment securities for sale are the primary source of funds for our lending activities and general business purposes. However, we may also obtain advances from the FHLB, purchase federal funds and engage in overnight borrowing from the Federal Reserve, correspondent banks, or enter into repurchase agreements.
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
The following table summarizes securities sold under repurchase agreements, and the weighted average interest rates paid:
	Year ended December 31,
(dollars in thousands)	2018	2017	2016
Average daily amount of securities sold under repurchase agreements during the period	$22,315	$26,537	$24,646
Weighted average interest rate on average daily securities sold under repurchase agreements	1.79%	1.01%	0.28%
Maximum outstanding securities sold under repurchase agreements at any month-end	$48,010	$53,745	$50,106
Securities sold under repurchase agreements at period end	$31,489	$47,568	$50,106
Weighted average interest rate on short-term borrowings at period end	2.43%	1.44%	0.69%
Short-term borrowings
The Company’s short-term borrowings consist primarily of short-term FHLB of Chicago advances collateralized by blanket pledge agreement on the Company’s FHLB capital stock and retail and commercial loans held in the Company’s portfolio. There were no advances outstanding from the FHLB at December 31, 2018, 2017 or 2016. From time to time the Company utilized short-term FHLB advances to fund liquidity during these years.
The total loans pledged as collateral were $697.3 million, $564.4 million and $525.8 million at December 31, 2018, 2017 and 2016, respectively. Outstanding letters of credit from the FHLB totaled $55.0 million, $20.7 million and $21.5 million at December 31, 2018, 2017 and 2016, respectively.

The following table summarizes short-term borrowings (borrowings with maturities of one year or less), which consist of borrowings from the FHLB, and the weighted average interest rates paid:
	Year ended December 31,
(dollars in thousands)	2018	2017	2016
Average daily amount of short-term borrowings outstanding during the period	$73,464	$95,936	$93,785
Weighted average interest rate on average daily short-term borrowings	1.75%	1.00%	0.37%
Maximum outstanding short-term borrowings outstanding at any month-end	$100,000	$100,000	$100,000
Short-term borrowings outstanding at period end	$—	$—	$—
Weighted average interest rate on short-term borrowings at period end	NA	NA	NA
Lines of credit and other borrowings.
We maintain a $5.0 million line of credit with a commercial bank. At December 31, 2018, 2017 and 2016, we had outstanding balances on this note of -0-, $5.0 million and $-0-, respectively. Any future borrowings under this note would carry interest at a variable rate with a floor of 3.50% and will be due in full on May 25, 2019.
We also maintain another $5.0 million line of credit with another commercial bank. There were no outstanding balances on this note at December 31, 2018, 2017 or 2016. Any future borrowings under this note would carry interest at a variable rate with a floor of 3.25% and will be due in full on May 19, 2019.
During September 2017, the Company entered into a term loan agreement with a commercial bank. The Company had up to twelve months from entering this agreement to borrow funds up to a maximum availability of $5.0 million. As of December 31, 2017, the Company had borrowed $3.5 million under this agreement. This note was repaid in full during July 2018.
During September 2017, the Company entered into subordinated note agreements with three separate commercial banks. The Company had up to twelve months from entering these agreements to borrow funds up to a maximum availability of $22.5 million. As of December 31, 2018 and 2017, the Company had borrowed $11.5 million under these agreements. These notes were all issued with 10-year maturities, carry interest at a variable rate payable quarterly, are callable on or after the sixth anniversary of their issuance dates, and qualify for Tier 2 capital for regulatory purposes.
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
Securities available for sale consist of U.S. Treasury securities, obligations of states and political subdivision, mortgage-backed securities, and corporate notes. Securities classified as available for sale, which management has the intent and ability to hold for an indefinite period of time, but not necessarily to maturity, are carried at fair value, with unrealized gains and losses, net of related deferred income taxes, included in stockholders’ equity as a separate component of other comprehensive income. The fair value of securities available for sale totaled $118.9 million and included gross unrealized gains of  $0.8 million and gross unrealized losses of  $1.4 million at December 31, 2018. At December, 31 2017, the fair value of securities available for sale totaled $119.0 million and included gross unrealized gains of  $1.6 million and gross unrealized losses of $0.5 million.

Securities classified as held to maturity consist of U.S. Treasury securities and obligations of states and political subdivisions. These securities, which management has the intent and ability to hold to maturity, are reported at amortized cost. Securities held to maturity as of December 31, 2018 are carried at their amortized cost of  $40.8 million. At December 31, 2017, securities held to maturity totaled $40.0 million.
The Company recognized a net loss on sale of investment securities of  $31,000, $32,000 and $225,000 for the years ended December 31, 2018, 2017 and 2016, respectively.
The following table sets forth the fair value of available for sale investment securities, the amortized costs of held to maturity and the percentage distribution at the dates indicated:
	December 31,
	2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Available for sale securities
U.S. Treasury securities	$0	0%	$498	0%	$0	0%
Obligations of states and political subdivisions	51,893	44%	59,390	50%	73,454	66%
Mortgage-backed securities	50,569	42%	42,635	36%	26,132	23%
Corporate notes	16,444	14%	16,520	14%	11,739	11%
Total securities available for sale	$118,906	100%	$119,043	100%	$111,325	100%
Held to maturity securities
U.S. Treasury securities	$28,975	71%	$25,426	64%	$24,982	79%
Obligations of states and political subdivisions	11,793	29%	14,565	36%	6,576	21%
Total securities held to maturity	$40,768	100%	$39,991	100%	$31,558	100%
Total	$159,674		$159,034		$142,883
The following tables set forth the composition and maturities of investment securities as of December 31, 2018 and December 31, 2017. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years		Total
	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)
	(dollars in thousands)
At December 31, 2018
Available for sale securities
Obligations of state and political subdivisions	$3,681	3.4%	$6,438	3.3%	$8,092	3.5%	$33,081	3.9%	$51,292	3.7%
Mortgage-backed securities	1,838	1.6%	13,009	2.4%	34,810	2.9%	1,862	3.2%	51,519	2.7%
Corporate notes	—	—%	11,770	2.9%	4,938	3.3%	—	—%	16,708	3.0%
Total available for sale securities	$5,519	2.8%	$31,217	2.7%	$47,840	3.0%	$34,943	3.9%	$119,519	3.2%
Held to maturity securities
U.S. Treasury Securities	$1,492	2.0%	$11,020	2.6%	$16,463	2.5%	$—	—%	$28,975	2.5%
Obligations of state and political subdivisions	1,434	3.3%	3,140	2.1%	3,440	2.8%	3,779	3.6%	11,793	3.0%
Total held to maturity securities	$2,926	2.6%	$14,160	2.5%	$19,903	2.6%	$3,779	3.6%	$40,768	2.6%
Total	$8,445	2.7%	$45,377	2.7%	$67,743	2.9%	$38,722	3.8%	$160,287	3.0%

	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years		Total
	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)
	(dollars in thousands)
December 31, 2017
Available for sale securities
U.S. Treasury securities	$499	1.5%	$—	—%	$—	—%	$—	—%	$499	1.5%
Obligations of state and political subdivisions	4,182	3.2%	7,770	3.8%	13,088	4.2%	32,986	4.7%	58,026	4.3%
Mortgage-backed securities	38	4.5%	5,958	2.2%	33,265	2.6%	3,539	2.9%	42,800	2.6%
Corporate notes	—	—%	11,675	3.2%	4,927	3.3%	—	—%	16,602	3.2%
Total available for sale securities	$4,719	3.0%	$25,403	3.1%	$51,280	3.1%	$36,525	4.5%	$117,927	3.5%
Held to maturity securities
U.S Treasury securities	$2,495	1.5%	$9,947	2.4%	$12,984	2.4%	$—	—%	$25,426	2.3%
Obligations of states and political subdivisions	1,233	4.4%	3,529	3.0%	6,024	4.2%	3,779	4.4%	14,565	3.9%
Total held to maturity securities	$3,728	2.5%	$13,476	2.6%	$19,008	3.0%	$3,779	4.4%	$39,991	2.9%
Total	$8,447	2.8%	$38,879	2.9%	$70,288	3.0%	$40,304	4.5%	$157,918	3.4%

(1) Weighted Average Yield is shown on a fully taxable equivalent basis using a federal tax rate of 21% and 35% at December 31, 2018 and December 31, 2017, respectively.
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
As of December 31, 2018, 64 debt securities had gross unrealized losses, with an aggregate depreciation of 1.11% from our amortized cost basis. The largest unrealized loss percentage of any single security was 4.98% (or $148,000) of its amortized cost. This was also the largest unrealized dollar loss of any single security.
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

RETURN ON AVERAGE EQUITY AND ASSETS
Over the past five years, we have consistently improved our profitability as a result of the success of our growth strategies to grow quality loans and low-cost deposits as well as the improving economic conditions in our markets during the periods indicated in the table below. The following table sets forth our ROAA, ROAE, dividend payout ratio and average shareholders’ equity to average assets ratio for the periods indicated:
	Year ended December 31,
	2018	2017	2016	2015	2014
Return on average:
Total assets	1.43%	1.04%	1.13%	1.14%	1.17%
Shareholders’ equity	15.36%	11.26%	12.01%	11.65%	11.84%
Dividend payout ratio	18%	26%	25%	24%	23%
Average shareholders’ equity to average assets	9.72%	9.22%	9.69%	9.61%	9.87%
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
Capital Adequacy.   Total shareholders’ equity was $174.3 million at December 31, 2018, compared to $161.7 million at December 31, 2017, and $127.5 million at December 31, 2016. Our total shareholders’ equity increased during 2018 as a result of our profitability, reduced by dividends paid and common stock repurchases. Our total shareholders’ equity increased during 2017 primarily as a result of the Waupaca acquisition, and to a lesser extent due to our profitability, reduced by dividends paid and common share repurchases.

Our capital management consists of providing adequate equity to support our current and future operations. We are subject to various regulatory capital requirements administered by state and federal banking agencies, including the Federal Reserve and the OCC. Failure to meet minimum capital requirements may prompt certain actions by regulators that, if undertaken, could have a direct material adverse effect on our financial condition and results of operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measure of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and the classifications are also subject to qualitative judgment by the regulator in regards to risk weighting and other factors. See “Business—Supervision and Regulation—Capital Requirements.”

The following table reflects capital ratios computed pursuant to the regulatory capital rules as applicable to the Company and the Bank. As a result of the Economic Growth Act, the Company is no longer required to comply with its risk-based capital rules. For more information, see “Business—Supervision and Regulation—Capital Requirements.”
	Actual		Minimum Capital Required For Capital Adequacy		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer Basel III Phase-In Schedule		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer Basel III Fully Phased In		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At December 31, 2018
Bank First National Corporation:
Total capital (to risk-weighted assets)	$181,201	11.4%	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Tier I capital (to risk-weighted assets)	157,453	9.9%	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	157,453	9.9%	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Tier I capital (to average assets)	157,453	9.1%	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Bank First National:
Total capital (to risk-weighted assets)	$178,668	11.2%	$127,497	8.0%	$157,459	9.88%	$167,340	10.5%	$159,372	10.0%
Tier I capital (to risk-weighted assets)	166,420	10.4%	95,623	6.0%	125,585	7.88%	135,466	8.5%	127,497	8.0%
Common equity tier I capital (to risk-weighted assets)	166,420	10.4%	71,717	4.5%	101,679	6.38%	111,560	7.0%	103,592	6.5%
Tier I capital (to average assets)	166,420	9.6%	69,410	4.0%	69,410	4.0%	69,410	4.0%	86,762	5.0%
At December 31, 2017
Bank First National Corporation:
Total capital (to risk-weighted assets)	$165,809	10.8%	$122,868	8.0%	$142,066	9.25%	$161,264	10.5%	N/A	N/A
Tier I capital (to risk-weighted assets)	142,697	9.3%	92,151	6.0%	111,349	7.25%	130,547	8.5%	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	142,697	9.3%	69,113	4.5%	88,311	5.75%	107,510	7.0%	N/A	N/A
Tier I capital (to average assets)	142,697	8.5%	67,415	4.0%	67,415	4.00%	67,415	4.0%	N/A	N/A
Bank First National:
Total capital (to risk-weighted assets)	$171,642	11.2%	$122,643	8.0%	$141,806	9.25%	$160,969	10.5%	$153,304	10.0%
Tier I capital (to risk-weighted assets)	160,030	10.4%	91,982	6.0%	111,145	7.25%	130,308	8.5%	122,643	8.0%
Common equity tier I capital (to risk-weighted assets)	160,030	10.4%	68,987	4.5%	88,150	5.75%	107,313	7.0%	99,647	6.5%
Tier I capital (to average assets)	160,030	9.6%	66,984	4.0%	66,984	4.00%	66,984	4.0%	83,780	5.0%
As previously mentioned, the Company carried $11.5 million of subordinated debt as of December 31, 2018 and 2017 which is included in total capital in the tables above.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, AND CONTINGENCIES
The Company has entered into contractual obligations and commitments. The following tables summarize the Company’s contractual cash obligations and other commitments by maturity at December 31, 2018:
	Payments Due—By Period as of December 31, 2018
CONTRACTUAL OBLIGATIONS	Total	Less Than One Year	One to Three Years	Three to Five Years	After Five Years
	(dollars in thousands)
Certificates of deposit	$400,157	$232,663	$126,021	$38,605	$2,868
Subordinate debt	11,500	—	—	—	11,500
Operating lease obligations	4,100	132	273	199	3,496
Total contractual cash obligations	$415,757	$232,795	$126,294	$38,804	$17,864
We believe that we will be able to meet our contractual obligations as they come due through the maintenance of adequate cash levels. We expect to maintain adequate cash levels through profitability, loan and securities repayment and maturity activity and continued deposit gathering activities. We have in place various borrowing mechanisms for both short-term and long-term liquidity needs.
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

Loan commitments and standby and direct pay letters of credit do not necessarily represent our future cash requirements because while the borrower has the ability to draw upon these commitments at anytime, these commitments occasionally expire without being drawn upon. Our off-balance sheet arrangements as of December 31, 2018 were as follows:
	Amounts of Commitments Expiring—By Period as of December 31, 2018
OTHER COMMITMENTS	Total	Less Than One Year	One to Three Years	Three to Five Years	After Five Years
	(dollars in thousands)
Unused lines of credit	$326,452	$205,200	$45,589	$51,371	$24,292
Standby and direct pay letters of credit	25,261	11,501	2,964	8,630	2,166
Credit card arrangements	7,119	—	—	—	7,119
Total commitments	$358,832	$216,701	$48,553	$60,001	$33,577
We closely monitor the amount of our remaining future commitments to borrowers in light of prevailing economic conditions and adjust these commitments as necessary. We will continue this process as new commitments are entered into or existing commitments are renewed.
Effects of Inflation
The effect of inflation on a financial institution differs significantly from the effect on an industrial company. While a financial institution’s operating expenses, particularly salary and employee benefits, are affected by general inflation, the asset and liability structure of a financial institution consists largely of monetary items. Monetary items, such as cash, investments, loans, deposits and other borrowings, are those assets and liabilities which are or will be converted into a fixed number of dollars regardless of changes in prices. As a result, changes in interest rates have a more significant impact on a financial institution’s performance than does general inflation. For additional information regarding interest rates and changes in net interest income see “Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Sensitivity.” Inflation may have impacts on the Bank’s customers, on businesses and consumers and their ability or willingness to invest, save or spend, and perhaps on their ability to repay loans. As such, there would likely be impacts on the general appetite of banking products and the credit health of the Bank’s customer base.

Selected Quarterly Financial Data
The following is selected financial data summarizing the results of operations for each quarter in the years ended December 31, 2018 and 2017.
	2018 Quarter Ended
(dollars in thousands, except per share data)	December 31,	September 30,	June 30,	March 31,
Interest income	$19,753	$19,510	$19,372	$19,309
Interest expense	4,240	3,974	3,604	3,027
Net interest income	15,513	15,536	15,768	16,282
Provision for loan losses	750	800	900	485
Noninterest income	2,553	2,508	3,027	3,443
Noninterest expense	9,893	9,708	10,064	9,977
Net income attributable to Bank First National Corporation	$6,061	$5,932	$6,400	$7,063
Net income available to common shareholders	$6,061	$5,932	$6,400	$7,063
Basic earnings per common share*	$0.91	$0.89	$0.96	$1.05
Diluted earnings per common share*	$0.91	$0.89	$0.96	$1.05
	2017 Quarter Ended
(dollars in thousands, except per share data)	December 31,	September 30,	June 30,	March 31,
Interest income	$17,430	$12,629	$11,949	$11,464
Interest expense	2,298	1,997	1,818	1,619
Net interest income	15,132	10,632	10,131	9,845
Provision for loan losses	420	255	170	210
Noninterest income	1,888	2,256	2,970	2,734
Noninterest expense	10,418	6,985	6,638	6,353
Net income attributable to Bank First National Corporation	$3,278	$3,830	$4,212	$3,993
Net income available to common shareholders	$3,278	$3,830	$4,212	$3,993
Basic earnings per common share*	$0.50	$0.62	$0.68	$0.64
Diluted earnings per common share*	$0.50	$0.62	$0.68	$0.64
* Cumulative quarterly per share performance may not equal annual per share totals due to the effects of the amount and timing of capital increases. When computing earnings per share for an interim period, the denominator is based on the weighted average shares outstanding during the interim period, and not on an annualized weighted average basis. Accordingly, the sum of the quarters’ earnings per share data will not necessarily equal the year to date earnings per share data.

ITEM 7A.
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
As of December 31, 2018:
Change in Interest Rates (in Basis Points)	Percentage Change in Net Interest Income
+400	5.0%
+300	3.9%
+200	2.7%
+100	1.5%
-100	(4.1)%
As of December 31, 2017:
Change in Interest Rates (in Basis Points)	Percentage Change in Net Interest Income
+400	(0.2)%
+300	0.3%
+200	0.5%
+100	0.6%
-100	(2.7)%
Economic Value of Equity Analysis.   We also analyze the sensitivity of the Company’s financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between estimated changes in the present value of the Company’s assets and estimated changes in the present value of the Company’s liabilities assuming various changes in current interest rates. The Company’s economic value of equity analysis as of December 31, 2018 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Company would experience a 4.56% increase in the economic value of equity. At the same date, our analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, the Company would experience 6.53% decrease in the economic value of equity. The estimates of changes in the economic value of our equity require us to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on the economic value of our equity. Although our economic value of equity analysis provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of our equity and will differ from actual results.

ITEM 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BANK FIRST NATIONAL CORPORATION
AND SUBSIDIARIES
Manitowoc, Wisconsin
Consolidated Financial Statements
Years Ended December 31, 2018, 2017 and 2016

BLANK

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
Bank First National Corporation
Manitowoc, Wisconsin
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Bank First National Corporation and its subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018 and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Porter Keadle Moore, LLC
We have served as the Company’s auditor since 2012.
Atlanta, Georgia
March 26, 2019

Bank First National Corporation and Subsidiaries
Consolidated Balance Sheets
	December 31
	2018	2017
	(In Thousands, except share and per share data)
Assets
Cash and due from banks	$41,435	$37,914
Interest-bearing deposits	21,830	15,186
Federal funds sold	44,478	48,877
Cash and cash equivalents	107,743	101,977
Securities held to maturity, at amortized cost ($40,477 and $39,808 fair value at December 31, 2018 and 2017, respectively)	40,768	39,991
Securities available for sale, at fair value	118,906	119,043
Loans, net	1,416,246	1,385,935
Premises and equipment, net	24,489	18,578
Goodwill	15,024	15,085
Other investments, at cost	4,555	7,226
Cash value of life insurance	24,178	23,722
Intangible assets, net	5,297	5,578
Other real estate owned (OREO)	3,592	6,270
Investment in minority-owned subsidiaries	25,397	21,515
Other assets	6,970	8,484
TOTAL ASSETS	$1,793,165	$1,753,404
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Interest-bearing deposits	$1,108,402	$1,070,004
Noninterest-bearing deposits	448,765	436,638
Total deposits	1,557,167	1,506,642
Securities sold under repurchase agreements	31,489	47,568
Notes payable	—	8,500
Subordinated notes	11,500	11,500
Other liabilities	18,686	17,466
Total liabilities	1,618,842	1,591,676
Stockholders’ equity:
Serial preferred stock - $0.01 par value
Authorized - 5,000,000 shares	—	—
Common stock - $0.01 par value
Authorized - 20,000,000 shares
Issued - 7,368,083 shares as of December 31, 2018 and 2017
Outstanding - 6,610,358 and 6,805,684 shares as of December 31, 2018 and 2017, respectively	74	74
Additional paid-in capital	27,601	27,528
Retained earnings	168,363	145,879
Treasury stock, at cost - 757,725 and 562,399 shares as of December 31, 2018 and 2017, respectively	(21,349)	(12,730)
Accumulated other comprehensive income (loss)	(366)	977
Total stockholders’ equity	174,323	161,728
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,793,165	$1,753,404

See accompanying notes to consolidated financial statements.

Bank First National Corporation and Subsidiaries
Consolidated Statements of Income
	Years Ended December 31
	2018	2017	2016
	(In Thousands, except per share amounts)
Interest income:
Loans, including fees	$72,101	$48,863	$40,853
Securities:
Taxable	2,915	1,833	1,799
Tax-exempt	1,776	1,664	1,575
Other	1,152	1,112	499
Total interest income	77,944	53,472	44,726
Interest expense:
Deposits	12,382	6,443	5,506
Securities sold under repurchase agreements	399	272	70
Borrowed funds	2,064	1,017	356
Total interest expense	14,845	7,732	5,932
Net interest income	63,099	45,740	38,794
Provision for loan losses	2,935	1,055	320
Net interest income after provision for loan losses	60,164	44,685	38,474
Noninterest income:
Service charges	3,493	2,950	2,747
Income from Ansay	2,114	1,663	1,583
Income from UFS	2,563	2,390	2,133
Loan servicing income	1,478	1,158	1,006
Net gain on sales of mortgage loans	617	895	1,042
Noninterest income from strategic alliances	90	94	90
Other	1,176	698	643
Total noninterest income	11,531	9,848	9,244
Noninterest expenses:
Salaries, commissions, and employee benefits	21,500	16,595	13,314
Occupancy	3,498	3,097	2,573
Data processing	3,619	2,939	2,473
Postage, stationery, and supplies	620	452	362
Net (gain) loss on sales and valuations
of OREO	252	(49)	31
Net loss on sales of securities	31	32	225
Advertising	220	183	201
Charitable contributions	985	495	463
Outside service fees	3,132	3,317	2,670
Amortization of intangibles	756	132	18
Other	5,029	3,201	2,769
Total noninterest expenses	39,642	30,394	25,099
Income before provision for income taxes	32,053	24,139	22,619
Provision for income taxes	6,597	8,826	7,706
Net Income	$25,456	$15,313	$14,913
Earnings per share - basic	$3.81	$2.44	$2.40
Earnings per share - diluted	$3.81	$2.44	$2.40
Dividends per share	$0.68	$0.64	$0.59
See accompanying notes to consolidated financial statements.

Bank First National Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
	Years Ended December 31
	2018	2017	2016
	(In Thousands)
Net Income	$25,456	$15,313	$14,913
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities:
Unrealized holding gains (losses) arising during period	(1,761)	962	(1,578)
Amortization of unrealized holding gains on securities transferred from available for sale to held to maturity	(76)	(131)	(180)
Reclassification adjustment for losses included in net income	31	32	225
Income tax benefit (expense)	463	(339)	601
Total other comprehensive income (loss)	(1,343)	524	(932)
Comprehensive income	$24,113	$15,837	$13,981
See accompanying notes to consolidated financial statements.

Bank First National Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity
	Serial Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
	(In Thousands, except share and per share amounts)
Balance at January 1, 2016	$—	$67	$2,691	$123,526	$(8,580)	$1,224	$118,928
Net income	—	—	—	14,913	—	—	14,913
Other comprehensive loss	—	—	—	—	—	(932)	(932)
Purchase of treasury stock	—	—	—	—	(2,587)	—	(2,587)
Sale of treasury stock	—	—	—	—	448	—	448
Cash dividends ($0.59 per share)	—	—	—	(3,666)	—	—	(3,666)
Amortization of stock-based compensation	—	—	419	—	—	—	419
Vesting of restricted stock awards	—	—	(282)	—	282	—	—
Balance at December 31, 2016	—	67	2,828	134,773	(10,437)	292	127,523
Net income	—	—	—	15,313	—	—	15,313
Reclassification adjustment for tax rate change	—	—	—	(161)	—	161	—
Other comprehensive income	—	—	—	—	—	524	524
Purchase of treasury stock	—	—	—	—	(3,631)	—	(3,631)
Sale of treasury stock	—	—	—	—	896	—	896
Shares issued in the acquisition of Waupaca Bancorporation, Inc. (653,523 shares)	—	7	24,677	—	—	—	24,684
Cash dividends ($0.64 per share)	—	—	—	(4,046)	—	—	(4,046)
Amortization of stock-based compensation	—	—	465	—	—	—	465
Vesting of restricted stock awards	—	—	(442)	—	442	—	—
Balance at December 31, 2017	—	74	27,528	145,879	(12,730)	977	161,728
Net income	—	—	—	25,456	—	—	25,456
Change in accounting principle in unconsolidated subsidiary	—	—	—	1,558	—	—	1,558
Other comprehensive loss	—	—	—	—	—	(1,343)	(1,343)
Purchase of treasury stock	—	—	—	—	(10,449)	—	(10,449)
Sale of treasury stock	—	—	—	—	1,347	—	1,347
Cash dividends ($0.68 per share)	—	—	—	(4,530)	—	—	(4,530)
Amortization of stock-based compensation	—	—	556	—	—	—	556
Vesting of restricted stock awards	—	—	(483)	—	483	—	—
Balance at December 31, 2018	$—	$74	$27,601	$168,363	$(21,349)	$(366)	$174,323

See accompanying notes to consolidated financial statements.

Bank First National Corporation and Subsidiaries
Consolidated Statements of Cash Flows
	Years Ended December 31
	2018	2017	2016
	(In Thousands)
Cash flows from operating activities:
Net income	$25,456	$15,313	$14,913
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,935	1,055	320
Depreciation and amortization of premises and equipment	1,116	1,126	900
Amortization of intangibles	756	132	18
Net amortization of securities	406	678	975
Amortization of stock-based compensation	556	465	419
Accretion of purchase accounting valuations	(6,056)	(1,626)	—
Net change in deferred loan fees and costs	231	651	(167)
Expense (benefit) for deferred income taxes	1,148	624	(66)
Change in fair value of mortgage servicing rights (MSR) and other	(119)	224	558
Loss from sale and disposal of premises and equipment	455	—	9
(Gain) loss on sale of OREO and valuation allowance	252	(49)	31
Proceeds from sales of mortgage loans	37,891	51,365	84,526
Originations of mortgage loans held for sale	(37,630)	(50,898)	(83,776)
Gain on sales of mortgage loans	(617)	(895)	(1,042)
Realized loss on sale of securities available for sale	31	32	225
Undistributed income of UFS joint venture	(2,563)	(2,390)	(2,133)
Undistributed income of Ansay joint venture	(2,114)	(1,663)	(1,583)
Net earnings on life insurance	(608)	(549)	(534)
Decrease in other assets	306	278	29
Increase in other liabilities	1,220	4,450	793
Net cash provided by operating activities	23,052	18,323	14,415
Cash flows from investing activities, net of effects of business combination:
Activity in securities available for sale and held to maturity:
Sales	4,467	48,906	9,237
Maturities, prepayments, and calls	15,559	12,970	21,493
Purchases	(22,909)	(49,594)	(44,671)
Net increase in loans	(29,229)	(46,708)	(69,489)
Dividends received from UFS	1,505	915	814
Dividends received from Ansay	1,432	964	933
Proceeds from sale of loans acquired in business combination	—	13,000	—
Proceeds from sale of OREO	3,736	329	724
Capital expenditures on OREO	—	—	(50)
Sales (Purchases) of other investments	2,671	500	(750)
Proceeds from life insurance	152	—	—
Proceeds from sale of premises and equipment	445	—	—
Purchases of premises and equipment	(7,927)	(2,825)	(1,272)
Net cash used in business combination	—	(19,882)	—
Net cash used in investing activities	(30,098)	(41,425)	(83,031)
See accompanying notes to consolidated financial statements.

Bank First National Corporation and Subsidiaries
Consolidated Statements of Cash Flows - (continued)
	Years Ended December 31
	2018	2017	2016
	(In Thousands)
Cash flows from financing activities, net of effects of business combination:
Net increase in deposits	$51,023	$34,241	$64,445
Net (decrease) increase in securities sold under repurchase agreements	(16,079)	(2,538)	4,489
Proceeds from advances of borrowed funds	1,214,200	476,500	325,400
Repayment of borrowed funds	(1,214,200)	(476,500)	(325,400)
Proceeds from revolving line of credit	—	5,000	1,300
Repayment of revolving line of credit	(5,000)	—	(1,300)
Proceeds from note payable	—	3,500	—
Repayment of note payable	(3,500)	—	—
Proceeds from subordinated debt	—	11,500	—
Dividends paid	(4,530)	(4,046)	(3,666)
Proceeds from sales of treasury stock	1,347	896	448
Repurchase of common stock	(10,449)	(3,631)	(2,587)
Net cash provided by financing activities	12,812	44,922	63,129
Net increase (decrease) in cash and cash equivalents	5,766	21,820	(5,487)
Cash and cash equivalents at beginning of year	101,977	80,157	85,644
Cash and cash equivalents at end of year	$107,743	$101,977	$80,157
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$14,440	$6,751	$5,793
Income taxes	5,775	7,981	8,202
Supplemental schedule of noncash activities:
Loans transferred to OREO	1,310	2,259	433
Mortgage servicing rights resulting from sale of loans	356	428	660
Amortization of unrealized holding gains on securities transferred from available for sale to held to maturity recognized in other comprehensive income, net of tax	(60)	(80)	(109)
Change in unrealized gain/loss on investment securities available for sale, net of tax	(1,367)	604	(823)
Acquisition:
Fair value of assets acquired	$—	$418,235	$—
Fair value of liabilities assumed	—	347,276	—
Net assets acquired	$—	$70,959	$—
Common stock issued in acquisition	—	24,684	—
See accompanying notes to consolidated financial statements.

BLANK

Bank First National Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 1 Summary of Significant Accounting Policies
The accounting and reporting policies of Bank First National Corporation and Subsidiaries (Corporation) conform to generally accepted accounting principles (GAAP) in the United States and general practices within the financial institution industry. Significant accounting and reporting policies are summarized below.
Principles of Consolidation
The consolidated financial statements include the accounts of the Corporation and its wholly- owned subsidiaries, Veritas Asset Holdings, LLC (Veritas) and Bank First, National Association (Bank). The Bank’s wholly-owned subsidiaries are Bank First Investments, Inc. and TVG Holdings, Inc. (TVG). All significant intercompany balances and transactions have been eliminated. The Bank has two investments in minority-owned subsidiaries that are accounted for using the equity method in the consolidated financial statements. The Bank owns 49.8% of UFS, LLC (UFS) which provides data processing solutions to over 60 banks in the Midwest. TVG owns 30.0% of Ansay & Associates, LLC (Ansay) providing clients throughout the Midwest with superior insurance and risk management solutions.
Organization
The Corporation provides a variety of financial services to individual and business customers in Wisconsin through the Bank. The Bank is subject to competition from other traditional and nontraditional financial institutions and is also subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities including the Office of the Comptroller of the Currency and the Federal Reserve Bank.
Use of Estimates in Preparation of Financial Statements
The preparation of the accompanying consolidated financial statements in conformity with GAAP in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from these estimates. The allowance for loan losses, carrying value of other real estate owned, carrying value of goodwill, fair value of mortgage servicing rights, and fair values of financial instruments are inherently subjective and are susceptible to significant change.
Business Combinations
The Corporation accounts for business combinations under the acquisition method of accounting in accordance with Accounting Standards Codification (ASC) 805, Business Combinations (ASC 805). The Corporation recognizes the full fair value of the assets acquired and liabilities assumed and immediately expenses transaction costs. There is no separate recognition of the acquired allowance for loan losses on the acquirer’s balance sheet as credit related factors are incorporated directly into the fair value of the net tangible and intangible assets acquired. If the amount of consideration exceeds the fair value of assets purchased less the fair value of liabilities assumed, goodwill is recorded. Alternatively, if the amount by which the fair value of assets purchased exceeds the fair value of liabilities assumed and consideration paid, a gain (bargain purchase gain) is recorded. Fair values are subject to refinement for up to one year after the closing date of an acquisition as information relative to closing date fair values becomes available. Results of operations of the acquired business are included in the statement of income from the effective date of the acquisition. Additional information regarding acquisitions is provided in Note 2.
Cash and Cash Equivalents
For purposes of reporting cash flows in the consolidated financial statements, cash and cash equivalents include cash on hand, interest-bearing and noninterest-bearing accounts in other financial institutions, and federal funds sold, all of which have original maturities of three months or less. Generally, federal funds are purchased and sold for one day periods. In the normal course of business, the Corporation maintains cash and due from bank balances with correspondent banks. Accounts at each institution that are insured by the Federal Deposit Insurance Corporation have up to $250,000 of insurance. Total uninsured balances held at December 31, 2018 and 2017 were approximately $1,013,000 and $3,244,000, respectively. The Bank is required to maintain noninterest-bearing deposits on hand or with the Federal Reserve Bank to meet specific reserve requirements. For December 31, 2018 and 2017 those required reserves were approximately $28,302,000 and $10,891,000, respectively.
Securities
Securities are classified as held to maturity or available for sale at the time of purchase. Investment securities classified as held to maturity, which management has the intent and ability to hold to maturity, are reported at amortized cost. Investment securities classified as available for sale, which management has the intent and ability to hold for an indefinite period of time, but not necessarily to maturity, are carried at fair value, with unrealized gains and losses, net of related deferred income taxes, included in stockholders’ equity as a separate component of other comprehensive income.
The net carrying value of debt securities classified as held to maturity or available for sale is adjusted for amortization of premiums and accretion of discounts utilizing the effective interest method over the expected estimated maturity. Such amortization and accretion is included as an adjustment to interest income from securities. Interest and dividends are included in interest income from securities.
Transfers of debt securities into the held to maturity classification from the available for sale classification are made at fair value as of the date of transfer. The unrealized holding gain or loss as of the date of transfer is retained in other comprehensive income and in the carrying value of the held to maturity securities, establishing the amortized cost of the security. These unrealized holding gains and losses as of the date of transfer are amortized or accreted over the remaining life of the security.
Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings. The Bank evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. As part of such monitoring, the credit quality of individual securities and their issuers are assessed. In addition, management considers the length of time and extent that fair value has been less than cost, the financial condition and near-term prospects of the issuer, and that the Corporation does not have the intent to sell the security and it is more likely than not that it will not have to sell the security before recovery of its cost basis. Adjustments to market value that are considered temporary are recorded as a separate component of equity, net of tax. If an impairment of security is identified as other-than-temporary based on information available such as the decline in the credit worthiness of the issuer, external market ratings or the anticipated or realized elimination of associated dividends, such impairments are further analyzed to determine if a credit loss exists. If there is a credit loss, it will be recorded in the consolidated statement of income in the period of identification.
Other Investments
Other investments are carried at cost, which approximates fair value, and consist of Federal Home Loan Bank of Chicago (FHLB) stock, Federal Reserve Bank stock, Bankers’ Bancorporation stock, investments in other private companies that do not have quoted market prices and preferred stock in a community development project. Other investments are evaluated for impairment at least on an annual basis.
Loans Held for Sale
Loans originated and intended for sale in the secondary market, consisting of the current origination of certain fixed-rate mortgage loans, are carried at the lower of cost or estimated fair value in the aggregate. A gain or loss is recognized at the time of the sale reflecting the present value of the difference between the contractual interest rate of the loans sold and the yield to the investor, adjusted for the initial value of mortgage servicing rights associated with loans sold with servicing retained. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. There were no loans held for sale at December 31, 2018 or 2017.
Loans and Related Interest Income - Originated
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoffs are generally reported at their outstanding unpaid principal balances adjusted for charge-offs and the allowance for loan losses. The accrual of interest on loans is calculated using the simple interest method on daily balances of the principal amount outstanding and is recognized in the period earned utilizing the loan convention applicable by loan type. Loan origination fees, net of certain direct loan origination costs, are deferred and recognized in interest income using the effective interest method over the estimated life of the loan.
The accrual of interest is discontinued when a loan becomes 90 days past due and is not both well collateralized and in the process of collection, or when management believes, after considering economic and business conditions and collection efforts, that the principal or interest will not be collectible in the normal course of business. When loans are placed on nonaccrual or charged off, all unpaid accrued interest is reversed and additional income is recorded only to the extent that payments are received and the collection of principal is reasonably assured. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, when the obligation has performed in accordance with the contractual terms for a reasonable period of time, and future payments of principal and interest are reasonably assured. Loans are considered impaired if it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Total impaired loans are evaluated based on the estimated amount and timing of future cash flows and the fair value of the collateral
Loans and Related Interest Income - Acquired
The loans purchased in the 2017 acquisition were acquired loans. Acquired loans are recorded at their estimated fair value at the acquisition date and are initially classified as either purchase credit impaired (PCI) loans (i.e. loans that reflect credit deterioration since origination and it is probable at acquisition that the Corporation will be unable to collect all contractually required payments) or purchased non-impaired loans (i.e. performing acquired loans).
PCI loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality, found in FASB ASC Topic 310-30, Receivables— Loans and Debt Securities Acquired with Deteriorated Credit Quality. The Corporation estimates the amount and timing of expected principal, interest and other cash flows for each loan or pool of loans meeting the criteria above, and determines the excess of the loan’s scheduled contractual principal and contractual interest payments over all cash flows expected to be collected at acquisition as an amount that should not be accreted. These credit discounts (nonaccretable marks) are included in the determination of the initial fair value for acquired loans; therefore, an allowance for loan losses is not recorded at the acquisition date. Differences between the estimated fair values and expected cash flows of acquired loans at the acquisition date that are not credit-based (accretable marks) are subsequently accreted to interest income over the estimated life of the loans using a method that approximates a level yield method if the timing and amount of the future cash flows is reasonably estimable. Subsequent to the acquisition date for PCI loans, increases in cash flows over those expected at the acquisition date result in a move of the discount from nonaccretable to accretable. Decreases in expected cash flows after the acquisition date are recognized through the provision for loan losses.
Performing acquired loans are accounted for under FASB ASC Topic 310-20, Receivables—Nonrefundable Fees and Other Costs. Performance of certain loans may be monitored and based on management’s assessment of the cash flows and other facts available, portions of the accretable difference may be delayed or suspended if management deems appropriate. The Corporation’s policy for determining when to discontinue accruing interest on performing acquired loans and the subsequent accounting for such loans is essentially the same as the policy for originated loans described above.

Allowance for Loan Losses - Originated
The allowance for loan losses (ALL) is established through a provision for loan losses charged to expense as losses are estimated to have occurred. Loan losses are charged against the allowance when management believes that the collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.
Management regularly evaluates the allowance for loan losses using general economic conditions, the Corporation’s past loan loss experience, composition of the portfolio, and other relevant factors. This evaluation is inherently subjective since it requires material estimates that may be susceptible to significant change.
The ALL consists of specific reserves for certain impaired loans and general reserves for non-impaired loans. Specific reserves reflect estimated losses on impaired loans from management’s analyses developed through specific credit allocations. The specific credit reserves are based on regular analyses of impaired non-homogenous loans greater than $250,000. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. The general reserve is based on the Bank’s historical loss experience which is updated quarterly. The general reserve portion of the ALL also includes consideration of certain qualitative factors such as 1) changes in lending policies and/or underwriting practices, 2) national and local economic conditions 3) changes in portfolio volume and nature, 4) experience, ability and depth of lending management and other relevant staff, 5) levels of and trends in past-due and nonaccrual loans and quality, 6) changes in loan review and oversight, 7) impact and effects of concentrations and 8) other issues deemed relevant.
Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.
Allowance for Loan Losses - Acquired
An ALL is calculated using a methodology similar to that described for originated loans. Performing acquired loans are subsequently evaluated for any required allowance at each reporting date. Such required allowance for each loan pool is compared to the remaining fair value discount for that pool. If greater, the excess is recognized as an addition to the allowance through a provision for loan losses. If less than the discount, no additional allowance is recorded. Charge-offs and losses first reduce any remaining fair value discount for the loan pool and once the discount is depleted, losses are applied against the allowance established for that pool.
For PCI loans after acquisition, cash flows expected to be collected are recast for each loan periodically as determined appropriate by management. If the present value of expected cash flows for a loan is less than its carrying value, impairment is reflected by an increase in the ALL and a charge to the provision for loan losses. If the present value of the expected cash flows for a loan is greater than its carrying value, any previously established ALL is reversed and any remaining difference increases the accretable yield which will be taken into income over the remaining life of the loan. Loans which were considered troubled debt restructurings by Waupaca Bancorporation, Inc. prior to the acquisition are not required to be classified as troubled debt restructurings in the Corporation’s consolidated financial statements unless or until such loans would subsequently meet criteria to be classified as such, since acquired loans were recorded at their estimated fair values at the time of the acquisition.
Premises and Equipment
Premises and equipment are stated at cost less accumulated depreciation computed on the straight-line method over the estimated useful lives of the assets. Premises and equipment acquired in the 2017 acquisition were recorded at estimated fair value on the date of acquisition. Maintenance and repair costs are charged to expense as incurred. Gains or losses on disposition of premises and equipment are reflected in income. Premises and equipment, and other long-term assets, are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.
Depreciation expense is computed using the straight-line method over the following estimated useful lives.
Buildings and improvements	40 years
Land improvements	20 years
Furniture, fixtures and equipment	2-7 years
Other Real Estate Owned
Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure less estimated costs to sell the asset, establishing a new cost basis. Any write downs at the time of foreclosure are charged to the allowance for loan loss. OREO properties acquired in conjunction with the 2017 acquisition were recorded at fair value on the date of acquisition. Subsequent to foreclosure, valuations are periodically performed by management, and a valuation allowance is established if fair value declines below carrying value. Costs relating to the development and improvement of the property are capitalized. Revenue and expenses from operations and changes in the valuation allowance are included in other expenses.
Intangible Assets and Goodwill
Intangible assets consist of the value of core deposits and mortgage servicing assets and the excess of purchase price over fair value of net assets (goodwill). Core deposits are stated at cost less accumulated amortization and are amortized on a sum of the years digits basis over a period of one to ten years. See Note 2 for additional information on the 2017 acquisition.
Mortgage servicing rights are recognized as separate assets when rights are acquired through purchase or through sale of mortgage loans with servicing retained. Servicing rights acquired through sale of financial assets are recorded based on the fair value of the servicing right. The determination of fair value is based on a valuation model and includes stratifying the mortgage servicing rights by predominant characteristics, such as interest rates and terms, and estimating the fair value of each stratum based on the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as costs to service, a discount rate, and prepayment speeds. Changes in fair value are recorded as an adjustment to earnings.
The Corporation performs a “qualitative” assessment of goodwill to determine whether further impairment testing of indefinite-lived intangible assets is necessary on at least an annual basis. If it is determined, as a result of performing a qualitative assessment over goodwill, that it is more likely than not that goodwill is impaired, management will perform an impairment test to determine if the carrying value of goodwill is realizable.
The Corporation evaluated goodwill and core deposit intangibles for impairment during 2018, 2017 and 2016, determining that there was no goodwill and core deposit intangible impairment.
Income Taxes
The Corporation files one consolidated federal income tax return and two state returns. Federal income tax expense is allocated to each subsidiary based on an intercompany tax sharing agreement.
Deferred tax assets and liabilities have been determined using the liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities and the current enacted tax rates which will be in effect when these differences are expected to reverse. Provision (benefit) for deferred taxes is the result of changes in the deferred tax assets and liabilities.

Treasury Stock
Common stock shares repurchased by the Corporation are recorded as treasury stock at cost.
Securities Sold Under Repurchase Agreements
The Corporation sells securities under repurchase agreements. These transactions are accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were sold. The Corporation may have to provide additional collateral to the counterparty, as necessary.
Off-Balance-Sheet Financial Instruments
In the ordinary course of business, the Corporation has entered into off-balance-sheet financial instruments including commitments to extend credit, unfunded commitments under lines of credit, and letters of credit. Such financial instruments are recorded in the consolidated financial statements when they are funded.
Advertising
Advertising costs are expensed as incurred.
Per Share Computations
Weighted average shares outstanding were 6,673,758, 6,285,901, and 6,220,694 for the years ended December 31, 2018, 2017 and 2016, respectively. All outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends are considered participating securities for basic and diluted earnings per share calculations. There were no potentially dilutive instruments outstanding during the periods presented.
Loss Contingencies
Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are any such matters that will have a material effect on the consolidated financial statements at December 31, 2018 and 2017.
Transfers of Financial Assets
Transfers of financial assets are accounted for as sales when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Bank, the transferee obtains the right, free of conditions that constrain it from taking advantage of that right, to pledge or exchange the transferred assets and the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before maturity.
Comprehensive Income
GAAP normally requires that recognized revenues, expenses, gains and losses be included in net income. In addition to net income, another component of comprehensive income includes the after-tax effect of changes in unrealized gains and losses on available for sale securities. This item is reported as a separate component of stockholders’ equity. The Corporation presents comprehensive income in the statement of comprehensive income.
Stock-based Compensation
The Corporation uses the fair value method of recognizing expense for stock-based compensation based on the fair value of restricted stock awards at the date of grant as prescribed by accounting standards codification Topic 781-10 Compensation/Stock Compensation.
Mortgage Banking Derivatives
Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest rate on the loan is locked. The Bank enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into in order to hedge the change in interest rates resulting from its commitments to fund loans. The forward commitments for the future delivery of mortgage loans are based on the Bank’s “best efforts” and therefore the Bank is not penalized if a loan is not delivered to the investor if the loan did not get originated. Changes in the fair values of these derivatives generally offset each other and are included in “other income” in the consolidated statements of income.
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2015-14, Revenue from Contracts with Customers (Topic 606) (ASU 2015-14) was issued in August 2015 which defers adoption to annual reporting periods beginning after December 15, 2017 and interim reporting periods within that year. The timing of the Corporation’s revenue recognition did not materially change. The Corporation’s largest portions of revenue, interest and fees on loans and gain on sales of loans, are specifically excluded from the scope of the guidance, and the Corporation currently recognizes the majority of the remaining revenue sources in a manner that management believes is consistent with the new guidance. An unconsolidated subsidiary of the Bank did have a material impact as a result of this ASU, and implementation resulted in an increase of  $1,558,000 to retained earnings during 2018.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). This guidance changes how entities account for equity investments that do not result in consolidation and are not accounted for under the equity method of accounting. Entities will be required to measure these investments at fair value at the end of each reporting period and recognize changes in fair value in net income. A practicability exception will be available for equity investments that do not have readily determinable fair values; however, the exception requires the Corporation to adjust the carrying amount for impairment and observable price changes in orderly transactions for the identical or a similar investment of the same issuer. This guidance also changes certain disclosure requirements and other aspects of current GAAP. This guidance was effective for fiscal years beginning after December 15, 2017 and for interim reporting periods within that year. The adoption of this ASU did not have a material impact on the Corporation’s consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02). Certain aspects of this ASU were updated in July 2018 by the issuance of ASU, 2018-10, Codification Improvements to Topic 842, Leases. The new guidance establishes the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. Entities will be required to recognize the lease assets and lease liabilities that arise from leases in the statement of financial position and to disclose qualitative and quantitative information about lease transactions, such as information about variable lease payments and options to renew and terminate leases. This guidance is effective for fiscal years beginning after December 15, 2018 and interim reporting periods within that year. The Corporation’s assets and liabilities will increase based on the present value of the remaining lease payments for leases in place at the adoption date; however, this is not expected to be material to the Corporation’s results of operations.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Certain aspects of this ASU were updated in November 2018 by the issuance of ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. The main objective of the ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in the ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The ASU is effective for the Corporation for the fiscal year beginning after December 15, 2019, and interim periods within that fiscal year. Early adoption is permitted for the fiscal year beginning after December 15, 2018, including interim periods within this fiscal year. The Corporation is currently evaluating the impact of ASU 2016-13 on the consolidated financial statements, although the general expectation in the banking industry is that the implementation of this standard will result in higher required balances in the allowance for loan losses.
In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this ASU were issued to address concerns over the cost and complexity of the two-step goodwill impairment test and resulted in the removal of the second step of the test. The amendments require an entity to apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. This ASU is intended to reduce the cost and complexity of the two-step goodwill impairment test and is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted for testing performed after January 1, 2017. Upon adoption, the amendments should be applied on a prospective basis and the entity is required to disclose the nature of and reason for the change in accounting principle upon transition. The adoption of this guidance is not expected to have a significant impact on the Corporation’s consolidated financial statements.
In March 2017, the FASB issued ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amendments in this ASU shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount as discounts continue to be accreted to maturity. This ASU is intended to more closely align the amortization period of premiums and discounts to expectations incorporated in market pricing on the underlying securities. In most cases, market participants price securities to the call date that produces the worst yield when the coupon is above current market rates and prices securities to maturity when the coupon is below market rates. As a result, the amendments more closely align interest income recorded on bonds held at a premium or a discount with the economics of the underlying instrument. This ASU is intended to reduce diversity in practice and is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. Upon adoption, the amendments should be applied using a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Additionally, in the period of adoption, an entity should provide disclosures about a change in accounting principles. The adoption of this guidance is not expected to have a significant impact on the Corporation’s consolidated financial statements.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments of this ASU better align an entity’s accounting and financial reporting for hedging activities with the economic objectives of those activities. The ASU is effective for fiscal years beginning after December 15, 2018 and interim reporting periods within that fiscal year, with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on the Corporation’s consolidated financial statements.
In February 2018, the FASB issued ASU 2018-02, Certain Income Tax Effects within Accumulated Other Comprehensive Income. The amendments in this ASU allow entities to release the income tax effects from other comprehensive income that resulted from H.R.1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year

2018 (Tax Cuts and Jobs Act). The Corporation elected, as allowed under this amendment, to reclassify the effects of the Tax Cuts and Jobs Act, totaling $161,000, from accumulated other comprehensive income to retained earnings during the year ended December 31, 2017.
In June 2018, the FASB issued ASU 2018-07, Stock Compensation—Improvements to Nonemployee Share-Based Payment Accounting, which simplifies several aspects of the accounting for nonemployee share-based payment transactions for acquiring goods or services from nonemployees. The amendment is effective for the fiscal years beginning after December 15, 2018, with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on the Corporation’s consolidated financial statements.
Note 2 Acquisition
On October 27, 2017, the Corporation consummated its merger with Waupaca Bancorporation, Inc. (Waupaca), pursuant to the Agreement and Plan of Bank Merger by and between the Corporation and Waupaca dated May 12, 2017, (the Merger Agreement), whereby Waupaca was merged with and into the Corporation, and First National Bank, Waupaca’s wholly owned commercial bank subsidiary serving central Wisconsin, was merged with and into the Bank. The system integration was completed, and six branches of Waupaca opened, on October 30, 2017, as branches of the Bank, expanding its presence into Barron and Waupaca Counties, Wisconsin, bringing the Bank’s footprint to 18 branches as of December 31, 2017.
The purpose of the merger was for strategic reasons beneficial to the Corporation. The acquisition is consistent with its plan to drive growth and efficiency through increased scale, leverage the strengths of each bank across the combined customer base, enhance profitability, and add liquidity and shareholder value.
Pursuant to the terms of the Merger Agreement, Waupaca shareholders had the option to receive either 177.23 shares of the Corporation’s common stock or $6,203.16 in cash for each outstanding share of Waupaca common stock, and cash in lieu of any remaining fractional share. The stock versus cash elections by the Waupaca shareholders were subject to a maximum allowance of seventy percent of the total consideration being paid in cash. As a result of the Waupaca shareholder elections, the Corporation issued 653,523 shares of its common stock amounting to total common stock consideration of approximately $24,684,000 (based on $37.77 per share value.) Additionally $53,376,000 in cash was distributed to complete the merger. Direct stock issuance costs for the merger were immaterial and charged to operations as incurred.
The Corporation accounted for the transaction under the acquisition method of accounting, and thus, the financial position and results of operations of Waupaca prior to the consummation date were not included in the accompanying consolidated financial statements. The accounting required assets purchased and liabilities assumed to be recorded at their respective fair values at the date of acquisition. The Corporation determined the fair value of core deposit intangibles, securities, premises and equipment, loans, OREO, bank-owned life insurance (BOLI) and other assets and deposits with the assistance of third-party valuations, appraisals, and third-party advisors. The estimated fair values will be subject to refinement as additional information relative to the closing date fair values becomes available through the measurement period of approximately one year from consummation.

The fair value of the assets acquired and liabilities assumed on October 27, 2017 was as follows:
	As recorded by Waupaca Bancorporation, Inc.	Fair Value Adjustment	As recorded by Bank First National Corporation
	(In Thousands)
Cash, cash equivalents and securities	$62,174	$(400)	$61,774
Loans	337,548	1,716	339,264
Other real estate owned	3,348	(640)	2,708
Core deposit intangible	—	3,097	3,097
Fixed assets	7,661	(4,105)	3,556
Other assets	8,182	(346)	7,836
Total assets acquired	$418,913	$(678)	$418,235
Deposits	$344,798	$810	$345,608
Other liabilities	1,605	63	1,668
Total liabilities acquired	$346,403	$873	$347,276
Excess of assets acquired over liabilities acquired	$72,510	$(1,551)	$70,959
Less: purchase price			78,060
Goodwill (originally recorded)			7,101
Refinement to fair value estimates during 2018			(61)
Goodwill (after refinement)			$7,040
Note 3 Securities
The following is a summary of available for sale securities (dollar amounts in thousands):
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2018
Obligations of states and political subdivisions	$51,292	$709	$(108)	$51,893
Mortgage-backed securities	51,519	66	(1,016)	50,569
Corporate notes	16,708	—	(264)	16,444
Total available for sale securities	$119,519	$775	$(1,388)	$118,906
December 31, 2017
U.S. Treasury securities	$499	$—	$(1)	$498
Obligations of states and political subdivisions	58,026	1,467	(103)	59,390
Mortgage-backed securities	42,800	157	(322)	42,635
Corporate notes	16,602	—	(82)	16,520
Total available for sale securities	$117,927	$1,624	$(508)	$119,043

The following is a summary of held to maturity securities (dollar amounts in thousands):
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2018
U.S. Treasury securities	$28,975	$92	$(389)	$28,678
Obligations of states and political subdivisions	11,793	6	—	11,799
Total held to maturity securities	$40,768	$98	$(389)	$40,477
December 31, 2017
U.S. Treasury securities	$25,426	$—	$(157)	$25,269
Obligations of states and political subdivisions	14,565	5	(31)	14,539
Total held to maturity securities	$39,991	$5	$(188)	$39,808

At December 31, 2018, unrealized losses in the investment securities portfolio related to debt securities. The unrealized losses on these debt securities arose primarily due to changing interest rates and are considered to be temporary. From the December 31, 2018 tables above, 11 out of 14 U.S. Treasury securities, 25 out of 105 obligations of states and political subdivisions, 25 out of 49 mortgage-backed securities, and 3 out of 4 corporate notes contained unrealized losses. At December 31, 2018 and 2017, management has both the intent and ability to hold securities containing unrealized losses.
The following table shows the fair value and gross unrealized losses of securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (dollar amounts in thousands):
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2018 - Available for Sale
Obligations of states and political subdivisions	$10,024	$(64)	$4,132	$(44)	$14,156	$(108)
Mortgage-backed securities	13,352	(183)	31,718	(833)	45,070	(1,016)
Corporate notes	—	—	12,531	(264)	12,531	(264)
Totals	$23,376	$(247)	$48,381	$(1,141)	$71,757	$(1,388)
December 31, 2018 - Held to Maturity
U.S. Treasury securities	$8,422	$(46)	$11,580	$(343)	$20,002	$(389)
December 31, 2017 - Available for Sale
U.S. Treasury securities	$498	$(1)	$—	$—	$498	$(1)
Obligations of states and political subdivisions	3,700	(14)	2,765	(89)	$6,465	$(103)
Mortgage-backed securities	29,696	(250)	4,316	(72)	34,012	(322)
Corporate notes	12,642	(82)	—	—	12,642	(82)
Totals	$46,536	$(347)	$7,081	$(161)	$53,617	$(508)
December 31, 2017 - Held to Maturity
U.S. Treasury securities	$10,425	$(50)	$12,281	$(107)	$22,706	$(157)
Obligations of states and political subdivisions	1,609	(24)	218	(7)	1,827	(31)
Totals	$12,034	$(74)	$12,499	$(114)	$24,533	$(188)
Contractual maturities will differ from expected maturities for mortgage-backed securities because borrowers may have the right to call or prepay obligations without penalties. The following is a summary of amortized cost and estimated fair value of securities, by contractual maturity, as of December 31, 2018 (dollar amounts in thousands):
	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$3,681	$3,715	$2,926	$2,915
Due after one year through 5 years	18,208	18,121	14,160	14,136
Due after 5 years through ten years	13,030	13,110	19,903	19,647
Due after 10 years	33,081	33,391	3,779	3,779
Subtotal	68,000	68,337	40,768	40,477
Mortgage-backed securities	51,519	50,569	—	—
Total	$119,519	$118,906	$40,768	$40,477

Following is a summary of the proceeds from sales of securities available for sale, as well as gross gains and losses, from the years ended December 31 (dollar amounts in thousands):
	2018	2017	2016
Proceeds from sales of securities	$4,467	$48,906	$9,237
Gross gains on sales	41	73	15
Gross losses on sales	(72)	(105)	(240)
As of December 31, 2018 and 2017, the carrying values of securities pledged to secure public deposits, securities sold under repurchase agreements, and for other purposes required or permitted by law were approximately $69,679,000 and $113,996,000, respectively.
Note 4 Loans
The composition of loans at December 31 is as follows (dollar amounts in thousands):
	2018	2017
Commercial/industrial	$297,576	$263,787
Commercial real estate - owner occupied	416,097	418,928
Commercial real estate - non-owner occupied	252,717	225,290
Construction and development	60,927	75,907
Residential 1-4 family	368,673	377,141
Consumer	26,854	33,471
Other	6,369	3,511
Subtotals	1,429,213	1,398,035
ALL	(12,248)	(11,612)
Loans, net of ALL	1,416,965	1,386,423
Deferred loan fees and costs	(719)	(488)
Loans, net	$1,416,246	$1,385,935
A summary of the activity in the allowance for loan losses by loan type as of December 31, 2018 and December 31, 2017 is as follows (dollar amounts in thousands):
	Commercial/ Industrial	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Construction and Development	Residential 1-4 Family	Consumer	Other	Unallocated	Total
ALL - January 1, 2018	$2,362	$2,855	$1,987	$945	$2,728	$191	$23	$521	$11,612
Charge-offs	(35)	(2,374)	—	(83)	(140)	(48)	(37)	—	(2,717)
Recoveries	2	158	3	—	233	12	10	—	418
Provision	692	2,820	110	(137)	(349)	(7)	36	(230)	2,935
ALL - December 31, 2018	3,021	3,459	2,100	725	2,472	148	32	291	12,248
ALL ending balance individually evaluated for impairment	566	353	—	—	160	—	—	—	1,079
ALL ending balance collectively evaluated for impairment	$2,455	$3,106	$2,100	$725	$2,312	$148	$32	$291	$11,169
Loans outstanding - December 31, 2018	$297,576	$416,097	$252,717	$60,927	$368,673	$26,854	$6,369	$—	$1,429,213
Loans ending balance individually evaluated for impairment	5,667	7,796	—	—	702	—	—	—	14,165
Loans ending balance collectively evaluated for impairment	$291,909	$408,301	$252,717	$60,927	$367,971	$26,854	$6,369	$—	$1,415,048

	Commercial/ Industrial	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Construction and Development	Residential 1-4 Family	Consumer	Other	Unallocated	Total
ALL - January 1, 2017	$1,905	$2,576	$1,900	$727	$2,685	$189	$84	$662	$10,728
Charge-offs	(4)	—	(1)	(15)	(141)	(7)	(50)	—	(218)
Recoveries	7	—	—	—	36	1	3	—	47
Provision	454	279	88	233	148	8	(14)	(141)	1,055
ALL - December 31, 2017	2,362	2,855	1,987	945	2,728	191	23	521	11,612
ALL ending balance individually evaluated for impairment	—	121	—	—	160	—	—	—	281
ALL ending balance collectively evaluated for impairment	$2,362	$2,734	$1,987	$945	$2,568	$191	$23	$521	$11,331
Loans outstanding - December 31, 2017	$263,787	$418,928	$225,290	$75,907	$377,141	$33,471	$3,511	$—	$1,398,035
Loans ending balance individually evaluated for impairment	—	275	—	—	709	—	—	—	984
Loans ending balance collectively evaluated for impairment	$263,787	$418,653	$225,290	$75,907	$376,432	$33,471	$3,511	$—	$1,397,051

A summary of past due loans as of December 31, 2018 are as follows (dollar amounts in thousands):
	30-89 Days Past Due Accruing	90 Days or more Past Due and Accruing	Non-Accrual	Total
Commercial/industrial	$76	$—	$8,001	$8,077
Commercial real estate - owner occupied	59	—	10,311	10,370
Commercial real estate - non-owner occupied	—	58	233	291
Construction and development	—	—	—	—
Residential 1-4 family	275	362	1,549	2,186
Consumer	9	3	5	17
Other	—	—	—	—
	$419	$423	$20,099	$20,941
A summary of past due loans as of December 31, 2017 are as follows (dollar amounts in thousands):
	30-89 Days Past Due Accruing	90 Days or more Past Due and Accruing	2017 Non-Accrual	Total
Commercial/industrial	$740	$15	$6,473	$7,228
Commercial real estate - owner occupied	4,285	2,016	7,253	13,554
Commercial real estate - non-owner occupied	239	—	712	951
Construction and development	—	—	758	758
Residential 1-4 family	1,470	448	2,878	4,796
Consumer	38	7	53	98
Other	—	—	—	—
	$6,772	$2,486	$18,127	$27,385
Credit Quality:
The Corporation utilizes a numerical risk rating system for commercial relationships whose total indebtedness equals $250,000 or more. All other types of relationships (ex: residential, consumer, commercial under $250,000 of indebtedness) are assigned a “Pass” rating, unless they have fallen 90 days past due or more, at which time they receive a rating of 7. The Corporation uses split ratings for government guaranties on loans. The portion of a loan that is supported by a government guaranty is included with other Pass credits.

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
The breakdown of loans by risk rating as of December 31, 2018 is as follows (dollar amounts in thousands):
	Pass (1-5)	6	7	8	Total
Commercial/industrial	$277,993	$7,309	$12,274	$—	$297,576
Commercial real estate - owner occupied	375,614	5,670	34,789	24	416,097
Commercial real estate - non-owner occupied	249,625	—	3,092	—	252,717
Construction and development	60,866	—	61	—	60,927
Residential 1-4 family	364,289	664	3,718	2	368,673
Consumer	26,835	—	18	1	26,854
Other	6,369	—	—	—	6,369
	$1,361,591	$13,643	$53,952	$27	$1,429,213
The breakdown of loans by risk rating as of December 31, 2017 is as follows (dollar amounts in thousands):
	Pass (1-5)	6	7	8	Total
Commercial/industrial	$247,576	$1,222	$14,989	$—	$263,787
Commercial real estate - owner occupied	373,046	1,113	44,522	247	418,928
Commercial real estate - non-owner occupied	221,844	1,382	2,064	—	225,290
Construction and development	68,998	—	6,909	—	75,907
Residential 1-4 family	370,683	—	6,456	2	377,141
Consumer	33,426	—	43	2	33,471
Other	3,511	—	—	—	3,511
	$1,319,084	$3,717	$74,983	$251	$1,398,035
There are many factors affecting ALL; some are quantitative while others require qualitative judgment. The process for determining the ALL (which management believes adequately considers potential factors which might possibly result in credit losses) includes subjective elements and, therefore, may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional PFLL could be required that could adversely affect the Corporation’s earnings or financial position in future periods. Allocations of the ALL may be made for specific loans but the entire ALL is available for any loan that, in management’s judgment, should be charged off or for which an actual loss is realized. As an integral part of their examination process, various regulatory agencies review the ALL as well. Such agencies may require that changes in the ALL be recognized when such regulators’ credit evaluations differ from those of management based on information available to the regulators at the time of their examinations.

A summary of impaired loans individually evaluated as of December 31, 2018 is as follows (dollar amounts in thousands):
	Commercial/ Industrial	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Construction and Development	Residential 1-4 Family	Consumer	Other	Unallocated	Total
With an allowance recorded:
Recorded investment	$5,667	$2,099	$—	$—	$523	$—	$—	$—	$8,289
Unpaid principal balance	5,667	2,099	—	—	523	—	—	—	8,289
Related allowance	566	353	—	—	160	—	—	—	1,079
With no related allowance recorded:
Recorded investment	$—	$5,697	$—	$—	$179	$—	$—	$—	$5,876
Unpaid principal balance	—	5,697	—	—	179	—	—	—	5,876
Related allowance	—	—	—	—	—	—	—	—	—
Total:
Recorded investment	$5,667	$7,796	$—	$—	$702	$—	$—	$—	$14,165
Unpaid principal balance	5,667	7,796	—	—	702	—	—	—	14,165
Related allowance	566	353	—	—	160	—	—	—	1,079
Average recorded investment	$2,834	$4,036	$—	$—	$706	$—	$—	$—	$7,576
A summary of impaired loans individually evaluated as of December 31, 2017 is as follows (dollar amounts in thousands):
	Commercial/ Industrial	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Construction and Development	Residential 1-4 Family	Consumer	Other	Unallocated	Total
With an allowance recorded:
Recorded investment	$—	$275	$—	$—	$523	$—	$—	$—	$798
Unpaid principal balance	—	275	—	—	523	—	—	—	798
Related allowance	—	121	—	—	160	—	—	—	281
With no related allowance recorded:
Recorded investment	$—	$—	$—	$—	$186	$—	$—	$—	$186
Unpaid principal balance	—	—	—	—	186	—	—	—	186
Related allowance	—	—	—	—	—	—	—	—	—
Total:
Recorded investment	$—	$275	$—	$—	$709	$—	$—	$—	$984
Unpaid principal balance	—	275	—	—	709	—	—	—	984
Related allowance	—	121	—	—	160	—	—	—	281
Average recorded investment	$946	$138	$—	$13	$916	$—	$—	$—	$2,013
Interest recognized while these loans were impaired is considered immaterial to the consolidated financial statements for the years ended December 31, 2018 and 2017.

The following table presents loans acquired with deteriorated credit quality as of December 31, 2018 and 2017 (dollar amounts in thousands). No loans in this table had a related allowance at December 31, 2018 and 2017, and therefore, the below disclosures were not expanded to include loans with and without a related allowance.
	December 31, 2018		December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance
Commercial & Industrial	$555	$701	$628	$738
Commercial real estate - owner occupied	1,558	2,069	2,609	2,951
Commercial real estate - non-owner occupied	233	475	712	1,213
Construction and development	171	171	758	884
Residential 1-4 family	1,664	1,828	2,153	3,108
Consumer	—	—	6	16
Other	—	—	—	—
	$4,181	$5,244	$6,866	$8,910
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
The following table represents the change in the accretable and non-accretable components of discounts on loans acquired with deteriorated credit quality during the years ended December 31, 2018 and 2017 (dollar amounts in thousands):
	December 31, 2018		December 31, 2017
	Accretable discount	Non- accretable discount	Accretable discount	Non- accretable discount
Balance at beginning of period	$583	$800	$—	$—
Acquired balance, net	—	—	1,673	2,848
Reclassifications between accretable and non-accretable	55	(55)	—	—
Accretion to loan interest income	(320)	—	(8)	—
Disposals of loans	—	—	(1,082)	(2,048)
Balance at end of period	$318	$745	$583	$800
A troubled debt restructuring (TDR) includes a loan modification where a borrower is experiencing financial difficulty and the Corporation grants a concession to that borrower that it would not otherwise consider except for the borrower’s financial difficulties. A TDR may be either on accrual or nonaccrual status based upon the performance of the borrower and management’s assessment of collectability. If a TDR is placed on nonaccrual status, it remains there until a sufficient period of performance under the restructured terms has occurred at which time it is returned to accrual status, generally six months. As of December 31, 2018 and 2017 the Corporation had specific reserves of  $353,000 and $-0- for TDRs, respectively, and none of them have subsequently defaulted.

The following table presents the troubled debt restructurings during the year ended December 31, 2018:
(dollar amounts in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial Real Estate	2	$5,396	$5,044
The Corporation did not have any troubled debt restructuring during the year ended December 31, 2017.
Note 5 Related Party Matters
Directors, executive officers, and principal shareholders of the Corporation, including their families and firms in which they are principal owners, are considered to be related parties. Loans to executive officers, directors, and shareholders owning 10% or more of the Corporation, that we are aware of, were made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others and did not involve more than the normal risk of collectability or present other unfavorable features.
A summary of loans to directors, executive officers, principal shareholders, and their affiliates for the years ended December 31 is as follows (dollar amounts in thousands):
	2018	2017
Balances at beginning	$65,749	$50,245
New loans and advances	59,684	28,473
Repayments	(41,330)	(12,969)
Balance at end	$84,103	$65,749

Deposits from directors, executive officers, principal shareholders, and their affiliates totaled approximately $14,127,000 and $12,094,000 as of December 31, 2018 and 2017, respectively.
Note 6 Mortgage Servicing Rights
Loans serviced for others are not included in the accompanying consolidated balance sheets. Mortgage servicing rights (MSRs) are recognized as separate assets when loans sold in the secondary market are sold with servicing retained. The Corporation utilizes a third-party consulting firm to determine an accurate assessment of the mortgage servicing rights’ fair value. The third-party firm collects relevant data points from numerous sources. Some of these data points relate directly to the pricing level or relative value of the mortgage servicing while other data points relate to the assumptions used to derive fair value. In addition, the valuation evaluates specific collateral types, and current and historical performance of the collateral in question. The valuation process focuses on the non-distressed secondary servicing market, common industry practices and current regulatory standards. The primary determinants of the fair value of mortgage servicing rights are servicing fee percentage, ancillary income, expected loan life or prepayment speeds, discount rates, costs to service, delinquency rates, foreclosure losses and recourse obligations. The valuation data also contains interest rate shock analyses for monitoring fair value changes in differing interest rate environments.
Following is an analysis of activity for the years ended December 31 in servicing rights assets that are measured at fair value (dollar amounts in thousands):
	2018	2017
Fair value at beginning of year	$2,610	$2,406
Servicing asset additions	356	428
Loan payments and payoffs	(475)	(440)
Changes in valuation inputs and assumptions used in the valuation model	594	216
Amount recognized through earnings	475	204
Fair value at end of year	$3,085	$2,610
Unpaid principal balance of loans serviced for others (in thousands)	$316,480	$316,253
Mortgage servicing rights as a percent of loans serviced for others	0.97	0.83

During the years ended December 31, 2018 and 2017, the Corporation utilized economic assumptions in measuring the initial value of MSRs for loans sold whereby servicing is retained by the Corporation. The economic assumptions used at December 31, 2018 and 2017 included constant prepayment speed of 8.3 and 9.5 months, respectively, and a discount rate of 10.00% and 10.00% respectively. The constant prepayment speeds are obtained from publicly available sources for each of the Federal National Mortgage Association (FNMA) loan programs that the Corporation originates under. The assumptions used by the Corporation are hypothetical and supported by a third-party valuation. The Corporation’s methodology for estimating the fair value of MSRs is highly sensitive to changes in assumptions.
The carrying value of the mortgage servicing rights is included with intangible assets and approximates fair market value at December 31, 2018 and 2017. Changes in fair value are recognized through the income statement as loan servicing income.
Note 7 Premises and Equipment
An analysis of premises and equipment at December 31 follows (dollar amounts in thousands):
	2018	2017
Land and land improvements	$3,363	$2,581
Buildings and building improvements	23,408	19,182
Furniture and equipment	6,177	5,650
Totals	32,948	27,413
Less accumulated depreciation	8,459	8,835
Premises and equipment, net	$24,489	$18,578
Included in buildings and improvements at December 31, 2018 and 2017, is $764,000 and $1,884,000, respectively, in construction in progress. These amounts relate to branch locations which were under construction. These balances begin accumulating depreciation upon being placed in service.
Depreciation and amortization of premises and equipment charged to operating expense totaled approximately $1,116,000, $1,126,000, and $900,000 for the years ended December 31, 2018, 2017, and 2016, respectively.
Note 8 Other Real Estate Owned
Changes in OREO for the years ended December 31 were as follows (dollar amounts in thousands):
	2018	2017
Beginning of year	$6,270	$1,583
Transfers in	1,310	2,259
Assets Acquired	—	2,708
Gain (loss) on sale of OREO and valuation allowance	(252)	49
Sales	(3,736)	(329)
End of year	$3,592	$6,270
Activity in the valuation allowance for the years ended December 31 was as follows (dollar amounts in thousands):
	2018	2017	2016
Beginning of year	$2,078	$2,094	$2,142
Additions charged to expense	130	—	37
Valuation relieved due to sale of OREO	—	(16)	(85)
End of year	$2,208	$2,078	$2,094
Note 9 Investment in Minority-owned Subsidiaries
The Corporation has a 49.8% membership interest in UFS. The business operations of UFS consist of providing data processing and other information technology services to the Corporation and other financial institutions. As of December 31, 2018 and 2017, UFS had total assets of  $22,140,000 and $20,803,000 and liabilities of  $1,905,000 and $2,641,000, respectively. The Corporation’s investment in UFS was $10,005,000 and $8,947,000 at December 31, 2018 and 2017, respectively. The investment is accounted for on the equity method. The Corporation’s undistributed earnings from its investment in UFS were approximately $2,563,000, $2,390,000, and $2,133,000 for the years ended December 31, 2018, 2017 and 2016, respectively. Data processing service fees paid by the Corporation to UFS were approximately $2,514,000, $2,069,000, and $1,563,000 for the years ended December 31, 2018, 2017 and 2016, respectively.
The Corporation has a contract with UFS that was renewed for five years on January 1, 2018.
The Corporation’s proportionate share of earnings of UFS flow through to its tax return. Deferred income taxes of approximately $939,000 and $679,000 were provided to account for the difference in the tax and book basis of assets and liabilities held at UFS at December 31, 2018 and 2017, respectively. During 2018, 2017 and 2016, the Corporation received $1,505,000, $915,000 and $814,000 in dividends from UFS, respectively.
TVG, the insurance subsidiary of the Bank, has a 30.0% investment in Ansay. Ansay is a family-owned independent insurance agency that has operated in Wisconsin since 1946, managing the insurance and risk needs of commercial and personal insurance clients in Wisconsin and the Midwest. As of December 31, 2018 and 2017, Ansay had total assets of $63,951,000 and $43,339,000 and liabilities of  $45,289,000 and $26,356,000, respectively. The Corporation’s investment in Ansay, which is accounted for using the equity method, was $15,392,000 and $12,568,000 at December 31, 2018 and 2017, respectively. The Corporation recognized undistributed earnings of approximately $1,984,000, $1,663,000 and $1,538,000 and received dividends of  $1,432,000, $964,000 and $933,000 from its investment in Ansay during the years ended December 31, 2018, 2017 and 2016, respectively.
As of December 31, 2018 and 2017, Ansay had term loans with the Bank totaling approximately $21,799,000 and $14,100,000, respectively. Ansay has an available revolving line of credit of $1.0 million with the Bank with no amounts outstanding as of December 31, 2018 and 2017.
Ansay maintained deposits at the Bank totaling $6,009,000 and $6,919,000 as of December 31, 2018 and 2017, respectively.
The CEO of Ansay, Michael G. Ansay, serves as Chairman of the Board of the Corporation. As a related party, during 2018, 2017 and 2016 the Corporation purchased director and officer fidelity bond and commercial insurance coverage through Ansay spending approximately $165,000, $164,000 and $129,000, respectively.
The Corporation’s proportionate share of earnings of Ansay flow through to its tax return. Deferred income taxes of approximately $1,299,000 and $696,000 were provided to account for the difference in the tax and book basis of assets and liabilities held at Ansay as of December 31, 2018 and 2017, respectively.
Note 10 Intangible Assets
The gross carrying amount and accumulated amortization of intangible assets (excluding goodwill) for the years ended December 31 are as follows (dollar amounts in thousands):
	2018		2017
	Gross Carrying Amount	Intangible Accumulated Amortization	Gross Carrying Amount	Intangible Accumulated Amortization
Core deposit intangible	$3,097	$885	$3,097	$129
Mortgage servicing rights	3,085	—	2,610	—
Totals	$6,182	$885	$5,707	$129
Amortization expense was approximately $756,000, $132,000 and $18,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

Mortgage servicing rights are carried at fair value; therefore, there is no amortization expense. The following table shows the estimated future amortization expense of amortizing intangible assets. The projections of amortization expense are based on existing asset balances as of December 31, 2018 (dollar amounts in thousands):
Core Deposit Intangible
2019	$645
2020	535
2021	424
2022	313
2023	203
Thereafter	92
Total	$2,212
Note 11 Goodwill
Goodwill was $15,024,000 at December 31, 2018 and $15,085,000 at December 31, 2017. As detailed in Note 2, there were additions to the carrying amount of goodwill in 2017 of approximately $7,101,000 related to the Waupaca acquisition. Changes during 2018 were the result of the refinement of closing date estimates of the fair value of acquired assets and liabilities.
Note 12 Deposits
The composition of deposits at December 31 is as follows (dollar amounts in thousands):
	2018	2017
Noninterest-bearing demand deposits	$448,765	$436,638
Interest-bearing demand deposits	92,107	114,711
Savings deposits	616,138	580,665
Time deposits	382,450	374,628
Brokered CD’s	17,707	—
Total deposits	$1,557,167	$1,506,642
Time deposits of  $250,000 or more were approximately $81,663,000 and $58,168,000 at December 31, 2018 and 2017, respectively.
The scheduled maturities of time deposits at December 31, 2018, are summarized as follows (dollar amounts in thousands):
2019	$232,663
2020	71,162
2021	54,859
2022	14,052
2023	24,553
Thereafter	2,868
Total	$400,157
Note 13 Securities Sold Under Repurchase Agreements
Securities sold under repurchase agreements have contractual maturities up to one year from the transaction date with variable and fixed rate terms. The agreements to repurchase securities require that the Corporation (seller) repurchase identical securities as those that are sold. The securities underlying the agreements were under the Corporation’s control.

Information concerning securities sold under repurchase agreements at December 31 consists of the following (dollar amounts in thousands):
	2018	2017	2016
Outstanding balance at the end of the year	$31,489	$47,568	$50,106
Weighted average interest rate at the end of the year	2.43%	1.44%	0.69%
Average balance during the year	$22,315	$26,537	$24,646
Average interest rate during the year	1.79%	1.01%	0.28%
Maximum month end balance during the year	$48,010	$53,745	$50,106
Note 14 Notes Payable
The Bank had no advances outstanding from FHLB at December 31, 2018 or 2017. From time to time the Bank utilized short-term FHLB advances to fund liquidity during 2018 and 2017.
At December 31, 2018 and 2017, respectively, total loans available to be pledged as collateral on FHLB borrowings were approximately $697,300,000 and $564,400,000 and, of that total, $316,200,000 and $262,400,000 qualified as eligible collateral. The Bank owned $1,700,000 and $4,500,000 of FHLB stock at December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017, the Bank had $55,000,000 and $20,700,000 million of credit outstanding from the FHLB, respectively, which consisted entirely of letters of credit. At December 31, 2018 and 2017, the Bank had available liquidity of  $261,200,000 and $241,700,000 for future draws, respectively. FHLB stock is included in other investments at December 31, 2018 and 2017. This stock is recorded at cost, which approximates fair value.
The Corporation maintains a $5,000,000 line of credit with a commercial bank. At December 31, 2017, the Corporation had an outstanding balance of  $5,000,000 on this line. There were no outstanding balances on this note at December 31, 2018. Any future borrowings under this note would carry interest at a variable rate with a floor of 3.50%, due in full on May 25, 2019.
The Corporation maintains a $5,000,000 line of credit with another commercial bank. There were no outstanding balances on this note at December 31, 2018 or 2017. Any future borrowings under this note would carry interest at a variable rate with a floor of 3.25%, due in full on May 19, 2019.
During September 2017, the Corporation entered into a term loan agreement with a commercial bank. The Corporation had up to twelve months from entering this agreement to borrow funds up to a maximum availability of  $5,000,000. As of December 31, 2017, the Corporation had an outstanding balance of $3,500,000 under this agreement. This note was repaid in full during 2018.
Note 15 Subordinated Notes
During September 2017, the Corporation entered into subordinated note agreements with three separate commercial banks. The Corporation had up to twelve months from entering these agreements to borrow funds up to a maximum availability of  $22,500,000. As of December 31, 2018 and 2017, the Corporation had an outstanding balance of $11,500,000 under these agreements. These notes were all issued with 10-year maturities, carry interest at a variable rate payable quarterly, are callable on or after the sixth anniversary of their issuance dates, and qualify for Tier 2 capital for regulatory purposes.
Note 16 Income Taxes
The components of the provision for income taxes for the years ended December 31 are as follows (dollar amounts in thousands):
	2018	2017	2016
Current tax expense:
Federal	$3,349	$6,340	$6,034
State	2,100	1,862	1,738
Total current	5,449	8,202	7,772
Deferred tax expenses (benefit):
Impact of change in tax rate from tax legislation	—	642	—
Federal	815	(12)	(53)
State	333	(6)	(13)
Total deferred	1,148	624	(66)
Total provision for income taxes	$6,597	$8,826	$7,706

A summary of the sources of differences between income taxes at the federal statutory rate and the provision for income taxes for the years ended December 31 follows (dollar amounts in thousands):
	2018	2017	2016
Tax expense at statutory rate	$6,731	$8,449	$7,917
Increase (decrease) in taxes resulting from:
Tax-exempt interest	(1,105)	(1,279)	(1,068)
State taxes (net of Federal benefit)	1,674	1,210	1,128
Cash surrender value of life insurance	(128)	(192)	(186)
ESOP dividend	(81)	(121)	(104)
Tax credits	(91)	(117)	(122)
Nondeductible expenses associated with acquisition	—	160	—
Deferred tax rate differential from tax legislation	—	642	—
Other	(403)	74	141
Total provision for income taxes	$6,597	$8,826	$7,706

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Corporation’s assets and liabilities. Deferred taxes are included in other assets on the balance sheet. The major components of the net deferred tax asset as of December 31 are presented below (dollar amounts in thousands):
	2018	2017
Deferred tax assets:
Deferred compensation	$1,089	$1,049
Premises and equipment	214	—
Allowance for loan losses	3,336	3,163
Accrued vacation and severance	36	109
Other real estate owned	352	355
Unrealized loss on securities available for sale	97	—
Other	95	132
Total deferred tax assets	5,219	4,808
Deferred tax liabilities:
Investment in acquisition and discount accretion	(162)	(112)
Mortgage servicing rights	(840)	(711)
Premises and equipment	—	(376)
Unrealized gain on securities available for sale	—	(366)
Other investments	(209)	(209)
Prepaid expenses	(66)	(307)
Investment in minority owned subsidiaries	(2,238)	(1,376)
Goodwill and other intangibles	(1,049)	(11)
Total deferred tax liabilities	(4,564)	(3,468)
Net deferred tax asset	$655	$1,340
Tax effects from an uncertain tax position can be recognized in the financial statements only if the position is more likely than not to be sustained on audit, based on the technical merits of the position. The Corporation recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. When applicable, interest and penalties on uncertain tax positions are calculated based on the guidance from the relevant tax authority and included in income tax expense. At December 31, 2018 and 2017, there was no liability for uncertain tax positions. Federal income tax returns for 4 years ended December 31, 2015 through 2018 remain open and subject to review by applicable tax authorities. State income tax returns for 5 years ended December 31, 2014 through 2018 remain open and subject to review by applicable tax authorities.

On December 22, 2017, the President of the United States signed the Tax Cuts and Jobs Act which, among other provisions, reduced the corporate income tax rate from 35% to 21%. As a result, the Corporation recorded a write-down to its net deferred tax asset of approximately $642,000 as of December 31, 2017. The write down resulted in an equivalent increase in tax expense.
Note 17 Employee Benefit Plans
Employee Stock Ownership Plan
The Corporation has a defined contribution profit sharing 401(k) plan which includes the provisions for an employee stock ownership plan (ESOP). The plan is available to all employees over 18 years of age after completion of three months of service. Employees participating in the plan may elect to defer a minimum of 2% of compensation up to the limits specified by law. All participants of the 401(k) plan are eligible for the ESOP and may allocate their contributions to purchase shares of the Corporation’s stock. As of December 31, 2018 and 2017, the plan held 502,963 and 557,548 shares, respectively. These shares are included in the calculation of the Corporation’s earnings per share. The Corporation may make discretionary contributions up to the limits established by IRS regulations. The discretionary match was 35% of participant contributions up to 10% of the employee’s salary in 2018, 2017, and 2016. The Corporation made additional discretionary contributions to the plan of approximately $656,000, $532,000 and $500,000 in 2018, 2017 and 2016, respectively. Total expense associated with the plans was approximately $1,061,000, $842,000 and $767,000 in 2018, 2017 and 2016, respectively.
Share-based Compensation
The Corporation has made restricted share grants during 2018, 2017 and 2016 pursuant to the Bank First National Corporation 2011 Equity Plan. The purpose of the Plan is to provide financial incentives for selected employees and for the non-employee Directors of the Corporation, thereby promoting the long-term growth and financial success of the Corporation. The Corporation stock to be offered under the Plan pursuant to Stock Appreciation Rights (SAR), performance unit awards, and restricted stock and unrestricted Corporation stock awards must be Corporation stock previously issued and outstanding and reacquired by the Corporation. The number of shares of Corporation stock that may be issued pursuant to awards under the Plan shall not exceed, in the aggregate, 659,250. As of December 31, 2018, 160,447 shares of Corporation stock have been awarded under the Plan. Compensation expense for restricted stock is based on the fair value of the awards of Bank First National Corporation common stock at the time of grant. The value of restricted stock grants that are expected to vest is amortized into expense over the vesting periods. For the years ended December 31, 2018, 2017 and 2016, compensation expense of approximately $556,000, $465,000 and $419,000, respectively, was recognized related to restricted stock awards.
As of December 31, 2018, there was $1,307,000 of unrecognized compensation cost related to non-vested restricted stock awards granted under the plan. That cost is expected to be recognized over a weighted average period of 2.68 years. The aggregate grant date fair value of restricted stock awards that vested during 2018 was approximately $483,000.
	For the Year Ended December 31, 2018		For the Year Ended December 31, 2017
	Shares	Weighted- Average Grant- Date Fair Value	Shares	Weighted- Average Grant- Date Fair Value
Restricted Stock
Outstanding at beginning of year	53,619	$26.59	59,543	$21.98
Granted	17,982	46.55	15,975	35.00
Vested	(19,825)	24.36	(21,899)	20.20
Forfeited or cancelled	—	—	—	—
Outstanding at end of year	51,776	$34.27	53,619	$26.59
Deferred Compensation Plan
The Corporation has a deferred compensation agreement with one of its former executive officers. The benefits were payable beginning June 30, 2009, the date of termination of employment with the Corporation via retirement. The estimated annual cash benefit payment upon retirement at the age of 70 under the salary continuation plan is $108,011. The payoff is for the participant’s lifetime and is guaranteed to the participant or their surviving beneficiary for a minimum of 15 years. Related expense for this agreement was approximately $28,000, $31,000, and $35,000 for the years ended December 31, 2018, 2017 and 2016, respectively. The vested present value of future payments of approximately $521,000 and $602,000 at December 31, 2018 and 2017, respectively, is included in other liabilities. During 2018 and 2017, the discount rate used to present value the future payments of this obligation was 4.95%.
The Corporation has a nonqualified deferred compensation plan which permits eligible participants to defer a portion of their compensation. The benefits are generally payable beginning with the earlier of attaining age 70 or resignation from the Corporation. During 2017, this plan was amended to require that benefits paid from the plan be paid in shares of common stock of the Corporation. Prior to this amendment, benefit distributions could be paid either in shares of common stock, or a cash distribution equal to the accumulated value of the benefits owed. As of December 31, 2018 and 2017, the obligations under this plan were valued at $3,477,000 and $3,249,000, respectively, and were included in other liabilities. Expense associated with this plan was approximately $0, $144,000 and $585,000 in 2018, 2017 and 2016, respectively.
Note 18 Stockholders’ Equity and Regulatory Matters
The Bank, as a national bank, is subject to the dividend restrictions set forth by the Office of the Comptroller of the Currency. Under such restrictions, the Bank may not, without the prior approval of the Office of the Comptroller of the Currency, declare dividends in excess of the sum of the current year’s earnings (as defined) plus the retained earnings (as defined) from the prior two years. The dividends that the Bank could declare without the prior approval of the Office of the Comptroller of the Currency as of December 31, 2018 totaled approximately $31,450,000. The payment of dividends may be further limited because of the need for the Bank to maintain capital ratios satisfactory to applicable regulatory agencies.
The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s consolidated financial statements and the Bank’s financial statements. These capital requirements were modified in 2013 with the Basel III capital rules, which establish a new comprehensive capital framework for U.S. banking organizations. The Corporation and Bank became subject to the new rules on January 1, 2015, with a phase-in period for many of the new provisions. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measure of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and the classifications are also subject to qualitative judgment by the regulator in regard to components, risk weighting and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1 (CET1), Tier 1 and total capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital to average assets (as defined). It is management’s opinion, as of December 31, 2018, that the Corporation and the Bank meet all applicable capital adequacy requirements.
The Basel III capital rule requires that banking organizations maintain a minimum CET1 ratio of 4.5%, a Tier 1 capital ratio of 6.0%, and a total capital ratio of 8.0% to be considered “adequately capitalized.” The Basel III capital rule also includes a capital conservation buffer requirement above the minimum risk-based capital ratio requirements that banking organizations must meet in order to avoid limitations on capital distributions (including dividends and repurchases of any Tier 1 capital instrument, including common and qualifying preferred stock) and certain discretionary incentive compensation payments. The multi-year phase-in of the capital conservation buffer requirement began on January 1, 2016, and, for 2017, banking organizations are required to maintain a CET1 capital ratio of at least 5.125%, a Tier 1 capital ratio of at least 6.625%, and a total capital ratio of at least 8.625% to avoid limitations on capital distributions and certain discretionary incentive compensation payments. When fully phased-in on January 1, 2019, banking organizations must maintain a CET1 capital ratio of at least 7.0%, a Tier 1 capital ratio of at least 8.5%, and a total capital ratio of at least 10.5% to avoid limitations on capital distributions and certain discretionary incentive compensation payments.
As of December 31, 2018, the most recent notification from the federal regulatory agencies categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification which management believes have changed the Bank’s category.
The minimum amounts required for capital adequacy purposes and to be well capitalized under prompt corrective action provisions as well as the Corporation’s and the Bank’s actual capital amounts and ratios as of December 31 are presented in the following table (dollar amounts in thousands):
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
2018
Total capital (to risk-weighted assets):
Corporation	$181,201	11.35%	$127,703	8.00%	$157,713	9.88%	NA	NA
Bank	$178,668	11.21%	$127,497	8.00%	$157,459	9.88%	$159,372	10.00%
Tier 1 capital (to risk-weighted assets):
Corporation	$157,453	9.86%	$95,777	6.00%	$125,788	7.88%	NA	NA
Bank	$166,420	10.44%	$95,623	6.00%	$125,585	7.88%	$127,497	8.00%
Common Equity Tier 1 capital (to risk-weighted assets):
Corporation	$157,453	9.86%	$71,833	4.50%	$101,843	6.38%	NA	NA
Bank	$166,420	10.44%	$71,717	4.50%	$101,679	6.38%	$103,592	6.50%
Tier 1 capital (to average assets):
Corporation	$157,453	9.06%	$69,544	4.00%	NA	NA	NA	NA
Bank	$166,420	9.59%	$69,410	4.00%	NA	NA	$86,762	5.00%
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
2017
Total capital (to risk-weighted assets):
Corporation	$165,809	10.80%	$122,868	8.00%	$142,066	9.25%	NA	NA
Bank	$171,642	11.20%	$122,643	8.00%	$141,806	9.25%	$153,304	10.00%
Tier 1 capital (to risk-weighted assets):
Corporation	$142,697	9.29%	$92,151	6.00%	$111,349	7.25%	NA	NA
Bank	$160,030	10.44%	$91,982	6.00%	$111,145	7.25%	$122,643	8.00%
Common Equity Tier 1 capital (to risk-weighted assets):
Corporation	$142,697	9.29%	$69,113	4.50%	$88,311	5.75%	NA	NA
Bank	$160,030	10.44%	$68,987	4.50%	$88,150	5.75%	$99,647	6.50%
Tier 1 capital (to average assets):
Corporation	$142,697	8.47%	$67,415	4.00%	NA	NA	NA	NA
Bank	$160,030	9.56%	$66,984	4.00%	NA	NA	$83,780	5.00%

Note 19 Segment Information
The Corporation, through the branch network of its subsidiary, the Bank, provides a full range of consumer and commercial financial institution services to individuals and businesses in Wisconsin. These services include credit cards; secured and unsecured consumer, commercial, and real estate loans; demand, time, and savings deposits; and ATM processing. The Corporation also offers a full line of insurance services through its equity investment in Ansay and offers data processing services through its equity investment in UFS.
While the Corporation’s chief decision makers monitor the revenue streams of various Corporation products and services, operations are managed and financial performance is evaluated on a Corporation-wide basis. Accordingly, all of the Corporation’s financial institution operations are considered by management to be aggregated in one reportable operating segment.
Note 20 Commitments
The Corporation enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate-lock commitments). Rate-lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements and for fixed rate commitments also considers the difference between current levels of interest rates and committed rates. The notional amount of rate-lock commitments at December 31, 2018 and 2017, was $3,314,000 and $3,186,000, respectively.
The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.
The Bank’s exposure to credit loss is represented by the contractual or notional amount of these commitments. The Bank follows the same credit policies in making commitments as it does for on-balance-sheet instruments. Since some of the commitments are expected to expire without being drawn upon and some of the commitments may not be drawn upon to the total extent of the commitment, the notional amount of these commitments does not necessarily represent future cash requirements.
The following commitments were outstanding at December 31 (dollar amounts in thousands):
	Notional Amount
	2018	2017
Commitments to extend credit:
Fixed	$57,911	$39,027
Variable	268,541	264,995
Credit card arrangements	7,119	5,642
Letters of credit	25,261	25,904
Commitments to extend credit are agreements to lend to a customer at fixed or variable rates as long as there is no violation of any condition established in the contract. Commitments have fixed expiration dates or other termination clauses and may require payment of a fee. The amount of collateral obtained upon extension of credit is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable; inventory; property, plant, and equipment; real estate; and stocks and bonds.
Letters of credit include approximately $19,323,000 of direct pay letters of credit and $5,938,000 of standby letters of credit. Direct pay letters of credit generally are issued to support the marketing of industrial development revenue and housing bonds and provide that all debt service payments will be paid by drawing on the letter of credit. The letter of credit draws are then repaid by draws from the customer’s bank account. Standby letters of credit are conditional lending commitments issued by the Corporation to guaranty the performance of a customer to a third party. Generally, all standby letters of credit issued have expiration dates within one year.

The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation generally holds collateral supporting these commitments. The majority of the Corporation’s loans, commitments, and letters of credit have been granted to customers in the Corporation’s market area. The concentrations of credit by type are set forth in Note 4. Standby letters of credit were granted primarily to commercial borrowers. Management believes the diversity of the local economy will prevent significant losses in the event of an economic downturn.
Note 21 Fair Value of Financial Instruments
Accounting guidance establishes a fair value hierarchy to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value.
Level 1:
Quoted prices (unadjusted) on identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

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

Information regarding the fair value of assets measured at fair value on a recurring basis is as follows (dollar amounts in thousands):
	Instruments Measured At Fair Value	Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2018
Assets
Securities available for sale
Obligations of states and political subdivisions	$51,893	$—	$51,493	$400
Mortgage-backed securities	50,569	—	50,569	—
Corporate notes	16,444	—	16,444	—
Mortgage servicing rights	3,085	—	3,085	—
December 31, 2017
Assets
Securities available for sale
Obligations of states and political subdivisions	$59,390	$—	$58,890	$500
Mortgage-backed securities	42,635	—	42,635	—
Corporate notes	16,520	—	16,520	—
U.S. Treasury securities	498	—	498	—
Mortgage servicing rights	2,610	—	2,610	—
Fair value of assets measured on a recurring basis using significant unobservable inputs (Level 3) at December 31 are as follows (dollar amounts in thousands):
	2018	2017
Total securities at beginning of year	$500	$1,010
Included in earnings	—	—
Included in other comprehensive income	—	—
Purchases, issuance, and settlements	(100)	—
Transfer in and/or out of level 3	—	(510)
Total securities at end of year	$400	$500

Information regarding the fair value of assets measured at fair value on a non-recurring basis is as follows (dollar amounts in thousands):
	Assets Measured At Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2018
OREO	$3,592	$—	$—	$3,592
Impaired Loans, net of impairment reserve	20,872	—	—	20,872
	$24,464	$—	$—	$24,464
December 31, 2017
OREO	$6,270	$—	$—	$6,270
Impaired Loans, net of impairment reserve	18,372	—	—	18,372
	$24,642	$—	$—	$24,642
The following is a description of the valuation methodologies used by the Corporation for the items noted in the table above, including the general classification of such instruments in the fair value hierarchy. For individually evaluated impaired loans, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, the estimated fair value of the underlying collateral for collateral-dependent loans, or the estimated liquidity of the note. For OREO, the fair value is based upon the estimated fair value of the underlying collateral adjusted for the expected costs to sell. The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets:
	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
As of December 31, 2018
OREO	Third-party appraisals, sales contracts or brokered price opinions	Collateral discounts and estimated costs to sell	0% - 40%	18.6%
Impaired loans	Third-party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 100%	9.3%
As of December 31, 2017
OREO	Third-party appraisals, sales contracts or brokered price opinions	Collateral discounts and estimated costs to sell	0% - 100%	15.7%
Impaired loans	Third-party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 100%	6.1%
The following methods and assumptions were used by the Corporation to estimate fair value of financial instruments.
Cash and cash equivalents - Fair value approximates the carrying amount.
Securities - The fair value measurement is obtained from an independent pricing service and is based on recent sales of similar securities and other observable market data.

Loans - Fair value of variable rate loans that reprice frequently are based on carrying value. Fair value of other loans is estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings. Fair value of impaired and other nonperforming loans are estimated using discounted expected future cash flows or the fair value of the underlying collateral, if applicable.
Other investments - The carrying amount reported in the consolidated balance sheets for other investments approximates the fair value of these assets.
Mortgage servicing rights - Fair values were determined using the present value of future cash flows.
Cash value of life insurance - The carrying amount approximates its fair value.
Deposits - Fair value of deposits with no stated maturity, such as demand deposits, savings, and money market accounts, by definition, is the amount payable on demand on the reporting date. Fair value of fixed-rate time deposits is estimated using discounted cash flows applying interest rates currently offered on similar time deposits.
Securities sold under repurchase agreements - The fair value of securities sold under repurchase agreements with variable rates or due on demand is the amount payable at the reporting date. The fair value of securities sold under repurchase agreements with fixed terms is estimated using discounted cash flows with discount rates at interest rates currently offered for securities sold under repurchase agreements of similar remaining values.
Notes payable and Subordinated notes - Rates currently available to the Corporation for debt with similar terms and remaining maturities are used to estimate fair value of existing debt. Fair value of borrowings is estimated by discounting future cash flows using the current rates at which similar borrowings would be made. Fair value of borrowed funds due on demand is the amount payable at the reporting date.
Off-balance-sheet instruments - Fair value is based on quoted market prices of similar financial instruments where available. If a quoted market price is not available, fair value is based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreement and the company’s credit standing. Since this amount is immaterial, no amounts for fair value are presented.
The carrying value and estimated fair value of financial instruments is as follows (dollar amounts in thousands):
December 31, 2018	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$107,743	$107,743	$—	$—	$107,743
Securities held to maturity	40,768	—	40,477	—	40,477
Securities available for sale	118,906	—	118,506	400	118,906
Loans, net	1,416,246	—	—	1,400,538	1,400,538
Other investments, at cost	4,555	—	—	4,555	4,555
Mortgage servicing rights	3,085	—	3,085	—	3,085
Cash surrender value of life insurance	24,178	24,178	—	—	24,178
Financial liabilities:
Deposits	$1,557,167	$—	$—	$1,449,552	$1,449,552
Securities sold under repurchase agreements	31,489	—	31,489	—	31,489
Subordinated notes	11,500	—	11,500	—	11,500

December 31, 2017	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$101,977	$101,977	$—	$—	$101,977
Securities held to maturity	39,991	—	39,808	—	39,808
Securities available for sale	119,043	—	118,543	500	119,043
Loans, net	1,385,935	—	—	1,375,864	1,375,864
Other investments, at cost	7,226	—	—	7,226	7,226
Mortgage servicing rights	2,610	—	2,610	—	2,610
Cash surrender value of life insurance	23,722	23,722	—	—	23,722
Financial liabilities:
Deposits	$1,506,642	$—	$—	$1,454,580	$1,454,580
Securities sold under repurchase agreements	47,568	—	47,568	—	47,568
Notes payable	8,500	—	8,500	—	8,500
Subordinated notes	11,500	—	11,500	—	11,500
The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Corporation’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Consequently, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Corporation.
Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Corporation’s entire holdings of a particular instrument. Because no market exists for a significant portion of the Corporation’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters that could affect the estimates. Fair value estimates are based on existing on- and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.
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

Note 22 Parent Company Only Financial Statements
Balance Sheets
	December 31
	2018	2017
	(In Thousands)
Assets
Cash and cash equivalents	$72	$360
Investment in Bank	183,290	179,060
Investment in Veritas	2,381	2,367
Other assets	978	929
TOTAL ASSETS	$186,721	$182,716
Liabilities and Stockholders’ Equity
Liabilities
Notes payable	$—	$8,500
Subordinated notes	11,500	11,500
Other liabilities	898	988
Total liabilities	12,398	20,988
Stockholders’ equity:
Common stock	74	74
Additional paid-in capital	27,601	27,528
Retained earnings	168,363	145,879
Treasury stock, at cost	(21,349)	(12,730)
Accumulated other comprehensive income	(366)	977
Total stockholders’ equity	174,323	161,728
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$186,721	$182,716

Statements of Income
	Years Ended December 31
	2018	2017	2016
	(In Thousands)
Income:
Dividends received from Bank	$22,275	$19,480	$6,350
Equity in undistributed earnings of subsidiaries	4,029	(3,773)	8,866
Other income	74	—	—
Total income	26,378	15,707	15,216
Other expenses	1,404	648	499
Benefit for income taxes	(482)	(254)	(196)
Net income	$25,456	$15,313	$14,913

Statements of Cash Flows
	Years Ended December 31,
	2018	2017	2016
	(In Thousands)
Cash flow from operating activities:
Net income	$25,456	$15,313	$14,913
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock compensation	556	465	419
Equity in earnings of subsidiaries (includes dividends)	(26,304)	(15,707)	(15,216)
Changes in other assets and liabilities:
Other assets	(49)	(44)	(107)
Other liabilities	(90)	457	(191)
Net cash provided by (used in) operating activities	(431)	484	(182)
Cash flows from investing activities, net of effects of business combination:
Purchase of securities	—	—	(750)
Dividends received from Bank	22,275	19,480	6,350
Dividends received from Veritas	—	450	—
Net cash used in business combination	—	(33,378)	—
Contribution to subsidiaries	—	—	(50)
Net cash provided by (used in) investing activities	22,275	(13,448)	5,550
Cash flows from financing activities, net of effects of business combination:
Proceeds from (repayment of) revolving line of credit	(5,000)	5,000	—
Proceeds from (repayment of) note payable	(3,500)	3,500	—
Proceeds from subordinated notes	—	11,500	—
Cash dividends paid	(4,530)	(4,046)	(3,666)
Issuance of common stock	1,347	896	448
Repurchase of common stock	(10,449)	(3,631)	(2,587)
Net cash provided by (used in) financing activities	(22,132)	13,219	(5,805)
Net increase (decrease) in cash and cash equivalents	(288)	255	(437)
Cash and cash equivalents at beginning	360	105	542
Cash and cash equivalents at end	$72	$360	$105
Supplemental schedule of noncash activities:
Amortization of unrealized holding gains on securities transferred from available for sale to held to maturity recognized in other comprehensive income, net of tax	$(60)	$(80)	$(109)
Change in unrealized gains and losses on investment securities available for sale, net of tax	(1,367)	604	(823)

Note 23 Earnings Per Common Shares
See Note 1 for the Corporation’s accounting policy regarding per share computations. Earnings per common share and related information are summarized as follows:
	Years Ended December 31,
	2018	2017	2016
Net income available to common shareholders (in thousands)	$25,456	$15,313	$14,913
Weighted average common shares outstanding	6,673,758	6,285,901	6,220,694
Earnings per share - basic and diluted	$3.81	$2.44	$2.40
Note 24 Quarterly Results of Operations (unaudited)
2018 Quarters	Fourth	Third	Second	First
	(Dollars in Thousands, Except Share and Per Share Data)
Interest income	$19,753	$19,510	$19,372	$19,309
Interest expense	4,240	3,974	3,604	3,027
Net interest and dividend income	15,513	15,536	15,768	16,282
Provision for loan losses	750	800	900	485
Net interest and dividend income after provision for loan losses	14,763	14,736	14,868	15,797
Noninterest income	2,553	2,508	3,027	3,443
Noninterest expense	9,893	9,708	10,064	9,977
Income before provision for income taxes	7,423	7,536	7,831	9,263
Provision for income taxes	1,362	1,604	1,431	2,200
Net income	$6,061	$5,932	$6,400	$7,063
Share data
Weighted average common shares outstanding, basic and diluted	6,647,586	6,661,337	6,672,344	6,714,347
Earnings per share, basic and diluted	$0.91	$0.89	$0.96	$1.05
2017 Quarters	Fourth	Third	Second	First
	(Dollars in Thousands, Except Share and Per Share Data)
Interest income	$17,430	$12,629	$11,949	$11,464
Interest expense	2,298	1,997	1,818	1,619
Net interest and dividend income	15,132	10,632	10,131	9,845
Provision for loan losses	420	255	170	210
Net interest and dividend income after provision for loan losses	14,712	10,377	9,961	9,635
Noninterest income	1,888	2,256	2,970	2,734
Noninterest expense	10,418	6,985	6,638	6,353
Income before provision for income taxes	6,182	5,648	6,293	6,016
Provision for income taxes	2,904	1,818	2,081	2,023
Net income	$3,278	$3,830	$4,212	$3,993
Share data
Weighted average common shares outstanding, basic and diluted	6,612,114	6,151,737	6,172,413	6,205,428
Earnings per share, basic and diluted	$0.50	$0.62	$0.68	$0.64

Note 25 Pending Merger Transaction
On January 22, 2019, the Corporation entered into an Agreement and Plan of Merger with Partnership Community Bancshares, Inc. (Partnership), a Wisconsin Corporation, under which Partnership will merge with and into the Corporation and Partnership’s banking subsidiary, Partnership Bank, will merge with and into the Bank. The transaction is expected to close early in the third quarter of 2019 and is subject to, among other items, approval by the shareholders of Partnership and regulatory agencies. Merger consideration will consist 65% of common stock of the Corporation and 35% of cash, and will total approximately $41 million, subject to the fair market valuation of the Corporation’s common stock on the date of closing. Based on results as of December 31, 2018, the combined company would have total assets of approximately $2.1 billion, loans of approximately $1.7 billion and deposits of approximately $1.8 billion.

ITEM 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously disclosed by the Company in a Current Report on Form 8-K filed with the SEC on December 6, 2018, on November 29, 2018, the Audit Committee of the Company decided to dismiss CliftonLarsonAllen LLP (“CLA”) as the Company’s independent registered public accounting firm and re-engage Porter Keadle Moore, LLC (“PKM”) as the Company’s independent registered public accounting firm.
On February 27, 2018 the Audit Committee approved CLA to serve as the Company’s independent registered public accounting firm for the year ending December 31, 2018. Therefore, CLA has not audited the Company’s financial statements for the two most recent fiscal years, and hence there is no report of CLA that contains any adverse opinion or disclaimer of opinion, or is qualified or modified as to uncertainty, audit scope or accounting principles. In addition, during the interim period from February 27, 2018 through November 29, 2018, there were no “disagreements” (as described in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and CLA on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to CLA’s satisfaction, would have caused CLA to make reference in connection with CLA’s opinion to the subject matter of the disagreement.
Prior to February 27, 2018, PKM has previously served as the Company’s independent registered accounting firm during the years ended December 31, 2017 and 2016, and the subsequent interim period from January 1, 2018 through February 27, 2018 when PKM was dismissed and CLA was approved. PKM was also engaged on a one-time basis from May 24, 2018 to August 15, 2018 to reissue its report on the Company’s consolidated financial statements for the years ended December 31, 2017 and 2016 under the standards of the Public Company Accounting Oversight Board in connection with the Company’s filing of its Form 10 Registration Statement with the SEC.
Therefore, during the years ended December 31, 2017 and 2016 and the subsequent interim period from January 1, 2018 through February 27, 2018 and from May 24, 2018 through August 15, 2018, (1) the Company has consulted PKM regarding the application of accounting principles to a number of transactions and audit opinions on the Company’s financial statements, and PKM has provided written reports and/or oral advice to the Company that PKM concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issues, and (2)(i) the Company did not have any disagreements with PKM on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PKM, would have caused PKM to make reference to the subject matter of the disagreements in connection with its report on the consolidated financial statements for such periods, and (ii) there were no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K.
In addition, during the interim period from February 27, 2018 through May 24, 2018 and from August 15, 2018 through November 29, 2018, the Company did not consult PKM regarding (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided to the Company that PKM concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue, and (2) any matter that was the subject of a “disagreement” or a “reportable event”, each as defined in Regulation S-K Item 304(a)(1)(iv) and Item 304(a)(1)(v), respectively.
ITEM 9A.
CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of December 31, 2018 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, the Company’s disclosure controls and procedures were effective for ensuring that information the

Company is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s senior management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of the financial statements. No matter how well designed, internal control over financial reporting has inherent limitations, including the possibility that a control can be circumvented or overridden, and misstatements due to error or fraud may occur and not be detected. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on this assessment management has determined that, as of December 31, 2018, the Company’s internal control over financial reporting is effective based on the specified criteria.
This Annual Report does not include an attestation report from our registered public accounting firm regarding our internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit emerging growth companies, which we are, to provide only Management’s Annual Report on Internal Control over Financial Reporting in this Annual Report.
Changes in Internal Controls
There was no change in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the Effectiveness of Controls
The Company’s management recognizes that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, errors and instances of fraud, if any, within the Company have been detected.
ITEM 9B.
OTHER INFORMATION

None.

PART III
ITEM 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in Part III, Item 10 will be under the headings “Proposal 1—Election of Directors,” “Executive Officers,” “Corporate Governance,” “Committees of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the 2019 Annual Meeting of Shareholders, incorporated herein by reference.
ITEM 11.
EXECUTIVE COMPENSATION

The information required in Part III, Item 11 will be under the headings “Director Compensation,” “Named Executive Officer Compensation” and “Committees of the Board of Directors” in the Company’s definitive proxy statement for the 2019 Annual Meeting of Shareholders, incorporated herein by reference.
ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information
The following table provides information as of December 31, 2018 with respect to shares of common stock that may be issued under the Company’s equity compensation plans.
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan Category
Equity compensation plans approved by security holders	0	$0	498,888
Total at December 31, 2018	0	$0	498,888
The remaining information required in Part III, Item 12 will be under the heading “Common Stock Ownership of Certain Beneficial Owners and Management” in the Company’s definitive proxy statement for the 2019 Annual Meeting of Shareholders, incorporated herein by reference.
ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in Part III, Item 13 will be under the headings “Certain Relationships and Related-Party Transactions” and “Corporate Governance” in the Company’s definitive proxy statement for the 2019 Annual Meeting of Shareholders, incorporated herein by reference.
ITEM 14.
PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required in Part III, Item 14 will be under the heading “Information Regarding the Corporation’s Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement for the 2019 Annual Meeting of Shareholders, incorporated herein by reference.

PART IV
ITEM 15.
EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements
The following consolidated financial statements of Bank First and our subsidiaries and related reports of our independent registered public accounting firm are incorporated in this Item 15. by reference from Part II - Item 8. Financial Statements and Supplementary Data of this Report.
Report of Independent Registered Public Accounting Firm
Consolidated balance sheets as of December 31, 2018 and 2017
Consolidated statements of income for the years ended December 31, 2018, 2017 and 2016
Consolidated statements of comprehensive income for the years ended December 31, 2018, 2017 and 2016
Consolidated statements of changes in shareholders’ equity for the years ended December 31, 2018, 2017 and 2016
Consolidated statements of cash flows for the years ended December 31, 2018, 2017 and 2016
Notes to Consolidated Financial Statements
2. Financial Statement Schedules
None are applicable because the required information has been incorporated in the consolidated financial statements and notes thereto of Bank First and our subsidiaries which are incorporated in this Annual Report by reference.
3. Exhibits
The following exhibits are filed or furnished herewith or are incorporated herein by reference to other documents previously filed with the SEC.
EXHIBIT INDEX
Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated May 11, 2017, by and among Bank First National Corporation, BFNC Merger Sub, LLC, and Waupaca Bancorporation, Inc. (filed as Exhibit 2.1 to the Company’s Registration Statement on Form 10-12B (File No. 001-38676) filed with the SEC on September 24, 2018 and incorporated herein by reference).

2.2
First Amendment to Agreement and Plan of Merger, dated July 20, 2017, to that certain Agreement and Plan of Merger, dated as of May 11, 2017, by and among Bank First National Corporation, BFNC Merger Sub, LLC, and Waupaca Bancorporation, Inc. (filed as Exhibit 2.2 to the Company’s Registration Statement on Form 10-12B (File No. 001-38676) filed with the SEC on September 24, 2018 and incorporated herein by reference).

2.3
Agreement and Plan of Merger, dated January 22, 2019, by and between Bank First National Corporation and Partnership Community Bancshares, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2019 and incorporated herein by reference).

3.1
Restated Articles of Incorporation of Bank First National Corporation (filed as Exhibit 3.1 to the Company’s Registration Statement on Form 10-12B/A (File No. 001-38676) filed with the SEC on October 17, 2018 and incorporated herein by reference).

3.2
Amended and Restated Bylaws of Bank First National Corporation (filed as Exhibit 3.2 to the Company’s Registration Statement on Form 10-12B/A (File No. 001-38676) filed with the SEC on October 17, 2018 and incorporated herein by reference.)

Exhibit No.	Description
4.1
Form of Certificate of Common Stock of Bank First National Corporation (filed as Exhibit 4.1 to the Company’s Registration Statement on Form 10-12B (File No. 001-38676) filed with the SEC on September 24, 2018 and incorporated herein by reference).

10.1
Bank First National Corporation 2011 Equity Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form 10-12B (File No. 001-38676) filed with the SEC on September 24, 2018 and incorporated herein by reference).*

10.2
Amendments to Bank First National Corporation 2011 Equity Plan (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2019 and incorporated herein by reference).*

10.3
Bank First National Amended and Restated Nonqualified Deferred Compensation Plan (filed as Exhibit 10.2 to the Company’s Registration Statement on Form 10-12B (File No. 001-38676) filed with the SEC on September 24, 2018 and incorporated herein by reference).*

10.4	Amendment to Bank First National Amended and Restated Nonqualified Deferred Compensation Plan.*
21	Subsidiaries of Bank First National Corporation.
23	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney contained on the signature pages of this 2018 Annual Report on Form 10-K and incorporated herein by reference.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data File.
* Compensatory plan or arrangement.
ITEM 16.
FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Bank First National Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
BANK FIRST NATIONAL CORPORATION
March 26, 2019	By: /s/ Michael B. Molepske Michael B. Molepske Chief Executive Officer and President (Principal Executive Officer)
March 26, 2019	By: /s/ Kevin M. LeMahieu Kevin M. LeMahieu Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael B. Molepske and Kevin M. LeMahieu and each of them, his or her true and lawful attorney(s)-in-fact and agent(s), with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this report and to file the same, with all exhibits and schedules thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney(s)-in-fact and agent(s) full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney(s)-in-fact and agent(s), or their substitute(s), may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.
/s/ Michael G. Ansay Michael G. Ansay	Chairman of the Board, Director	March 26, 2019
/s/ Donald R. Brisch Donald R. Brisch	Director	March 26, 2019
/s/ Michael P. Dempsey Michael P. Dempsey	Director	March 26, 2019
/s/ Robert D. Gregorski Robert D. Gregorski	Director	March 26, 2019
/s/ Michael B. Molepske Michael B. Molepske	Director	March 26, 2019
/s/ Katherine M. Reynolds Katherine M. Reynolds	Director	March 26, 2019
/s/ David R. Sachse David R. Sachse	Director	March 26, 2019
/s/ Peter J. Van Sistine Peter J. Van Sistine	Director	March 26, 2019
/s/ Robert J. Wagner Robert J. Wagner	Director	March 26, 2019