Form 10-Q
period 2019-03-31
Bank First National Corp
filed 2019-05-08
CIK 1746109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name on each exchange on which registered
Common Stock, par value $0.01 per share	BFC	The Nasdaq Stock Market LLC

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of May 8, 2019 was 6,577,045 shares.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS:

BANK FIRST NATIONAL CORPORATION

Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2019	December 31, 2018
	(Unaudited)	(Audited)

Assets
Cash and due from banks	$29,478	$41,435
Interest-bearing deposits	17,642	21,830
Federal funds sold	62,058	44,478
Cash and cash equivalents	109,178	107,743
Securities held to maturity, at amortized cost ($41,112 and $40,477 fair value at March 31, 2019 and December 31, 2018, respectively)	40,769	40,768
Securities available for sale, at fair value	122,761	118,906
Loans held for sale	596	-
Loans, net	1,419,285	1,416,246
Premises and equipment, net	26,915	24,489
Goodwill	15,024	15,024
Other investments	4,427	4,555
Cash value of life insurance	24,331	24,178
Intangible assets, net	5,136	5,297
Other real estate owned (“OREO”)	3,880	3,592
Investment in minority-owned subsidiaries	26,263	25,397
Other assets	6,843	6,970
TOTAL ASSETS	$1,805,408	$1,793,165

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Interest-bearing deposits	$1,108,823	$1,108,402
Noninterest-bearing deposits	464,854	448,765
Total deposits	1,573,677	1,557,167
Securities sold under repurchase agreements	25,484	31,489
Subordinated notes	11,500	11,500
Other liabilities	15,570	18,686
Total liabilities	1,626,231	1,618,842
Stockholders' equity:
Serial preferred stock - $0.01 par value
Authorized - 5,000,000 shares	-	-
Common stock - $0.01 par value
Authorized - 20,000,000 shares
Issued - 7,368,083 shares as of March 31, 2019 and December 31, 2018
Outstanding - 6,577,045 and 6,610,358 shares as of March 31, 2019 and December 31, 2018, respectively	74	74
Additional paid-in capital	27,305	27,601
Retained earnings	173,644	168,363
Treasury stock, at cost - 791,038 and 757,725 shares as of March 31, 2019 and December 31, 2018, respectively	(23,333)	(21,349)
Accumulated other comprehensive income (loss)	1,487	(366)
Total stockholders' equity	179,177	174,323
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,805,408	$1,793,165

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

BANK FIRST NATIONAL CORPORATION

Consolidated Statements of Income

(In thousands, except per share data) (Unaudited)

	Three months ended March 31,
	2019	2018

Interest income:
Loans, including fees	$18,226	$17,725
Securities:
Taxable	744	703
Tax-exempt	426	466
Other	327	415
Total interest income	19,723	19,309
Interest expense:
Deposits	4,225	2,363
Securities sold under repurchase agreements	130	93
Borrowed funds	168	571
Total interest expense	4,523	3,027
Net interest income	15,200	16,282
Provision for loan losses	625	485
Net interest income after provision for loan losses	14,575	15,797
Noninterest income:
Service charges	679	846
Income from Ansay and Associates, LLC (“Ansay”)	875	1,196
Income from UFS, LLC (“UFS”)	594	609
Loan servicing income	223	242
Net gain on sales of mortgage loans	87	157
Noninterest income from strategic alliances	19	23
Other	829	370
Total noninterest income	3,306	3,443
Noninterest expense:
Salaries, commissions, and employee benefits	5,310	5,317
Occupancy	849	1,350
Data processing	913	939
Postage, stationery, and supplies	123	167
Net loss on sales and valuations of OREO	36	136
Net gain on sales of securities	-	(3)
Net gain on sale of other investments	(234)	-
Advertising	74	52
Charitable contributions	131	373
Outside service fees	684	520
Amortization of intangibles	161	189
Other	1,255	937
Total noninterest expense	9,302	9,977
Income before provision for income taxes	8,579	9,263
Provision for income taxes	1,992	2,200
Net Income	$6,587	$7,063
Earnings per share - basic	$1.00	$1.05
Earnings per share - diluted	$1.00	$1.05
Dividends per share	$0.20	$0.16

See accompanying notes to unaudited consolidated financial statements

ITEM 1. Financial Statements Continued:

BANK FIRST NATIONAL CORPORATION

Consolidated Statements of Comprehensive Income

(In thousands) (Unaudited)

	Three Months Ended
	March 31,
	2019	2018

Net Income	$6,587	$7,063
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities:
Unrealized holding gains (losses) arising during period	2,357	(1,774)
Amortization of unrealized holding gains on securities transferred from available for sale to held to maturity	(11)	(40)
Reclassification adjustment for gains included in net income	-	(3)
Income tax benefit (expense)	(493)	465
Total other comprehensive income (loss)	1,853	(1,352)
Comprehensive income	$8,440	$5,711

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

BANK FIRST NATIONAL CORPORATION

Consolidated Statement of Stockholders’ Equity

(In thousands, except per share data) (Unaudited)

						Accumulated
	Serial		Additional			Other	Total
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive	Stockholders'
	Stock	Stock	Capital	Earnings	Stock	Income (Loss)	Equity
	(In Thousands, except share and per share amounts)

Balance at January 1, 2018	$-	$74	$27,528	$145,879	$(12,730)	$977	$161,728
Net income	-	-	-	7,063	-	-	7,063
Other comprehensive loss	-	-	-	-	-	(1,352)	(1,352)
Purchase of treasury stock	-	-	-	-	(5,648)	-	(5,648)
Sale of treasury stock	-	-	-	-	951	-	951
Cash dividends ($0.16 per share)	-	-	-	(1,067)	-	-	(1,067)
Amortization of stock-based compensation	-	-	121	-	-	-	121
Vesting of restricted stock awards	-	-	(433)	-	433	-	-

Balance at March 31, 2018	$-	$74	$27,216	$151,875	$(16,994)	$(375)	$161,796

Balance at January 1, 2019	$-	$74	$27,601	$168,363	$(21,349)	$(366)	$174,323
Net income	-	-	-	6,587	-	-	6,587
Other comprehensive income	-	-	-	-	-	1,853	1,853
Purchase of treasury stock	-	-	-	-	(2,489)	-	(2,489)
Issuance of treasury stock as
deferred compensation payout	-	-	14	-	43	-	57
Cash dividends ($0.20 per share)	-	-	-	(1,306)	-	-	(1,306)
Amortization of stock-based compensation	-	-	152	-	-	-	152
Vesting of restricted stock awards	-	-	(462)	-	462	-	-

Balance at March 31, 2019	$-	$74	$27,305	$173,644	$(23,333)	$1,487	$179,177

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

BANK FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Three Months Ended March 31,
	2019	2018
	(In Thousands)
Cash flows from operating activities:
Net income	$6,587	$7,063
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	625	485
Depreciation and amortization of premises and equipment	277	306
Amortization of intangibles	161	189
Net amortization of securities	94	110
Amortization of stock-based compensation	152	121
Accretion of purchase accounting valuations	(1,024)	(1,981)
Net change in deferred loan fees and costs	(99)	(93)
Change in fair value of mortgage servicing rights (“MSR”)	(536)	70
Loss from sale and disposal of premises and equipment	23	123
Loss on sale of OREO and valuation allowance	36	136
Proceeds from sales of mortgage loans	7,382	7,542
Originations of mortgage loans held for sale	(7,977)	(7,915)
Gain on sales of mortgage loans	(87)	(157)
Realized gain on sale of securities available for sale and other investments	(234)	(3)
Undistributed income of UFS joint venture	(594)	(609)
Undistributed income of Ansay joint venture	(875)	(1,196)
Net earnings on life insurance	(153)	(149)
(Increase) decrease in other assets	(366)	1,333
Decrease in other liabilities	(4,786)	(5,278)
Net cash provided by (used in) operating activities	(1,394)	97
Cash flows from investing activities:
Activity in securities available for sale and held to maturity:
Sales	-	86
Maturities, prepayments, and calls	1,411	3,779
Purchases	(3,015)	(10,175)
Net increase in loans	(3,314)	(6,451)
Dividends received from UFS	284	286
Dividends received from Ansay	319	251
Proceeds from sale of OREO	402	828
Proceeds from sale of other investments	984	2,639
Proceeds from sale of premises and equipment	-	149
Purchases of premises and equipment	(999)	(5,600)
Net cash used in investing activities	(3,928)	(14,208)

ITEM 1. Financial Statements Continued:

BANK FIRST NATIONAL CORPORATION

Consolidated Statements of Cash Flows (Continued)

(In thousands) (Unaudited)

	Three Months ended March 31,
	2019	2018
	(In Thousands)
Cash flows from financing activities:
Net increase (decrease) in deposits	$16,557	$(38,160)
Net decrease in securities sold under repurchase agreements	(6,005)	(21,689)
Proceeds from advances of borrowed funds	-	217,000
Repayment of borrowed funds	-	(200,000)
Repayment of notes payable	-	(1,500)
Dividends paid	(1,306)	(1,067)
Proceeds from sales of treasury stock	-	951
Repurchase of common stock	(2,489)	(5,648)
Net cash (used in) provided by financing activities	6,757	(50,113)
Net increase (decrease) in cash and cash equivalents	1,435	(64,224)
Cash and cash equivalents at beginning of period	107,743	101,977
Cash and cash equivalents at end of period	$109,178	$37,753

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$4,211	$2,886
Income taxes	-	-
Supplemental schedule of noncash activities:
Loans transferred to OREO	726	620
MSR resulting from sale of loans	78	70
Amortization of unrealized holding gains on securities transferred from available for sale to held to maturity recognized in other comprehensive income, net of tax	(9)	(32)
Change in unrealized gain (loss) on investment securities available for sale, net of tax	1,862	(1,406)
Payment of deferred compensation through issuance of treasury stock	57	-

See accompanying notes to unaudited consolidated financial statements.

BANK FIRST NATIONAL CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

NOTE 1 – BASIS OF PRESENTATION

Bank First National Corporation (the “Company”) provides a variety of financial services to individual and corporate customers through its wholly-owned subsidiary, Bank First, N.A. (the “Bank”). The Bank operates as a full-service financial institution with a primary market area including, but not limited to, the counties in which the Bank’s branches are located. The Bank has eighteen locations located in Manitowoc, Outagamie, Brown, Winnebago, Sheboygan, Waupaca and Barron counties in Wisconsin. The Company and Bank are subject to the regulations of certain federal agencies and undergo periodic examinations by those regulatory authorities.

These interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures required by GAAP have been omitted or abbreviated. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (“Annual Report”).

The unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results for interim periods are not necessarily indicative of results for a full year.

Critical Accounting Policies and Estimates

Preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, the allowance for loan losses (“ALL”), valuation of loans in acquisition transactions, useful lives for depreciation and amortization, fair value of financial instruments, other-than-temporary impairment calculations, valuation of deferred tax assets, uncertain income tax positions and contingencies. Estimates that are particularly susceptible to significant change for the Company include the determination of the ALL, the determination and assessment of deferred tax assets and liabilities, and the valuation of loans acquired in acquisition transactions; therefore, these are critical accounting policies. Factors that may cause sensitivity to the aforementioned estimates include but are not limited to: external market factors such as market interest rates and employment rates, changes to operating policies and procedures, changes in applicable banking or tax regulations, and changes to deferred tax estimates. Actual results may ultimately differ from estimates, although management does not generally believe such differences would materially affect the consolidated financial statements in any individual reporting period presented.

There have been no material changes or developments with respect to the assumptions or methodologies that the Company uses when applying what management believes are critical accounting policies and developing critical accounting estimates as previously disclosed in the Company’s Annual Report.

Recent Accounting Developments Adopted

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The update required lessees to recognize right-of-use assets and lease liabilities for all leases not considered short-term leases. The provisions of the update also include (a) defining direct costs to only include those incremental costs that would not have been incurred if the lease had not been entered into, (b) circumstances under which the transfer contract in a sale-leaseback transaction should be accounted for as the sale of an asset by the seller-lessee and the purchase of an asset by the buyer-lessor, and (c) additional disclosure requirements. The provisions of this update became effective for interim and annual periods beginning after December 15, 2018. Adoption of this guidance required the Company to record a right-of-use asset approximating $1.7 million, included in premises and equipment, and a corresponding lease liability, included in other liabilities.

In March 2017, the FASB issued ASU 2017-08, “Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” The amendments in this ASU shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount, which continue to be amortized to maturity. This guidance became effective for interim and annual periods beginning after December 15, 2018. The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Not Yet Effective Accounting Standards

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

NOTE 2 – ACQUISITIONS

On October 27, 2017, the Company completed a merger with Waupaca Bancorporation, Inc. (“Waupaca”), a bank holding company headquartered in Waupaca, Wisconsin, pursuant to the Agreement and Plan of Bank Merger, dated as of May 11, 2017 and as amended on July 20, 2017, by and among the Company, BFNC Merger Sub, LLC, a wholly-owned subsidiary of the Company, and Waupaca, whereby Waupaca merged with and into the Company, and First National Bank, Waupaca’s wholly-owned banking subsidiary, was merged with and into the Bank. Waupaca’s principal activity was the ownership and operation of First National Bank, a national banking institution that operated eight (8) branches in Wisconsin at the time of closing. The merger consideration totaled approximately $78.1 million, 70% of which was distributed in cash and 30% of which was distributed in the form of Company common stock.

For more information concerning this acquisition, see “Note 2 – Acquisition” in the Company’s audited consolidated financial statements included in the Company’s Annual Report.

The Company entered into an Agreement and Plan of Merger with Partnership Community Bancshares, Inc. (“Partnership”), a Wisconsin Corporation, dated as of January 22, 2019 and as amended on April 30, 2019, under which Partnership will merge with and into the Company and Partnership’s banking subsidiary, Partnership Bank, will merge with and into the Bank. The transaction is expected to close early in the third quarter of 2019 and is subject to, among other items, approval by the shareholders of Partnership and regulatory agencies (received subsequent to March 31, 2019). Merger consideration will consist 65% of common stock of the Company and 35% of cash, and will total approximately $40.8 million, subject to the fair market valuation of the Company’s common stock on the date of closing. Based on results as of March 31, 2019, the combined company would have total assets of approximately $2.1 billion, loans of approximately $1.7 billion and deposits of approximately $1.8 billion.

NOTE 3 – EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are computed by dividing net income by the sum of the weighted average number of shares of common stock outstanding and potential common shares using the treasury stock method.

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution, for the three months ended March 31, 2019 and 2018, are presented below:

	Three Months Ended March 31,
	2019	2018
Net income from operations	$6,587	$7,063

Weighted average common shares outstanding	6,574,362	6,714,347
Effect of dilutive potential common shares	33,911	-
Diluted weighted average common shares outstanding	6,608,273	6,714,347

Earnings per share - basic	$1.00	$1.05
Earnings per share - diluted	$1.00	$1.05

NOTE 4 – SECURITIES

The Company’s securities available for sale as of March 31, 2019 and December 31, 2018 is summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

March 31, 2019
Obligations of states and political subdivisions	$51,158	$1,471	$(14)	$52,615
Mortgage-backed securities	53,124	520	(150)	53,494
Corporate notes	16,735	31	(114)	16,652
Total available for sale securities	$121,017	$2,022	$(278)	$122,761

December 31, 2018
Obligations of states and political subdivisions	$51,292	$709	$(108)	$51,893
Mortgage-backed securities	51,519	66	(1,016)	50,569
Corporate notes	16,708	-	(264)	16,444
Total available for sale securities	$119,519	$775	$(1,388)	$118,906

The Company’s securities held to maturity as of March 31, 2019 and December 31, 2018 is summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

March 31, 2019
U.S. Treasury securities	$28,977	$384	$(52)	$29,309
Obligations of states and political subdivisions	11,792	11	-	11,803
Total held to maturity securities	$40,769	$395	$(52)	$41,112

December 31, 2018
U.S. Treasury securities	$28,975	$92	$(389)	$28,678
Obligations of states and political subdivisions	11,793	6	-	11,799
Total held to maturity securities	$40,768	$98	$(389)	$40,477

The following table shows the fair value and gross unrealized losses of securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		Greater Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

March 31, 2019 - Available for Sale
Obligations of states and political subdivisions	$1,035	$(2)	$2,498	$(12)	$3,533	$(14)
Mortgage-backed securities	-	-	28,050	(150)	28,050	(150)
Corporate notes	-	-	7,757	(114)	7,757	(114)
Totals	$1,035	$(2)	$38,305	$(276)	$39,340	$(278)

March 31, 2019 - Held to Maturity
U.S. Treasury securities	$-	$-	$12,887	$(52)	$12,887	$(52)

December 31, 2018 - Available for Sale
Obligations of states and political subdivisions	$10,024	$(64)	$4,132	$(44)	$14,156	$(108)
Mortgage-backed securities	13,352	(183)	31,718	(833)	45,070	(1,016)
Corporate notes	-	-	12,531	(264)	12,531	(264)
Totals	$23,376	$(247)	$48,381	$(1,141)	$71,757	$(1,388)

December 31, 2018 - Held to Maturity
U.S. Treasury securities	$8,422	$(46)	$11,580	$(343)	$20,002	$(389)

As of March 31, 2019, the Company does not consider its securities with unrealized losses to be other-than-temporarily impaired, as the unrealized losses in each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. The Company has the intent and ability to hold its securities to maturity. There were no other-than-temporary impairments charged to earnings during the three months ended March 31, 2019 and 2018.

The following is a summary of amortized cost and estimated fair value of securities by contractual maturity as of March 31, 2019. Contractual maturities will differ from expected maturities for mortgage-backed securities because borrowers may have the right to call or prepay obligations without penalties.

	Available for Sale		Held to Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$4,010	$4,048	$2,927	$2,920
Due after one year through five years	18,705	18,741	14,602	14,715
Due after five years through ten years	12,714	13,062	19,460	19,697
Due after ten years	32,464	33,416	3,780	3,780
Subtotal	67,893	69,267	40,769	41,112
Mortgage-backed securities	53,124	53,494	-	-
Total	$121,017	$122,761	$40,769	$41,112

The following is a summary of the proceeds from sales of securities available for sale, as well as gross gains and losses for the three months ended March 31, 2019 and 2018:

	2019	2018
Proceeds from sales of securities	$-	$86
Gross gains on sales	-	3
Gross losses on sales	-	-

NOTE 5 – LOANS, ALLOWANCE FOR LOAN LOSSES, AND CREDIT QUALITY

The following table presents total loans by portfolio segment and class of loan as of March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018

Commercial/industrial	$293,220	$297,576
Commercial real estate - owner occupied	412,126	416,097
Commercial real estate - non-owner occupied	258,310	252,717
Construction and development	67,537	60,927
Residential 1-4 family	367,518	368,673
Consumer	27,242	26,854
Other	6,165	6,369
Subtotals	1,432,118	1,429,213
ALL	(12,213)	(12,248)
Loans, net of ALL	1,419,905	1,416,965
Deferred loan fees and costs	(620)	(719)
Loans, net	$1,419,285	$1,416,246

The ALL by loan type as of March 31, 2019 and 2018 is summarized as follows:

	Commercial / Industrial	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non - Owner Occupied	Construction and Development	Residential 1-4 Family	Consumer	Other	Unallocated	Total

ALL - January 1, 2019	$3,021	$3,459	$2,100	$725	$2,472	$148	$32	$291	$12,248
Charge-offs	(586)	(78)	(54)	-	(8)	(11)	(5)	-	(742)
Recoveries	-	1	-	-	78	1	2	-	82
Provision	(166)	1,723	(136)	(329)	(508)	(3)	12	32	625
ALL - March 31, 2019	2,269	5,105	1,910	396	2,034	135	41	323	12,213

ALL ending balance individually evaluated for impairment	-	2,058	-	-	-	-	-	-	2,058

ALL ending balance collectively evaluated for impairment	$2,269	$3,047	$1,910	$396	$2,034	$135	$41	$323	$10,155

Loans outstanding - March 31, 2019	$293,220	$412,126	$258,310	$67,537	$367,518	$27,242	$6,165	$-	$1,432,118
Loans ending balance individually evaluated for impairment	-	9,786	-	-	179	-	-	-	9,965

Loans ending balance collectively evaluated for impairment	$293,220	$402,340	$258,310	$67,537	$367,339	$27,242	$6,165	$-	$1,422,153

	Commercial / Industrial	Commercial Real Estate – Owner Occupied	Commercial Real Estate - Non - Owner Occupied	Construction and Development	Residential 1-4 Family	Consumer	Other	Unallocated	Total

ALL - January 1, 2018	$2,362	$2,855	$1,987	$945	$2,728	$191	$23	$521	$11,612
Charge-offs	-	(11)	-	(83)	(79)	(3)	(19)	-	(195)
Recoveries	1	2	1	-	202	2	3	-	211
Provision	306	253	127	(128)	(39)	35	44	(113)	485
ALL - March 31, 2018	2,669	3,099	2,115	734	2,812	225	51	408	12,113

ALL ending balance individually evaluated for impairment	-	160	-	-	121	-	-	-	281

ALL ending balance collectively evaluated for impairment	$2,669	$2,939	$2,115	$734	$2,691	$225	$51	$408	$11,832

Loans outstanding -
March 31, 2018	$283,993	$417,456	$226,265	$58,905	$373,542	$37,588	$7,891	$-	$1,405,640
Loans ending balance individually evaluated for impairment	-	275	-	-	709	-	-	-	984

Loans ending balance collectively evaluated for impairment	$283,993	$417,181	$226,265	$58,905	$372,833	$37,588	$7,891	$-	$1,404,656

The Company’s past due loans as of March 31, 2019 is summarized as follows:

		90 Days
	30-89 Days	or more
	Past Due	Past Due
	Accruing	and Accruing	Non-Accrual	Total

Commercial/industrial	$612	$-	$713	$1,325
Commercial real estate - owner occupied	293	-	14,070	14,363
Commercial real estate - non-owner occupied	28	-	222	250
Construction and development	-	-	-	-
Residential 1-4 family	1,162	293	963	2,418
Consumer	5	1	4	10
Other	-	-	-	-
	$2,100	$294	$15,972	$18,366

The Company’s past due loans as of December 31, 2018 is summarized as follows:

		90 Days
	30-89 Days	or more
	Past Due	Past Due
	Accruing	and Accruing	Non-Accrual	Total

Commercial/industrial	$76	$-	$8,001	$8,077
Commercial real estate - owner occupied	59	-	10,311	10,370
Commercial real estate - non-owner occupied	-	58	233	291
Construction and development	-	-	-	-
Residential 1-4 family	275	362	1,549	2,186
Consumer	9	3	5	17
Other	-	-	-	-
	$419	$423	$20,099	$20,941

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

The breakdown of loans by risk rating as of March 31, 2019 is as follows:

	Pass (1-5)	6	7	8	Total

Commercial/industrial	$278,102	$3,190	$11,928	$-	$293,220
Commercial real estate - owner occupied	370,657	3,777	37,692	-	412,126
Commercial real estate - non-owner occupied	253,792	1,503	3,015	-	258,310
Construction and development	67,476	-	61	-	67,537
Residential 1-4 family	364,403	98	3,017	-	367,518
Consumer	27,228	-	14	-	27,242
Other	6,165	-	-	-	6,165

	$1,367,823	$8,568	$55,727	$-	$1,432,118

The breakdown of loans by risk rating as of December 31, 2018 is as follows:

	Pass (1-5)	6	7	8	Total

Commercial/industrial	$277,993	$7,309	$12,274	$-	$297,576
Commercial real estate - owner occupied	375,614	5,670	34,789	24	416,097
Commercial real estate - non-owner occupied	249,625	-	3,092	-	252,717
Construction and development	60,866	-	61	-	60,927
Residential 1-4 family	364,289	664	3,718	2	368,673
Consumer	26,835	-	18	1	26,854
Other	6,369	-	-	-	6,369

	$1,361,591	$13,643	$53,952	$27	$1,429,213

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

A summary of impaired loans individually evaluated as of March 31, 2019 is as follows:

	Commercial/ Industrial	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non - Owner Occupied	Construction and Development	Residential 1-4 Family	Consumer	Other	Unallocated	Total

With an allowance recorded:
Recorded investment	$-	$6,489	$-	$-	$-	$-	$-	$-	$6,489
Unpaid principal balance	-	6,489	-	-	-	-	-	-	6,489
Related allowance	-	2,058	-	-	-	-	-	-	2,058

With no related allowance recorded:
Recorded investment	$-	$3,297	$-	$-	$179	$-	$-	$-	$3,476
Unpaid principal balance	-	3,297	-	-	179	-	-	-	3,476
Related allowance	-	-	-	-	-	-	-	-	-

Total:
Recorded investment	$-	$9,786	$-	$-	$179	$-	$-	$-	$9,965
Unpaid principal balance	-	9,786	-	-	179	-	-	-	9,965
Related allowance	-	2,058	-	-	-	-	-	-	2,058

Average recorded investment	$2,834	$8,791	$-	$-	$441	$-	$-	$-	$12,066

A summary of impaired loans individually evaluated as of December 31, 2018 is as follows:

	Commercial/ Industrial	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non - Owner Occupied	Construction and Development	Residential 1-4 Family	Consumer	Other	Unallocated	Total

With an allowance recorded:
Recorded investment	$5,667	$2,099	$-	$-	$523	$-	$-	$-	$8,289
Unpaid principal balance	5,667	2,099	-	-	523	-	-	-	8,289
Related allowance	566	353	-	-	160	-	-	-	1,079

With no related allowance recorded:
Recorded investment	$-	$5,697	$-	$-	$179	$-	$-	$-	$5,876
Unpaid principal balance	-	5,697	-	-	179	-	-	-	5,876
Related allowance	-	-	-	-	-	-	-	-	-

Total:
Recorded investment	$5,667	$7,796	$-	$-	$702	$-	$-	$-	$14,165
Unpaid principal balance	5,667	7,796	-	-	702	-	-	-	14,165
Related allowance	566	353	-	-	160	-	-	-	1,079

Average recorded investment	$2,834	$4,036	$-	$-	$706	$-	$-	$-	$7,576

Interest recognized while these loans were impaired is considered immaterial to the consolidated financial statements for the three months ended March 31, 2019 and 2018.

The following table presents loans acquired with deteriorated credit quality as of March 31, 2019 and December 31, 2018. No loans in this table had a related allowance at either date, and therefore, the below disclosures were not expanded to include loans with and without a related allowance.

	March 31, 2019		December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance
Commercial & Industrial	$665	$696	$555	$701
Commercial real estate - owner occupied	1,326	1,939	1,558	2,069
Commercial real estate - non-owner occupied	222	463	233	475
Construction and development	123	123	171	171
Residential 1-4 family	1,354	1,485	1,664	1,828
Consumer	-	-	-	-
Other	-	-	-	-
	$3,690	$4,706	$4,181	$5,244

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

The following table represents the change in the accretable and non-accretable components of discounts on loans acquired with deteriorated credit quality for the periods ended March 31, 2019, and December 31, 2018:

	March 31, 2019		December 31, 2018
	Accretable	Non-accretable	Accretable	Non-accretable
	discount	discount	discount	discount

Balance at beginning of period	$318	$745	$583	$800
Acquired balance, net	-	-	-	-
Reclassifications between accretable and non-accretable	-	-	55	(55)
Accretion to loan interest income	(47)	-	(320)	-
Disposals of loans	-	-	-	-
Balance at end of period	$271	$745	$318	$745

A troubled debt restructuring (TDR) includes a loan modification where a borrower is experiencing financial difficulty and we grant a concession to that borrower that we would not otherwise consider except for the borrower’s financial difficulties. A TDR may be either on accrual or nonaccrual status based upon the performance of the borrower and management’s assessment of collectability. If a TDR is placed on nonaccrual status, it remains there until a sufficient period of performance under the restructured terms has occurred at which time it is returned to accrual status, generally six months. As of March 31, 2019 and December 31, 2018 the Company had specific reserves of $2.1 million and $0.4 million for TDRs, respectively, and none of them have subsequently defaulted. There were no loan modifications resulting in TDRs during the three months ended March 31, 2019 and 2018.

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

Following is an analysis of activity in the mortgage servicing rights asset:

	Three Months Ended	Year Ended
	March 31, 2019	December 31, 2018

Fair value at beginning of year	$3,085	$2,610
Servicing asset additions	78	356
Loan payments and payoffs	(106)	(475)
Changes in valuation inputs and assumptions used in the valuation model	28	594
Amount recognized through earnings	-	475
Fair value at end of period	$3,085	$3,085

Unpaid principal balance of loans serviced for others	$316,504	$316,480
Mortgage servicing rights as a percent of loans serviced for others	0.97	0.97

The primary economic assumptions utilized by the Company in measuring the value of MSRs were constant prepayment speeds of 8.3 months as of March 31, 2019 and December 31, 2018, and discount rates of 10% as of both period ends.

NOTE 7 – NOTES PAYABLE

From time to time the Company utilizes short-term Federal Home Loan Bank (FHLB) advances to fund liquidity. The Bank had no advances outstanding from FHLB at March 31, 2019 or December 31, 2018.

The Company maintains a $5.0 million line of credit with a commercial bank. At March 31, 2019 and December 31, 2018, the Company had no outstanding balances on this note. The note requires monthly payments of interest at a variable rate, and is due in full on May 25, 2019.

The Company maintains a $5.0 million line of credit with another commercial bank. There were no outstanding balances on this note at March 31, 2019 or December 31, 2018. The note requires monthly payments of interest at a variable rate, and is due in full on May 19, 2019.

NOTE 8 – SUBORDINATED NOTES

During September 2017, the Company entered into subordinated note agreements with three separate commercial banks. The Company had outstanding balances of $11.5 million under these agreements as of March 31, 2019 and December 31, 2018. These notes were all issued with 10-year maturities, carry interest at a variable rate payable quarterly, are callable on or after the sixth anniversary of the issuance dates, and qualify for Tier 2 capital for regulatory purposes.

NOTE 9 – REGULATORY MATTERS

Banks and certain bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action.

The Economic Growth, Regulatory Relief, and Consumer Protection Act, signed into law in May 2018 raised the threshold for those bank holding companies subject to the Federal Reserve’s Small Bank Holding Company Policy Statement to $3 billion. As a result, as of the effective date of that change in 2018, the Company was no longer required to comply with the risk-based capital rules applicable to the Bank. The Federal Reserve may, however, require smaller bank holding companies to maintain certain minimum capital levels, depending upon general economic conditions and a bank holding company’s particular condition, risk profile and growth plans.

Under regulatory guidance for non-advanced approaches institutions, the Bank is required to maintain minimum amounts and ratios of common equity Tier I capital to risk-weighted assets. Additionally, under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. As of March 31, 2019 and December 31, 2018, the Bank met all capital adequacy requirements to which they are subject.

Beginning in 2016, an additional conservation buffer was added to the minimum requirements for capital adequacy purposes, subject to a three year phase-in period. As of December 31, 2018, the buffer was 1.88%. The capital conservation buffer was fully phased in January 1, 2019 at 2.50%.

Actual and required capital amounts and ratios are presented below at period-end:

							To Be Well
					Minimum Capital		Capitalized Under
			For Capital		Adeqaucy with		Prompt Corrective
	Actual		Adequacy Purposes		Capital Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2019
Total capital (to risk-weighted assets):
Company	$184,328	11.53%	NA	NA	NA	NA	NA	NA
Bank	$181,904	11.40%	$127,706	8.00%	$167,614	10.50%	$159,632	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$160,615	10.05%	NA	NA	NA	NA	NA	NA
Bank	$169,691	10.63%	$95,779	6.00%	$135,687	8.50%	$127,706	8.00%
Common Equity Tier 1 capital (to risk-weighted assets):
Company	$160,615	10.05%	NA	NA	NA	NA	NA	NA
Bank	$169,691	10.63%	$71,834	4.50%	$111,742	7.00%	$103,761	6.50%
Tier 1 capital (to average assets):
Company	$160,615	9.15%	NA	NA	NA	NA	NA	NA
Bank	$169,691	9.68%	$70,124	4.00%	70,124	4.00%	$87,655	5.00%
December 31, 2018
Total capital (to risk-weighted assets):
Company	$181,201	11.35%	NA	NA	NA	NA	NA	NA
Bank	$178,668	11.21%	$127,497	8.00%	$157,459	9.88%	$159,372	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$157,453	9.86%	NA	NA	NA	NA	NA	NA
Bank	$166,420	10.44%	$95,623	6.00%	$125,585	7.88%	$127,497	8.00%
Common Equity Tier 1 capital (to risk-weighted assets):
Company	$157,453	9.86%	NA	NA	NA	NA	NA	NA
Bank	$166,420	10.44%	$71,717	4.50%	$101,679	6.38%	$103,592	6.50%
Tier 1 capital (to average assets):
Company	$157,453	9.06%	NA	NA	NA	NA	NA	NA
Bank	$166,420	9.59%	$69,410	4.00%	69,410	4.00%	$86,762	5.00%

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate-lock commitments). Rate-lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements and for fixed rate commitments also considers the difference between current levels of interest rates and committed rates. The notional amount of rate-lock commitments at March 31, 2019 and December 31, 2018, was approximately $8.7 million and $3.3 million, respectively.

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

The following commitments were outstanding:

	Notional Amount
	March 31, 2019	December 31, 2018
Commitments to extend credit:
Fixed	$44,954	$57,911
Variable	264,160	268,541
Credit card arrangements	7,507	7,119
Letters of credit	25,021	25,261

NOTE 11 – FAIR VALUE MEASUREMENTS

Accounting guidance establishes a fair value hierarchy to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value.

Level 1:	Quoted prices (unadjusted) or identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
Level 2:	Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
Level 3:	Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

Information regarding the fair value of assets measured at fair value on a recurring basis is as follows:

	Instruments	Markets	Other	Significant
	Measured	for Identical	Observable	Unobservable
	At Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

March 31, 2019
Assets
Securities available for sale
Obligations of states and political subdivisions	$52,615	$-	$52,215	$400
Mortgage-backed securities	53,494	-	53,494	-
Corporate notes	16,652	-	16,652	-
Mortgage servicing rights	3,085	-	3,085	-
Other investments	816	-	816	-

December 31, 2018
Assets
Securities available for sale
Obligations of states and political subdivisions	$51,893	$-	$51,493	$400
Mortgage-backed securities	50,569	-	50,569	-
Corporate notes	16,444	-	16,444	-
Mortgage servicing rights	3,085	-	3,085	-

Fair value of assets measured on a recurring basis using significant unobservable inputs (Level 3) are as follows:

	March 31, 2019	December 31, 2018

Total securities at beginning of period	$400	$500
Included in earnings	-	-
Included in other comprehensive income	-	-
Purchases, issuance, and settlements	-	(100)
Transfer in and/or out of level 3	-	-
Total securities at end of period	$400	$400

Information regarding the fair value of assets measured at fair value on a non-recurring basis is as follows:

		Quoted Prices
		In Active	Significant
	Assets	Markets	Other	Significant
	Measured	for Identical	Observable	Unobservable
	At Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2019
Other real estate owned	$3,880	$-	$-	$3,880
Impaired Loans, net of impairment reserve	15,228	-	-	15,228
	$19,108	$-	$-	$19,108
December 31, 2018
Other real estate owned	$3,592	$-	$-	$3,592
Impaired Loans, net of impairment reserve	20,872	-	-	20,872
	$24,464	$-	$-	$24,464

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

	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
As of March 31, 2019
Other real estate owned	Third party appraisals, sales contracts or brokered price options	Collateral discounts and estimated costs to sell	0% - 87%	21.7%
Impaired loans	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 100%	5.4%

As of December 31, 2018
Other real estate owned	Third party appraisals, sales contracts or brokered price options	Collateral discounts and estimated costs to sell	0% - 40%	18.6%
Impaired loans	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 100%	9.3%

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

The carrying value and estimated fair value of financial instruments at March 31, 2019 and December 31, 2018 are as follows:

		Fair Value
March 31, 2019	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$109,178	$109,178	$-	$-	$109,178
Securities held to maturity	40,769	-	41,112	-	41,112
Securities available for sale	122,761	-	122,361	400	122,761
Loans, net	1,419,285	-	-	1,405,581	1,405,581
Loans held for sale	596	-	-	596	596
Other investments	4,427	-	869	3,558	4,427
Mortgage servicing rights	3,085	-	3,085	-	3,085
Cash surrender value of life insurance	24,331	24,331	-	-	24,331

Financial liabilities:
Deposits	$1,573,677	$-	$-	$1,476,102	$1,476,102
Securities sold under repurchase agreements	25,484	-	25,484	-	25,484
Subordinated notes	11,500	-	11,500	-	11,500

		Fair Value
December 31, 2018	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$107,743	$107,743	$-	$-	$107,743
Securities held to maturity	40,768	-	40,477	-	40,477
Securities available for sale	118,906	-	118,506	400	118,906
Loans, net	1,416,246	-	-	1,400,538	1,400,538
Other investments, at cost	4,555	-	-	4,555	4,555
Mortgage servicing rights	3,085	-	3,085	-	3,085
Cash surrender value of life insurance	24,178	24,178	-	-	24,178

Financial liabilities:
Deposits	$1,557,167	$-	$-	$1,449,552	$1,449,552
Securities sold under repurchase agreements	31,489	-	31,489	-	31,489
Subordinated notes	11,500	-	11,500	-	11,500

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

NOTE 12 – STOCK BASED COMPENSATION

The Company has made restricted share grants pursuant to the Bank First National Corporation 2011 Equity Plan. The purpose of the Plan is to provide financial incentives for selected employees and for the non-employee Directors of the Company, thereby promoting the long-term growth and financial success of the Company. The Company stock to be offered under the Plan pursuant to Stock Appreciation Rights (SAR), performance unit awards, and restricted stock and unrestricted Company stock awards must be Company stock previously issued and outstanding and reacquired by the Company. The number of shares of Company stock that may be issued pursuant to awards under the Plan shall not exceed, in the aggregate, 659,250. As of March 31, 2019 and December 31, 2018, 177,377 and 160,362 shares of Company stock have been awarded under the Plan, respectively. Compensation expense for restricted stock is based on the fair value of the awards of Bank First National Corporation common stock at the time of grant. The value of restricted stock grants that are expected to vest is amortized into expense over the vesting periods. For the three months ended March 31, 2019 and 2018, compensation expense of $0.2 million and $0.1 million, respectively, was recognized related to restricted stock awards.

As of March 31, 2019, there was $2.1 million of unrecognized compensation cost related to non-vested restricted stock awards granted under the Plan. That cost is expected to be recognized over a weighted average period of 3.33 years. The aggregate grant date fair value of restricted stock awards that vested during the three months ended March 31, 2019, was approximately $0.5 million. The table below summarizes the number of restricted stock granted under the Plan and the weighted-average fair value of the grant for the three months ended March 31, 2019 and 2018.

	For the three months ended March 31, 2019		For the three months ended March 31, 2018

		Weighted-		Weighted-
		Average Grant-		Average Grant-
	Shares	Date Fair Value	Shares	Date Fair Value
Restricted Stock
Outstanding at beginning of period	51,776	$34.27	53,619	$26.59
Granted	17,015	56.62	15,500	45.40
Vested	(16,039)	28.82	(18,395)	23.53
Forfeited or cancelled	(176)	22.90	-	-
Outstanding at end of period	52,576	$43.31	50,724	$33.45

NOTE 13 – LEASES

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Subsequently, amendments ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements were issued. ASC 842 establishes a right-of-use (“ROU”) model that requires a lessee to recognize a ROU lease asset and liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

The Company leases certain properties under operating leases that resulted in the recognition of ROU lease assets of approximately $1.7 million and corresponding lease liabilities of the same value on the Company’s Consolidated Balance Sheets.

ASC 842 was effective on January 1, 2019. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. The Company chose to use the effective date approach.  As such, all periods presented after January 1, 2019 are under ASC 842 whereas periods presented prior to January 1, 2019 are in accordance with prior lease accounting of ASC 840.  Financial information was not updated and the disclosures required under ASC 842 was not provided for dates and periods before January 1, 2019.

ASC 842 provides a number of optional practical expedients in transition. The Company has elected the ‘package of practical expedients,’ which permits the Company not to reassess under the new standard the prior conclusions about lease identification, lease classification and initial direct costs. The Company also elected the use of the hindsight, a practical expedient which permits the use of information available after lease inception to determine the lease term via the knowledge of renewal options exercised not available as of the leases inception.  The practical expedient pertaining to land easements is not applicable to the Company.

ASC 842 also requires certain accounting elections for ongoing application of ASC 842.  The Company elected the short-term lease recognition exemption for all leases that qualify, meaning those with terms under twelve months.  ROU assets or lease liabilities are not to be recognized for short-term leases. The Company also elected the practical expedient to not separate lease and non-lease components for all leases, the majority of which consist of real estate common area maintenance expenses.   However, since these non-lease items are subject to change, they are treated and disclosed as variable payments in the quantitative disclosures below.  Consequently, ASC 842’s changed guidance on contract components will not significantly affect our financial reporting.  Similarly, ASC 842’s narrowed definition of initial direct costs will not significantly affect financial reporting.

Lessee Leases

The Company’s lessee leases are operating leases, and consist of leased real estate for branches.  Options to extend and renew leases are generally exercised under normal circumstances.  Advance notification is required prior to termination, and any noticing period is often limited to the months prior to renewal. Rent escalations are generally specified by a payment schedule, or are subject to a defined formula.  The Company also elected the practical expedient to not separate lease and non-lease components for all leases, the majority of which consist of real estate common area maintenance expenses.  Generally, leases do not include guaranteed residual values, but instead typically specify that the leased premises are to be returned in satisfactory condition with the Company liable for damages.

For operating leases, the lease liability and ROU asset (before adjustments) are recorded at the present value of future lease payments.  ASC 842 requires the use of the lease interest rate; however, this rate is typically not known.  As an alternative, ASC 842 permits the use of an entity’s fully secured incremental borrowing rate.  The Company is electing to utilize the Wall Street Journal Prime Rate on the date of lease commencement.

Three-month period ended
Mar. 31, 2019
Amortization of ROU Assets - Finance Leases	$16
Interest on Lease Liabilities - Finance Leases	16
Operating Lease Cost (Cost resulting from lease payments)	32
New ROU Assets - Operating Leases	1,744
Weighted Average Lease Term (Years) - Operating Leases	31.68
Weighted Average Discount Rate - Operating Leases	5.50%

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liabilities as of March 31, 2019 is as follows:

Mar. 31, 2019
Operating lease payments due:
Within one year	$133
After one but within two years	136
After two but within three years	136
After three but within four years	103
After four years but within five years	85
After five years	3,475
Total undiscounted cash flows	4,068
Discount on cash flows	(2,341)
Total operating lease liabilities	$1,727

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2018, included in our Annual Report and with our unaudited condensed accompanying notes set forth in this Quarterly Report on Form 10-Q for the quarterly period March 31, 2019.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report are forward-looking statements within the meaning of and subject to the safe harbor protections of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements relating to the Company’s assets, business, cash flows, condition (financial or otherwise), credit quality, financial performance, liquidity, short and long-term performance goals, prospects, results of operations, strategic initiatives, potential future acquisitions, disposition and other growth opportunities. These statements, which are based upon certain assumptions and estimates and describe the Company’s future plans, results, strategies and expectations, can generally be identified by the use of the words and phrases “may,” “will,” “should,” “could,” “would,” “goal,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target,” “aim,” “predict,” “continue,” “seek,” “projection” and other variations of such words and phrases and similar expressions. These forward-looking statements are not historical facts, and are based upon current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond the Company’s control. The inclusion of these forward-looking statements should not be regarded as a representation by the Company or any other person that such expectations, estimates and projections will be achieved. Accordingly, the Company cautions investors that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict and that are beyond the Company’s control. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable as of the date of this report, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statement in this report including, without limitation, the risks and other factors set forth in the Company’s Annual Report under the captions “Cautionary Note Regarding Forward-Looking Statements” and “Risk factors.” Many of these factors are beyond the Company’s ability to control or predict. If one or more events related to these or other risks or uncertainties materialize, or if the Company’s underlying assumptions prove to be incorrect, actual results may differ materially from the forward-looking statements. Accordingly, investors should not place undue reliance on any such forward-looking statements. Any forward-looking statements speaks only as of the date of this report, and the Company does not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law. New risks and uncertainties may emerge from time to time, and it is not possible for the Company to predict their occurrence or how they will affect the Company.

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

The Bank is a 49.8% member of a data processing subsidiary, UFS, LLC which provides core data processing, endpoint management cloud services, cyber security and digital banking solutions for over 50 Midwest banks. The Bank, through its 100% owned subsidiary TVG Holdings, Inc., also holds a 30% ownership interest in Ansay & Associates, LLC, an insurance agency providing clients throughout Wisconsin with insurance and risk management solutions. These unconsolidated subsidiary interests contribute noninterest income to the Bank through their underlying annual earnings.

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

The Company entered into an Agreement and Plan of Merger with Partnership Community Bancshares, Inc., a Wisconsin Corporation, dated as of January 22, 2019 and as amended on April 30, 2019, under which Partnership will merge with and into the Company and Partnership’s banking subsidiary, Partnership Bank, will merge with and into the Bank. The transaction is expected to close early in the third quarter of 2019 and is subject to, among other items, approval by the shareholders of Partnership and regulatory agencies (received subsequent to March 31, 2019). Merger consideration will consist 65% of common stock of the Company and 35% of cash, and will total approximately $40.8 million, subject to the fair market valuation of the Company’s common stock on the date of closing. Based on results as of March 31, 2019, the combined company would have total assets of approximately $2.10 billion, loans of approximately $1.70 billion and deposits of approximately $1.80 billion.

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

The following tables present certain selected historical consolidated financial data as of the dates or for the period indicated:

	At or for the Three Months Ended
(In thousands, except per share data)	3/31/2019	12/31/2018	9/30/2018	6/30/2018	3/31/2018

Results of Operations:

Interest income	$19,723	$19,753	$19,510	$19,372	$19,309
Interest expense	4,523	4,240	3,974	3,604	3,027

Net interest income	15,200	15,513	15,536	15,768	16,282
Provision for loan losses	625	750	800	900	485

Net interest income after provision for loan losses	14,575	14,763	14,736	14,868	15,797

Noninterest income	3,306	2,553	2,508	3,027	3,443
Noninterest expense	9,302	9,893	9,708	10,064	9,977

Income before income tax expense	8,579	7,423	7,536	7,831	9,263
Income tax expense	1,992	1,362	1,604	1,431	2,200

Net income	$6,587	$6,061	$5,932	$6,400	$7,063

Earnings per common share - basic	$1.00	$0.91	$0.89	$0.96	$1.05
Earnings per common share - diluted	1.00	0.91	0.89	0.96	1.05

Common Shares:

Basic weighted average	6,574,362	6,647,586	6,661,337	6,672,344	6,714,347
Diluted weighted average	6,608,273	6,647,586	6,661,337	6,672,344	6,714,347
Outstanding	6,577,045	6,610,358	6,659,021	6,662,292	6,692,407

Noninterest income / noninterest expense:

Service charges	$679	$890	$971	$786	$846
Income from Ansay	875	180	176	562	1,196
Income from UFS	594	708	660	586	609
Loan servicing income	223	372	260	604	242
Net gain on sales of mortgage loans	87	188	144	128	157
Noninterest income from strategic alliances	19	22	24	21	23
Other noninterest income	829	193	273	340	370

Total noninterest income	$3,306	$2,553	$2,508	$3,027	$3,443

Personnel expense	$5,310	$5,532	$5,205	$5,446	$5,317
Occupancy, equipment and office	849	799	817	532	1,350
Data processing	913	899	856	925	939
Postage, stationery and supplies	123	156	138	159	167
Net (gain) loss on sales of other real estate owned	36	(79)	233	(38)	136
Net (gain) loss on sales of securities	(234)	-	(19)	47	(3)
Advertising	74	78	36	54	52
Charitable contributions	131	121	169	322	373
Outside service fees	684	899	817	896	520
Amortization of intangibles	161	189	189	189	189
Other noninterest income	1,255	1,299	1,267	1,532	937

Total noninterest expense	$9,302	$9,893	$9,708	$10,064	$9,977

Period-end balances:

Loans	$1,431,498	$1,428,494	$1,441,477	$1,434,504	$1,405,245
Allowance for loan losses	12,213	12,248	11,560	13,047	12,113
Investment securities available-for-sale, at fair value	122,761	118,906	119,623	121,550	124,238
Investment securities held-to-maturity, at cost	40,769	40,768	40,882	41,203	39,082
Goodwill and other intangibles, net	20,160	20,321	20,425	20,614	20,413
Total assets	1,805,408	1,793,165	1,735,754	1,741,874	1,703,623
Deposits	1,573,677	1,557,167	1,486,470	1,495,424	1,468,713
Stockholders' equity	179,177	174,323	169,133	165,200	161,795
Book value per common share	27.24	26.37	25.40	24.80	24.18
Tangible book value per common share (1)	24.65	23.76	22.78	22.15	21.52

Average balances:

Loans	$1,434,283	$1,435,745	$1,437,832	$1,424,604	$1,404,766
Interest-earning assets	1,652,106	1,637,080	1,654,966	1,676,017	1,671,358
Total assets	1,773,345	1,755,835	1,772,768	1,794,227	1,786,306
Deposits	1,548,306	1,510,978	1,487,865	1,474,952	1,470,579
Interest-bearing liabilities	1,141,177	1,144,202	1,185,391	1,215,923	1,211,571
Goodwill and other intangibles, net	20,259	20,377	20,610	20,474	20,503
Stockholders' equity	175,058	170,992	167,651	162,860	161,331

Financial ratios (2):

Return on average assets	1.49%	1.37%	1.33%	1.42%	1.57%
Return on average common equity	15.05%	14.06%	14.04%	15.59%	17.37%
Average equity to average assets	9.87%	9.74%	9.46%	9.08%	9.03%
Stockholders' equity to assets	9.92%	9.72%	9.74%	9.48%	9.50%
Tangible equity to tangible assets (1)	9.06%	8.85%	8.83%	8.56%	8.54%
Loan yield	5.15%	5.09%	4.98%	5.04%	5.12%
Earning asset yield	4.93%	4.88%	4.76%	4.72%	4.77%
Cost of funds	1.61%	1.47%	1.33%	1.19%	1.01%
Net interest margin, taxable equivalent	3.82%	3.85%	3.81%	3.86%	4.04%
Net loan charge-offs to average loans	0.18%	0.00%	0.16%	0.00%	0.00%
Nonperforming loans to total loans	1.14%	1.44%	1.99%	1.43%	1.45%
Nonperforming assets to total assets	1.07%	1.30%	1.79%	1.32%	1.44%
Allowance for loan losses to loans	0.85%	0.86%	0.80%	0.91%	0.86%

(1)	These measures are not measures prepared in accordance with GAAP, and are therefore considered to be non-GAAP financial measures. See "GAAP reconciliation and management explanation of nonGAAP finanical measures" for a reconciliation of these measures to their most comparable GAAP measures.
(2)	Income statement-related ratios for partial year periods are annualized.

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

	At or for the Three Months Ended
(In thousands, except per share data)	3/31/2019	12/31/2018	9/30/2018	6/30/2018	3/31/2018

Tangible Assets
Total assets	$1,805,408	$1,793,165	$1,735,754	$1,741,874	$1,703,623
Adjustments:
Goodwill	(15,024)	(15,024)	(15,024)	(15,024)	(15,024)
Core deposit intangible, net of amortization	(2,051)	(2,212)	(2,401)	(2,590)	(2,779)
Tangible assets	$1,788,333	$1,775,929	$1,718,329	$1,724,260	$1,685,820

Tangible Common Equity
Total stockholders' equity	$179,177	$174,323	$169,133	$165,200	$161,795
Adjustments:
Goodwill	(15,024)	(15,024)	(15,024)	(15,024)	(15,024)
Core deposit intangible, net of amortization	(2,051)	(2,212)	(2,401)	(2,590)	(2,779)
Tangible common equity	$162,102	$157,087	$151,708	$147,586	$143,992

Book value per common share	$27.24	$26.37	$25.40	$24.80	$24.18
Tangible book value per common share	24.65	23.76	22.78	22.15	21.52

Total stockholders' equity to total assets	9.92%	9.72%	9.74%	9.48%	9.50%
Tangible common equity to tangible assets	9.06%	8.85%	8.83%	8.56%	8.54%

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2019 and March 31, 2018

General.   Net income decreased $0.5 million to $6.6 million for three months ended March 31, 2019, compared to $7.1 million for the same period in 2018. This decrease was primarily due to the reduced level of accretion to net interest income from purchase accounting marks on the loans and deposits acquired in the Waupaca acquisition during the fourth quarter of 2017. This accretion added $1.5 million to net interest income during the first quarter of 2018 compared to $0.8 million in the first quarter of 2019, a reduction of $0.7 million (pre-tax).

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

Net interest and dividend income decreased by $1.1 million to $15.2 million for the three months ended March 31, 2019, compared to $16.3 million for three months ended March 31, 2018. The decrease in net interest income was primarily due to the previously mentioned reduction in purchase accounting accretion from the first quarter of 2018 to the first quarter of 2019. Interest income on loans increased by $0.5 million, or 2.83%, during the same period. Total average interest-earning assets decreased to $1.65 billion for the three months ended March 31, 2019, down from $1.67 billion for the same period in 2018. Tax equivalent net interest margin decreased 0.22% to 3.82% for the three-months ended March 31, 2019, down from 4.04% for the same period in 2018. Net interest margin declined by 0.24% due to the reduction in purchase accounting accretion quarter-over-quarter which was minimally offset by an increase of 0.02% in core net interest margin. Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes on both volume and mix and pricing decisions, and external factors include changes in market interest rates, competition and the shape of the interest rate yield curve.

Interest Income. Total interest income increased $0.4 million, or 2.14%, to $19.7 million for the three months ended March 31, 2019 compared to $19.3 million for the same period in 2018. The increase in total interest income was primarily due a rising interest rate environment, which was offset by the reduction in purchase accounting accretion. The average balance of loans increased by $29.5 million during the three months ended March 31, 2019 compared to the same period in 2018.

Interest Expense. Interest expense increased $1.5 million, or 49.4%, to $4.5 million for the three months ended March 31, 2019 compared to $3.0 million for the same period in 2018. The increase in interest expense was primarily due to an increasing interest rate environment.

Interest expense on interest-bearing deposits increased by $1.9 million to $4.1 million for the three months ended March 31, 2019, from $2.4 million for the same period in 2018. This increase was primarily due to an increasing interest rate environment. The average cost of interest-bearing deposits was 1.55% for the three months ended March 31, 2019, compared to 0.90% for the same period in 2018.

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

We recorded a provision for loan losses of $0.6 million for the three months ended March 31, 2019, compared to $0.5 million for the same period in 2018. We recorded net charge-offs of $0.7 million for the three months ended March 31, 2019 compared to negligible net charge offs for the same period in 2018. The ALL was $12.2 million, or 0.85% of total loans, at March 31, 2019 compared to $12.1 million, or 0.86% of total loans, at March 31, 2018.

Noninterest Income. Noninterest income is an important component of our total revenues. A significant portion of our noninterest income is associated with service charges and income from the Bank’s subsidiaries, Ansay & Associates, LLC and UFS, LLC. Other sources of noninterest income include loan servicing fees, gains on sales of mortgage loans, and other income from strategic alliances.

Noninterest income decreased $0.1 million to $3.3 million for the three months ended March 31, 2019 compared to $3.4 million for the same period in 2018. The primary reason for the decrease in noninterest income was a lower contribution from our investment in Ansay & Associates, LLC (Ansay). Due to a change in accounting standards, income from Ansay, which has historically been concentrated in the first two quarters of every year, will be realized much more ratably throughout the year for 2019 and years thereafter. As a result of this change, year-over-year income contributions by this investment decreased by $0.3 million for the first quarter. Other noninterest income was positively impacted during the first quarter of 2019 by a revaluing of an investment which the Company holds in common stock of another financial institution, historically recorded at its cost basis, to fair value based on recent observable prices in orderly stock transactions, resulting in income of $0.6 million. The major components of our noninterest income are listed below:

	Three Months Ended March 31
	2019	2018	$ Change	% Change
(In thousands)
Noninterest Income
Service charges	$679	$846	$(167)	(20)%
Income from Ansay & Associates, LLC	875	1,196	(321)	(27)%
Income from UFS, LLC	594	609	(15)	(2)%
Loan servicing income	223	242	(19)	(8)%
Net gain on sales of mortgage loans	87	157	(70)	(45)%
Noninterest income from strategic alliances	19	23	(4)	(17)%
Other	829	370	459	124%
Total Noninterest Income	$3,306	$3,443	$(137)	(5)%

Noninterest Expense. Noninterest expense decreased $0.7 million to $9.3 million for the three months ended March 31, 2019 compared to $10.0 million for the same period in 2018. The decrease in noninterest expense was a product of many offsetting increases and decreases in the individual components of noninterest expense. Occupancy expenses decreased $0.5 million from $1.3 million in the first quarter of 2018 to $0.8 million in the first quarter of 2019, the result of significant investments made during the first quarter of 2018 for equipment and facilities of branch locations acquired in the Waupaca acquisition, a cost that was not repeated in the first quarter of 2019. Losses from sales of ORE, nearly all of which were acquired in the Waupaca acquisition or resulted from foreclosures on loans acquired in that transaction, were elevated in the first quarter of 2018, the first full quarter after that acquisition closed, and declined significantly for the first quarter of 2019. Net gains on sales of securities and other investments, which offset noninterest expense in each quarter, were significantly higher in 2019 due to the sale of common stock of another financial institution, which the Company had held since 2016, resulting in a realized gain of $0.2 million. Charitable contributions declined significantly from the first quarter of 2018 to the first quarter of 2019 due primarily to one multi-year contribution commitment of $0.3 million made to an organization during the first quarter of 2018 which was fully accrued for in that quarter and not repeated in the first quarter of 2019. Outside service fees and other noninterest expense increased by a combined $0.5 million, due primarily to expenses incurred in 2019 resulting from the Company’s public company status and pending acquisition of Partnership, neither of which existed in the first quarter of 2018.

The major components of our noninterest expense are listed below:

	Three Months Ended March 2018
	2019	2018	$ Change	% Change
	(In thousands)
Noninterest Expense
Salaries, commissions and employee benefits	$5,310	$5,317	$(7)	(0)%
Occupancy	849	1,350	(501)	(37)%
Data processing	913	939	(26)	(3)%
Postage, stationary, and supplies	123	167	(44)	(26)%
Net loss on sales and valuation of ORE	36	136	(100)	(74)%
Net gain on sales of securities and other investments	(234)	(3)	(231)	NM
Advertising	74	52	22	42%
Charitable contributions	131	373	(242)	(65)%
Outside service fees	684	520	164	32%
Amortization of intangibles	161	189	(28)	(15)%
Other	1,255	937	318	34%
Total Noninterest Expenses	$9,302	$9,977	$(675)	(7)%

Income Tax Expense. We recorded a provision for income taxes of $2.0 million for the three months ended March 31, 2019 compared to a provision of $2.2 million for the same period during 2018, reflecting effective tax rates of 23.2% and 23.8%, respectively. The effective tax rates were reduced from the statutory federal and state income tax rates largely as a result of tax-exempt interest income produced by certain qualifying loans and investments in the Bank’s portfolios.

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

The following tables set forth the distribution of our average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the periods indicated:

	Three Months Ended March 31
	2019			2018
	Average Balance	Interest Income/ Expenses(1)	Rate Earned/ Paid(1)	Average Balance	Interest Income/ Expenses(1)	Rate Earned/ Paid(1)
	(dollars in thousands)
ASSETS
Interest-earning assets
Loans(2)
Taxable	$1,340,489	$70,007	5.22%	$1,321,159	$68,509	5.19%
Tax-exempt	93,794	4,950	5.28%	83,547	4,275	5.12%
Securities
Taxable (available for sale)	71,417	2,243	3.14%	67,832	2,158	3.18%
Tax-exempt (available for sale)	51,954	1,917	3.69%	58,240	2,099	3.60%
Taxable (held to maturity)	28,975	718	2.48%	25,428	584	2.30%
Tax-exempt (held to maturity)	11,793	337	2.86%	14,230	431	3.03%
Cash and due from banks	53,684	1,326	2.47%	100,922	1,682	1.67%
Total interest-earning assets	1,652,106	81,498	4.93%	1,671,358	79,738	4.77%
Non interest-earning assets	133,404			126,742
Allowance for loan losses	(12,165)			(11,794)
Total assets	$1,773,345			$1,786,306
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits
Checking accounts	$78,957	$1,697	2.15%	$116,699	$1,084	0.93%
Savings accounts	221,622	2,259	1.02%	140,797	267	0.19%
Money market accounts	406,422	4,583	1.13%	447,551	3,931	0.88%
Certificates of deposit	383,422	8,087	2.11%	365,201	4,303	1.18%
Brokered deposits	17,711	507	2.86%	—	—	—
Total interest-bearing deposits	1,108,134	17,133	1.55%	1,070,248	9,585	0.90%
Other borrowed funds	33,043	1,207	3.65%	141,323	2,690	1.90%
Total interest-bearing liabilities	1,141,177	18,340	1.61%	1,211,571	12,275	1.01%
Non-interest-bearing liabilities
Demand deposits	440,172			400,331
Other liabilities	16,938			13,073
Total liabilities	1,598,287			1,624,975
Stockholders’ equity	175,058			161,331
Total liabilities & stockholders’ equity	$1,773,345			$1,786,306
Net interest income on a fully taxable equivalent basis		63,158			67,463
Less taxable equivalent adjustment		(1,513)			(1,436)
Net interest income		$61,645			$66,027
Net interest spread(3)			3.33%			3.76%
Net interest margin(4)			3.82%			4.04%

(1)	Annualized on a fully taxable equivalent basis calculated using a federal tax rate of 21% for the three months ended March 31, 2019 and 2018.
(2)	Nonaccrual loans are included in average amounts outstanding.
(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income on a fully tax equivalent basis as a percentage of average interest-earning assets.

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

	Three Months Ended March 31, 2019 Compared with Three Months Ended March 31, 2018
	Increase/(Decrease) Due to Change in
	Volume	Rate	Total
	(dollars in thousands)
Interest income
Loans
Taxable	$1,002	$496	$1,498
Tax-exempt	524	151	675
Securities
Taxable (available for sale)	114	(29)	85
Tax-exempt (available for sale)	(227)	45	(182)
Taxable (held to maturity)	81	53	134
Tax-exempt (held to maturity)	(74)	(20)	(94)
Cash and due from banks	(787)	431	(356)
Total interest income	635	1,125	1,760
Interest expense
Deposits
Checking accounts	(351)	964	613
Savings accounts	153	1,839	1,992
Money market accounts	(361)	1,013	652
Certificates of deposit	215	3,569	3,784
Brokered deposits	507	-	507
Total interest-bearing deposits	(344)	7,892	7,548
Other borrowed funds	(2,061)	578	(1,483)
Total interest expense	(2,405)	8,470	6,065
Change in net interest income	$3,039	$(7,344)	$(4,305)

CHANGES IN FINANCIAL CONDITION

Total Assets. Total assets increased $12.2 million, or 0.7%, to $1.81 billion at March 31, 2019, from $1.79 billion at December 31, 2018.

Cash and Cash Equivalents. Cash and cash equivalents increased by $1.5 million to $109.2 million at March 31, 2019 from $107.7 million at December 31, 2018.

Investment Securities. The carrying value of total investment securities increased by $3.8 million to $163.5 million at March 31, 2019, from $159.7 million at December 31, 2018.

Loans. Net loans increased by $3.0 million, totaling $1.42 billion at March 31, 2019 and December 31, 2018.

Bank-Owned Life Insurance. At March 31, 2019, our investment in bank-owned life insurance was $24.3 million, an increase of $0.1 million from $24.2 million at December 31, 2018.

Deposits. Deposits increased $16.5 million, or 1.1%, to $1.57 billion at March 31, 2019 from $1.56 billion at December 31, 2018.

Borrowings. At March 31, 2019, borrowings consisted of subordinated debt to other banks. Subordinated debt remained at $11.5 million at March 31, 2019, the same balance at December 31, 2018.

Stockholders’ Equity. Total stockholders’ equity increased $4.9million, or 2.8%, to $179.2 million at March 31, 2019, from $174.3 million at December 31, 2018.

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

Our loan portfolio is our most significant earning asset, comprising 79.3% and 79.7% of our total assets as of March 31, 2019 and December 31, 2018, respectively. Our strategy is to grow our loan portfolio by originating quality commercial and consumer loans that comply with our credit policies and that produce revenues consistent with our financial objectives. We believe our loan portfolio is well-balanced, which provides us with the opportunity to grow while monitoring our loan concentrations.

Loans increased $3.0 million, or 0.2%, to $1.43 billion as of March 31, 2019 as compared to $1.43 billion as of December 31, 2018. Our loan growth during the three months ended March 31, 2019 compared to the year ended December 31, 2018 has been comprised of an increase of $4.3 million, or 1.5%, in commercial and industrial loans, an increase of $1.7 million, or 0.3%, in commercial real estate loans, an increase of $6.6 million, or 10.9%, in construction and development loans, a decrease of $1.2 million, or 0.3%, in residential 1-4 family loans and an increase of $0.2 million, or 0.6%, in consumer and other loans. The increase in loans during the three months ended March 31, 2019 is attributable to modest organic loan growth, which was offset by a planned reduction of a portion of the loan portfolio acquired from Waupaca. The reduction of a portion of the loan portfolio acquired from Waupaca focused on out of market loans as well as loans of poor asset quality. This reduction occurred without incurring significant losses.

The following table presents the balance and associated percentage of each major category in our loan portfolio at March 31 2019, December 31, 2018, and March 31, 2018:

	March 31,		December 31,		March 31,
	2019	% of Total	2018	% of Total	2018	% of Total

Commercial & Industrial
Commercial & industrial	$293,220	20%	$297,576	21%	$283,993	20%
Deferred costs net of unearned fees	(223)	0%	(248)	0%	(269)	0%
Total commercial & industrial	292,997	20%	297,328	21%	283,724	20%
Commercial real estate
Owner Occupied	412,126	29%	416,097	29%	417,456	30%
Non-owner occupied	258,310	18%	252,717	18%	226,265	16%
Deferred costs net of unearned fees	(409)	0%	(465)	0%	(374)	0%
Total commercial real estate	670,027	47%	668,349	47%	643,347	46%
Construction & Development
Construction & Development	67,537	5%	60,927	4%	58,905	4%
Deferred costs net of unearned fees	(116)	0%	(125)	0%	(47)	0%
Total construction & development	67,421	5%	60,802	4%	58,858	4%
Residential 1 – 4 family
Residential 1 – 4 family	367,518	26%	368,673	26%	373,542	27%
Deferred costs net of unearned fees	23	0%	17	0%	205	0%
Total residential 1 – 4 family	367,541	26%	368,690	26%	373,747	27%
Consumer
Consumer	27,242	2%	26,854	2%	37,588	3%
Deferred costs net of unearned fees	105	0%	101	0%	90	0%
Total consumer	27,347	2%	26,955	2%	37,678	3%
Other Loans
Other	6,165	0%	6,369	0%	7,891	0%
Deferred costs net of unearned fees	—	0%	1	0%	—	0%
Total other loans	6,165	0%	6,370	0%	7,891	0%
Total loans	$1,431,498	100%	$1,428,494	100%	$1,405,245	100%

Our directors and officers and their associates are customers of, and have other transactions with, the Bank in the normal course of business. All loans and commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than normal risk of collection or present other unfavorable features. At March 31, 2019 and December 31, 2018, total loans outstanding to such directors and officers and their associates were $84.6 million and $84.1 million, respectively. During the three months ended March 31, 2019, $9.7 million of additions and $9.2 million of repayments were made to these loans. At March 31, 2019 and December 31, 2018, all of the loans to directors and officers were performing according to their original terms.

Loan categories

The principal categories of our loan portfolio are discussed below:

Commercial and Industrial (C&I). Our C&I portfolio totaled $293.0 million and $297.3 million at March 31, 2019 and December 31, 2018, respectively, and represented 20% and 21% of our total loans at those dates.

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

Commercial Real Estate (CRE). Our CRE loan portfolio totaled $670.0 million and $668.3 million at March 31, 2019 and December 31, 2018, respectively, and represented 47% of our total loans at both of those dates.

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

Construction and Development (C&D). Our C&D loan portfolio totaled $67.4 million and $60.8 million at March 31, 2019 and December 31, 2018, respectively, and represented 5% and 4% of our total loans at those dates.

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

Residential 1 – 4 Family. Residential 1 – 4 family loans held in portfolio amounted to $367.5 million and $368.7 million at March 31, 2019 and December 31, 2018, respectively, and represented 26% of our total loans at both of those dates.

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

We were servicing mortgage loans sold to others without recourse of approximately $316.5 million at both March 31, 2019 and December 31, 2018.

Loans sold with the retention of servicing assets result in the capitalization of servicing rights. Loan servicing rights are included in other assets and are carried at fair value. The net balance of capitalized servicing rights amounted to $3.1 million at both March 31, 2019 and December 31, 2018.

Consumer Loans. Our consumer loan portfolio totaled $27.3 million and $27.0 million at March 31, 2019 and December 31, 2018, respectively, and represented 2% of our total loans at those dates. Consumer loans include secured and unsecured loans, lines of credit and personal installment loans.

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

Other Loans. Our other loans totaled $6.2 million and $6.4 million at March 31, 2019 and December 31, 2018, respectively, and are immaterial to the overall loan portfolio. The other loans category consists primarily of overdrafted depository accounts, loans utilized to purchase or carry securities and loans to nonprofit organizations.

Loan Portfolio Maturities. The following tables summarize the dollar amount of loans maturing in our portfolio based on their loan type and contractual terms to maturity at March 31, 2019 and December 31, 2018, respectively. The tables do not include any estimate of prepayments, which can significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

As of March 31, 2019	One Year or Less	One to Five Years	Over Five Years	Total
	(dollars in thousands)
Commercial & Industrial	$89,397	$107,295	$96,305	$292,997
Commercial real estate	118,874	304,618	246,535	670,027
Construction & Development	27,996	24,654	14,771	67,421
Residential 1 – 4 family	29,390	63,844	274,307	367,541
Consumer and other	5,906	20,214	7,392	33,512
Total	$271,563	$520,625	$639,310	$1,431,498

As of December 31, 2018	One Year or Less	One to Five Years	Over Five Years	Total
	(dollars in thousands)
Commercial & Industrial	$89,358	$111,354	$96,616	$297,328
Commercial real estate	114,017	313,836	240,496	668,349
Construction & Development	28,357	19,721	12,724	60,802
Residential 1 – 4 family	27,987	69,206	271,497	368,690
Consumer and other	4,980	21,385	6,960	33,325
Total	$264,699	$535,502	$628,293	$1,428,494

The following tables summarize the dollar amount of loans maturing in our portfolio based on whether the loan has a fixed or variable rate of interest and their contractual terms to maturity at March 31, 2019 and December 31, 2018, respectively. The tables do not include any estimate of prepayments, which can significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

As of March 31, 2019	One Year or Less	One to Five Years	Over Five Years	Total
	(dollars in thousands)
Predetermined interest rates	$140,476	$411,576	$267,321	$819,373
Floating or adjustable interest rates	131,087	109,049	371,989	612,125
Total	$271,563	$520,625	$639,310	$1,431,498

As of December 31, 2018	One Year or Less	One to Five Years	Over Five Years	Total
	(dollars in thousands)
Predetermined interest rates	$143,333	$412,100	$267,221	$822,654
Floating or adjustable interest rates	121,366	123,402	361,072	605,840
Total	$264,699	$535,502	$628,293	$1,428,494

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

Our nonperforming assets consist of nonperforming loans and foreclosed real estate. Nonperforming loans are those on which the accrual of interest has stopped, as well as loans that are contractually 90 days past due on which interest continues to accrue. The composition of our nonperforming assets is as follows:

	March 31,	December 31,	March 31,
	2019	2018	2018
	(dollars in thousands)
Nonaccruals	$15,972	$20,099	$18,098
Loans past due > 90 days, but still accruing	294	423	2,266
Total nonperforming loans	$16,266	$20,522	$20,364
Accruing troubled debt restructured loans	$179	$179	$186
Nonperforming loans as a percent of gross loans	1.14%	1.44%	1.45%
Nonperforming loans as a percent of total assets	0.90%	1.14%	1.20%

At March 31, 2019 and December 31, 2018, impaired loans had specific reserves of $2.1 million and $1.1 million, respectively.

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

As of March 31, 2019 and December 31, 2018 the Company had specific reserves of $2.1 million and $0.4 million for TDRs, respectively, and none of them have subsequently defaulted.

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

Loans totaling $64.3 million were classified substandard under the Bank’s policy at March 31, 2019 and loans totaling $67.6 million were classified substandard under the Bank’s policy as of December 31, 2018. The following table sets forth information related to the credit quality of our loan portfolio at March 31, 2019 and December 31, 2018.

Loan type (in thousands)	Pass	Watch	Substandard	Total
As of March 31, 2019
Commercial & industrial	$226,068	$51,811	$15,118	$292,997
Commercial real estate	504,175	119,865	45,987	670,027
Construction & Development	64,538	2,822	61	67,421
Residential 1 – 4 family	354,380	10,046	3,115	367,541
Consumer	27,289	44	14	27,347
Other loans	2,615	3,550	—	6,165
Total loans	$1,179,065	$188,138	$64,295	$1,431,498

Loan type (in thousands)	Pass	Watch	Substandard	Total
As of December 31, 2018
Commercial & industrial	$237,367	$40,377	$19,584	$297,328
Commercial real estate	497,871	126,904	43,574	668,349
Construction & Development	57,967	2,774	61	60,802
Residential 1 – 4 family	351,772	12,534	4,384	368,690
Consumer	26,887	49	19	26,955
Other loans	3,112	3,258	—	6,370
Total loans	$1,174,976	$185,896	$67,622	$1,428,494

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

The following table summarizes the changes in our ALL for the periods indicated:

	Three months ended March 31, 2019	Year ended December 31, 2018	Three months ended March 31, 2018
	(dollars in thousands)
Period-end loans outstanding (net of unearned discount and deferred loan fees)	$1,431,498	$1,428,494	$1,405,245
Average loans outstanding (net of unearned discount and deferred loan fees)	$1,434,283	$1,425,867	$1,404,766
Balance of allowance for loan losses at the beginning of period	$12,248	$11,612	$11,612
Loans charged-off:
Commercial and industrial	586	35	0
Commercial real estate – owner occupied	78	2,374	11
Commercial real estate – non-owner occupied	54	0	0
Construction & Development	0	83	83
Residential 1 – 4 family	8	140	79
Consumer	11	48	3
Other Loans	5	37	19
Total loans charged-off	742	2,717	195
Recovery of loans previously charged-off:
Commercial and industrial	0	2	1
Commercial real estate – owner occupied	1	158	2
Commercial real estate – non-owner occupied	0	3	1
Construction & Development	0	0	0
Residential 1 – 4 family	78	233	202
Consumer	1	12	2
Other Loans	2	10	3
Total recoveries of loans previously charged-off	82	418	211
Net loan charge-offs (recoveries)	$660	$2,299	$(16)
Provision charged to operating expense	625	2,935	485
Balance at end of period	$12,213	$12,248	$12,113
Ratio of net charge-offs (recoveries) during the period to average loans outstanding	0.18%	0.16%	(0.00%)
Ratio of allowance for loan losses to loans outstanding	0.85%	0.86%	0.86%

The level of charge-offs depends on many factors, including the national and regional economy. Cyclical lagging factors may result in charge-offs being higher than historical levels. Although the allowance is allocated between categories, the entire allowance is available to absorb losses attributable to all loan categories. Management believes that the current ALL is adequate.

The following table summarizes an allocation of the ALL and the related percentage of loans outstanding in each category for the periods below.

	March 31, 2019		December 31, 2018		March 31, 2018
(in thousands, except %)	Amount	% of Loans	Amount	% of loans	Amount	% of loans
Loan Type:
Commercial and industrial	$2,269	20%	$3,021	21%	$2,669	20%
Commercial real estate – owner occupied	5,105	29%	3,459	29%	3,099	30%
Commercial real estate – non-owner occupied	1,910	18%	2,100	18%	2,115	16%
Construction & Development	396	5%	725	4%	734	4%
Residential 1 – 4 family	2,034	26%	2,472	26%	2,812	27%
Consumer	135	2%	148	2%	225	3%
Other Loans	41	0%	32	0%	51	0%
Unallocated	323		291		408
Total allowance	$12,213	100%	$12,248	100%	$12,113	100%

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

Deposits. Our current deposit products include non-interest bearing and interest-bearing checking accounts, savings accounts, money market accounts, and certificate of deposits. As of March 31, 2019, deposit liabilities accounted for approximately 87.2% of our total liabilities and equity. We accept deposits primarily from customers in the communities in which our branches and offices are located, as well as from small businesses and other customers throughout our lending area. We rely on our competitive pricing and products, quality customer service, and convenient locations and hours to attract and retain deposits. Deposit rates and terms are based primarily on current business strategies, market interest rates, liquidity requirements and our deposit growth goals.

Total deposits were $1.57 billion and $1.56 billion as of March 31, 2019 and December 31, 2018, respectively. Noninterest-bearing deposits at March 31, 2019 and December 31, 2018, were $464.9 million and $448.8 million, respectively, while interest-bearing deposits were $1.11 billion at both March 31, 2019 and December 31, 2018.

At March 31, 2019, we had a total of $398.6 million in certificates of deposit, including $17.7 million of brokered deposits. Based on historical experience and our current pricing strategy, we believe we will retain a majority of these accounts upon maturity, although our long-term strategy is to minimize reliance on certificates of deposits by increasing relationship deposits in lower earning savings and demand deposit accounts.

The following tables set forth the average balances of our deposits for the periods indicated:

	Three months ended March 31, 2019			Year ended December 31, 2018			Three months ended March 31, 2018
	Amount	Percent	Weighted average rate	Amount	Percent	Weighted average rate	Amount	Percent	Weighted average rate
	(dollars in thousands)
Noninterest-bearing demand deposits	$440,172	28.5%	N/A	$408,403	27.5%	N/A	400,331	27.3%	N/A
Interest-bearing checking deposits	78,957	5.1%	2.15%	99,894	6.7%	1.13%	116,699	7.9%	0.93%
Savings accounts	221,622	14.3%	1.02%	168,254	11.3%	0.52%	140,797	9.6%	0.19%
Money market accounts	406,422	26.2%	1.13%	428,052	28.8%	0.99%	447,551	30.4%	0.88%
Certificates of depots	383,422	24.8%	2.11%	371,332	25.0%	1.57%	365,201	24.8%	1.18%
Brokered deposits	17,711	1.1%	2.86%	10,476	0.7%	2.91%	—	—	—
Total	$1,548,306	100%		$1,486,411	100.0%		$1,470,579	100%

Certificates of deposit of $100,000 or greater by maturity are as follows:

	March 31, 2019	December 31, 2018	March 31, 2018
	(dollars in thousands)
Less than 3 months remaining	$46,691	$26,366	$25,233
Over 3 to 6 months remaining	19,341	46,593	24,508
Over 6 to 12 months remaining	42,557	35,932	38,505
Over 12 months or more remaining	89,329	89,501	78,084
Total	$197,918	$198,392	$166,330

Retail certificates of deposit of $100,000 or greater totaled $197.9 million and $198.4 million at March 31, 2019 and December 31, 2018, respectively. Interest expense on retail certificates of deposit of $100,000 or greater was $0.9 million for the three months ended March 31, 2019, and $2.5 million for the year ended December 31, 2018.

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated:

	March 31, 2019	December 31, 2018	March 31, 2018
	(Dollars in thousands)
Interest Rate:
Less than 1.00%	$863	$1,824	$8,727
1.00% to 1.99%	127,041	164,366	281,618
2.00% to 2.99%	238,226	204,825	71,092
3.00% to 3.99%	32,435	29,142	393
Total	$398,565	$400,157	$361,830

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

The following table summarizes securities sold under repurchase agreements, and the weighted average interest rates paid:

(dollars in thousands)	Three months ended March 31, 2019	Year ended December 31, 2018	Three months ended March 31, 2018
Average daily amount of securities sold under repurchase agreements during the period	$21,543	$22,315	$26,023
Weighted average interest rate on average daily securities sold under repurchase agreements	2.45%	1.79%	1.46%
Maximum outstanding securities sold under repurchase agreements at any month-end	$25,484	$48,010	$30,299
Securities sold under repurchase agreements at period end	$25,484	$31,489	$25,879
Weighted average interest rate on short-term borrowings at period end	2.44%	2.43%	1.68%

Short-term borrowings

The Company’s short-term borrowings have historically consisted primarily of short-term FHLB of Chicago advances collateralized by a blanket pledge agreement on the Company’s FHLB capital stock and retail and commercial loans held in the Company’s portfolio. There were no advances outstanding from the FHLB at March 31, 2019 or December 31, 2018. From time to time the Company utilized short-term FHLB advances to fund liquidity during 2018.

The total loans pledged as collateral were $705.3 million at March 31, 2019 and $697.3 million at December 31, 2018. Outstanding letters of credit from the FHLB totaled $55.0 million at both March 31, 2019 and December 31, 2018.

The following table summarizes short-term borrowings (borrowings with maturities of one year or less), which consist of borrowings from the FHLB, and the weighted average interest rates paid:

(dollars in thousands)	Three months ended March 31, 2019	Year ended December 31, 2018	Three months ended March 31, 2018
Average daily amount of short-term borrowings outstanding during the period	$—	$73,464	$95,556
Weighted average interest rate on average daily short-term borrowings	NA	1.75%	1.48%
Maximum outstanding short-term borrowings outstanding at any month-end	$—	$100,000	$100,000
Short-term borrowings outstanding at period end	$—	$—	$17,000
Weighted average interest rate on short-term borrowings at period end	NA	NA	1.80%

Lines of credit and other borrowings.

We maintain a $5.0 million line of credit with a commercial bank. There were no outstanding balances on this note as of March 31, 2019 or December 31, 2018. Any future borrowings under this note would carry interest at a variable rate with a floor of 3.50%, due in full on May 25, 2019.

We also maintain a $5.0 million line of credit with another commercial bank. There were no outstanding balances on this note as of March 31, 2019 or December 31, 2018. Any future borrowings under this note would carry interest at a variable rate with a floor of 3.25%, due in full on May 19, 2019.

During September 2017, the Company entered into subordinated note agreements with three separate commercial banks, where the Company had up to twelve months from entering these agreements to borrow funds up to a maximum availability of $22.5 million. As of March 31, 2019 and December 31, 2018, outstanding balances under these agreements totaled $11.5 million. These notes were all issued with 10-year maturities, carry interest at a variable rate payable quarterly, are callable on or after the sixth anniversary of their issuance dates, and qualify for Tier 2 capital for regulatory purposes.

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

Securities available for sale consist of obligations of states and political subdivision, mortgage-backed securities, and corporate notes. Securities classified as available for sale, which management has the intent and ability to hold for an indefinite period of time, but not necessarily to maturity, are carried at fair value, with unrealized gains and losses, net of related deferred income taxes, included in stockholders’ equity as a separate component of other comprehensive income. The fair value of securities available for sale totaled $122.8 million and included gross unrealized gains of $2.0 million and gross unrealized losses of $0.3 million at March 31, 2019. At December, 31 2018, the fair value of securities available for sale totaled $118.9 million and included gross unrealized gains of $0.8 million and gross unrealized losses of $1.4 million.

Securities classified as held to maturity consist of U.S. Treasury securities and obligations of states and political subdivisions. These securities, which management has the intent and ability to hold to maturity, are reported at amortized cost. Securities held to maturity totaled $40.8 million at March 31, 2019 and December 31, 2018.

The Company recognized a net gain of $0.2 million on the sale of an investment previously classified as an “other investment” during the three-months ended March 31, 2019, and a gain on sale of available for sale security of $3,000 during the three-months ended March 31, 2018.

The following table sets forth the fair value of available for sale investment securities, the amortized costs of held to maturity and the percentage distribution at the dates indicated:

	March 31, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Available for sale securities, at estimated fair value
Obligations of states and political subdivisions	$52,615	43%	$51,893	44%
Mortgage-backed securities	53,494	44%	50,569	42%
Corporate notes	16,652	13%	16,444	14%
Total securities available for sale	122,761	100%	118,906	100%
Held to maturity securities, at amortized cost
U.S. Treasury securities	28,977	71%	28,975	71%
Obligations of states and political subdivisions	11,792	29%	11,793	29%
Total securities held to maturity	40,769	100%	40,768	100%
Total	$163,530		$159,674

The following tables set forth the composition and maturities of investment securities as of March 31, 2019 and December 31, 2018. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years		Total
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
	(dollars in thousands)
At March 31, 2019
Available for sale securities
Obligations of state and political subdivisions	$4,010	3.4%	$6,911	3.3%	$7,773	3.5%	$32,464	3.9%	$51,158	3.7%
Mortgage-backed securities	1,190	1.8%	12,783	2.4%	37,426	2.9%	1,725	3.2%	53,124	2.8%
Corporate notes	—	—%	11,794	2.9%	4,941	3.3%	—	—%	16,735	3.0%
Total available for sale securities	5,200	3.0%	31,488	2.7%	50,140	3.0%	34,189	3.9%	121,017	3.2%
Held to maturity securities
U.S. Treasury Securities	1,493	2.0%	11,018	2.6%	16,466	2.5%	—	—%	28,977	2.5%
Obligations of state and political subdivisions	1,434	3.3%	3,584	2.4%	2,994	2.6%	3,780	3.6%	11,792	3.0%
Total held to maturity securities	2,927	2.6%	14,602	2.6%	19,460	2.5%	3,780	3.6%	40,769	2.6%
Total	$8,127	2.9%	$46,090	2.7%	$69,600	2.9%	$37,969	3.8%	$161,786	3.1%

	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years		Total
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
	(dollars in thousands)
At December 31, 2018
Available for sale securities
Obligations of state and political subdivisions	$3,681	3.4%	$6,438	3.3%	$8,092	3.5%	$33,081	3.9%	$51,292	3.7%
Mortgage-backed securities	1,838	1.6%	13,009	2.4%	34,810	2.9%	1,862	3.2%	51,519	2.7%
Corporate notes	—	—%	11,770	2.9%	4,938	3.3%	—	—%	16,708	3.0%
Total available for sale securities	5,519	2.8%	31,217	2.7%	47,840	3.0%	34,943	3.9%	119,519	3.2%
Held to maturity securities
U.S. Treasury Securities	1,492	2.0%	11,020	2.6%	16,463	2.5%	—	—%	28,975	2.5%
Obligations of state and political subdivisions	1,434	3.3%	3,140	2.1%	3,440	2.8%	3,779	3.6%	11,793	3.0%
Total held to maturity securities	2,926	2.6%	14,160	2.5%	19,903	2.6%	3,779	3.6%	40,768	2.6%
Total	$8,445	2.7%	$45,377	2.7%	$67,743	2.9%	$38,722	3.8%	$160,287	3.0%

(1)	Weighted Average Yield is shown on a fully taxable equivalent basis using a federal tax rate of 21% at March 31, 2019 and December 31, 2018, respectively.

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

As of March 31, 2019, 32 debt securities had gross unrealized losses, with an aggregate depreciation of 0.20% from our amortized cost basis. The largest unrealized loss percentage of any single security was 3.23% (or $13,000) of its amortized cost. The largest unrealized dollar loss of any single security was $94,000 (or 2.37%) of its amortized cost.

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

Capital Adequacy. Total stockholders’ equity was $179.2 million at March 31, 2019 compared to $174.3 million at December 31, 2018.

Our capital management consists of providing adequate equity to support our current and future operations. The Bank is subject to various regulatory capital requirements administered by state and federal banking agencies, including the Federal Reserve and the OCC. Failure to meet minimum capital requirements may prompt certain actions by regulators that, if undertaken, could have a direct material adverse effect on our financial condition and results of operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measure of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and the classifications are also subject to qualitative judgment by the regulator in regards to components, risk weighting and other factors.

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

Federal banking regulators have issued risk-based capital guidelines, which assign risk factors to asset categories and off-balance-sheet items. The following table reflects capital ratios computed utilizing the implemented Basel III regulatory capital framework discussed above:

	Actual		Minimum Capital Required For Capital Adequacy		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer Basel III Phase-In Schedule		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer Basel III Fully Phased In		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At March 31, 2019
Bank First National Corporation:
Total capital (to risk-weighted assets)	$184,328	11.5%	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Tier I capital (to risk-weighted assets)	160,615	10.1%	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	160,615	10.1%	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Tier I capital (to average assets)	160,615	9.1%	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Bank First, N.A.:
Total capital (to risk-weighted assets)	$181,904	11.4%	$127,706	8.0%	$167,614	10.5%	$167,614	10.5%	$159,632	10.0%
Tier I capital (to risk-weighted assets)	169,691	10.6%	95,779	6.0%	135,687	8.5%	135,687	8.5%	127,706	8.0%
Common equity tier I capital (to risk-weighted assets)	169,691	10.6%	71,834	4.5%	111,742	7.0%	111,742	7.0%	103,761	6.5%
Tier I capital (to average assets)	169,691	9.7%	70,124	4.0%	70,124	4.0%	70,124	4.0%	87,655	5.0%
At December 31, 2018
Bank First National Corporation:
Total capital (to risk-weighted assets)	$181,201	11.4%	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Tier I capital (to risk-weighted assets)	157,453	9.9%	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	157,453	9.9%	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Tier I capital (to average assets)	157,453	9.1%	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Bank First, N.A.:
Total capital (to risk-weighted assets)	$178,668	11.2%	$127,497	8.0%	$157,459	9.88%	$167,340	10.5%	$159,372	10.0%
Tier I capital (to risk-weighted assets)	166,420	10.4%	95,623	6.0%	125,585	7.88%	135,466	8.5%	127,497	8.0%
Common equity tier I capital (to risk-weighted assets)	166,420	10.4%	71,717	4.5%	101,679	6.38%	111,560	7.0%	103,592	6.5%
Tier I capital (to average assets)	166,420	9.6%	69,410	4.0%	69,410	4.00%	69,410	4.0%	86,762	5.0%

As previously mentioned, the Company carried $11.5 million of subordinated debt as of March 31, 2019 and December 31, 2018 which is included in total capital for the Company in the tables above.

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

Loan commitments and standby and direct pay letters of credit do not necessarily represent our future cash requirements because while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. Our off-balance sheet arrangements at the dates indicated were as follows:

	Amounts of Commitments Expiring – By Period as of March 31, 2019
Other Commitments	Total	Less Than One Year	One to Three Years	Three to Five Years	After Five Years
	(dollars in thousands)
Unused lines of credit	$309,114	$195,027	$45,172	$44,106	$24,809
Standby and direct pay letters of credit	25,021	11,706	2,568	8,581	2,166
Credit card arrangements	7,507	—	—	—	7,507
Total commitments	$341,642	$206,733	$47,740	$52,687	$34,482

	Amounts of Commitments Expiring – By Period as of December 31, 2018
Other Commitments	Total	Less Than One Year	One to Three Years	Three to Five Years	After Five Years
	(dollars in thousands)
Unused lines of credit	$326,452	$205,200	$45,589	$51,371	$24,292
Standby and direct pay letters of credit	25,261	11,501	2,964	8,630	2,166
Credit card arrangements	7,119	—	—	—	7,119
Total commitments	$358,832	$216,701	$48,553	$60,001	$33,577

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

This simulation assumes that there is no growth in interest-earning assets or interest-bearing liabilities over the next 12 months. The changes to net interest income shown below are in compliance with the Company’s policy guidelines. As of March 31, 2019:

Change in Interest Rates (in Basis Points)	Percentage Change in Net Interest Income
+400	6.8
+300	5.2
+200	3.5
+100	1.8
–100	(4.7)

As of December 31, 2018:

Change in Interest Rates (in Basis Points)	Percentage Change in Net Interest Income
+400	5.0
+300	3.9
+200	2.7
+100	1.5
–100	(4.1)

Economic Value of Equity Analysis. We also analyze the sensitivity of the Company’s financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between estimated changes in the present value of the Company’s assets and estimated changes in the present value of the Company’s liabilities assuming various changes in current interest rates. The Company’s economic value of equity analysis as of March 31, 2019 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Company would experience a 4.9% increase in the economic value of equity. At the same date, our analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, the Company would experience a 6.8% decrease in the economic value of equity. The estimates of changes in the economic value of our equity require us to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on the economic value of our equity. Although our economic value of equity analysis provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of our equity and will differ from actual results.

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

Changes in Internal Control Over Financial Reporting

No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are a party to various litigation in the normal course of business. Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on our financial position, results of operations or liquidity.

ITEM 1A.	RISK FACTORS

Additional information regarding risk factors appears in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements” of this Form 10-Q and in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes during the quarterly period ended March 31, 2019 to the risk factors previously disclosed in the Company’s Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) On January 1, 2019, the Company issued 1,518 shares of restricted stock to a former member of Senior Management who had retired, pursuant to the terms of the Company’s Deferred Compensation Plan.

(b) None.

(c) Issuer Purchases of Equity Securities

The Company's Board of Directors authorized a $10 million share repurchase program that expired in April, 2019. This program was announced on May 14, 2018. The table below sets forth information regarding repurchases of our common stock during the first quarter of 2019 under that program. The Board renewed the share repurchase program in the amount of $10 million on April 16, 2019. The program was announced in a Current Report on Form 8-K on April 18, 2019.

(in thousands, except per share data)	Total Number of Shares Repurchased		Average Price Paid per Share(1)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 2019	47,223		$47.24	47,223	54,481
February 2019	0		0	0	54,481
March 2019	4,447	(3)	57.35	0	54,481
Total	51,670		$48.11	47,223	54,481

(1)	The average price paid per share is calculated on a trade date basis for all open market transactions and excludes commissions and other transaction expenses.
(2)	Based on the closing per share price as of March 31, 2019 ($58.93).
(3)	Includes 3,077 shares repurchased to satisfy tax withholding obligations and 1,370 shares repurchased from the 401(k) Plan.

The foregoing repurchases during the first quarter of 2019 were purchased through open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act and pursuant to the Company’s 401(k) Plan and Equity Plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Index

Exhibit Number	Description
2.1	First Amendment to Agreement and Plan of Merger, dated as of April 30, 2019, to that certain Agreement and Plan of Merger, dated as of January 22, 2019, by and between Bank First National Corporation and Partnership Community Bancshares, Inc.*
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rules 13a-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer**
101 INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK FIRST NATIONAL CORPORATION

DATE:	May 8, 2019	BY:	/s/Kevin M. LeMahieu
Kevin M. LeMahieu
Chief Financial Officer
(Principal Financial and Accounting Officer)

