Form 10-Q
period 2019-06-30
Bank First Corp
filed 2019-08-13
CIK 1746109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 001-38676

BANK FIRST CORPORATION

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

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of August 13, 2019, was 7,106,210 shares.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS:

BANK FIRST CORPORATION

Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2019	December 31, 2018
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$19,204	$41,435
Interest-bearing deposits	89,833	21,830
Federal funds sold	16,837	44,478
Cash and cash equivalents	125,874	107,743
Securities held to maturity, at amortized cost ($40,552 and $40,477 fair value at June 30, 2019 and December 31, 2018, respectively)	39,537	40,768
Securities available for sale, at fair value	120,083	118,906
Loans, net	1,407,022	1,416,246
Premises and equipment, net	28,097	24,489
Goodwill	15,024	15,024
Other investments	4,517	4,555
Cash value of life insurance	24,488	24,178
Intangible assets, net	4,974	5,297
Other real estate owned ("OREO")	3,543	3,592
Investment in minority-owned subsidiaries	26,434	25,397
Other assets	6,874	6,970
TOTAL ASSETS	$1,806,467	$1,793,165

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Interest-bearing deposits	$1,093,636	$1,108,402
Noninterest-bearing deposits	481,362	448,765
Total deposits	1,574,998	1,557,167
Securities sold under repurchase agreements	20,034	31,489
Subordinated notes	11,500	11,500
Other liabilities	14,487	18,686
Total liabilities	1,621,019	1,618,842
Stockholders' equity:
Serial preferred stock - $0.01 par value
Authorized - 5,000,000 shares	-	-
Common stock - $0.01 par value
Authorized - 20,000,000 shares
Issued - 7,368,083 shares as of June 30, 2019 and December 31, 2018
Outstanding - 6,576,171 and 6,610,358 shares as of June 30, 2019 and December 31, 2018, respectively	74	74
Additional paid-in capital	27,436	27,601
Retained earnings	178,314	168,363
Treasury stock, at cost - 791,912 and 757,725 shares
as of June 30, 2019 and December 31, 2018, respectively	(23,386)	(21,349)
Accumulated other comprehensive income (loss)	3,010	(366)
Total stockholders' equity	185,448	174,323
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,806,467	$1,793,165

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statements of Income

(In thousands, except per share data) (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Interest income:
Loans, including fees	$18,506	$17,888	$36,732	$35,614
Securities:
Taxable	691	713	1,435	1,416
Tax-exempt	413	448	839	914
Other	548	323	875	737
Total interest income	20,158	19,372	39,881	38,681
Interest expense:
Deposits	4,442	2,797	8,667	5,160
Securities sold under repurchase agreements	167	131	297	224
Borrowed funds	175	675	343	1,247
Total interest expense	4,784	3,603	9,307	6,631
Net interest income	15,374	15,769	30,574	32,050
Provision for loan losses	500	900	1,125	1,385
Net interest income after provision for loan losses	14,874	14,869	29,449	30,665
Noninterest income:
Service charges	799	786	1,478	1,632
Income from Ansay and Associates, LLC ("Ansay")	543	562	1,418	1,758
Income from UFS, LLC ('UFS")	731	586	1,325	1,195
Loan servicing income	244	604	467	846
Net gain on sales of mortgage loans	154	128	241	285
Noninterest income from strategic alliances	29	21	48	44
Other	213	340	1,042	710
Total noninterest income	2,713	3,027	6,019	6,470
Noninterest expense:
Salaries, commissions, and employee benefits	5,403	5,446	10,713	10,763
Occupancy	832	532	1,681	1,882
Data processing	960	925	1,873	1,864
Postage, stationery, and supplies	192	159	315	326
Net (gain) loss on sales and valuations of OREO	(135)	(38)	(99)	98
Net (gain) loss on sales of securities	(23)	47	(23)	44
Net gain on sales of other investments	-	-	(234)	-
Advertising	53	54	127	106
Charitable contributions	141	322	272	695
Outside service fees	982	896	1,666	1,416
Amortization of intangibles	161	189	322	378
Other	1,366	1,532	2,621	2,469
Total noninterest expense	9,932	10,064	19,234	20,041
Income before provision for income taxes	7,655	7,832	16,234	17,094
Provision for income taxes	1,666	1,431	3,658	3,631
Net Income	$5,989	$6,401	$12,576	$13,463
Earnings per share - basic	$0.91	$0.96	$1.91	$2.01
Earnings per share - diluted	$0.90	$0.96	$1.89	$2.01
Dividends per share	$0.20	$0.16	$0.40	$0.32

See accompanying notes to unaudited consolidated financial statements

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statements of Comprehensive Income

(In thousands) (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Net Income	$5,989	$6,401	$12,576	$13,463
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities:
Unrealized holding gains (losses) arising during period	1,961	(406)	4,318	(2,180)
Amortization of unrealized holding gains on securities transferred from available for sale to held to maturity	(11)	(13)	(22)	(53)
Reclassification adjustment for (gains) losses included in net income	(23)	47	(23)	44
Income tax benefit (expense)	(405)	78	(897)	543
Total other comprehensive income (loss)	1,522	(294)	3,376	(1,646)
Comprehensive income	$7,511	$6,107	$15,952	$11,817

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statement of Stockholders’ Equity

(In thousands, except per share data) (Unaudited)

						Accumulated
	Serial		Additional			Other	Total
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive	Stockholders'
	Stock	Stock	Capital	Earnings	Stock	Income (Loss)	Equity

Balance at January 1, 2018	$-	$74	$27,528	$145,879	$(12,730)	$977	$161,728
Net income	-	-	-	7,062	-	-	7,062
Other comprehensive loss	-	-	-	-	-	(1,352)	(1,352)
Purchase of treasury stock	-	-	-	-	(5,648)	-	(5,648)
Sale of treasury stock	-	-	-	-	951	-	951
Cash dividends ($0.16 per share)	-	-	-	(1,066)	-	-	(1,066)
Amortization of stock-based compensation	-	-	121	-	-	-	121
Vesting of restricted stock awards	-	-	(433)	-	433	-	-

Balance at March 31, 2018	-	74	27,216	151,875	(16,994)	(375)	161,796
Net income	-	-	-	6,401	-	-	6,401
Other comprehensive loss	-	-	-	-	-	(294)	(294)
Purchase of treasury stock	-	-	-	-	(2,171)	-	(2,171)
Sale of treasury stock	-	-	-	-	396	-	396
Cash dividends ($0.16 per share)	-	-	-	(1,072)	-	-	(1,072)
Amortization of stock-based compensation	-	-	144	-	-	-	144
Vesting of restricted stock awards	-	-	(50)	-	50	-	-

Balance at June 30, 2018	$-	$74	$27,310	$157,204	$(18,719)	$(669)	$165,200

Balance at January 1, 2019	$-	$74	$27,601	$168,363	$(21,349)	$(366)	$174,323
Net income	-	-	-	6,587	-	-	6,587
Other comprehensive income	-	-	-	-	-	1,854	1,854
Purchase of treasury stock	-	-	-	-	(2,489)	-	(2,489)
Issuance of treasury stock as deferred compensation payout	-	-	14	-	43	-	57
Cash dividends ($0.20 per share)	-	-	-	(1,306)	-	-	(1,306)
Amortization of stock-based compensation	-	-	152	-	-	-	152
Vesting of restricted stock awards	-	-	(462)	-	462	-	-

Balance at March 31, 2019	-	74	27,305	173,644	(23,333)	1,488	179,178
Net income	-	-	-	5,989	-	-	5,989
Other comprehensive income	-	-	-	-	-	1,522	1,522
Purchase of treasury stock	-	-	-	-	(161)	-	(161)
Issuance of treasury stock as deferred compensation payout	-	-	12	-	45	-	57
Cash dividends ($0.20 per share)	-	-	-	(1,319)	-	-	(1,319)
Amortization of stock-based compensation	-	-	182	-	-	-	182
Vesting of restricted stock awards	-	-	(63)	-	63	-	-

Balance at June 30, 2019	$-	$74	$27,436	$178,314	$(23,386)	$3,010	$185,448

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$12,576	$13,463
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,125	1,385
Depreciation and amortization of premises and equipment	551	579
Amortization of intangibles	322	378
Net amortization of securities	186	209
Amortization of stock-based compensation	334	266
Accretion of purchase accounting valuations	(2,158)	(3,698)
Net change in deferred loan fees and costs	(136)	(131)
Change in fair value of mortgage servicing rights ("MSR")	(413)	(226)
Loss from sale and disposal of premises and equipment	23	123
(Gain) loss on sale of OREO and valuation allowance	(99)	98
Proceeds from sales of mortgage loans	21,621	17,525
Originations of mortgage loans held for sale	(21,589)	(17,864)
Gain on sales of mortgage loans	(241)	(285)
Realized (gain) loss on sale of securities available for sale and other investments	(257)	44
Undistributed income of UFS joint venture	(1,325)	(1,195)
Undistributed income of Ansay joint venture	(1,418)	(1,758)
Net earnings on life insurance	(310)	(302)
(Increase) decrease in other assets	(779)	1,113
Decrease in other liabilities	(5,803)	(5,149)
Net cash provided by operating activities	2,210	4,575
Cash flows from investing activities:
Activity in securities available for sale and held to maturity:
Sales	748	3,326
Maturities, prepayments, and calls	6,408	6,964
Purchases	(3,015)	(16,458)
Net change in loans	9,402	(34,099)
Dividends received from UFS	1,067	501
Dividends received from Ansay	639	501
Proceeds from sale of OREO	1,070	1,771
Proceeds from sales of other investments	984	-
Net purchases of FHLB Stock	(90)	(204)
Proceeds from sale of premises and equipment	-	149
Purchases of premises and equipment	(2,464)	(5,608)
Net cash provided by (used in) investing activities	14,749	(43,157)

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statements of Cash Flows (Continued)

(In thousands) (Unaudited)

	Six Months ended June 30,
	2019	2018
Cash flows from financing activities:
Net increase (decrease) in deposits	$17,902	$(10,846)
Net decrease in securities sold under repurchase agreements	(11,455)	(34,135)
Proceeds from advances of borrowed funds	4,000	687,700
Repayment of borrowed funds	(4,000)	(652,200)
Dividends paid	(2,625)	(2,138)
Proceeds from sales of common stock	-	1,347
Repurchase of common stock	(2,650)	(7,819)
Net cash (used in) provided by financing activities	1,172	(18,091)
Net increase (decrease) in cash and cash equivalents	18,131	(56,673)
Cash and cash equivalents at beginning of period	107,743	101,977
Cash and cash equivalents at end of period	$125,874	$45,304

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$9,117	$7,453
Income taxes	3,171	2,325
Supplemental schedule of noncash activities:
Loans transferred to OREO	920	649
MSR resulting from sale of loans	209	164
Amortization of unrealized holding gains on securities transferred from available for sale to held to maturity recognized in other from available for sale to held to maturity recognized in other comprehensive income, net of tax	(17)	(40)
Change in unrealized gains and losses on investment securities available for sale, net of tax	3,375	(1,606)
Payment of deferred compensation through issuance of treasury stock	114	-

See accompanying notes to consolidated financial statements.

BANK FIRST CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

NOTE 1 – BASIS OF PRESENTATION

Bank First Corporation (the “Company”) provides a variety of financial services to individual and corporate customers through its wholly-owned subsidiary, Bank First, N.A. (the “Bank”). The Bank operates as a full-service financial institution with a primary market area including, but not limited to, the counties in which the Bank’s branches are located. The Bank has nineteen locations located in Manitowoc, Outagamie, Brown, Winnebago, Sheboygan, Waupaca and Barron counties in Wisconsin. The Company and Bank are subject to the regulations of certain federal agencies and undergo periodic examinations by those regulatory authorities.

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

Recently Issued Not Yet Effective Accounting Standards

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as, the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available for sale and held to maturity debt securities and purchased financial assets with credit deterioration. ASU 2016-13 will become effective for interim and annual periods beginning after December 15, 2019. Management is currently evaluating the potential impact of this update, although the general expectation in the banking industry is that the implementation of this standard will result in higher required balances in the ALL. During July 2019 the FASB proposed delaying the effective date of ASU 2016-13 for smaller, publicly traded companies, until interim and annual periods beginning after December 15, 2022. If this proposal is enacted, this delay would apply to the Bank as long as it remained a “Smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

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

The Company entered into an Agreement and Plan of Merger with Partnership Community Bancshares, Inc. (“Partnership”), a Wisconsin Corporation, dated as of January 22, 2019 and as amended on April 30, 2019, under which Partnership will merge with and into the Company and Partnership’s banking subsidiary, Partnership Bank, will merge with and into the Bank. The transaction closed on July 12, 2019. Merger consideration consisted of 65% common stock of the Company and 35% cash, and totalled approximately $49.6 million.

We marked Partnership’s assets and liabilities to fair value based on information available at the time of acquisition. We acquired approximately $306.1 million in assets at fair value from Partnership and added four branches with approximately $272.6 million in loans and approximately $268.9 million in deposits. We expect to record goodwill of approximately $30.1 million and a core deposit intangible asset of approximately $5.4 million as a result of the merger. The Company is still finalizing the fair value estimates. The fair value results are preliminary and subject to refinement for up to one year after the closing as additional information becomes available.

Additional information regarding the Partnership merger is included in Note 14, “Subsequent Events.”

NOTE 3 – EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are computed by dividing net income by the sum of the weighted average number of shares of common stock outstanding and potential common shares using the treasury stock method.

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution, for the three and six months ended June 30, 2019 and 2018, are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income from operations	$5,989	$6,401	$12,576	$13,463

Weighted average common shares outstanding	6,577,016	6,672,344	6,575,696	6,692,523
Effect of dilutive potential common shares	98,778	-	66,526	-
Diluted weighted average common shares outstanding	6,675,794	6,672,344	6,642,222	6,692,523

Earnings per share - basic	$0.91	$0.96	$1.91	$2.01
Earnings per share - diluted	$0.90	$0.96	$1.89	$2.01

NOTE 4 – SECURITIES

The Company’s securities available for sale as of June 30, 2019 and December 31, 2018 is summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

June 30, 2019
Obligations of states and political subdivisions	$49,030	$2,155	$(4)	$51,181
Mortgage-backed securities	50,610	1,446	(25)	52,031
Corporate notes	16,761	211	(101)	16,871
Total available for sale securities	$116,401	$3,812	$(130)	$120,083

December 31, 2018
Obligations of states and political subdivisions	$51,292	$709	$(108)	$51,893
Mortgage-backed securities	51,519	66	(1,016)	50,569
Corporate notes	16,708	-	(264)	16,444
Total available for sale securities	$119,519	$775	$(1,388)	$118,906

The Company’s securities held to maturity as of June 30, 2019 and December 31, 2018 is summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

June 30, 2019
U.S. Treasury securities	$28,978	$1,004	$(2)	$29,980
Obligations of states and political subdivisions	10,559	13	-	10,572
Total held to maturity securities	$39,537	$1,017	$(2)	$40,552

December 31, 2018
U.S. Treasury securities	$28,975	$92	$(389)	$28,678
Obligations of states and political subdivisions	11,793	6	-	11,799
Total held to maturity securities	$40,768	$98	$(389)	$40,477

The following table shows the fair value and gross unrealized losses of securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		Greater Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

June 30, 2019 - Available for Sale
Obligations of states and political subdivisions	$-	$-	$1,646	$(4)	$1,646	$(4)
Mortgage-backed securities	-	-	3,460	(25)	3,460	(25)
Corporate notes	-	-	7,785	(101)	7,785	(101)
Totals	$-	$-	$12,891	$(130)	$12,891	$(130)

June 30, 2019 - Held to Maturity
U.S. Treasury securities	$-	$-	$1,494	$(2)	$1,494	$(2)

December 31, 2018 - Available for Sale
Obligations of states and political subdivisions	$10,024	$(64)	$4,132	$(44)	$14,156	$(108)
Mortgage-backed securities	13,352	(183)	31,718	(833)	45,070	(1,016)
Corporate notes	-	-	12,531	(264)	12,531	(264)
Totals	$23,376	$(247)	$48,381	$(1,141)	$71,757	$(1,388)

December 31, 2018 - Held to Maturity
U.S. Treasury securities	$8,422	$(46)	$11,580	$(343)	$20,002	$(389)

As of June 30, 2019, the Company does not consider its securities with unrealized losses to be other-than-temporarily impaired, as the unrealized losses in each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. The Company has the intent and ability to hold its securities to maturity or until par is recovered. There were no other-than-temporary impairments charged to earnings during the six months ended June 30, 2019 or 2018.

The following is a summary of amortized cost and estimated fair value of securities by contractual maturity as of June 30, 2019. Contractual maturities will differ from expected maturities for mortgage-backed securities because borrowers may have the right to call or prepay obligations without penalties.

	Available for Sale		Held to Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$2,533	$2,573	$2,324	$2,322
Due after one year through five years	23,122	23,421	14,638	14,890
Due after five years through ten years	9,827	10,311	19,666	20,431
Due after ten years	30,309	31,747	2,909	2,909
Subtotal	65,791	68,052	39,537	40,552
Mortgage-backed securities	50,610	52,031	-	-
Total	$116,401	$120,083	$39,537	$40,552

The following is a summary of the proceeds from sales of securities available for sale, as well as gross gains and losses for the six months ended June 30, 2019 and 2018:

	2019	2018
Proceeds from sales of securities	$748	$3,326
Gross gains on sales	23	29
Gross losses on sales	-	73

NOTE 5 – LOANS, ALLOWANCE FOR LOAN LOSSES, AND CREDIT QUALITY

The following table presents total loans by portfolio segment and class of loan as of June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018

Commercial/industrial	$271,838	$297,576
Commercial real estate - owner occupied	415,451	416,097
Commercial real estate - non-owner occupied	255,072	252,717
Construction and development	73,522	60,927
Residential 1-4 family	370,261	368,673
Consumer	28,138	26,854
Other	5,493	6,369
Subtotals	1,419,775	1,429,213
ALL	(12,170)	(12,248)
Loans, net of ALL	1,407,605	1,416,965
Deferred loan fees and costs	(583)	(719)
Loans, net	$1,407,022	$1,416,246

The ALL by loan type as of June 30, 2019 and 2018 is summarized as follows:

	Commercial / Industrial	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non - Owner Occupied	Construction and Development	Residential 1-4 Family	Consumer	Other	Unallocated	Total

ALL - January 1, 2019	$3,021	$3,459	$2,100	$725	$2,472	$148	$32	$291	$12,248
Charge-offs	(594)	(659)	(54)	-	(11)	(11)	(8)	-	(1,337)
Recoveries	1	2	1	-	122	4	4	-	134
Provision	(285)	2,631	(99)	(314)	(556)	(2)	1	(251)	1,125
ALL - June 30, 2019	2,143	5,433	1,948	411	2,027	139	29	40	12,170

ALL ending balance individually evaluated for impairment	-	2,285	-	-	-	-	-	-	2,285

ALL ending balance collectively evaluated for impairment	$2,143	$3,148	$1,948	$411	$2,027	$139	$29	$40	$9,885

Loans outstanding - June 30, 2019	$271,838	$415,451	$255,072	$73,522	$370,261	$28,138	$5,493	$-	$1,419,775
Loans ending balance individually evaluated for impairment	-	9,992	-	-	176	-	-	-	10,168

Loans ending balance collectively evaluated for impairment	$271,838	$405,459	$255,072	$73,522	$370,085	$28,138	$5,493	$-	$1,409,607

	Commercial / Industrial	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non - Owner Occupied	Construction and Development	Residential 1-4 Family	Consumer	Other	Unallocated	Total

ALL - January 1, 2018	$2,362	$2,855	$1,987	$945	$2,728	$191	$23	$521	$11,612
Charge-offs	-	(17)	(1)	(83)	(81)	(3)	(23)	-	(208)
Recoveries	1	58	2	-	188	3	6	-	258
Provision	1,042	385	177	16	(33)	57	43	(302)	1,385
ALL - June 30, 2018	3,405	3,281	2,165	878	2,802	248	49	219	13,047

ALL ending balance individually evaluated for impairment	-	498	-	-	160	-	-	-	658

ALL ending balance collectively evaluated for impairment	$3,405	$2,783	$2,165	$878	$2,642	$248	$49	$219	$12,389

Loans outstanding - June 30, 2018	$314,087	$415,097	$226,677	$67,558	$365,502	$40,226	$5,714	$-	$1,434,861
Loans ending balance individually evaluated for impairment	-	652	-	-	709	-	-	-	1,361

Loans ending balance collectively evaluated for impairment	$314,087	$414,445	$226,677	$67,558	$364,793	$40,226	$5,714	$-	$1,433,500

The Company’s past due loans as of June 30, 2019 is summarized as follows:

		90 Days
	30-89 Days	or more
	Past Due	Past Due
	Accruing	and Accruing	Non-Accrual	Total

Commercial/industrial	$-	$589	$665	$1,254
Commercial real estate - owner occupied	348	2,567	11,914	14,829
Commercial real estate - non-owner occupied	-	-	-	-
Construction and development	919	-	-	919
Residential 1-4 family	744	276	1,028	2,048
Consumer	61	1	4	66
Other	-	-	-	-
	$2,072	$3,433	$13,611	$19,116

The Company’s past due loans as of December 31, 2018 is summarized as follows:

		90 Days
	30-89 Days	or more
	Past Due	Past Due
	Accruing	and Accruing	Non-Accrual	Total

Commercial/industrial	$76	$-	$8,001	$8,077
Commercial real estate - owner occupied	59	-	10,311	10,370
Commercial real estate - non-owner occupied	-	58	233	291
Construction and development	-	-	-	-
Residential 1-4 family	275	362	1,549	2,186
Consumer	9	3	5	17
Other	-	-	-	-
	$419	$423	$20,099	$20,941

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

The breakdown of loans by risk rating as of June 30, 2019 is as follows:

	Pass (1-5)	6	7	8	Total

Commercial/industrial	$255,273	$6,127	$10,438	$-	$271,838
Commercial real estate - owner occupied	381,034	4,237	30,180	-	415,451
Commercial real estate - non-owner occupied	253,020	1,213	839	-	255,072
Construction and development	73,522	-	-	-	73,522
Residential 1-4 family	368,774	-	1,487	-	370,261
Consumer	28,135	-	3	-	28,138
Other	5,493	-	-	-	5,493

	$1,365,251	$11,577	$42,947	$-	$1,419,775

The breakdown of loans by risk rating as of December 31, 2018 is as follows:

	Pass (1-5)	6	7	8	Total

Commercial/industrial	$277,993	$7,309	$12,274	$-	$297,576
Commercial real estate - owner occupied	375,614	5,670	34,789	24	416,097
Commercial real estate - non-owner occupied	249,625	-	3,092	-	252,717
Construction and development	60,866	-	61	-	60,927
Residential 1-4 family	364,289	664	3,718	2	368,673
Consumer	26,835	-	18	1	26,854
Other	6,369	-	-	-	6,369

	$1,361,591	$13,643	$53,952	$27	$1,429,213

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

A summary of impaired loans individually evaluated as of June 30, 2019 is as follows:

	Commercial/ Industrial	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non - Owner Occupied	Construction and Development	Residential 1-4 Family	Consumer	Other	Unallocated	Total

With an allowance recorded:
Recorded investment	$-	$6,695	$-	$-	$-	$-	$-	$-	$6,695
Unpaid principal balance	-	6,695	-	-	-	-	-	-	6,695
Related allowance	-	2,285	-	-	-	-	-	-	2,285

With no related allowance recorded:
Recorded investment	$-	$3,297	$-	$-	$176	$-	$-	$-	$3,473
Unpaid principal balance	-	3,297	-	-	176	-	-	-	3,473
Related allowance	-	-	-	-	-	-	-	-	-

Total:
Recorded investment	$-	$9,992	$-	$-	$176	$-	$-	$-	$10,168
Unpaid principal balance	-	9,992	-	-	176	-	-	-	10,168
Related allowance	-	2,285	-	-	-	-	-	-	2,285

Average recorded investment	$2,834	$8,894	$-	$-	$439	$-	$-	$-	$12,167

A summary of impaired loans individually evaluated as of December 31, 2018 is as follows:

	Commercial/ Industrial	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non - Owner Occupied	Construction and Development	Residential 1-4 Family	Consumer	Other	Unallocated	Total

With an allowance recorded:
Recorded investment	$5,667	$2,099	$-	$-	$523	$-	$-	$-	$8,289
Unpaid principal balance	5,667	2,099	-	-	523	-	-	-	8,289
Related allowance	566	353	-	-	160	-	-	-	1,079

With no related allowance recorded:
Recorded investment	$-	$5,697	$-	$-	$179	$-	$-	$-	$5,876
Unpaid principal balance	-	5,697	-	-	179	-	-	-	5,876
Related allowance	-	-	-	-	-	-	-	-	-

Total:
Recorded investment	$5,667	$7,796	$-	$-	$702	$-	$-	$-	$14,165
Unpaid principal balance	5,667	7,796	-	-	702	-	-	-	14,165
Related allowance	566	353	-	-	160	-	-	-	1,079

Average recorded investment	$2,834	$4,036	$-	$-	$706	$-	$-	$-	$7,576

Interest recognized while these loans were impaired is considered immaterial to the consolidated financial statements for the six months ended June 30, 2019 and 2018.

The following table presents loans acquired with deteriorated credit quality as of June 30, 2019 and December 31, 2018. No loans in this table had a related allowance at either date, and therefore, the below disclosures were not expanded to include loans with and without a related allowance.

	June 30, 2019		December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance
Commercial & Industrial	$417	$420	$555	$701
Commercial real estate - owner occupied	1,318	1,932	1,558	2,069
Commercial real estate - non-owner occupied	-	-	233	475
Construction and development	226	250	171	171
Residential 1-4 family	1,072	1,170	1,664	1,828
Consumer	-	-	-	-
Other	-	-	-	-
	$3,033	$3,772	$4,181	$5,244

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

The following table represents the change in the accretable and non-accretable components of discounts on loans acquired with deteriorated credit quality for the periods ended June 30, 2019, and December 31, 2018:

	June 30, 2019		December 31, 2018
	Accretable	Non-accretable	Accretable	Non-accretable
	discount	discount	discount	discount

Balance at beginning of period	$318	$745	$583	$800
Acquired balance, net	-	-	-	-
Reclassifications between accretable and non-accretable	203	(203)	55	(55)
Accretion to loan interest income	(324)	-	(320)	-
Disposals of loans	-	-	-	-
Balance at end of period	$197	$542	$318	$745

A troubled debt restructuring (TDR) includes a loan modification where a borrower is experiencing financial difficulty and we grant a concession to that borrower that we would not otherwise consider except for the borrower’s financial difficulties. A TDR may be either on accrual or nonaccrual status based upon the performance of the borrower and management’s assessment of collectability. If a TDR is placed on nonaccrual status, it remains there until a sufficient period of performance under the restructured terms has occurred at which time it is returned to accrual status, generally six months. As of June 30, 2019 and December 31, 2018 the Company had specific reserves of $2.1 million and $0.4 million for TDRs, respectively, and none of them have subsequently defaulted. There were no loan modifications resulting in TDRs during the six months ended June 30, 2019 and 2018.

NOTE 6 – MORTGAGE SERVICING RIGHTS

Loans serviced for others are not included in the accompanying consolidated balance sheets. MSRs are recognized as separate assets when loans sold in the secondary market are sold with servicing retained. The Company utilizes a third-party consulting firm to determine an accurate assessment of the MSRs fair value. The third-party firm collects relevant data points from numerous sources. Some of these data points relate directly to the pricing level or relative value of the mortgage servicing while other data points relate to the assumptions used to derive fair value. In addition, the valuation evaluates specific collateral types, and current and historical performance of the collateral in question. The valuation process focuses on the non-distressed secondary servicing market, common industry practices and current regulatory standards. The primary determinants of the fair value of MSRs are servicing fee percentage, ancillary income, expected loan life or prepayment speeds, discount rates, costs to service, delinquency rates, foreclosure losses and recourse obligations. The valuation data also contains interest rate shock analyses for monitoring fair value changes in differing interest rate environments.

Following is an analysis of activity in the MSR asset:

	Six Months Ended	Year Ended
	June 30, 2019	December 31, 2018

Fair value at beginning of year	$3,085	$2,610
Servicing asset additions	209	356
Loan payments and payoffs	(246)	(475)
Changes in valuation inputs and assumptions used in the valuation model	37	594
Amount recognized through earnings	-	475
Fair value at end of period	$3,085	$3,085

Unpaid principal balance of loans serviced for others	$319,173	$316,480
Mortgage servicing rights as a percent of loans serviced for others	0.97	0.97

The primary economic assumptions utilized by the Company in measuring the value of MSRs were constant prepayment speeds of 8.3 months as of June 30, 2019 and December 31, 2018, and discount rates of 10% as of both period ends.

NOTE 7 – NOTES PAYABLE

From time to time the Company utilizes short-term Federal Home Loan Bank (“FHLB”) advances to fund liquidity. The Bank had no advances outstanding from FHLB at June 30, 2019 or December 31, 2018.

The Company maintains a $5.0 million line of credit with a commercial bank. At June 30, 2019 and December 31, 2018, the Company had no outstanding balances on this note. The note requires monthly payments of interest at a variable rate, and is due in full on May 25, 2020.

The Company maintains a $5.0 million line of credit with another commercial bank. There were no outstanding balances on this note at June 30, 2019 or December 31, 2018. The note requires monthly payments of interest at a variable rate, and is due in full on May 19, 2020.

NOTE 8 – SUBORDINATED NOTES

During September 2017, the Company entered into subordinated note agreements with three separate commercial banks. The Company had outstanding balances of $11.5 million under these agreements as of June 30, 2019 and December 31, 2018. These notes were all issued with 10- year maturities, carry interest at a variable rate payable quarterly, are callable on or after the sixth anniversary of the issuance dates, and qualify for Tier 2 capital for regulatory purposes.

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

Under regulatory guidance for non-advanced approaches institutions, the Bank is required to maintain minimum amounts and ratios of common equity Tier I capital to risk-weighted assets. Additionally, under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. As of June 30, 2019 and December 31, 2018, the Bank met all capital adequacy requirements to which they are subject.

Beginning in 2016, an additional conservation buffer was added to the minimum requirements for capital adequacy purposes, subject to a three year phase-in period. As of December 31, 2018, the buffer was 1.88%. The capital conservation buffer was fully phased in January 1, 2019 at 2.50%.

Actual and required capital amounts and ratios are presented below at period-end:

							To Be Well
					Minimum Capital		Capitalized Under
			For Capital		Adeqaucy with		Prompt Corrective
	Actual		Adequacy Purposes		Capital Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2019
Total capital (to risk-weighted assets):
Company	$189,194	11.99%	NA	NA	NA	NA	NA	NA
Bank	$187,186	11.88%	$126,048	8.00%	$165,437	10.50%	$157,560	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$165,524	10.49%	NA	NA	NA	NA	NA	NA
Bank	$175,016	11.11%	$94,536	6.00%	$133,926	8.50%	$126,048	8.00%
Common Equity Tier 1 capital (to risk-weighted assets):
Company	$165,524	10.49%	NA	NA	NA	NA	NA	NA
Bank	$175,016	11.11%	$70,902	4.50%	$110,292	7.00%	$102,414	6.50%
Tier 1 capital (to average assets):
Company	$165,524	9.27%	NA	NA	NA	NA	NA	NA
Bank	$175,016	9.85%	$71,105	4.00%	$71,105	4.00%	$88,881	5.00%
December 31, 2018
Total capital (to risk-weighted assets):
Company	$181,201	11.35%	NA	NA	NA	NA	NA	NA
Bank	$178,668	11.21%	$127,497	8.00%	$157,459	9.88%	$159,372	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$157,453	9.86%	NA	NA	NA	NA	NA	NA
Bank	$166,420	10.44%	$95,623	6.00%	$125,585	7.88%	$127,497	8.00%
Common Equity Tier 1 capital (to risk-weighted assets):
Company	$157,453	9.86%	NA	NA	NA	NA	NA	NA
Bank	$166,420	10.44%	$71,717	4.50%	$101,679	6.38%	$103,592	6.50%
Tier 1 capital (to average assets):
Company	$157,453	9.06%	NA	NA	NA	NA	NA	NA
Bank	$166,420	9.59%	$69,410	4.00%	$69,410	4.00%	$86,762	5.00%

NOTE 10 – COMMITMENTS

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate-lock commitments). Rate-lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements and for fixed rate commitments also considers the difference between current levels of interest rates and committed rates. The notional amount of rate-lock commitments at June 30, 2019 and December 31, 2018, respectively, was approximately $0.7 million and $3.3 million.

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

The following commitments were outstanding:

	Notional Amount
	June 30, 2019	December 31, 2018
Commitments to extend credit:
Fixed	$44,412	$57,911
Variable	251,085	268,541
Credit card arrangements	8,064	7,119
Letters of credit	23,962	25,261

NOTE 11 – FAIR VALUE MEASUREMENTS

Accounting guidance establishes a fair value hierarchy to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value.

Level 1:	Quoted prices (unadjusted) or identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
Level 2:	Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
Level 3:	Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

Information regarding the fair value of assets measured at fair value on a recurring basis is as follows:

	Instruments	Markets	Other	Significant
	Measured	for Identical	Observable	Unobservable
	At Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

June 30, 2019
Assets
Securities available for sale
Obligations of states and political subdivisions	$51,181	$-	$50,781	$400
Mortgage-backed securities	52,031	-	52,031	-
Corporate notes	16,871	-	16,871	-
Mortgage servicing rights	3,085	-	3,085	-

December 31, 2018
Assets
Securities available for sale
Obligations of states and political subdivisions	$51,893	$-	$51,493	$400
Mortgage-backed securities	50,569	-	50,569	-
Corporate notes	16,444	-	16,444	-
Mortgage servicing rights	3,085	-	3,085	-

Fair value of assets measured on a recurring basis using significant unobservable inputs (Level 3) are as follows:

	June 30, 2019	December 31, 2018

Total securities at beginning of period	$400	$500
Included in earnings	-	-
Included in other comprehensive income	-	-
Purchases, issuance, and settlements	-	(100)
Transfer in and/or out of level 3	-	-
Total securities at end of period	$400	$400

Information regarding the fair value of assets measured at fair value on a non-recurring basis is as follows:

		Quoted Prices
		In Active	Significant
	Assets	Markets	Other	Significant
	Measured	for Identical	Observable	Unobservable
	At Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2019
Other real estate owned	$3,543	$-	$-	$3,543
Impaired Loans, net of impairment reserve	13,008	-	-	13,008
	$16,551	$-	$-	$16,551
December 31, 2018
Other real estate owned	$3,592	$-	$-	$3,592
Impaired Loans, net of impairment reserve	20,872	-	-	20,872
	$24,464	$-	$-	$24,464

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

	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
As of June 30, 2019
Other real estate owned	Third party appraisals, sales contracts or brokered price options	Collateral discounts and estimated costs to sell	0% - 40%	21.3%

Impaired loans	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 100%	4.6%

As of December 31, 2018
Other real estate owned	Third party appraisals, sales contracts or brokered price options	Collateral discounts and estimated costs to sell	0% - 40%	18.6%

Impaired loans	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 100%	9.3%

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

The carrying value and estimated fair value of financial instruments at June 30, 2019 and December 31, 2018 follows:

		Fair Value
June 30, 2019	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$125,874	$125,874	$-	$-	$125,874
Securities held to maturity	39,537	-	40,552	-	40,552
Securities available for sale	120,083	-	119,683	400	120,083
Loans, net	1,407,022	-	-	1,393,494	1,393,494
Other investments	4,517	-	-	4,517	4,517
Mortgage servicing rights	3,085	-	3,085	-	3,085
Cash surrender value of life insurance	24,488	24,488	-	-	24,488

Deposits	$1,574,998	$-	$-	$1,560,172	$1,560,172
Securities sold under repurchase agreements	20,034	-	20,034	-	20,034
Subordinated notes	11,500	-	11,500	-	11,500

		Fair Value
December 31, 2018	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$107,743	$107,743	$-	$-	$107,743
Securities held to maturity	40,768	-	40,477	-	40,477
Securities available for sale	118,906	-	118,506	400	118,906
Loans, net	1,416,246	-	-	1,400,538	1,400,538
Other investments, at cost	4,555	-	-	4,555	4,555
Mortgage servicing rights	3,085	-	3,085	-	3,085
Cash surrender value of life insurance	24,178	24,178	-	-	24,178

Financial liabilities:
Deposits	$1,557,167	$-	$-	$1,449,552	$1,449,552
Securities sold under repurchase agreements	31,489	-	31,489	-	31,489
Subordinated notes	11,500	-	11,500	-	11,500

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

NOTE 12 – STOCK BASED COMPENSATION

The Company has made restricted share grants pursuant to the Bank First Corporation 2011 Equity Plan. The purpose of the Plan is to provide financial incentives for selected employees and for the non-employee Directors of the Company, thereby promoting the long-term growth and financial success of the Company. The Company stock to be offered under the Plan pursuant to Stock Appreciation Rights, performance unit awards, and restricted stock and unrestricted Company stock awards must be Company stock previously issued and outstanding and reacquired by the Company. The number of shares of Company stock that may be issued pursuant to awards under the Plan shall not exceed, in the aggregate, 659,250. As of June 30, 2019 and December 31, 2018, 177,377 and 160,362 shares of Company stock have been awarded under the Plan, respectively. Compensation expense for restricted stock is based on the fair value of the awards of Bank First Corporation common stock at the time of grant. The value of restricted stock grants that are expected to vest is amortized into expense over the vesting periods. For the six months ended June 30, 2019 and 2018, compensation expense of $0.3 million and $0.3 million, respectively, was recognized related to restricted stock awards.

As of June 30, 2019, there was $1.9 million of unrecognized compensation cost related to non-vested restricted stock awards granted under the plan. That cost is expected to be recognized over a weighted average period of 3.15 years. The aggregate grant date fair value of restricted stock awards that vested during the six months ended June 30, 2019, was approximately $0.5 million.

	For the six months ended June 30, 2019		For the six months ended June 30, 2018

		Weighted-		Weighted-
		Average Grant-		Average Grant-
	Shares	Date Fair Value	Shares	Date Fair Value
Restricted Stock
Outstanding at beginning of period	51,776	$34.27	53,619	$26.59
Granted	17,015	56.62	16,673	46.01
Vested	(17,212)	30.54	(19,825)	24.36
Forfeited or cancelled	(176)	22.90	-	-
Outstanding at end of period	51,403	$43.06	50,467	$33.88

NOTE 13 – LEASES

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Subsequently, amendments ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018- 11, Targeted Improvements were issued. ASC 842 establishes a right-of-use (“ROU”) model that requires a lessee to recognize a ROU lease asset and liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

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

Six-month period ended
June 30, 2019
Amortization of ROU Assets - Operating Leases	$26
Interest on Lease Liabilities - Operating Leases	39
Operating Lease Cost (Cost resulting from lease payments)	65
New ROU Assets - Operating Leases	1,744
Weighted Average Lease Term (Years) - Operating Leases	31.63
Weighted Average Discount Rate - Operating Leases	5.50%

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liabilities as of June 30, 2019 is as follows:

June 30, 2019
Operating lease payments due:
Within one year	$133
After one but within two years	139
After two but within three years	132
After three but within four years	93
After four years but within five years	85
After five years	3,453
Total undiscounted cash flows	4,035
Discount on cash flows	(2,317)
Total operating lease liabilities	$1,718

NOTE 14 – SUBSEQUENT EVENTS

As stated in Note 2, “Acquisitions,” effective July 12, 2019, the previously announced merger with Partnership was completed.

At the effective time of the merger, each share of common stock of Partnership issued and outstanding was converted into the right to receive either 0.35 shares of Bank First common stock or cash in the amount of $17.30. The Company paid approximately $14,285,000 in cash and issued 534,659 shares of Bank First common stock for the issued and outstanding shares of Partnership common stock.

The acquisition of Partnership was accounted for using the purchase method of accounting in accordance with ASC 805, Business Combinations. Assets acquired, liabilities assumed, and consideration exchanged were recorded at their respective acquisition date fair values. Determining the fair value of the assets and liabilities is a complicated process involving significant judgement regarding the methods and assumptions to be used. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available.

The Company is still finalizing the fair value estimates, but the following table presents the initial estimates of the fair value of the assets acquired and liabilities assumed of Partnership as of July 12, 2019.

	As Recorded by Partnership	Fair Value Adjustments		As Recorded by the Company
Cash and cash equivelants	$4,511			$4,511
Investment securities	16,933	(512	)a	16,421
Other investments	441			441
Gross loans	278,532	(5,908	)b	272,624
Allowance for loan losses	(2,253)	2,253	c	-
Net Loans	276,279	(3,655)		272,624
Premises and equipment, net	6,066	(2,940	)d	3,126
Core deposit intangible	-	5,400	e	5,400
Existing intangible assets	195	(195	)f	-
Other assets	3,118	473	g	3,591
Total assets	$307,543	$(1,429)		$306,114

Total deposits	$268,653	$272	h	$268,925
Subordinated debt	7,000	195	i	7,195
Other borrowings	9,800	(18	)i	9,782
Other liabilities	690	16	[j]	706
Total liabilities	286,143	465		286,608

Net indentifiable assets acquired over liabilties assumed	21,400	(1,894)		19,506

Goodwill	-	30,083		30,083

Net assets acquired over liabilities assumed	$21,400	$28,189		$49,589

Consideration:
Shares of common stock issued		534,659
Estimated value per share of Company's stock		$66.03

Fair value of Company stock issued		35,304
Cash paid for shares and in lieu of fractional shares		14,285

Fair value of total consideration transferred		$49,589

Explanation of fair value adjustments:

a.	Adjustment reflects fair value adjustments of the available-for-sale portfolio at acquisition date.
b.	Adjustment reflects fair value adjustments based on the Company's evaluation of the acquired loan portfolio.
c.	Adjustment reflects the elimination of Partnership's allowance for loan losses.
d.	Adjustment reflects the fair value adjustment of the acquired premises and equipment from Partnership's historical net cost basis.
e.	Adjustment reflects the recording of a core deposit intangible asset.
f.	Adjustment reflects removal of intangible assets from Partnership's balance sheet from a prior acquisition.
g.	Adjustment reflects write-off of prepaid assets recorded on Partnership's balance sheet that had no value to the Company and the establishment of a deferred tax asset as a result of the purchase accounting adjustments.
h.	Adjustment reflects the fair value adjustment to time deposits.
i.	Adjustment reflects the fair value adjustment to subordinated debt and other borrowings due to the current rate environment for these items compared to those in place when they were originally instituted.
j.	Adjustment to record an accrual for a severance agreement that was in place for Partnership prior to July 12, 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2018, included in our Annual Report and with our unaudited condensed accompanying notes set forth in this Quarterly Report on Form 10-Q for the quarterly period June 30, 2019.

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

OVERVIEW

Bank First Corporation is a Wisconsin corporation that was organized primarily to serve as the holding company for Bank First, N.A. Bank First, N.A., which was incorporated in 1894, is a nationally-chartered bank headquartered in Manitowoc, Wisconsin. It is a member of the Board of Governors of the Federal Reserve System (“Federal Reserve”), and is regulated by the Office of the Comptroller of the Currency (“OCC”). Including its headquarters in Manitowoc, Wisconsin, the Bank has 19 banking locations in Manitowoc, Outagamie, Brown, Winnebago, Sheboygan, Waupaca and Barron counties in Wisconsin. The Bank offers loan, deposit and treasury management products at each of its banking locations.

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

The Company entered into an Agreement and Plan of Merger with Partnership Community Bancshares, Inc., a Wisconsin corporation, dated as of January 22, 2019 and as amended on April 30, 2019, under which Partnership will merge with and into the Company and Partnership’s banking subsidiary, Partnership Bank, will merge with and into the Bank. The transaction closed on July 12, 2019. Merger consideration consisted of 65% common stock of the Company and 35% cash, and totalled approximately $49.6 million.

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

The following tables present certain selected historical consolidated financial data as of the dates or for the period indicated:

	At or for the Three Months Ended					At or for the Six Months Ended
(In thousands, except per share data)	6/30/2019	3/31/2019	12/31/2018	9/30/2018	6/30/2018	6/30/2019	6/30/2018

Results of Operations:

Interest income	$20,158	$19,723	$19,753	$19,510	$19,372	$39,881	$38,681
Interest expense	4,784	4,523	4,240	3,974	3,604	9,307	6,631

Net interest income	15,374	15,200	15,513	15,536	15,768	30,574	32,050
Provision for loan losses	500	625	750	800	900	1,125	1,385

Net interest income after provision for loan losses	14,874	14,575	14,763	14,736	14,868	29,449	30,665

Noninterest income	2,713	3,306	2,553	2,508	3,027	6,019	6,470
Noninterest expense	9,932	9,302	9,893	9,708	10,064	19,234	20,041

Income before income tax expense	7,655	8,579	7,423	7,536	7,831	16,234	17,094
Income tax expense	1,666	1,992	1,362	1,604	1,431	3,658	3,631

Net income	$5,989	$6,587	$6,061	$5,932	$6,400	$12,576	$13,463

Earnings per common share - basic	$0.91	$1.00	$0.91	$0.89	$0.96	$1.91	$2.01
Earnings per common share - diluted	0.90	1.00	0.91	0.89	0.96	1.89	2.01

Common Shares:

Basic weighted average	6,577,016	6,574,362	6,647,586	6,661,337	6,672,344	6,575,696	6,692,523
Diluted weighted average	6,675,794	6,608,273	6,647,586	6,661,337	6,672,344	6,642,222	6,692,523
Outstanding	6,576,171	6,577,045	6,610,358	6,659,021	6,662,292	6,576,171	6,662,292

Noninterest income / noninterest expense:

Service charges	$799	$679	$890	$971	$786	$1,478	$1,632
Income from Ansay	543	875	180	176	562	1,418	1,758
Income from UFS	731	594	708	660	586	1,325	1,195
Loan servicing income	244	223	372	260	604	467	846
Net gain on sales of mortgage loans	154	87	188	144	128	241	285
Noninterest income from strategic alliances	29	19	22	24	21	48	44
Other noninterest income	213	829	193	273	340	1,042	710

Total noninterest income	$2,713	$3,306	$2,553	$2,508	$3,027	$6,019	$6,470

Personnel expense	$5,403	$5,310	$5,532	$5,205	$5,446	$10,713	$10,763
Occupancy, equipment and office	832	849	799	817	532	1,681	1,882
Data processing	960	913	899	856	925	1,873	1,864
Postage, stationery and supplies	192	123	156	138	159	315	326
Net (gain) loss on sales of other real estate owned	(135)	36	(79)	233	(38)	(99)	98
Net (gain) loss on sales of securities	(23)	(234)	-	(19)	47	(257)	44
Advertising	53	74	78	36	54	127	106
Charitable contributions	141	131	121	169	322	272	695
Outside service fees	982	684	899	817	896	1,666	1,416
Amortization of intangibles	161	161	189	189	189	322	378
Other noninterest income	1,366	1,255	1,299	1,267	1,532	2,621	2,469

Total noninterest expense	$9,932	$9,302	$9,893	$9,708	$10,064	$19,234	$20,041

Period-end balances:

Loans	$1,419,192	$1,431,498	$1,428,494	$1,441,477	$1,434,504	$1,419,192	$1,434,504
Allowance for loan losses	12,170	12,213	12,248	11,560	13,047	12,170	13,047
Investment securities available-for-sale, at fair value	120,083	122,761	118,906	119,623	121,550	120,083	121,550
Investment securities held-to-maturity, at cost	39,537	40,769	40,768	40,882	41,203	39,537	41,203
Goodwill and other intangibles, net	19,998	20,160	20,321	20,425	20,614	19,998	20,614
Total assets	1,806,467	1,805,408	1,793,165	1,735,754	1,741,874	1,806,467	1,741,874
Deposits	1,574,998	1,573,677	1,557,167	1,486,470	1,495,424	1,574,998	1,495,424
Stockholders' equity	185,448	179,177	174,323	169,133	165,200	185,448	165,200
Book value per common share	28.20	27.24	26.37	25.40	24.80	28.20	24.80
Tangible book value per common share (1)	25.63	24.65	23.76	22.78	22.15	25.63	22.15

Average balances:

Loans	$1,420,710	$1,434,283	$1,435,745	$1,437,832	$1,424,604	$1,427,458	$1,414,727
Interest-earning assets	1,679,604	1,652,106	1,637,080	1,654,966	1,676,017	1,665,930	1,673,742
Total assets	1,801,530	1,773,345	1,755,835	1,772,768	1,794,227	1,787,515	1,790,288
Deposits	1,563,322	1,548,306	1,510,978	1,487,865	1,474,952	1,556,139	1,473,184
Interest-bearing liabilities	1,142,604	1,141,177	1,144,202	1,185,391	1,215,923	1,141,894	1,213,758
Goodwill and other intangibles, net	20,096	20,259	20,377	20,610	20,474	20,177	20,488
Stockholders' equity	181,498	175,058	170,992	167,651	162,860	178,295	162,100

Financial ratios (2):

Return on average assets	1.33%	1.49%	1.37%	1.33%	1.42%	1.41%	1.50%
Return on average common equity	13.20%	15.05%	14.06%	14.04%	15.59%	14.11%	16.61%
Average equity to average assets	10.07%	9.87%	9.74%	9.46%	9.08%	9.97%	9.48%
Stockholders' equity to assets	10.27%	9.92%	9.72%	9.74%	9.48%	10.27%	9.48%
Tangible equity to tangible assets (1)	9.42%	9.06%	8.85%	8.83%	8.56%	9.42%	8.56%
Loan yield	5.22%	5.15%	5.09%	4.98%	5.04%	5.19%	5.08%
Earning asset yield	4.90%	4.93%	4.88%	4.76%	4.72%	4.92%	4.75%
Cost of funds	1.68%	1.61%	1.47%	1.33%	1.19%	1.64%	1.10%
Net interest margin, taxable equivalent	3.76%	3.82%	3.85%	3.81%	3.86%	3.79%	3.95%
Net loan charge-offs to average loans	0.16%	0.18%	0.00%	0.16%	0.00%	0.17%	-0.01%
Nonperforming loans to total loans	1.20%	1.14%	1.44%	1.99%	1.43%	1.20%	1.43%
Nonperforming assets to total assets	1.10%	1.07%	1.30%	1.79%	1.32%	1.10%	1.32%
Allowance for loan losses to loans	0.86%	0.85%	0.86%	0.80%	0.91%	0.86%	0.91%

(1)	These measures are not measures prepared in accordance with GAAP, and are therefore considered to be non-GAAP financial measures. See "GAAP reconciliation and management explanation of non-GAAP finanical measures" for a reconciliation of these measures to their most comparable GAAP measures.
(2)	Income statement-related ratios for partial year periods are annualized.

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

	At or for the Three Months Ended					At or for the Six Months Ended
(In thousands, except per share data)	6/30/2019	3/31/2019	12/31/2018	9/30/2018	6/30/2018	6/30/2019	6/30/2018

Tangible Assets
Total assets	$1,806,467	$1,805,408	$1,793,165	$1,735,754	$1,741,874	$1,806,467	$1,741,874
Adjustments:
Goodwill	(15,024)	(15,024)	(15,024)	(15,024)	(15,024)	(15,024)	(15,024)
Core deposit intangible, net of amortization	(1,890)	(2,051)	(2,212)	(2,401)	(2,590)	(1,890)	(2,590)
Tangible assets	$1,789,553	$1,788,333	$1,775,929	$1,718,329	$1,724,260	$1,789,553	$1,724,260

Tangible Common Equity
Total stockholders' equity	$185,448	$179,177	$174,323	$169,133	$165,200	$185,448	$165,200
Adjustments:
Goodwill	(15,024)	(15,024)	(15,024)	(15,024)	(15,024)	(15,024)	(15,024)
Core deposit intangible, net of amortization	(1,890)	(2,051)	(2,212)	(2,401)	(2,590)	(1,890)	(2,590)
Tangible common equity	$168,534	$162,102	$157,087	$151,708	$147,586	$168,534	$147,586

Book value per common share	$28.20	$27.24	$26.37	$25.40	$24.80	$28.20	$24.80
Tangible book value per common share	25.63	24.65	23.76	22.78	22.15	25.63	22.15

Total stockholders' equity to total assets	10.27%	9.92%	9.72%	9.74%	9.48%	10.27%	9.48%
Tangible common equity to tangible assets	9.42%	9.06%	8.85%	8.83%	8.56%	9.42%	8.56%

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 2019 and June 30, 2018

General.   Net income decreased $0.4 million to $6.0 million for three months ended June 30, 2019, compared to $6.4 million for the same period in 2018. This decrease was primarily due to the reduced level of accretion to net interest income from purchase accounting marks on the loans and deposits acquired in the Waupaca acquisition during the fourth quarter of 2017. This accretion added $1.2 million to net interest income, net of tax, during the second quarter of 2018 compared to $0.7 million, net of tax, in the second quarter of 2019, a reduction of $0.5 million. Due to a higher overall interest rate environment, we also experienced a 32.7% increase in interest expense, from $3.6 million in the second quarter of 2018 to $4.8 million in the second quarter of 2019.

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

Net interest and dividend income decreased by $0.4 million to $15.4 million for the three months ended June 30, 2019, compared to $15.8 million for three months ended June 30, 2018. The decrease in net interest income was primarily due to the previously mentioned reduction in purchase accounting accretion from the second quarter of 2018 to the second quarter of 2019. Interest income on loans increased by $0.6 million, or 3.45%, during the same period. Total average interest-earning assets was $1.68 billion for the three months ended June 30, 2019, which matched the total for the same period in 2018. Tax equivalent net interest margin decreased 0.10% to 3.76% for the three-months ended June 30, 2019, down from 3.86% for the same period in 2018. Net interest margin decreased by 0.18% due to the reduction in purchase accounting accretion quarter-over-quarter which was offset by an increase of 0.08% in core net interest margin. Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes on both volume and mix and pricing decisions, and external factors include changes in market interest rates, competition and the shape of the interest rate yield curve.

Interest Income. Total interest income increased $0.8 million, or 4.06%, to $20.2 million for the three months ended June 30, 2019 compared to $19.4 million for the same period in 2018. The increase in total interest income was primarily due a rising interest rate environment, which was offset by the reduction in purchase accounting accretion. The average balance of loans decreased by $3.9 million during the three months ended June 30, 2019 compared to the same period in 2018.

Interest Expense. Interest expense increased $1.2 million, or 32.7%, to $4.8 million for the three months ended June 30, 2019 compared to $3.6 million for the same period in 2018. The increase in interest expense was primarily due to an increasing interest rate environment.

Interest expense on interest-bearing deposits increased by $1.6 million to $4.4 million for the three months ended June 30, 2019, from $2.8 million for the same period in 2018. This increase was primarily due to an increasing interest rate environment. The average cost of interest-bearing deposits was 1.62% for the three months ended June 30, 2019, compared to 1.06% for the same period in 2018.

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

We recorded a provision for loan losses of $0.5 million for the three months ended June 30, 2019, compared to $0.9 million for the same period in 2018. We recorded net charge-offs of $0.5 million for the three months ended June 30, 2019 compared to negligible net charge offs for the same period in 2018. The ALL was $12.2 million, or 0.86% of total loans, at June 30, 2019 compared to $13.0 million, or 0.91% of total loans at June 30, 2018.

Noninterest Income. Noninterest income is an important component of our total revenues. A significant portion of our noninterest income is associated with service charges and income from the Bank’s subsidiaries, Ansay & Associates, LLC and UFS, LLC. Other sources of noninterest income include loan servicing fees, gains on sales of mortgage loans, and other income from strategic alliances.

Noninterest income decreased $0.3 million to $2.7 million for the three months ended June 30, 2019 compared to $3.0 million for the same period in 2018. Income from our investment in UFS, LLC, increased by 25% as they continue to see significant growth in customers in their managed information technology business. Loan servicing income saw a decline of 60% quarter-over-quarter, resulting from a $0.4 million increase in the valuation of our mortgage serving rights in the second quarter of 2018 which did not recur in the second quarter of 2019.

The major components of our noninterest income are listed below:

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
(In thousands)
Noninterest Income
Service Charges	$799	$786	$13	2%
Income from Ansay & Associates, LLC	543	562	(19)	(3)%
Income from UFS, LLC	731	586	145	25%
Loan Servicing income	244	604	(360)	(60)%
Net gain on sales of mortgage loans	154	128	26	20%
Noninterest income from strategic alliances	29	21	8	38%
Other	213	340	(127)	(37)%
Total noninterest income	$2,713	$3,027	$(314)	(10)%

Noninterest Expense. Noninterest expense decreased $0.1 million to $9.9 million for the three months ended June 30, 2019 compared to $10.1 million for the same period in 2018. The decrease in noninterest expense was a product of many offsetting increases and decreases in the individual components of noninterest expense. Occupancy expenses increased $0.3 million from $0.5 million in the second quarter of 2018 to $0.8 million in the second quarter of 2019, the result of significant investments made during the second quarter of 2019 for equipment and facilities of branch locations anticipated to be acquired in the Partnership acquisition, a cost that was did not exist in the second quarter of 2019. Net gains and losses from sales of ORE and securities, are specific to the properties and securities which are sold and will vary greatly period to period. Charitable contributions declined significantly from the second quarter of 2018 to the second quarter of 2019 due primarily to several one-time contributions made during the second quarter of 2018 which were not repeated in the second quarter of 2019.

The major components of our noninterest expense are listed below:

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
(In thousands)
Noninterest Expense
Salaries, commissions, and employee benefits	$5,403	$5,446	$(43)	(1)%
Occupancy	832	532	300	56%
Data Processing	960	925	35	4%
Postage, stationary, and supplies	192	159	33	21%
Net gain on sales and valuation of ORE	(135)	(38)	(97)	NM
Net (gain) loss on sales of securities	(23)	47	(70)	NM
Advertising	53	54	(1)	(2)%
Charitable contributions	141	322	(181)	(56)%
Outside service fees	982	896	86	10%
Amortization of intangibles	161	189	(28)	(15)%
Other	1,366	1,532	(166)	(11)%
Total noninterest expenses	$9,932	$10,064	$(132)	(1)%

Income Tax Expense. We recorded a provision for income taxes of $1.7 million for the three months ended June, 2019 compared to a provision of $1.4 million for the same period during 2018, reflecting effective tax rates of 21.8% and 18.3%, respectively. The effective tax rates were reduced from the statutory federal and state income tax rates largely as a result of tax-exempt interest income produced by certain qualifying loans and investments in the Bank’s portfolios.

Results of Operations for the Six Months Ended June 30, 2019 and June 30, 2018

General.   Net income decreased $0.9 million to $12.6 million for the six months ended June 30, 2019, compared to $13.5 million for the same period in 2018. This decrease was primarily due to the reduced level of accretion to net interest income from purchase accounting marks on the loans and deposits acquired in the Waupaca acquisition during the fourth quarter of 2017. This accretion added $2.6 million to net interest income, net of tax, during the six months ended June 30, 2018 compared to $1.4 million, net of tax, for the same period in 2019, a reduction of $1.2 million. Due to a higher overall interest rate environment, we also experienced a 40.4% increase in interest expense, from $6.6 million in the first six months of 2018 to $9.3 million in the first six months of 2019.

Net Interest Income.    The management of interest income and expense is fundamental to our financial performance. Net interest income, the difference between interest income and interest expense, is the largest component of the Company’s total revenue. Management closely monitors both total net interest income and the net interest margin (net interest income divided by average earning assets). We seek to maximize net interest income without exposing the Company to an excessive level of interest rate risk through our asset and liability policies. Interest rate risk is managed by monitoring the pricing, maturity and repricing options of all classes of interest-bearing assets and liabilities. Our net interest margin can also be adversely impacted by the reversal of interest on nonaccrual loans and the reinvestment of loan payoffs into lower yielding investment securities and other short-term investments

Net interest and dividend income decreased by $1.5 million to $30.6 million for the six months ended June 30, 2019, compared to $32.1 million for six months ended June 30, 2018. The decrease in net interest income was primarily due to the previously mentioned reduction in purchase accounting accretion from the first half of 2018 to the first half of 2019. Interest income on loans increased by $1.1 million, or 3.2%, during the same period. Total average interest-earning assets decreased to $1.67 billion for the six months ended June 30, 2019, negligibly different from the same period in 2018. Tax equivalent net interest margin decreased 0.16% to 3.79% for the six months ended June 30, 2019, down from 3.95% for the same period in 2018. Net interest margin declined by 0.21% due to the reduction in purchase accounting accretion quarter-over-quarter which was offset by an increase of 0.05% in core net interest margin. Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes on both volume and mix and pricing decisions, and external factors include changes in market interest rates, competition and the shape of the interest rate yield curve.

Interest Income. Total interest income increased $1.2 million, or 3.1%, to $39.9 million for the six months ended June 30, 2019 compared to $38.7 million for the same period in 2018. The increase in total interest income was primarily due a rising interest rate environment, which was offset by the reduction in purchase accounting accretion. The average balance of loans increased by $12.7 million during the six months ended June 30, 2019 compared to the same period in 2018.

Interest Expense. Interest expense increased $2.7 million, or 40.3%, to $9.3 million for the six months ended June 30, 2019 compared to $6.6 million for the same period in 2018. The increase in interest expense was primarily due to an increasing interest rate environment.

Interest expense on interest-bearing deposits increased by $3.5 million to $8.7 million for the six months ended June 30, 2019, from $5.2 million for the same period in 2018. This increase was primarily due to an increasing interest rate environment. The average cost of interest-bearing deposits was 1.58% for the six months ended June 30, 2019, compared to 0.98% for the same period in 2018.

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

We recorded a provision for loan losses of $1.1 million for the six months ended June 30, 2019, compared to $1.4 million for the same period in 2018. We recorded net charge-offs of $1.2 million for the six months ended June 30, 2019 compared to negligible net recoveries for the same period in 2018. The ALL was $12.2 million, or 0.86% of total loans, at June 30, 2019 compared to $13.0 million, or 0.91% of total loans at June 30, 2018.

Noninterest Income. Noninterest income is an important component of our total revenues. A significant portion of our noninterest income is associated with service charges and income from the Bank’s subsidiaries, Ansay & Associates, LLC and UFS, LLC. Other sources of noninterest income include loan servicing fees, gains on sales of mortgage loans, and other income from strategic alliances.

Noninterest income decreased $0.5 million to $6.0 million for the six months ended June 30, 2019 compared to $6.5 million for the same period in 2018. One reason for the decrease in noninterest income was a lower contribution from our investment in Ansay & Associates, LLC (Ansay). Due to a change in accounting standards, income from Ansay, which has historically been concentrated in the first two quarters of every year, will be realized much more ratably throughout the year for 2019 and years thereafter. As a result of this change, year-over-year income contributions by this investment decreased by $0.3 million for the first six months of 2019. . Loan servicing income saw a decline of 45% period-over-period, resulting from a $0.4 million increase in the valuation of our mortgage serving rights in the second quarter of 2018 which did not recur in the second quarter of 2019. Other noninterest income was positively impacted during the first half of 2019 by a revaluing of an investment which the Company holds in common stock of another financial institution, historically recorded at its cost basis, to fair value based on recent observable prices in orderly stock transactions, resulting in income of $0.6 million. The major components of our noninterest income are listed below:

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
(In thousands)
Noninterest Income
Service Charges	$1,478	$1,632	$(154)	(9)%
Income from Ansay & Associates, LLC	1,418	1,758	(340)	(19)%
Income from UFS, LLC	1,325	1,195	130	11%
Loan Servicing income	467	846	(379)	(45)%
Net gain on sales of mortgage loans	241	285	(44)	(15)%
Noninterest income from strategic alliances	48	44	4	9%
Other	1,042	710	332	47%
Total noninterest income	$6,019	$6,470	$(451)	(7)%

Noninterest Expense. Noninterest expense decreased $0.8 million to $19.2 million for the six months ended June 30, 2019 compared to $20.0 million for the same period in 2018. The decrease in noninterest expense was a product of many offsetting increases and decreases in the individual components of noninterest expense. Occupancy expenses decreased $0.2 million from $1.9 million in the first half of 2018 to $1.7 million in the first half of 2019, the result of significant investments made during the first quarter of 2018 for equipment and facilities of branch locations acquired in the Waupaca acquisition, a cost that outpaced similar expenditures during the second quarter of 2019 for branch locations anticipated to be acquired in the Partnership acquisition. Net gains and losses from sales of ORE and securities are specific to the properties and securities which are sold and will vary greatly period to period. Charitable contributions declined significantly from the first half of 2018 to the first half of 2019 due primarily to one multi-year contribution commitment of $0.3 million made to an organization during the first quarter of 2018 which was fully accrued for in that quarter as well as several smaller one-time contributions made in the second quarter of 2018, none of which were repeated in the first half of 2019. Outside service fees and other noninterest expense increased by a combined $0.4 million, due primarily to expenses incurred in 2019 resulting from the Company’s public company status and pending acquisition of Partnership, neither of which existed in the first half of 2018.

The major components of our noninterest expense are listed below:

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
(In thousands)
Noninterest Expense
Salaries, commissions, and employee benefits	$10,713	$10,763	$(50)	(0)%
Occupancy	1,681	1,882	(201)	(11)%
Data Processing	1,873	1,864	9	0%
Postage, stationary, and supplies	315	326	(11)	(3)%
Net (gain) loss on sales and valuation of other real estate owned	(99)	98	(197)	NM
Net (gain) loss on sales of securities	(257)	44	(301)	NM
Advertising	127	106	21	20%
Charitable Contributions	272	695	(423)	(61)%
Outside service fees	1,666	1,416	250	18%
Amortization of intangibles	322	378	(56)	(15)%
Other	2,621	2,469	152	6%
Total noninterest expenses	$19,234	$20,041	$(807)	(4)%

Income Tax Expense. We recorded a provision for income taxes of $3.7 million for the six months ended June 30, 2019 compared to a provision of $3.6 million for the same period during 2018, reflecting effective tax rates of 22.5% and 21.2%, respectively. The effective tax rates were reduced from the statutory federal and state income tax rates largely as a result of tax-exempt interest income produced by certain qualifying loans and investments in the Bank’s portfolios.

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

The following tables set forth the distribution of our average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the periods indicated:

	Three Months Ended
	June 30, 2019			June 30, 2018
	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)
	(dollars in thousands)
ASSETS
Interest-earning assets
Loans (2)
Taxable	$1,326,394	$70,224	5.29%	$1,337,974	$68,282	5.10%
Tax-exempt	94,316	5,067	5.37%	86,579	4,390	5.07%
Securities
Taxable (available for sale)	74,055	2,014	2.72%	76,232	2,137	2.80%
Tax-exempt (available for sale)	51,954	1,870	3.60%	55,281	2,005	3.63%
Taxable (held to maturity)	28,977	713	2.46%	26,476	617	2.33%
Tax-exempt (held to maturity)	10,979	302	2.75%	13,243	403	3.04%
Cash and due from banks	92,929	2,186	2.35%	80,232	1,298	1.62%
Total interest-earning assets	1,679,604	82,376	4.90%	1,676,017	79,132	4.72%
Non interest-earning assets	134,201			130,651
Allowance for loan losses	(12,275)			(12,441)
Total assets	$1,801,530			$1,794,227
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits
Checking accounts	$72,458	$2,001	2.76%	$110,531	$1,228	1.11%
Savings accounts	248,539	2,671	1.07%	153,741	487	0.32%
Money market accounts	400,664	4,682	1.17%	433,925	4,237	0.98%
Certificates of deposit	363,799	7,975	2.19%	368,359	5,264	1.43%
Brokered Deposits	16,789	489	2.91%	6,222	181	2.91%
Total interest bearing deposits	1,102,249	17,818	1.62%	1,072,778	11,397	1.06%
Other borrowed funds	40,355	1,374	3.40%	143,145	3,024	2.11%
Total interest-bearing liabilities	1,142,604	19,192	1.68%	1,215,923	14,421	1.19%
Non-interest bearing liabilities
Demand Deposits	461,073			402,275
Other liabilities	16,355			13,169
Total Liabilities	1,620,032			1,631,367
Shareholders' equity	181,498			162,860
Total liabilities & sharesholders' equity	$1,801,530			$1,794,227
Net interest income on a fully taxable equivalent basis		63,184			64,711
Less taxable equivalent adjustment		(1,520)			(1,420)
Net interest income		$61,664			$63,291
Net interest spread (3)			3.22%			3.54%
Net interest margin (4)			3.76%			3.86%

(1)	Annualized on a fully taxable equivalent basis calculated using a federal tax rate of 21% for the period ended June 30, 2019 and 2018, respectively.
(2)	Nonaccrual loans are included in average amounts outstanding.
(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income on a fully tax equivalent basis as a percentage of average interest-earning assets.

	Six Months Ended
	June 30, 2019			June 30, 2018
	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)
	(dollars in thousands)
ASSETS
Interest-earning assets
Loans (2)
Taxable	$1,333,402	$70,116	5.26%	$1,329,608	$68,395	5.14%
Tax-exempt	94,056	5,009	5.33%	85,119	4,333	5.09%
Securities
Taxable (available for sale)	72,743	2,132	2.93%	72,055	2,152	2.99%
Tax-exempt (available for sale)	51,954	1,895	3.65%	56,752	2,054	3.62%
Taxable (held to maturity)	28,976	711	2.45%	25,955	596	2.30%
Tax-exempt (held to maturity)	11,384	318	2.79%	13,733	414	3.01%
Cash and due from banks	73,415	1,759	2.40%	90,520	1,489	1.64%
Total interest-earning assets	1,665,930	81,940	4.92%	1,673,742	79,433	4.75%
Non interest-earning assets	133,806			128,665
Allowance for loan losses	(12,221)			(12,119)
Total assets	$1,787,515			$1,790,288
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits
Checking accounts	$75,690	$1,850	2.44%	$113,598	$1,156	1.02%
Savings accounts	235,155	2,466	1.05%	147,304	377	0.26%
Money market accounts	403,527	4,633	1.15%	440,700	4,085	0.93%
Certificates of deposit	373,556	8,030	2.15%	366,789	4,786	1.30%
Brokered Deposits	17,247	498	2.89%	3,128	91	2.91%
Total interest bearing deposits	1,105,175	17,477	1.58%	1,071,519	10,495	0.98%
Other borrowed funds	36,719	1,291	3.52%	142,239	2,879	2.02%
Total interest-bearing liabilities	1,141,894	18,768	1.64%	1,213,758	13,374	1.10%
Non-interest bearing liabilities
Demand Deposits	450,964			401,665
Other liabilities	16,362			12,765
Total Liabilities	1,609,220			1,628,188
Shareholders' equity	178,295			162,100
Total liabilities & sharesholders' equity	$1,787,515			$1,790,288
Net interest income on a fully taxable equivalent basis		63,172			66,059
Less taxable equivalent adjustment		(1,517)			(1,421)
Net interest income		$61,655			$64,638
Net interest spread (3)			3.27%			3.64%
Net interest margin (4)			3.79%			3.95%

(1)	Annualized on a fully taxable equivalent basis calculated using a federal tax rate of 21% for the period ended June 30, 2019 and 2018, respectively.
(2)	Nonaccrual loans are included in average amounts outstanding.
(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income on a fully tax equivalent basis as a percentage of average interest-earning assets.

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

	Three Months Ended June 30, 2019 Compared with			Six Months Ended June 30, 2019 Compared with
	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Increase/(Decrease) Due to Change in			Increase/(Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)			(dollars in thousands)
Interest income
Loans
Taxable	$(584)	$2,526	$1,942	$196	$1,525	$1,721
Tax-exempt	406	271	677	470	206	676
Securities
Taxable (AFS)	(60)	(63)	(123)	21	(41)	(20)
Tax-exempt (AFS)	(120)	(15)	(135)	(175)	16	(159)
Taxable (HTM)	60	36	96	72	43	115
Tax-exempt (HTM)	(65)	(36)	(101)	(67)	(29)	(96)
Cash and due from banks	230	658	888	(191)	461	270
Total interest income	(133)	3,377	3,244	326	2,181	2,507
Interest expense
Deposits
Checking accounts	$(233)	$1,006	$773	$(217)	$911	$694
Savings accounts	448	1,736	2,184	337	1,752	2,089
Money market accounts	(284)	729	445	(300)	848	548
Certificates of deposit	(64)	2,775	2,711	90	3,154	3,244
Brokered Deposits	308	0	308	408	(1)	407
Total interest bearing deposits	175	6,246	6,421	318	6,664	6,982
Other borrowed funds	(2,202)	551	(1,650)	(2,136)	548	(1,588)
Total interest expense	(2,027)	6,798	4,771	(1,818)	7,212	5,394
Change in net interest income	$1,894	$(3,421)	$(1,527)	$2,144	$(5,031)	$(2,887)

CHANGES IN FINANCIAL CONDITION

Total Assets. Total assets increased $13.3 million, or 0.7%, to $1.81 billion at June 30, 2019, from $1.79 billion at December 31, 2018.

Cash and Cash Equivalents. Cash and cash equivalents increased by $18.2 million to $125.9 million at June 30, 2019 from $107.7 million at December 31, 2018.

Investment Securities. The carrying value of total investment securities decreased by $0.1 million to $159.6 million at June 30, 2019, from $159.7 million at December 31, 2018.

Loans. Net loans decreased by $9.2 million, totaling $1.41 billion at June 30, 2019 compared to $1.42 billion at December 31, 2018.

Bank-Owned Life Insurance. At June 30, 2019, our investment in bank-owned life insurance was $24.5 million, an increase of $0.3 million from $24.2 million at December 31, 2018.

Deposits. Deposits increased $17.8 million, or 1.1%, to $1.57 billion at June 30, 2019 from $1.56 billion at December 31, 2018.

Borrowings. At June 30, 2019, and December 31, 2018, borrowings consisted of subordinated debt to other banks totaling $11.5 million.

Stockholders’ Equity. Total stockholders’ equity increased $11.1 million, or 6.2%, to $185.4 million at June 30, 2019, from $174.3 million at December 31, 2018.

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

Our loan portfolio is our most significant earning asset, comprising 78.6% and 79.7% of our total assets as of June 30, 2019 and December 31, 2018, respectively. Our strategy is to grow our loan portfolio by originating quality commercial and consumer loans that comply with our credit policies and that produce revenues consistent with our financial objectives. We believe our loan portfolio is well-balanced, which provides us with the opportunity to grow while monitoring our loan concentrations.

Loans decreased $9.3 million, or 0.7%, to $1.42 billion as of June 30, 2019 as compared to $1.43 billion as of December 31, 2018. This decline during the first six months of 2019 has been comprised of an decrease of $25.7 million or 8.6% in commercial and industrial loans, an increase of $1.8 million or 0.3% in commercial real estate loans, an increase of $12.6 million or 20.7% in construction and development loans, an increase of $1.6 million or 0.4% in residential 1-4 family loans and an increase of $0.4 million or 1.3% in consumer and other loans. The decrease in loans during the six months ended June 30, 2019 is attributable to modest organic loan growth, which was more than offset by a planned reduction of a portion of the loan portfolio acquired from Waupaca. The reduction of a portion of the loan portfolio acquired from Waupaca focused on out of market loans as well as loans of poor asset quality.

The following table presents the balance and associated percentage of each major category in our loan portfolio at June 30, 2019, December 31, 2018, and June 30, 2018:

	June 30,		December 31,		June 30,
	2019	% of Total	2018	% of Total	2018	% of Total
	(dollars in thousands)
Commercial & industrial
Commercial & industrial	$271,838	19%	$297,576	21%	$314,087	22%
Deferred costs net of unearned fees	(207)	0%	(248)	0%	(278)	0%
Total commercial & industrial	271,631	19%	297,328	21%	313,809	22%
Commercial real estate
Owner Occupied	415,451	29%	416,097	29%	415,097	29%
Non-owner occupied	255,072	18%	252,717	18%	226,677	16%
Deferred costs net of unearned fees	(428)	0%	(465)	0%	(326)	0%
Total commercial real estate	670,095	47%	668,349	47%	641,448	45%
Construction & Development
Construction & Development	73,522	5%	60,927	4%	67,558	5%
Deferred costs net of unearned fees	(106)	0%	(125)	0%	(86)	0%
Total construction & development	73,416	5%	60,802	4%	67,472	5%
Residential 1-4 family
Residential 1-4 family	370,261	26%	368,673	26%	365,502	25%
Deferred costs net of unearned fees	43	0%	17	0%	239	0%
Total residential 1-4 family	370,304	26%	368,690	26%	365,741	25%
Consumer
Consumer	28,138	2%	26,854	2%	40,226	3%
Deferred costs net of unearned fees	114	0%	101	0%	94	0%
Total consumer	28,252	2%	26,955	2%	40,320	3%
Other Loans
Other	5,493	0%	6,369	0%	5,714	0%
Deferred costs net of unearned fees	1	0%	1	0%	-	0%
Total other loans	5,494	0%	6,370	0%	5,714	0%
Total loans	$1,419,192	100%	$1,428,494	100%	$1,434,504	100%

Our directors and officers and their associates are customers of, and have other transactions with, the Bank in the normal course of business. All loans and commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than normal risk of collection or present other unfavorable features. At June 30, 2019 and December 31, 2018, total loans outstanding to such directors and officers and their associates were $82.9 million and $84.1 million, respectively. During the six months ended June 30, 2019, $15.1 million of additions and $16.3 million of repayments were made to these loans. At June 30, 2019 and December 31, 2018, all of the loans to directors and officers were performing according to their original terms.

Loan categories

The principal categories of our loan portfolio are discussed below:

Commercial and Industrial (C&I). Our C&I portfolio totaled $271.6 million and $297.3 million at June 30, 2019 and December 31, 2018, respectively, and represented 19% and 21% of our total loans at those dates.

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

Commercial Real Estate (CRE). Our CRE loan portfolio totaled $670.1 million and $668.3 million at June 30, 2019 and December 31, 2018, respectively, and represented 47% of our total loans at both of those dates.

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

Construction and Development (C&D). Our C&D loan portfolio totaled $73.4 million and $60.8 million at June 30, 2019 and December 31, 2018, respectively, and represented 5% and 4% of our total loans at those dates.

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

Residential 1 – 4 Family. Residential 1 – 4 family loans held in portfolio amounted to $370.3 million and $368.7 million at June 30, 2019 and December 31, 2018, respectively, and represented 26% of our total loans at both of those dates.

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

We were servicing mortgage loans sold to others without recourse of approximately $319.2 million at June 30, 2019 and $316.5 million at December 31, 2018.

Loans sold with the retention of servicing assets result in the capitalization of servicing rights. Loan servicing rights are included in other assets and are carried at fair value. The net balance of capitalized servicing rights amounted to $3.1 million at both June 30, 2019 and December 31, 2019.

Consumer Loans. Our consumer loan portfolio totaled $28.3 million and $27.0 million at June 30, 2019 and December 31, 2018, respectively, and represented 2% of our total loans at those dates. Consumer loans include secured and unsecured loans, lines of credit and personal installment loans.

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

Other Loans. Our other loans totaled $5.5 million and $6.4 million at June 30, 2019 and December 31, 2018, respectively, and are immaterial to the overall loan portfolio. The other loans category consists primarily of over-drafted depository accounts, loans utilized to purchase or carry securities and loans to nonprofit organizations.

Loan Portfolio Maturities. The following tables summarize the dollar amount of loans maturing in our portfolio based on their loan type and contractual terms to maturity at June 30, 2019 and December 31, 2018, respectively. The tables do not include any estimate of prepayments, which can significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

The following tables summarize the dollar amount of loans maturing in our portfolio based on whether the loan has a fixed or variable rate of interest and their contractual terms to maturity at June 30, 2019 and December 31, 2018, respectively. The tables do not include any estimate of prepayments, which can significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

As of June 30, 2019	One Year or Less	One to Five Years	Over Five Years	Total
	(dollars in thousands)
Commercial & industrial	$91,663	$111,403	$68,565	$271,631
Commercial real estate	107,408	328,491	234,196	670,095
Construction & Development	23,794	30,196	19,426	73,416
Residential 1-4 family	26,835	61,228	282,241	370,304
Consumer and other	5,800	20,747	7,199	33,746
Total	$255,500	$552,065	$611,627	$1,419,192

As of December 31, 2018	One Year or Less	One to Five Years	Over Five Years	Total
	(dollars in thousands)
Commercial & industrial	$89,358	$111,354	$96,616	$297,328
Commercial real estate	114,017	313,836	240,496	668,349
Construction & Development	28,357	19,721	12,724	60,802
Residential 1-4 family	27,987	69,206	271,497	368,690
Consumer and other	4,980	21,385	6,960	33,325
Total	$264,699	$535,502	$628,293	$1,428,494

As of June 30, 2019	One Year or Less	One to Five Years	Over Five Years	Total
	(dollars in thousands)
Predetermined interest rates	$133,480	$438,290	$256,695	$828,465
Floating or adjustable interest rates	122,020	113,775	354,932	590,727
Total	$255,500	$552,065	$611,627	$1,419,192

As of December 31, 2018	One Year or Less	One to Five Years	Over Five Years	Total
	(dollars in thousands)
Predetermined interest rates	$143,333	$412,100	$267,221	$822,654
Floating or adjustable interest rates	121,366	123,402	361,072	605,840
Total	$264,699	$535,502	$628,293	$1,428,494

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

Our nonperforming assets consist of nonperforming loans and foreclosed real estate. Nonperforming loans are those on which the accrual of interest has stopped, as well as loans that are contractually 90 days past due on which interest continues to accrue. The composition of our nonperforming assets is as follows:

	June 30,	December 31,	June 30,
	2019	2018	2018
	(dollars in thousands)
Nonaccruals	$13,611	$20,099	$19,431
Loans past due > 90 days, but still accruing	3,433	423	1,066
Total nonperforming loans	$17,044	$20,522	$20,497
Accruing troubled debt resructured loans	$176	$179	$182
Nonperforming loans as a percent of gross loans	1.20%	1.44%	1.43%
Nonperforming loans as a percent of total assets	0.94%	1.14%	1.18%

At June 30, 2019 and December 31, 2018, impaired loans had specific reserves of $2.3 million and $1.1 million, respectively. The increase year-over-year is due to a $1.7 million specific reserve established on one loan during the first quarter of 2019.

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

As of June 30, 2019 and December 31, 2018 the Company had specific reserves of $1.7 million and $0.4 million for TDRs, respectively, and none of them have subsequently defaulted.

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

Loans totaling $54.5 million were classified substandard under the Bank’s policy at June 30, 2019 and loans totaling $67.6 million were classified substandard under the Bank’s policy as of December 31, 2018. The following table sets forth information related to the credit quality of our loan portfolio at June 30, 2019 and December 31, 2018.

Loan type (in thousands)	Pass	Watch	Substandard	Total
As of June 30, 2019 (unaudited)
Commercial & industrial	$219,271	$35,795	$16,565	$271,631
Commercial real estate	524,287	109,339	36,469	670,095
Construction & Development	68,001	5,415	-	73,416
Residential 1-4 family	361,260	7,557	1,487	370,304
Consumer	28,207	42	3	28,252
Other loans	2,013	3,481	-	5,494
Total loans	$1,203,039	$161,629	$54,524	$1,419,192

Loan type (in thousands)	Pass	Watch	Substandard	Total
As of December 31, 2018
Commercial & industrial	$237,367	$40,377	$19,584	$297,328
Commercial real estate	497,871	126,904	43,574	668,349
Construction & Development	57,967	2,774	61	60,802
Residential 1-4 family	351,772	12,534	4,384	368,690
Consumer	26,887	49	19	26,955
Other loans	3,112	3,258	-	6,370
Total loans	$1,174,976	$185,896	$67,622	$1,428,494

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

The following table summarizes the changes in our ALL for the periods indicated:

	Six months ended June 30,	Year ended December 31,	Six months ended June 30,
	2019	2018	2018
	(dollars in thousands)
Period-end loans outstanding (net of unearned discount and deferred loan fees)	$1,419,192	$1,428,494	$1,434,504
Average loans outstanding (net of unearned discount and deferred loan fees)	$1,427,458	$1,425,867	$1,414,727
Balance of allowance for loan losses at the beginning of period	$12,248	$11,612	$11,612
Loans charged-off:
Commercial & industrial	594	35	-
Commercial real estate - owner occupied	659	2,374	17
Commercial real estate - non-owner occupied	54	-	1
Construction & Development	-	83	83
Residential 1-4 family	11	140	81
Consumer	11	48	3
Other Loans	8	37	23
Total loans charged-off	1,337	2,717	208
Recoveries of loans previously charged off:
Commercial & industrial	1	2	1
Commercial real estate - owner occupied	2	158	58
Commercial real estate - non-owner occupied	1	3	2
Construction & Development	-	-	-
Residential 1-4 family	122	233	188
Consumer	4	12	3
Other Loans	4	10	6
Total recoveries of loans previously charged off:	134	418	258
Net Loan charge-offs (recoveries)	1,203	2,299	(50)
Provision charged to operating expense	1,125	2,935	1,385
Balance at end of period	$12,170	$12,248	$13,047
Ratio of net charge offs (recoveries) during the year to average loans outstanding	0.17%	0.16%	(0.01)%
Ratio of allowance for loan losses to loans outstanding	0.86%	0.86%	0.91%

The level of charge-offs depends on many factors, including the national and regional economy. Cyclical lagging factors may result in charge-offs being higher than historical levels. Although the allowance is allocated between categories, the entire allowance is available to absorb losses attributable to all loan categories. Management believes that the current ALL is adequate.

The following table summarizes an allocation of the ALL and the related percentage of loans outstanding in each category for the periods below.

	June 30, 2019		December 31, 2018		June 30, 2018
(in thousands, except %)	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans
Loan Type:
Commercial & industrial	$2,143	19%	$3,021	21%	$3,405	22%
Commercial real estate - owner occupied	5,433	29%	3,459	29%	3,281	29%
Commercial real estate - non-owner occupied	1,948	18%	2,100	18%	2,165	16%
Construction & Development	411	5%	725	4%	878	5%
Residential 1-4 family	2,027	26%	2,472	26%	2,802	25%
Consumer	139	2%	148	2%	248	3%
Other Loans	29	0%	32	0%	49	0%
Unallocated	40		291		219
Total allowance	$12,170	100%	$12,248	100%	$13,047	100%

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

Deposits. Our current deposit products include non-interest bearing and interest-bearing checking accounts, savings accounts, money market accounts, and certificate of deposits. As of June 30, 2019, deposit liabilities accounted for approximately 87.2% of our total liabilities and equity. We accept deposits primarily from customers in the communities in which our branches and offices are located, as well as from small businesses and other customers throughout our lending area. We rely on our competitive pricing and products, quality customer service, and convenient locations and hours to attract and retain deposits. Deposit rates and terms are based primarily on current business strategies, market interest rates, liquidity requirements and our deposit growth goals.

Total deposits were $1.57 billion and $1.56 billion as of June 30, 2019 and December 31, 2018, respectively. Noninterest-bearing deposits at June 30, 2019 and December 31, 2018, were $481.4 million and $448.8 million, respectively, while interest-bearing deposits were $1.10 billion and $1.11 billion at June 30, 2019 and December 31, 2018, respectively.

At June 30, 2019, we had a total of $368.3 million in certificates of deposit, including $15.1 million of brokered deposits. Based on historical experience and our current pricing strategy, we believe we will retain a majority of these accounts upon maturity, although our long-term strategy is to minimize reliance on certificates of deposits by increasing relationship deposits in lower earning savings and demand deposit accounts.

The following tables set forth the average balances of our deposits for the periods indicated:

	Six months ended June 30, 2019			Year ended December 31, 2018			Six months ended June 30, 2018
	Amount	Percent	Weighted average rate	Amount	Percent	Weighted average rate	Amount	Percent	Weighted average rate
	(dollars in thousands)
Noninterest-bearing demand deposits	$450,964	29.0%	N/A	$408,403	27.5%	N/A	$401,665	27.3%	N/A
Interest-bearing checking deposits	75,690	4.9%	2.44%	99,894	6.7%	1.13%	113,598	7.7%	1.02%
Savings deposits	235,155	15.1%	1.05%	168,254	11.3%	0.52%	147,304	10.0%	0.26%
Money market accounts	403,527	25.9%	1.15%	428,052	28.8%	0.99%	440,700	29.9%	0.93%
Certificates of deposit	373,556	24.0%	2.15%	371,332	25.0%	1.57%	366,789	24.9%	1.30%
Brokered deposits	17,247	1.1%	2.89%	10,476	0.7%	2.91%	3,128	0.2%	2.91%
Total	$1,556,139	100%		$1,486,411	100%		$1,473,184	100%

Certificates of deposit of $100,000 or greater by maturity are as follows:

	June 30,	December 31,	June 30,
	2019	2018	2018
	(dollars in thousands)
Less than 3 months remaining	$19,944	$26,366	$24,157
3 to 6 months remaining	20,503	46,593	14,802
6 to 12 months remaining	46,014	35,932	67,201
12 months or more remaining	91,221	89,501	67,083
Total	$177,682	$198,392	$173,243

Retail certificates of deposit of $100,000 or greater totaled $177.7 million and $198.4 million at June 30, 2019 and December 31, 2018, respectively. Interest expense on retail certificates of deposit of $100,000 or greater was $1.7 million for the six months ended June 30, 2019, and $2.5 million for the year ended December 31, 2018.

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated:

	June 30,	December 31,	June 30,
	2019	2018	2018
	(dollars in thousands)
Interest Rate:
Less than 1.00%	$852	$1,824	$5,541
1.00% to 1.99%	122,398	164,366	241,151
2.00% to 2.99%	212,328	204,825	123,589
3.00% to 3.99%	32,734	29,142	18,963
Total	$368,312	$400,157	$389,244

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

The following table summarizes securities sold under repurchase agreements, and the weighted average interest rates paid:

(dollars in thousands)	Six months ended June 30, 2019	Year ended December 31, 2018	Six months ended June 30, 2018
Average daily amount of securities sold under repurchase agreements during the period	$25,178	$22,315	$28,315
Weighted average interest rate on average daily securities sold under repurcase agreements	2.38%	1.79%	1.58%
Maximum outstanding securities sold under repourchase agreements at any month-end	$42,338	$48,010	$48,010
Securities sold under repruchase agreements at period end	$20,034	$31,489	$13,433
Weighted average interest rate on short-term borrowing at period end	2.30%	2.43%	1.97%

Short-term borrowings

The Company’s short-term borrowings have historically consisted primarily of short-term FHLB of Chicago advances collateralized by a blanket pledge agreement on the Company’s FHLB capital stock and retail and commercial loans held in the Company’s portfolio. There were no advances outstanding from the FHLB at June 30, 2019 or December 31, 2018. From time to time the Company utilized short-term FHLB advances to fund liquidity during 2018.

The total loans pledged as collateral were $678.1 million at June 30, 2019 and $697.3 million at December 31, 2018. Outstanding letters of credit from the FHLB totaled $55.0 million at both June 30, 2019 and December 31, 2018.

The following table summarizes short-term borrowings (borrowings with maturities of one year or less), which consist of borrowings from the FHLB, and the weighted average interest rates paid:

(dollars in thousands)	Six months ended June 30, 2019	Year ended December 31, 2018	Six months ended June 30, 2018
Average daily amount of short-term borrowings outstanding during the period	$-	$73,464	$95,855
Weighted average interest rate on average daily short-term borrowing	NA	1.75%	1.59%
Maximum outstanding short-term borrowings outstanding at any month-end	$-	$100,000	$100,000
Short-term borrowing outstanding at period end	$-	$-	$40,000
Weighted average intrest rate on short-term borrowing at period end	NA	NA	2.03%

Lines of credit and other borrowings.

We maintain a $5.0 million line of credit with a commercial bank. There were no outstanding balances on this note as of June 30, 2019 or December 31, 2018. Any future borrowings under this note would carry interest at a variable rate with a floor of 3.50%, due in full on May 25, 2019.

We also maintain a $5.0 million line of credit with another commercial bank. There were no outstanding balances on this note as of June 30, 2019 or December 31, 2018. Any future borrowings under this note would carry interest at a variable rate with a floor of 3.25%, due in full on May 19, 2019.

During September 2017, the Company entered into subordinated note agreements with three separate commercial banks, where the Company had up to twelve months from entering these agreements to borrow funds up to a maximum availability of $22.5 million. As of June 30, 2019 and December 31, 2018, outstanding balances under these agreements totaled $11.5 million. These notes were all issued with 10-year maturities, carry interest at a variable rate payable quarterly, are callable on or after the sixth anniversary of their issuance dates, and qualify for Tier 2 capital for regulatory purposes.

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

Securities available for sale consist of obligations of states and political subdivision, mortgage-backed securities, and corporate notes. Securities classified as available for sale, which management has the intent and ability to hold for an indefinite period of time, but not necessarily to maturity, are carried at fair value, with unrealized gains and losses, net of related deferred income taxes, included in stockholders’ equity as a separate component of other comprehensive income. The fair value of securities available for sale totaled $120.1 million and included gross unrealized gains of $3.8 million and gross unrealized losses of $0.1 million at June 30, 2019. At December, 31 2018, the fair value of securities available for sale totaled $118.9 million and included gross unrealized gains of $0.8 million and gross unrealized losses of $1.4 million.

Securities classified as held to maturity consist of U.S. Treasury securities and obligations of states and political subdivisions. These securities, which management has the intent and ability to hold to maturity, are reported at amortized cost. Securities held to maturity totaled $39.6 million and $40.8 million at June 30, 2019 and December 31, 2018, respectively.

The Company recognized a net gain of $0.2 million on the sale of an investment previously classified as an “other investment” and a $22,000 gain on sale of available for sale securities during the six-months ended June 30, 2019, and a net loss on sale of available for sale securities of $44,000 during the six-months ended June 30, 2018.

The following table sets forth the fair value of available for sale investment securities, the amortized costs of held to maturity and the percentage distribution at the dates indicated:

	June 30,		December 31,
	2019		2018
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Available for sale securities, at estimated fair value
Obligations of states and political subdivisions	$51,181	43%	$51,893	44%
Mortgage-backed securities	52,031	43%	50,569	42%
Corporate notes	16,871	14%	16,444	14%
Total securities available for sale	120,083	100%	118,906	100%
Held to maturity securities, at amortized cost
U.S. Treasury securities	28,978	73%	28,975	71%
Obligations of states and political subdivisions	10,559	27%	11,793	29%
Total securities held to maturity	39,537	100%	40,768	100%
Total	$159,620		$159,674

The following tables set forth the composition and maturities of investment securities as of June 30, 2019 and December 31, 2018. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years		Total
	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)
					(dollars in thousands)
At June 30, 2019
Available for sale securities
Obligations of states and political subdivisions	$2,533	4.2%	$6,361	3.3%	$9,827	3.6%	$30,309	3.9%	$49,030	3.8%
Mortgage-backed securities	1,666	2.1%	11,046	2.4%	36,273	2.9%	1,625	3.3%	50,610	2.8%
Corporate notes	-	-	16,761	3.0%	-	-	-	-	16,761	3.0%
Total available for sale securities	4,199	3.4%	34,168	2.9%	46,100	3.1%	31,934	3.9%	116,401	3.2%
Held to maturity securities
U.S. Treasury securities	1,496	2.0%	11,017	2.6%	16,465	2.5%	-	-%	28,978	2.5%
Obligations of states and political subdivisions	828	2.5%	3,621	2.5%	3,201	2.8%	2,909	3.8%	10,559	3.0%
Total held to maturity securities	2,324	2.2%	14,638	2.6%	19,666	2.6%	2,909	3.8%	39,537	2.6%
Total	$6,523	2.9%	$48,806	2.8%	$65,766	2.9%	$34,843	3.9%	$155,938	3.1%

	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years		Total
	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)
					(dollars in thousands)
At December 31, 2018
Available for sale securities
Obligations of states and political subdivisions	$3,681	3.4%	$6,438	3.3%	$8,092	3.5%	$33,081	3.9%	$51,292	3.7%
Mortgage-backed securities	1,838	1.6%	13,009	2.4%	34,810	2.9%	1,862	3.2%	51,519	2.7%
Corporate notes	-	-	11,770	2.9%	4,938	3.3%	-	-	16,708	3.0%
Total available for sale securities	5,519	2.8%	31,217	2.7%	47,840	3.0%	34,943	3.9%	119,519	3.2%
Held to maturity securities
U.S. Treasury securities	1,492	2.0%	11,020	2.6%	16,463	2.5%	-	-%	28,975	2.5%
Obligations of states and political subdivisions	1,434	3.3%	3,140	2.1%	3,440	2.8%	3,779	3.6%	11,793	3.0%
Total held to maturity securities	2,926	2.6%	14,160	2.5%	19,903	2.6%	3,779	3.6%	40,768	2.6%
Total	$8,445	2.7%	$45,377	2.7%	$67,743	2.9%	$38,722	3.8%	$160,287	3.0%

(1)	Weighted Average Yield is shown on a fully taxable equivalent basis using a federal tax rate of 21% at June 30, 2019 and December 31, 2018, respectively.

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

As of June 30, 2019, 13 debt securities had gross unrealized losses, with an aggregate depreciation of 0.09% from our amortized cost basis. The largest unrealized loss percentage of any single security was 2.45% (or $97,400) of its amortized cost. This was also the largest unrealized dollar loss of any security.

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

Capital Adequacy. Total stockholders’ equity was $185.4 million at June 30, 2019 compared to $174.3 million at December 31, 2018.

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

Federal banking regulators have issued risk-based capital guidelines, which assign risk factors to asset categories and off-balance-sheet items. The following table reflects capital ratios computed utilizing the implemented Basel III regulatory capital framework discussed above:

	Actual		Minimum Capital Required for Capital Adequacy		Minimum Capital Required for Capital Adequacy Plus Capital Conservation Buffer Basel III Phase-In Schdule		Minimum Capital Required for Capital Adequacy Plus Capital Conservation Buffer Basel III Fully Phased In		Minimum To Be Well- Capitalized Under Ptompt Corective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At June 30, 2019
Bank First Corporation:
Total capital (to risk-weighted assets)	$189,194	12.0%	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Tier I capital (to risk-weighted assets)	165,524	10.5%	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	165,524	10.5%	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Tier I capital (to average assets)	165,524	9.3%	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Bank First, N.A:
Total capital (to risk-weighted assets)	$187,186	11.9%	$126,048	8.0%	$165,437	10.5%	$165,437	10.5%	$157,560	10.0%
Tier I capital (to risk-weighted assets)	175,016	11.1%	94,536	6.0%	133,926	8.5%	133,926	8.5%	126,048	8.0%
Common equity tier I capital (to risk-weighted assets)	175,016	11.1%	70,902	4.5%	110,292	7.0%	110,292	7.0%	102,414	6.5%
Tier I capital (to average assets)	175,015	9.9%	71,105	4.0%	71,105	4.0%	71,105	4.0%	88,881	5.0%
At December 31, 2018
Bank First Corporation:
Total capital (to risk-weighted assets)	$181,201	11.4%	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Tier I capital (to risk-weighted assets)	157,453	9.9%	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	157,453	9.9%	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Tier I capital (to average assets)	157,453	9.1%	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Bank First, N.A:
Total capital (to risk-weighted assets)	$178,668	11.2%	$127,497	8.0%	$157,459	9.88%	$167,340	10.5%	$159,372	10.0%
Tier I capital (to risk-weighted	166,420	10.4%	95,623	6.0%	125,585	7.88%	135,466	8.5%	127,497	8.0%
Common equity tier I capital (to risk-weighted assets)	166,420	10.4%	71,717	4.5%	101,679	6.38%	111,560	7.0%	103,592	6.5%
Tier I capital (to average assets)	166,420	9.6%	69,410	4.0%	69,410	4.00%	69,410	4.0%	86,762	5.0%

As previously mentioned, the Company carried $11.5 million of subordinated debt as of June 30, 2019 and December 31, 2018 which is included in total capital for the Company in the tables above.

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

Loan commitments and standby and direct pay letters of credit do not necessarily represent our future cash requirements because while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. Our off-balance sheet arrangements at the dates indicated were as follows:

	Amounts of Commitments Expiring - By Period as of June 30, 2019
Other Commitments	Total	Less Than One Year	One to Three Years	Three to Five Years	After Five Years
	(dollars in thousands)
Unused portion of existing lines of credit	$295,497	$183,786	$38,090	$37,687	$35,934
Letters of credit	23,962	10,719	2,547	8,530	2,166
Credit card arrangements	8,064	-	-	-	8,064
Total commitments	$327,523	$194,505	$40,637	$46,217	$46,164

	Amounts of Commitments Expiring - By Period as of December 31, 2018
Other Commitments	Total	Less Than One Year	One to Three Years	Three to Five Years	After Five Years
	(dollars in thousands)
Unused portion of existing lines of credit	$326,452	$205,200	$45,589	$51,371	$24,292
Letters of credit	25,261	11,501	2,964	8,630	2,166
Credit card arrangements	7,119	-	-	-	7,119
Total commitments	$358,832	$216,701	$48,553	$60,001	$33,577

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

This simulation assumes that there is no growth in interest-earning assets or interest-bearing liabilities over the next 12 months. The changes to net interest income shown below are in compliance with the Company’s policy guidelines. As of June 30, 2019:

Change in Interest Rates (in Basis Points)	Percentage Change in Net Interst Income
+400	8.7
+300	6.5
+200	4.4
+100	2.3
-100	(3.5)

As of December 31, 2018:

Change in Interest Rates (in Basis Points)	Percentage Change in Net Interst Income
+400	5.0
+300	3.9
+200	2.7
+100	1.5
-100	(4.1)

Economic Value of Equity Analysis. We also analyze the sensitivity of the Company’s financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between estimated changes in the present value of the Company’s assets and estimated changes in the present value of the Company’s liabilities assuming various changes in current interest rates. The Company’s economic value of equity analysis as of June 30, 2019 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Company would experience a 8.2% increase in the economic value of equity. At the same date, our analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, the Company would experience a 9.5% decrease in the economic value of equity. The estimates of changes in the economic value of our equity require us to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on the economic value of our equity. Although our economic value of equity analysis provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of our equity and will differ from actual results.

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

Changes in Internal Control Over Financial Reporting

No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are a party to various litigation in the normal course of business. Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on our financial position, results of operations or liquidity.

ITEM 1A.	RISK FACTORS

Additional information regarding risk factors appears in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements” of this Form 10-Q and in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes during the quarterly period ended June 30, 2019 to the risk factors previously disclosed in the Company’s Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	On June 28, 2019, the Company issued 1,534 shares of restricted stock to a former member of Senior Management who had retired, pursuant to the terms of the Company’s Deferred Compensation Plan.

(b)	None.

(c)	Issuer Purchases of Equity Securities

The Company's Board of Directors authorized a $10 million share repurchase program on April 16, 2019. This program was announced in a Current Report on Form 8-K on April 18, 2019. The table below sets forth information regarding repurchases of our common stock during the second quarter of 2019 under that program as well as pursuant to the Company's 401(k) Plan and Equity Plan.

(in thousands, except per share data)	Total Number of Shares Repurchased(3)	Average Price Paid per Share(1)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 2019	0	$0	0	148,920
May 2019	0	0	0	148,920
June 2019	2,408	67.15	0	148,920
Total	2,408	$67.15	0	148,920

(1)	The average price paid per share is calculated on a trade date basis for all open market transactions and excludes commissions and other transaction expenses
(2)	Based on the closing per share price as of June 28, 2019 ($67.15)
(3)	Includes 2,408 shares repurchased from the 401(k) Plan.

The foregoing repurchases during the second quarter of 2019 were purchased through open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act, and pursuant to the Company’s 401(k) Plan and Equity Plan.

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

BANK FIRST CORPORATION

DATE: August 13, 2019	BY:	/s/ Kevin M. LeMahieu
Kevin M. LeMahieu
Chief Financial Officer
(Principal Financial and Accounting Officer)

