Form 10-Q
period 2019-09-30
Bank First Corp
filed 2019-11-12
CIK 1746109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of November 12, 2019 was 7,084,728 shares.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS:

BANK FIRST CORPORATION

Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2019	December 31, 2018
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$45,692	$41,435
Interest-bearing deposits	16,115	21,830
Federal funds sold	56,594	44,478
Cash and cash equivalents	118,401	107,743
Securities held to maturity, at amortized cost ($43,910 and $40,477 fair value at September 30, 2019 and December 31, 2018, respectively)	42,605	40,768
Securities available for sale, at fair value	136,935	118,906
Loans held for sale	2,041	-
Loans, net	1,704,082	1,416,246
Premises and equipment, net	32,306	24,489
Goodwill	43,456	15,024
Other investments	4,933	4,555
Cash value of life insurance	24,787	24,178
Intangible assets, net	10,697	5,297
Other real estate owned ("OREO")	6,870	3,592
Investment in minority-owned subsidiaries	26,903	25,397
Other assets	9,485	6,970
TOTAL ASSETS	$2,163,501	$1,793,165
Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Interest-bearing deposits	$1,272,021	$1,108,402
Noninterest-bearing deposits	566,059	448,765
Total deposits	1,838,080	1,557,167
Securities sold under repurchase agreements	12,201	31,489
Notes payable	49,786	-
Subordinated notes	18,658	11,500
Other liabilities	19,444	18,686
Total liabilities	1,938,169	1,618,842
Stockholders' equity:
Serial preferred stock - $0.01 par value
Authorized - 5,000,000 shares	-	-
Common stock - $0.01 par value
Authorized - 20,000,000 shares
Issued - 7,902,742 and 7,368,083 shares as of September 30, 2019 and December 31, 2018, respectively
Outstanding - 7,084,728 and 6,610,358 shares as of September 30, 2019 and December 31, 2018, respectively	79	74
Additional paid-in capital	62,911	27,601
Retained earnings	183,551	168,363
Treasury stock, at cost - 818,014 and 757,725 shares as of September 30, 2019 and December 31, 2018, respectively	(24,941)	(21,349)
Accumulated other comprehensive income (loss)	3,732	(366)
Total stockholders' equity	225,332	174,323
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,163,501	$1,793,165

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statements of Income

(In thousands, except per share data) (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Interest income:
Loans, including fees	$23,897	$18,054	$60,629	$53,668
Securities:
Taxable	865	781	2,300	2,196
Tax-exempt	413	428	1,253	1,342
Other	314	247	1,188	985
Total interest income	25,489	19,510	65,370	58,191
Interest expense:
Deposits	4,735	3,360	13,402	8,564
Securities sold under repurchase agreements	85	69	383	293
Borrowed funds	356	545	698	1,748
Total interest expense	5,176	3,974	14,483	10,605
Net interest income	20,313	15,536	50,887	47,586
Provision for loan losses	3,000	800	4,125	2,185
Net interest income after provision for loan losses	17,313	14,736	46,762	45,401
Noninterest income:
Service charges	918	971	2,396	2,603
Income from Ansay and Associates, LLC ("Ansay")	319	176	1,737	1,934
Income from UFS, LLC ("UFS")	768	660	2,093	1,855
Loan servicing income	374	260	841	1,106
Net gain on sales of mortgage loans	533	144	774	429
Noninterest income from strategic alliances	26	24	74	68
Other	207	273	1,249	983
Total noninterest income	3,145	2,508	9,164	8,978
Noninterest expense:
Salaries, commissions, and employee benefits	6,272	5,205	16,985	15,968
Occupancy	1,076	817	2,757	2,699
Data processing	1,158	856	3,031	2,720
Postage, stationery, and supplies	135	138	450	464
Net (gain) loss on sales and valuations of OREO	(10)	233	(109)	331
Net (gain) loss on sales of securities	-	(19)	(23)	31
Net gain on sales of other investments	-	-	(234)	-
Advertising	53	36	180	142
Charitable contributions	225	169	497	864
Outside service fees	1,171	817	2,837	2,233
Amortization of intangibles	374	189	696	567
Other	1,633	1,267	4,254	3,730
Total noninterest expense	12,087	9,708	31,321	29,749
Income before provision for income taxes	8,371	7,536	24,605	24,630
Provision for income taxes	1,712	1,604	5,370	5,235
Net Income	$6,659	$5,932	$19,235	$19,395
Earnings per share - basic	$0.95	$0.89	$2.86	$2.90
Earnings per share - diluted	$0.93	$0.89	$2.83	$2.90
Dividends per share	$0.20	$0.16	$0.60	$0.48

See accompanying notes to unaudited consolidated financial statements

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statements of Comprehensive Income

(In thousands) (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net Income	$6,659	$5,932	$19,235	$19,395
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities:
Unrealized holding gains (losses) arising during period	925	(1,029)	5,244	(3,215)
Amortization of unrealized holding gains on securities transferred from available for sale to held to maturity	(11)	(11)	(34)	(65)
Reclassification adjustment for (gains) losses included in net income	-	(19)	(23)	31
Income tax benefit (expense)	(192)	222	(1,089)	766
Total other comprehensive income (loss)	722	(837)	4,098	(2,483)
Comprehensive income	$7,381	$5,095	$23,333	$16,912

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statement of Stockholders’ Equity

(In thousands, except per share data) (Unaudited)

						Accumulated
	Serial		Additional			Other	Total
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive	Stockholders'
	Stock	Stock	Capital	Earnings	Stock	Income (Loss)	Equity
Balance at January 1, 2018	$-	$74	$27,528	$145,879	$(12,730)	$977	$161,728
Net income	-	-	-	7,062	-	-	7,062
Other comprehensive loss	-	-	-	-	-	(1,352)	(1,352)
Purchase of treasury stock	-	-	-	-	(5,648)	-	(5,648)
Sale of treasury stock	-	-	-	-	951	-	951
Cash dividends ($0.16 per share)	-	-	-	(1,066)	-	-	(1,066)
Amortization of stock-based compensation	-	-	121	-	-	-	121
Vesting of restricted stock awards	-	-	(433)	-	433	-	-
Balance at March 31, 2018	-	74	27,216	151,875	(16,994)	(375)	161,796
Net income	-	-	-	6,401	-	-	6,401
Other comprehensive loss	-	-	-	-	-	(294)	(294)
Purchase of treasury stock	-	-	-	-	(2,171)	-	(2,171)
Sale of treasury stock	-	-	-	-	396	-	396
Cash dividends ($0.16 per share)	-	-	-	(1,072)	-	-	(1,072)
Amortization of stock-based compensation	-	-	144	-	-	-	144
Vesting of restricted stock awards	-	-	(50)	-	50	-	-
Balance at June 30, 2018	-	74	27,310	157,204	(18,719)	(669)	165,200
Net income	-	-	-	5,932	-	-	5,932
Other comprehensive loss	-	-	-	-	-	(837)	(837)
Purchase of treasury stock	-	-	-	-	(246)	-	(246)
Cash dividends ($0.16 per share)	-	-	-	(1,061)	-	-	(1,061)
Amortization of stock-based compensation	-	-	145	-	-	-	145
Balance at September 30, 2018	$-	$74	$27,455	$162,075	$(18,965)	$(1,506)	$169,133
Balance at January 1, 2019	$-	$74	$27,601	$168,363	$(21,349)	$(366)	$174,323
Net income	-	-	-	6,587	-	-	6,587
Other comprehensive income	-	-	-	-	-	1,854	1,854
Purchase of treasury stock	-	-	-	-	(2,489)	-	(2,489)
Issuance of treasury stock as deferred compensation payout	-	-	14	-	43	-	57
Cash dividends ($0.20 per share)	-	-	-	(1,306)	-	-	(1,306)
Amortization of stock-based compensation	-	-	152	-	-	-	152
Vesting of restricted stock awards	-	-	(462)	-	462	-	-
Balance at March 31, 2019	-	74	27,305	173,644	(23,333)	1,488	179,178
Net income	-	-	-	5,989	-	-	5,989
Other comprehensive income	-	-	-	-	-	1,522	1,522
Purchase of treasury stock	-	-	-	-	(161)	-	(161)
Issuance of treasury stock as deferred compensation payout	-	-	12	-	45	-	57
Cash dividends ($0.20 per share)	-	-	-	(1,319)	-	-	(1,319)
Amortization of stock-based compensation	-	-	182	-	-	-	182
Vesting of restricted stock awards	-	-	(63)	-	63	-	-
Balance at June 30, 2019	-	74	27,436	178,314	(23,386)	3,010	185,448
Net income	-	-	-	6,659	-	-	6,659
Other comprehensive income	-	-	-	-	-	722	722
Purchase of treasury stock	-	-	-	-	(1,555)	-	(1,555)
Cash dividends ($0.20 per share)	-	-	-	(1,422)	-	-	(1,422)
Amortization of stock-based compensation	-	-	177	-	-	-	177
Shares issued in the acquisition of Partnership Community Bancshares, Inc (534,659 shares)	-	5	35,298	-	-	-	35,303
Balance at September 30, 2019	$-	$79	$62,911	$183,551	$(24,941)	$3,732	$225,332

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$19,235	$19,395
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,125	2,185
Depreciation and amortization of premises and equipment	842	847
Amortization of intangibles	696	567
Net amortization of securities	286	315
Amortization of stock-based compensation	511	410
Accretion of purchase accounting valuations	(5,303)	(4,921)
Net change in deferred loan fees and costs	(197)	(205)
Change in fair value of mortgage servicing rights ("MSR")	(179)	(151)
(Gain) loss from sale and disposal of premises and equipment	23	(311)
(Gain) loss on sale of OREO and valuation allowance	(109)	331
Proceeds from sales of mortgage loans	45,951	25,332
Originations of mortgage loans held for sale	(47,661)	(25,706)
Gain on sales of mortgage loans	(774)	(429)
Realized (gain) loss on sale of securities available for sale and other investments	(257)	31
Undistributed income of UFS joint venture	(2,093)	(1,855)
Undistributed income of Ansay joint venture	(1,737)	(1,934)
Net earnings on life insurance	(467)	(305)
(Increase) decrease in other assets	(2,085)	683
Decrease in other liabilities	(1,667)	(4,113)
Net cash provided by operating activities	9,140	10,166
Cash flows from investing activities:
Activity in securities available for sale and held to maturity:
Sales	748	4,467
Maturities, prepayments, and calls	9,742	10,344
Purchases	(8,823)	(19,846)
Net increase in loans	(15,876)	(42,259)
Dividends received from UFS	1,366	1,237
Dividends received from Ansay	958	1,180
Proceeds from sale of OREO	1,092	1,815
Proceeds from sales of other investments	984	2,326
Net purchases of FHLB Stock	(65)	-
Proceeds from sale of premises and equipment	-	435
Purchases of premises and equipment	(3,847)	(6,117)
Net cash used in business combination	(9,771)	-
Net cash used in investing activities	(23,492)	(46,418)

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statements of Cash Flows (Continued)

(In thousands) (Unaudited)

	Nine Months ended September 30,
	2019	2018
Cash flows from financing activities:
Net increase (decrease) in deposits	$12,550	$(19,722)
Net decrease in securities sold under repurchase agreements	(19,288)	(40,270)
Proceeds from advances of borrowed funds	34,000	1,154,600
Repayment of borrowed funds	(4,000)	(1,115,100)
Proceeds from revolving line of credit	10,000	-
Dividends paid	(4,047)	(3,199)
Proceeds from sales of common stock	-	1,347
Repurchase of common stock	(4,205)	(8,065)
Net cash (used in) provided by financing activities	25,010	(30,409)
Net increase (decrease) in cash and cash equivalents	10,658	(66,661)
Cash and cash equivalents at beginning of period	107,743	101,977
Cash and cash equivalents at end of period	$118,401	$35,316

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$14,177	$10,197
Income taxes	5,177	3,675
Supplemental schedule of noncash activities:
Loans transferred to OREO	4,260	768
MSR resulting from sale of loans	443	239
Amortization of unrealized holding gains on securities transferred from available for sale to held to maturity recognized in other comprehensive income, net of tax	(27)	(51)
Change in unrealized gains and losses on investment securities available for sale, net of tax	4,125	(2,515)
Payment of deferred compensation through issuance of treasury stock	114	-

Acquisition:
Fair value of assets acquired	$307,768	$-
Fair value of liabilities assumed	286,612	-
Net assets acquired	$21,156	$-
Common stock issued in acquisition	35,304	-

See accompanying notes to consolidated financial statements.

BANK FIRST CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

NOTE 1 – BASIS OF PRESENTATION

Bank First Corporation (the “Company”) provides a variety of financial services to individual and corporate customers through its wholly-owned subsidiary, Bank First, N.A. (the “Bank”). The Bank operates as a full-service financial institution with a primary market area including, but not limited to, the counties in which the Bank’s branches are located. The Bank has twenty-three locations located in Manitowoc, Outagamie, Brown, Winnebago, Sheboygan, Waupaca, Ozaukee, Monroe, Jefferson and Barron counties in Wisconsin. The Company and Bank are subject to the regulations of certain federal agencies and undergo periodic examinations by those regulatory authorities.

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

Recent Accounting Developments Adopted

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The update required lessees to recognize right-of-use assets and lease liabilities for all leases not considered short-term leases. The provisions of the update also include (a) defining direct costs to only include those incremental costs that would not have been incurred if the lease had not been entered into, (b) circumstances under which the transfer contract in a sale-leaseback transaction should be accounted for as the sale of an asset by the seller-lessee and the purchase of an asset by the buyer-lessor, and (c) additional disclosure requirements. The provisions of this update became effective for interim and annual periods beginning after December 15, 2018. Adoption of this guidance required the Company to record a right-of-use asset approximating $1.7 million, which is included in premises and equipment, and a corresponding lease liability, included in other liabilities.

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

Recently Issued Not Yet Effective Accounting Standards

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as, the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available for sale and held to maturity debt securities and purchased financial assets with credit deterioration. ASU 2016-13 was originally scheduled to become effective for the Company for interim and annual periods beginning after December 15, 2019. During July 2019 the FASB proposed delaying the effective date of ASU 2016-13 for smaller, publicly traded companies, until interim and annual periods beginning after December 15, 2022. This proposal was approved by the FASB during October 2019, with final ASUs to this effect expected to be issued in mid-November 2019. This delay applies to the Bank as it will be classified as a “Smaller reporting company” as defined in Rule 12b-2 of the Exchange Act as of the date of the enactment of the delay. Management is currently evaluating the potential impact of this update, although the general expectation in the banking industry is that the implementation of this standard will result in higher required balances in the ALL. The delay in implementation is expected to give the Company additional time to fine-tune the process used to comply with this standard.

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

On July 12, 2019, the Company completed a merger with Partnership Community Bancshares, Inc. (“Partnership”), a bank holding company headquartered in Cedarburg, Wisconsin, pursuant to the Agreement and Plan of Bank Merger, dated as of January 22, 2019 and as amended on April 30, 2019, by and among the Company and Partnership, whereby Partnership merged with and into the Company, and Partnership Bank, Partnership’s wholly-owned banking subsidiary, merged with and into the Bank. Partnership’s principal activity was the ownership and operation of Partnership Bank, a state-chartered banking institution that operated four (4) branches in Wisconsin at the time of closing. The merger consideration totaled approximately $49.6 million.

Pursuant to the terms of the Merger Agreement, Partnership shareholders had the option to receive either 0.34879 shares of the Company’s common stock or $17.3001 in cash for each outstanding share of Partnership common stock, and cash in lieu of any remaining fractional share. The stock versus cash elections by the Partnership shareholders were subject to final consideration being made up of approximately $14.3 million in cash and 534,731 shares of Company common stock, valued at approximately $35.3 million (based on a value of $66.03 per share on the closing date).

The Company accounted for the transaction under the acquisition method of accounting, and thus, the financial position and results of operations of Partnership prior to the consummation date were not included in the accompanying consolidated financial statements. The accounting required assets purchased and liabilities assumed to be recorded at their respective fair values at the date of acquisition. The Company determined the fair value of core deposit intangibles, securities, premises and equipment, loans, other assets and liabilities, deposits and borrowings with the assistance of third party valuations, appraisals, and third party advisors. The estimated fair values will be subject to refinement for up to one year after the consummation as additional information becomes available relative to the closing date fair values.

The fair value of the assets acquired and liabilities assumed on July 12, 2019 was as follows:

	As Recorded by Partnership	Fair Value Adjustments		As Recorded by the Company
Cash and cash equivelants	$4,514	$		$4,514
Investment securities	16,933		(291)	16,642
Other investments	441			441
Loans	276,279		(957)	275,322
Premises and equipment, net	6,066		(2,940)	3,126
Core deposit intangible	-		4,236	4,236
Other assets	3,668		(181)	3,487
Total assets acquired	$307,901		$(133)	$307,768

Deposits	$268,653		$154	$268,807
Subordinated debt	7,000		195	7,195
Other borrowings	9,800		(18)	9,782
Other liabilities	841		(13)	828
Total liabilities assumed	286,294		318	286,612

Excess of assets acquired over liabilties assumed	$21,607		$(451)	$21,156
Less: purchase price				49,589
Goodwill				$28,433

NOTE 3 – EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are computed by dividing net income by the sum of the weighted average number of shares of common stock outstanding and potential common shares using the treasury stock method.

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution, for the three and nine months ended September 30, 2019 and 2018, are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income from operations	$6,659	$5,932	$19,235	$19,395

Weighted average common shares outstanding	7,036,807	6,661,337	6,731,089	6,682,472
Effect of dilutive potential common shares	97,867	-	77,088	-
Diluted weighted average common shares outstanding	7,134,674	6,661,337	6,808,177	6,682,472

Earnings per share - basic	$0.95	$0.89	$2.86	$2.90
Earnings per share - diluted	$0.93	$0.89	$2.83	$2.90

NOTE 4 – SECURITIES

The Company’s securities available for sale as of September 30, 2019 and December 31, 2018 is summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
September 30, 2019
Obligations of states and political subdivisions	$49,105	$2,454	$(3)	$51,556
Mortgage-backed securities	66,208	2,023	(20)	68,211
Corporate notes	17,014	164	(10)	17,168
Total available for sale securities	$132,327	$4,641	$(33)	$136,935

December 31, 2018
Obligations of states and political subdivisions	$51,292	$709	$(108)	$51,893
Mortgage-backed securities	51,519	66	(1,016)	50,569
Corporate notes	16,708	-	(264)	16,444
Total available for sale securities	$119,519	$775	$(1,388)	$118,906

The Company’s securities held to maturity as of September 30, 2019 and December 31, 2018 is summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
September 30, 2019
U.S. Treasury securities	$32,047	$1,293	$(1)	$33,339
Obligations of states and political subdivisions	10,558	13	-	10,571
Total held to maturity securities	$42,605	$1,306	$(1)	$43,910

December 31, 2018
U.S. Treasury securities	$28,975	$92	$(389)	$28,678
Obligations of states and political subdivisions	11,793	6	-	11,799
Total held to maturity securities	$40,768	$98	$(389)	$40,477

The following table shows the fair value and gross unrealized losses of securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		Greater Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2019 - Available for Sale
Obligations of states and political subdivisions	$-	$-	$997	$(3)	$997	$(3)
Mortgage-backed securities	2,602	(6)	2,269	(14)	4,871	(20)
Corporate notes	3,914	(10)	-	-	3,914	(10)
Totals	$6,516	$(16)	$3,266	$(17)	$9,782	$(33)

September 30, 2019 - Held to Maturity
U.S. Treasury securities	$-	$-	$1,497	$(1)	$1,497	$(1)

December 31, 2018 - Available for Sale
Obligations of states and political subdivisions	$10,024	$(64)	$4,132	$(44)	$14,156	$(108)
Mortgage-backed securities	13,352	(183)	31,718	(833)	45,070	(1,016)
Corporate notes	-	-	12,531	(264)	12,531	(264)
Totals	$23,376	$(247)	$48,381	$(1,141)	$71,757	$(1,388)

December 31, 2018 - Held to Maturity
U.S. Treasury securities	$8,422	$(46)	$11,580	$(343)	$20,002	$(389)

As of September 30, 2019, the Company does not consider its securities with unrealized losses to be other-than-temporarily impaired, as the unrealized losses in each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. The Company has the intent and ability to hold its securities to maturity or until par is recovered. There were no other-than-temporary impairments charged to earnings during the nine months ended September 30, 2019 or 2018.

The following is a summary of amortized cost and estimated fair value of securities by contractual maturity as of September 30, 2019. Contractual maturities will differ from expected maturities for mortgage-backed securities because borrowers may have the right to call or prepay obligations without penalties.

	Available for Sale		Held to Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$1,888	$1,901	$3,327	$3,327
Due after one year through five years	22,354	22,680	13,634	13,874
Due after five years through ten years	11,436	12,039	22,735	23,800
Due after ten years	30,441	32,104	2,909	2,909
Subtotal	66,119	68,724	42,605	43,910
Mortgage-backed securities	66,208	68,211	-	-
Total	$132,327	$136,935	$42,605	$43,910

The following is a summary of the proceeds from sales of securities available for sale, as well as gross gains and losses for the nine months ended September 30, 2019 and 2018:

	2019	2018
Proceeds from sales of securities	$748	$4,467
Gross gains on sales	23	41
Gross losses on sales	-	72

NOTE 5 – LOANS, ALLOWANCE FOR LOAN LOSSES, AND CREDIT QUALITY

The following table presents total loans by portfolio segment and class of loan as of September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018

Commercial/industrial	$310,536	$297,576
Commercial real estate - owner occupied	467,030	416,097
Commercial real estate - non-owner occupied	337,558	252,717
Construction and development	118,055	60,927
Residential 1-4 family	443,906	368,673
Consumer	31,665	26,854
Other	5,985	6,369
Subtotals	1,714,735	1,429,213
ALL	(10,131)	(12,248)
Loans, net of ALL	1,704,604	1,416,965
Deferred loan fees and costs	(522)	(719)
Loans, net	$1,704,082	$1,416,246

The ALL by loan type as of September 30, 2019 and 2018 is summarized as follows:

	Commercial / Industrial	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non - Owner Occupied	Construction and Development	Residential 1-4 Family	Consumer	Other	Unallocated	Total
ALL - January 1, 2019	$3,021	$3,459	$2,100	$725	$2,472	$148	$32	$291	$12,248
Charge-offs	(1,229)	(4,974)	(55)	-	(83)	(75)	(29)	-	(6,445)
Recoveries	3	4	60	-	126	4	6	-	203
Provision	507	4,640	(186)	(221)	(423)	70	18	(280)	4,125
ALL - September 30, 2019	2,302	3,129	1,919	504	2,092	147	27	11	10,131

ALL ending balance individually evaluated for impairment	-	-	-	-	-	-	-	-	-

ALL ending balance collectively evaluated for impairment	$2,302	$3,129	$1,919	$504	$2,092	$147	$27	$11	$10,131

Loans outstanding - September 30, 2019	$310,536	$467,030	$337,558	$118,055	$443,906	$31,665	$5,985	$-	$1,714,735
Loans ending balance individually evaluated for impairment	-	-	-	-	-	-	-	-	-

Loans ending balance collectively evaluated for impairment	$310,536	$467,030	$337,558	$118,055	$443,906	$31,665	$5,985	$-	$1,714,735

	Commercial / Industrial	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non - Owner Occupied	Construction and Development	Residential 1-4 Family	Consumer	Other	Unallocated	Total
ALL - January 1, 2018	$2,362	$2,855	$1,987	$945	$2,728	$191	$23	$521	$11,612
Charge-offs	(35)	(2,344)	-	(83)	(128)	(7)	(29)	-	(2,626)
Recoveries	2	138	3	-	228	10	8	-	389
Provision	326	2,591	(118)	69	(419)	(11)	32	(285)	2,185
ALL - September 30, 2018	2,655	3,240	1,872	931	2,409	183	34	236	11,560

ALL ending balance individually evaluated for impairment	-	353	-	-	160	-	-	-	513

ALL ending balance collectively evaluated for impairment	$2,655	$2,887	$1,872	$931	$2,249	$183	$34	$236	$11,047

Loans outstanding - September 30, 2018	$314,379	$420,727	$233,442	$68,137	$364,325	$34,365	$6,795	$-	$1,442,170
Loans ending balance individually evaluated for impairment	-	5,397	-	-	704	-	-	-	6,101

Loans ending balance collectively evaluated for impairment	$314,379	$415,330	$233,442	$68,137	$363,621	$34,365	$6,795	$-	$1,436,069

The Company’s past due loans as of September 30, 2019 is summarized as follows:

		90 Days
	30-89 Days	or more
	Past Due	Past Due
	Accruing	and Accruing	Non-Accrual	Total
Commercial/industrial	$397	$-	$26	$423
Commercial real estate - owner occupied	859	157	4,191	5,207
Commercial real estate - non-owner occupied	-	-	-	-
Construction and development	401	30	-	431
Residential 1-4 family	520	340	474	1,334
Consumer	4	-	1	5
Other	-	-	-	-
	$2,181	$527	$4,692	$7,400

The Company’s past due loans as of December 31, 2018 is summarized as follows:

		90 Days
	30-89 Days	or more
	Past Due	Past Due
	Accruing	and Accruing	Non-Accrual	Total
Commercial/industrial	$76	$-	$8,001	$8,077
Commercial real estate - owner occupied	59	-	10,311	10,370
Commercial real estate - non-owner occupied	-	58	233	291
Construction and development	-	-	-	-
Residential 1-4 family	275	362	1,549	2,186
Consumer	9	3	5	17
Other	-	-	-	-
	$419	$423	$20,099	$20,941

The Company utilizes a numerical risk rating system for commercial relationships. All other types of relationships (ex: residential, consumer, other) are assigned a “Pass” rating, unless they have fallen 90 days past due or more, at which time they receive a rating of 7. The Company uses split ratings for government guaranties on loans. The portion of a loan that is supported by a government guaranty is included with other Pass credits.

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

The breakdown of loans by risk rating as of September 30, 2019 is as follows:

	Pass (1-5)	6	7	8	Total
Commercial/industrial	$295,413	$5,742	$9,381	$-	$310,536
Commercial real estate - owner occupied	440,027	3,302	23,700	1	467,030
Commercial real estate - non-owner occupied	335,554	1,165	839	-	337,558
Construction and development	118,055	-	-	-	118,055
Residential 1-4 family	443,021	-	885	-	443,906
Consumer	31,665	-	-	-	31,665
Other	5,985	-	-	-	5,985

	$1,669,720	$10,209	$34,805	$1	$1,714,735

The breakdown of loans by risk rating as of December 31, 2018 is as follows:

	Pass (1-5)	6	7	8	Total
Commercial/industrial	$277,993	$7,309	$12,274	$-	$297,576
Commercial real estate - owner occupied	375,614	5,670	34,789	24	416,097
Commercial real estate - non-owner occupied	249,625	-	3,092	-	252,717
Construction and development	60,866	-	61	-	60,927
Residential 1-4 family	364,289	664	3,718	2	368,673
Consumer	26,835	-	18	1	26,854
Other	6,369	-	-	-	6,369

	$1,361,591	$13,643	$53,952	$27	$1,429,213

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

As of September 30, 2019, there were no loans individually evaluated for impairment. A summary of impaired loans individually evaluated as of December 31, 2018 is as follows:

		Commercial	Commercial
		Real Estate-	Real Estate-	Construction
	Commercial/	Owner	Non - Owner	and	Residential
	Industrial	Occupied	Occupied	Development	1-4 Family	Consumer	Other	Unallocated	Total
With an allowance recorded:
Recorded investment	$5,667	$2,099	$-	$-	$523	$-	$-	$-	$8,289
Unpaid principal balance	5,667	2,099	-	-	523	-	-	-	8,289
Related allowance	566	353	-	-	160	-	-	-	1,079

With no related allowance recorded:
Recorded investment	$-	$5,697	$-	$-	$179	$-	$-	$-	$5,876
Unpaid principal balance	-	5,697	-	-	179	-	-	-	5,876
Related allowance	-	-	-	-	-	-	-	-	-

Total:
Recorded investment	$5,667	$7,796	$-	$-	$702	$-	$-	$-	$14,165
Unpaid principal balance	5,667	7,796	-	-	702	-	-	-	14,165
Related allowance	566	353	-	-	160	-	-	-	1,079

Average recorded investment	$2,834	$4,036	$-	$-	$706	$-	$-	$-	$7,576

Interest recognized while these loans were impaired is considered immaterial to the consolidated financial statements for the nine months ended September 30, 2019 and 2018.

The following table presents loans acquired with deteriorated credit quality as of September 30, 2019 and December 31, 2018. No loans in this table had a related allowance at either date, and therefore, the below disclosures were not expanded to include loans with and without a related allowance.

	September 30, 2019		December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance
Commercial & Industrial	$53	$75	$555	$701
Commercial real estate - owner occupied	508	886	1,558	2,069
Commercial real estate - non-owner occupied	-	-	233	475
Construction and development	218	242	171	171
Residential 1-4 family	906	1,048	1,664	1,828
Consumer	-	-	-	-
Other	-	-	-	-
	$1,685	$2,251	$4,181	$5,244

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

The following table represents the change in the accretable and non-accretable components of discounts on loans acquired with deteriorated credit quality for the periods ended September 30, 2019, and December 31, 2018:

	September 30, 2019		December 31, 2018
	Accretable	Non-accretable	Accretable	Non-accretable
	discount	discount	discount	discount
Balance at beginning of period	$318	$745	$583	$800
Acquired balance, net	43	333	-	-
Reclassifications between accretable and non-accretable	754	(754)	55	(55)
Accretion to loan interest income	(892)	-	(320)	-
Disposals of loans	-	-	-	-
Balance at end of period	$223	$324	$318	$745

A troubled debt restructuring (TDR) includes a loan modification where a borrower is experiencing financial difficulty and we grant a concession to that borrower that we would not otherwise consider except for the borrower’s financial difficulties. A TDR may be either on accrual or nonaccrual status based upon the performance of the borrower and management’s assessment of collectability. If a TDR is placed on nonaccrual status, it remains there until a sufficient period of performance under the restructured terms has occurred at which time it is returned to accrual status, generally six months. As of September 30, 2019 and December 31, 2018 the Company had specific reserves of $-0- and $0.4 million for TDRs, respectively, and none of them have subsequently defaulted. There were no loan modifications resulting in TDRs during the nine months ended September 30, 2019 and 2018.

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

Following is an analysis of activity in the MSR asset:

	Nine Months Ended	Year Ended
	September 30, 2019	December 31, 2018
Fair value at beginning of year	$3,085	$2,610
MSR asset acquired	1,859	-
Servicing asset additions	443	356
Loan payments and payoffs	(504)	(475)
Changes in valuation inputs and assumptions used in the valuation model	61	594
Amount recognized through earnings	-	475
Fair value at end of period	$4,944	$3,085

Unpaid principal balance of loans serviced for others	$550,620	$316,480
Mortgage servicing rights as a percent of loans serviced for others	0.90	0.97

The primary economic assumptions utilized by the Company in measuring the value of MSRs were constant prepayment speeds of 8.8 months as of September 30, 2019 and December 31, 2018, and discount rates of 10% as of both period ends.

NOTE 7 – NOTES PAYABLE

From time to time the Company utilizes short-term Federal Home Loan Bank (“FHLB”) advances to fund liquidity. The Bank had advances outstanding from FHLB of $39.8 million at September 30, 2019. There were no advances outstanding from the FHLB as of December 31, 2018.

The Company maintains a $5.0 million line of credit with a commercial bank. At September 30, 2019 the Company had outstanding balances on this note of $5.0 million. The Company had no outstanding balances on this note at December 31, 2018. The note requires monthly payments of interest at a variable rate, and is due in full on May 25, 2020.

The Company maintains a $5.0 million line of credit with another commercial bank. At September 30, 2019 the Company had outstanding balances on this note of $5.0 million. There were no outstanding balances on this note at December 31, 2018. The note requires monthly payments of interest at a variable rate, and is due in full on May 19, 2020.

NOTE 8 – SUBORDINATED NOTES

During September 2017, the Company entered into subordinated note agreements with three separate commercial banks. The Company had outstanding balances of $11.5 million under these agreements as of September 30, 2019 and December 31, 2018. These notes were all issued with 10- year maturities, carry interest at a variable rate payable quarterly, are callable on or after the sixth anniversary of the issuance dates, and qualify for Tier 2 capital for regulatory purposes.

As a part of the Partnership acquisition, further detailed in Note 2, the Company assumed a subordinated note agreement with outstanding balance of $7.0 million, and a fair market value adjustment of $0.2 million. The note matures on October 1, 2025, requires quarterly interest-only payments at a rate of 7.1% prior to maturity, and can be prepaid without penalty after October 1, 2020.

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

Under regulatory guidance for non-advanced approaches institutions, the Bank is required to maintain minimum amounts and ratios of common equity Tier I capital to risk-weighted assets. Additionally, under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. As of September 30, 2019 and December 31, 2018, the Bank met all capital adequacy requirements to which they are subject.

Beginning in 2016, an additional conservation buffer was added to the minimum requirements for capital adequacy purposes, subject to a three year phase-in period. As of December 31, 2018, the buffer was 1.88%. The capital conservation buffer was fully phased in January 1, 2019 at 2.50%.

Actual and required capital amounts and ratios are presented below at period-end:

							To Be Well
					Minimum Capital		Capitalized Under
			For Capital		Adeqaucy with		Prompt Corrective
	Actual		Adequacy Purposes		Capital Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2019
Total capital (to risk-weighted assets):
Company	$203,274	10.79%	NA	NA	NA	NA	NA	NA
Bank	$208,756	11.10%	$150,421	8.00%	$197,427	10.50%	$188,026	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$174,485	9.26%	NA	NA	NA	NA	NA	NA
Bank	$198,625	10.56%	$112,816	6.00%	$159,822	8.50%	$150,421	8.00%
Common Equity Tier 1 capital (to risk-weighted assets):
Company	$174,485	9.26%	NA	NA	NA	NA	NA	NA
Bank	$198,625	10.56%	$84,612	4.50%	$131,618	7.00%	$122,217	6.50%
Tier 1 capital (to average assets):
Company	$174,485	8.57%	NA	NA	NA	NA	NA	NA
Bank	$198,625	9.79%	$81,142	4.00%	$81,142	4.00%	$101,428	5.00%
December 31, 2018
Total capital (to risk-weighted assets):
Company	$181,201	11.35%	NA	NA	NA	NA	NA	NA
Bank	$178,668	11.21%	$127,497	8.00%	$157,459	9.88%	$159,372	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$157,453	9.86%	NA	NA	NA	NA	NA	NA
Bank	$166,420	10.44%	$95,623	6.00%	$125,585	7.88%	$127,497	8.00%
Common Equity Tier 1 capital (to risk-weighted assets):
Company	$157,453	9.86%	NA	NA	NA	NA	NA	NA
Bank	$166,420	10.44%	$71,717	4.50%	$101,679	6.38%	$103,592	6.50%
Tier 1 capital (to average assets):
Company	$157,453	9.06%	NA	NA	NA	NA	NA	NA
Bank	$166,420	9.59%	$69,410	4.00%	69,410	4.00%	$86,762	5.00%

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate-lock commitments). Rate-lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements and for fixed rate commitments also considers the difference between current levels of interest rates and committed rates. The notional amount of rate-lock commitments at September 30, 2019 and December 31, 2018, respectively, was approximately $20.7 million and $3.3 million.

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

The following commitments were outstanding:

	Notional Amount
	September 30, 2019	December 31, 2018
Commitments to extend credit:
Fixed	$48,326	$57,911
Variable	303,678	268,541
Credit card arrangements	8,445	7,119
Letters of credit	17,676	25,261

NOTE 11 – FAIR VALUE MEASUREMENTS

Accounting guidance establishes a fair value hierarchy to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value.

Level 1:	Quoted prices (unadjusted) or identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
Level 2:	Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
Level 3:	Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

Information regarding the fair value of assets measured at fair value on a recurring basis is as follows:

	Instruments	Markets	Other	Significant
	Measured	for Identical	Observable	Unobservable
	At Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2019
Assets
Securities available for sale
Obligations of states and political subdivisions	$51,556	$-	51,556	$-
Mortgage-backed securities	68,211	-	68,211	-
Corporate notes	17,168	-	17,168	-
Mortgage servicing rights	4,944	-	4,944	-

December 31, 2018
Assets
Securities available for sale
Obligations of states and political subdivisions	$51,893	$-	$51,493	$400
Mortgage-backed securities	50,569	-	50,569	-
Corporate notes	16,444	-	16,444	-
Mortgage servicing rights	3,085	-	3,085	-

Fair value of assets measured on a recurring basis using significant unobservable inputs (Level 3) are as follows:

	September 30, 2019	December 31, 2018
Total securities at beginning of period	$400	$500
Included in earnings	-	-
Included in other comprehensive income	-	-
Purchases, issuance, and settlements	(400)	(100)
Transfer in and/or out of level 3	-	-
Total securities at end of period	$-	$400

Information regarding the fair value of assets measured at fair value on a non-recurring basis is as follows:

		Quoted Prices
		In Active	Significant
	Assets	Markets	Other	Significant
	Measured	for Identical	Observable	Unobservable
	At Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2019
Other real estate owned	$6,870	$-	$-	$6,870
Impaired Loans, net of impairment reserve	6,336	-	-	6,336
	$13,206	$-	$-	$13,206
December 31, 2018
Other real estate owned	$3,592	$-	$-	$3,592
Impaired Loans, net of impairment reserve	20,872	-	-	20,872
	$24,464	$-	$-	$24,464

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

	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
As of September 30, 2019
Other real estate owned	Third party appraisals, sales contracts or brokered price options	Collateral discounts and estimated costs to sell	0% - 56%	33.4%
Impaired loans	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 100%	8.0%

As of December 31, 2018
Other real estate owned	Third party appraisals, sales contracts or brokered price options	Collateral discounts and estimated costs to sell	0% - 40%	18.6%
Impaired loans	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 100%	9.3%

The following methods and assumptions were used by the Company to estimate fair value of financial instruments.

Cash and cash equivalents — Fair value approximates the carrying amount.

Securities — The fair value measurement is obtained from an independent pricing service and is based on recent sales of similar securities and other observable market data.

Loans held for sale – Fair value is based on commitments on hand from investors or prevailing market prices.

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

The carrying value and estimated fair value of financial instruments at September 30, 2019 and December 31, 2018 follows:

		Fair Value
September 30, 2019	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$118,401	$118,401	$-	$-	$118,401
Securities held to maturity	42,605	-	43,910	-	43,910
Securities available for sale	136,935	-	136,935	-	136,935
Loans held for sale	2,041	-	-	2,041	2,041
Loans, net	1,704,082	-	-	1,696,023	1,696,023
Other investments	4,933	-	-	4,933	4,933
Mortgage servicing rights	4,944	-	4,944	-	4,944
Cash surrender value of life insurance	24,787	24,787	-	-	24,787

Deposits	$1,838,080	$-	$-	$1,773,387	$1,773,387
Securities sold under repurchase agreements	12,201	-	12,201	-	12,201
Notes Payable	49,786	-	49,786	-	49,786
Subordinated notes	18,658	-	18,658	-	18,658

		Fair Value
December 31, 2018	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$107,743	$107,743	$-	$-	$107,743
Securities held to maturity	40,768	-	40,477	-	40,477
Securities available for sale	118,906	-	118,506	400	118,906
Loans, net	1,416,246	-	-	1,400,538	1,400,538
Other investments, at cost	4,555	-	-	4,555	4,555
Mortgage servicing rights	3,085	-	3,085	-	3,085
Cash surrender value of life insurance	24,178	24,178	-	-	24,178

Financial liabilities:
Deposits	$1,557,167	$-	$-	$1,449,552	$1,449,552
Securities sold under repurchase agreements	31,489	-	31,489	-	31,489
Subordinated notes	11,500	-	11,500	-	11,500

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

NOTE 12 – STOCK BASED COMPENSATION

The Company has made restricted share grants pursuant to the Bank First Corporation 2011 Equity Plan. The purpose of the Plan is to provide financial incentives for selected employees and for the non-employee Directors of the Company, thereby promoting the long-term growth and financial success of the Company. The Company stock to be offered under the Plan pursuant to Stock Appreciation Rights, performance unit awards, and restricted stock and unrestricted Company stock awards must be Company stock previously issued and outstanding and reacquired by the Company. The number of shares of Company stock that may be issued pursuant to awards under the Plan shall not exceed, in the aggregate, 659,250. As of September 30, 2019 and December 31, 2018, 177,377 and 160,447 shares of Company stock have been awarded under the Plan, respectively. Compensation expense for restricted stock is based on the fair value of the awards of Bank First Corporation common stock at the time of grant. The value of restricted stock grants that are expected to vest is amortized into expense over the vesting periods. For the nine months ended September 30, 2019 and 2018, compensation expense of $0.5 million and $0.4 million, respectively, was recognized related to restricted stock awards.

As of September 30, 2019, there was $1.7 million of unrecognized compensation cost related to non-vested restricted stock awards granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.90 years. The aggregate grant date fair value of restricted stock awards that vested during the nine months ended September 30, 2019, was approximately $0.5 million.

	For the nine months ended September 30, 2019		For the nine months ended September 30, 2018
		Weighted-		Weighted-
		Average Grant-		Average Grant-
	Shares	Date Fair Value	Shares	Date Fair Value
Restricted Stock
Outstanding at beginning of period	51,776	$34.27	53,619	$26.59
Granted	17,015	56.62	17,989	46.55
Vested	(17,212)	30.54	(19,825)	24.35
Forfeited or cancelled	(903)	41.01	-	-
Outstanding at end of period	50,676	$43.03	51,783	$34.38

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

Nine-month period ended
September 30, 2019
Amortization of ROU Assets - Operating Leases	$35
Interest on Lease Liabilities - Operating Leases	63
Operating Lease Cost (Cost resulting from lease payments)	98
New ROU Assets - Operating Leases	1,744
Weighted Average Lease Term (Years) - Operating Leases	31.60
Weighted Average Discount Rate - Operating Leases	5.50%

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liabilities as of September 30, 2019 is as follows:

September 30, 2019
Operating lease payments due:
Within one year	$133
After one but within two years	141
After two but within three years	124
After three but within four years	86
After four years but within five years	86
After five years	3,432
Total undiscounted cash flows	4,002
Discount on cash flows	(2,294)
Total operating lease liabilities	$1,708

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2018, included in our Annual Report and with our unaudited condensed accompanying notes set forth in this Quarterly Report on Form 10-Q for the quarterly period September 30, 2019.

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

OVERVIEW

Bank First Corporation is a Wisconsin corporation that was organized primarily to serve as the holding company for Bank First, N.A. Bank First, N.A., which was incorporated in 1894, is a nationally-chartered bank headquartered in Manitowoc, Wisconsin. It is a member of the Board of Governors of the Federal Reserve System (“Federal Reserve”), and is regulated by the Office of the Comptroller of the Currency (“OCC”). Including its headquarters in Manitowoc, Wisconsin, the Bank has 23 banking locations in Manitowoc, Outagamie, Brown, Winnebago, Sheboygan, Waupaca, Ozaukee, Monroe, Jefferson and Barron counties in Wisconsin. The Bank offers loan, deposit and treasury management products at each of its banking locations.

As with most community banks, the Bank derives a significant portion of its income from interest received on loans and investments. The Bank’s primary source of funding is deposits, both interest-bearing and noninterest-bearing. In order to maximize the Bank’s net interest income, or the difference between the income on interest-earning assets and the expense of interest-bearing liabilities, the Bank must not only manage the volume of these balance sheet items, but also the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities. To account for credit risk inherent in all loans, the Bank maintains an ALL to absorb probable losses on existing loans that may become uncollectible. The Bank establishes and maintains this allowance by charging a provision for loan losses against operating earnings. Beyond its net interest income, the Bank further receives income through the net gain on sale of loans held for sale as well as servicing income which is retained on those sold loans. In order to maintain its operations and bank locations, the Bank incurs various operating expenses which are further described within the “Results of Operations” later in this section.

The Bank is a 49.8% member of a data processing subsidiary, UFS, which provides core data processing, endpoint management cloud services, cyber security and digital banking solutions for over 50 Midwest banks. The Bank, through its 100% owned subsidiary TVG Holdings, Inc., also holds a 30% ownership interest in Ansay, an insurance agency providing clients throughout Wisconsin with insurance and risk management solutions (on October 1, 2019, TVG Holdings, Inc. purchased another 10% ownership interest in Ansay, resulting in a 40% ownership interest from that date forward). These unconsolidated subsidiary interests contribute noninterest income to the Bank through their underlying annual earnings.

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

On July 12, 2019, the Company consummated its merger with Partnership pursuant to the Agreement and Plan of Bank Merger, dated as of January 22, 2019 and as amended on April 30, 2019, by and among the Company and Partnership, whereby Partnership was merged with and into the Company, and Partnership Bank, Partnership’s wholly owned banking subsidiary, was merged with and into the Bank. The system integration was completed, and four branches of Partnership Bank opened on July 15, 2019 as branches of the Bank, expanding the Bank’s presence into Ozaukee, Monroe and Jefferson counties.

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

The following tables present certain selected historical consolidated financial data as of the dates or for the period indicated:

	At or for the Three Months Ended					At or for the Nine Months Ended
(In thousands, except per share data)	9/30/2019	6/30/2019	3/31/2019	12/31/2018	9/30/2018	9/30/2019	9/30/2018
Results of Operations:

Interest income	$25,489	$20,158	$19,723	$19,753	$19,510	$65,370	$58,191
Interest expense	5,176	4,784	4,523	4,240	3,974	14,483	10,605

Net interest income	20,313	15,374	15,200	15,513	15,536	50,887	47,586
Provision for loan losses	3,000	500	625	750	800	4,125	2,185

Net interest income after provision for loan losses	17,313	14,874	14,575	14,763	14,736	46,762	45,401

Noninterest income	3,145	2,713	3,306	2,553	2,508	9,164	8,978
Noninterest expense	12,087	9,932	9,302	9,893	9,708	31,321	29,749

Income before income tax expense	8,371	7,655	8,579	7,423	7,536	24,605	24,630
Income tax expense	1,712	1,666	1,992	1,362	1,604	5,370	5,235

Net income	$6,659	$5,989	$6,587	$6,061	$5,932	$19,235	$19,395

Earnings per common share - basic	$0.95	$0.91	$1.00	$0.91	$0.89	$2.86	$2.90
Earnings per common share - diluted	0.93	0.90	1.00	0.91	0.89	2.83	2.90

Common Shares:

Basic weighted average	7,036,807	6,577,016	6,574,362	6,647,586	6,661,337	6,731,089	6,682,472
Diluted weighted average	7,134,674	6,675,794	6,608,273	6,647,586	6,661,337	6,808,177	6,682,472
Outstanding	7,084,728	6,576,171	6,577,045	6,610,358	6,659,021	7,084,728	6,659,021

Noninterest income / noninterest expense:

Service charges	$918	$799	$679	$890	$971	$2,396	$2,603
Income from Ansay	319	543	875	180	176	1,737	1,934
Income from UFS	768	731	594	708	660	2,093	1,855
Loan servicing income	374	244	223	372	260	841	1,106
Net gain on sales of mortgage loans	533	154	87	188	144	774	429
Noninterest income from strategic alliances	26	29	19	22	24	74	68
Other noninterest income	207	213	829	193	273	1,249	983

Total noninterest income	$3,145	$2,713	$3,306	$2,553	$2,508	$9,164	$8,978

Personnel expense	$6,272	$5,403	$5,310	$5,532	$5,205	$16,985	$15,968
Occupancy, equipment and office	1,076	832	849	799	817	2,757	2,699
Data processing	1,158	960	913	899	856	3,031	2,720
Postage, stationery and supplies	135	192	123	156	138	450	464
Net (gain) loss on sales of other real estate owned	(10)	(135)	36	(79)	233	(109)	331
Net (gain) loss on sales of securities	-	(23)	(234)	-	(19)	(257)	31
Advertising	53	53	74	78	36	180	142
Charitable contributions	225	141	131	121	169	497	864
Outside service fees	1,171	982	684	899	817	2,837	2,233
Amortization of intangibles	374	161	161	189	189	696	567
Other noninterest income	1,633	1,366	1,255	1,299	1,267	4,254	3,730

Total noninterest expense	$12,087	$9,932	$9,302	$9,893	$9,708	$31,321	$29,749

Period-end balances:

Loans	$1,714,213	$1,419,192	$1,431,498	$1,428,494	$1,441,477	$1,714,213	$1,441,477
Allowance for loan losses	10,131	12,170	12,213	12,248	11,560	10,131	11,560
Investment securities available-for-sale, at fair value	136,935	120,083	122,761	118,906	119,623	136,935	119,623
Investment securities held-to-maturity, at cost	42,605	39,537	40,769	40,768	40,882	42,605	40,882
Goodwill and other intangibles, net	54,153	19,998	20,160	20,321	20,425	54,153	20,425
Total assets	2,163,501	1,806,467	1,805,408	1,793,165	1,735,754	2,163,501	1,735,754
Deposits	1,838,080	1,574,998	1,573,677	1,557,167	1,486,470	1,838,080	1,486,470
Stockholders' equity	225,332	185,448	179,177	174,323	169,133	225,332	169,133
Book value per common share	31.81	28.20	27.24	26.37	25.40	31.81	25.40
Tangible book value per common share (1)	24.86	25.63	24.65	23.76	22.78	24.86	22.78

Average balances:

Loans	$1,682,932	$1,420,710	$1,434,283	$1,435,745	$1,437,832	$1,513,552	$1,422,532
Interest-earning assets	1,923,451	1,679,604	1,652,106	1,637,080	1,654,966	1,752,714	1,667,419
Total assets	2,095,357	1,801,530	1,773,345	1,755,835	1,772,768	1,891,257	1,784,384
Deposits	1,786,373	1,563,322	1,548,306	1,510,978	1,487,865	1,633,726	1,478,132
Interest-bearing liabilities	1,310,757	1,142,604	1,141,177	1,144,202	1,185,391	1,198,799	1,204,199
Goodwill and other intangibles, net	42,373	20,096	20,259	20,377	20,610	25,612	20,504
Stockholders' equity	227,205	181,498	175,058	170,992	167,651	194,778	163,970

Financial ratios (2):

Return on average assets	1.27%	1.33%	1.49%	1.37%	1.33%	1.36%	1.45%
Return on average common equity	11.72%	13.20%	15.05%	14.06%	14.04%	13.17%	15.77%
Average equity to average assets	10.84%	10.07%	9.87%	9.74%	9.46%	10.30%	9.19%
Stockholders' equity to assets	10.42%	10.27%	9.92%	9.72%	9.74%	10.42%	9.74%
Tangible equity to tangible assets (1)	8.33%	9.42%	9.06%	8.85%	8.83%	8.33%	8.83%
Loan yield	5.63%	5.22%	5.15%	5.09%	4.98%	5.36%	5.04%
Earning asset yield	5.37%	4.90%	4.93%	4.88%	4.76%	5.08%	4.75%
Cost of funds	1.57%	1.68%	1.61%	1.47%	1.33%	1.62%	1.18%
Net interest margin, taxable equivalent	4.30%	3.76%	3.82%	3.85%	3.81%	3.98%	3.90%
Net loan charge-offs to average loans	1.20%	0.16%	0.18%	0.00%	0.16%	0.48%	0.16%
Nonperforming loans to total loans	0.30%	1.20%	1.14%	1.44%	1.99%	0.30%	1.99%
Nonperforming assets to total assets	0.52%	1.10%	1.07%	1.30%	1.79%	0.52%	1.79%
Allowance for loan losses to loans	0.59%	0.86%	0.85%	0.86%	0.80%	0.59%	0.80%

(1)	These measures are not measures prepared in accordance with GAAP, and are therefore considered to be non-GAAP financial measures. See "GAAP reconciliation and management explanation of non-GAAP finanical measures" for a reconciliation of these measures to their most comparable GAAP measures.
(2)	Income statement-related ratios for partial year periods are annualized.

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

	At or for the Three Months Ended					At or for the Nine Months Ended
(In thousands, except per share data)	9/30/2019	6/30/2019	3/31/2019	12/31/2018	9/30/2019	9/30/2019	9/30/2018
Tangible Assets
Total assets	$2,163,501	$1,806,467	$1,805,408	$1,793,165	$1,735,754	$2,163,501	$1,735,754
Adjustments:
Goodwill	(43,456)	(15,024)	(15,024)	(15,024)	(15,024)	(43,456)	(15,024)
Core deposit intangible, net of amortization	(5,752)	(1,890)	(2,051)	(2,212)	(2,401)	(5,752)	(2,401)
Tangible assets	$2,114,293	$1,789,553	$1,788,333	$1,775,929	$1,718,329	$2,114,293	$1,718,329

Tangible Common Equity
Total stockholders' equity	$225,332	$185,448	$179,177	$174,323	$169,133	$225,332	$169,133
Adjustments:
Goodwill	(43,456)	(15,024)	(15,024)	(15,024)	(15,024)	(43,456)	(15,024)
Core deposit intangible, net of amortization	(5,752)	(1,890)	(2,051)	(2,212)	(2,401)	(5,752)	(2,401)
Tangible common equity	$176,124	$168,534	$162,102	$157,087	$151,708	$176,124	$151,708

Book value per common share	$31.81	$28.20	$27.24	$26.37	$25.40	$31.81	$25.40
Tangible book value per common share	24.86	25.63	24.65	23.76	22.78	24.86	22.78

Total stockholders' equity to total assets	10.42%	10.27%	9.92%	9.72%	9.74%	10.42%	9.74%
Tangible common equity to tangible assets	8.33%	9.42%	9.06%	8.85%	8.83%	8.33%	8.83%

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2019 and September 30, 2018

General. Net income increased $0.7 million to $6.7 million for three months ended September 30, 2019, compared to $5.9 million for the same period in 2018. This increase was primarily due to the increased level of accretion to net interest income from purchase accounting marks on the loans and deposits acquired in the Waupaca acquisition during the fourth quarter of 2017 and Partnership acquisition during the third quarter of 2019, as well as the added scale of the four offices acquired in the Partnership acquisition. Accretion of purchase accounting marks added $1.0 million to net interest income, net of tax, during the third quarter of 2018 compared to $2.6 million, net of tax, in the third quarter of 2019, an increase of $1.6 million. This increase was countered by a $2.2 million (pretax) increase in provision for loan losses taken during the third quarter of 2019 compared to the third quarter of 2018.

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

Net interest and dividend income increased by $4.8 million to $20.3 million for the three months ended September 30, 2019, compared to $15.5 million for three months ended September 30, 2018. The increase in net interest income was primarily due to the previously mentioned increase in purchase accounting accretion from the third quarter of 2018 to the third quarter of 2019, as well as the added scale of four offices acquired in the Partnership acquisition. Interest income on loans increased by $5.8 million, or 32.4%, during the same period. Total average interest-earning assets was $1.9 billion for the three months ended September 30, 2019, up from $1.7 billion for the same period in 2018. Tax equivalent net interest margin increased 0.49% to 4.30% for the three months ended September 30, 2019, up from 3.81% for the same period in 2018. Net interest margin increased by 0.38% due to the increase in purchase accounting accretion quarter-over-quarter which added to an increase of 0.11% in core net interest margin. Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes on both volume and mix and pricing decisions, and external factors include changes in market interest rates, competition and the shape of the interest rate yield curve.

Interest Income. Total interest income increased $6.0 million, or 30.7%, to $25.5 million for the three months ended September 30, 2019 compared to $19.5 million for the same period in 2018. The increase in total interest income was primarily due the increase in purchase accounting accretion, as well as the added scale of four offices acquired in the Partnership acquisition. The average balance of loans increased by $245.1 million during the three months ended September 30, 2019 compared to the same period in 2018.

Interest Expense. Interest expense increased $1.2 million, or 30.3%, to $5.2 million for the three months ended September 30, 2019 compared to $4.0 million for the same period in 2018. The increase in interest expense was primarily due to the added scale of four offices acquired in the Partnership acquisition as well as a higher overall interest rate environment in the third quarter of 2019 compared to the third quarter of 2018.

Interest expense on interest-bearing deposits increased by $1.4 million to $4.7 million for the three months ended September 30, 2019, from $3.4 million for the same period in 2018. The average cost of interest-bearing deposits was 1.50% for the three months ended September 30, 2019, compared to 1.23% for the same period in 2018.

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

We recorded a provision for loan losses of $3.0 million for the three months ended September 30, 2019, compared to $0.8 million for the same period in 2018. We recorded net charge-offs of $5.0 million for the three months ended September 30, 2019 compared to net charge-offs of $2.3 million for the same period in 2018. The ALL was $10.1 million, or 0.59% of total loans, at September 30, 2019 compared to $11.6 million, or 0.80% of total loans at September 30, 2018. As discussed in prior filings, the elevated level of provision for loan losses during the third quarter of 2019 was the result of exiting a significant portion of poor quality loan relationships during the quarter which remained from the acquisition of Waupaca during the fourth quarter of 2017.

Noninterest Income. Noninterest income is an important component of our total revenues. A significant portion of our noninterest income is associated with service charges and income from the Bank’s subsidiaries, Ansay and UFS. Other sources of noninterest income include loan servicing fees, gains on sales of mortgage loans, and other income from strategic alliances.

Noninterest income increased $0.6 million to $3.1 million for the three months ended September 30, 2019 compared to $2.5 million for the same period in 2018. Income from our investment in Ansay increased by 81.3% as they have experienced a change in the seasonality of their revenue during 2019 due to falling under different revenue recognition standards than they followed prior to 2019. Income from our investment in UFS increased by 16.4% as they continue to see significant growth in customers in their managed information technology business. Loan servicing income saw an increase of 43.8% quarter-over-quarter, resulting from the addition of a significant serviced portfolio acquired as a part of the acquisition of Partnership, which increased the Company’s serviced, off-balance sheet loan portfolio by 67.3%. Net gains on sales of mortgage loans saw an increase of 270.1% quarter-over-quarter as the Company continues to experience a very robust year in secondary market loan originations during 2019.

The major components of our noninterest income are listed below:

	Three Months Ended September 30,
(In thousands)	2019	2018	$ Change	% Change
Noninterest Income
Service Charges	$918	$971	$(53)	(5%)
Income from Ansay & Associates, LLC	319	176	143	81%
Income from UFS, LLC	768	660	108	16%
Loan Servicing income	374	260	114	44%
Net gain on sales of mortgage loans	533	144	389	270%
Noninterest income from strategic alliances	26	24	2	8%
Other	207	273	(66)	(24%)
Total noninterest income	$3,145	$2,508	$637	25%

Noninterest Expense. Noninterest expense increased $2.4 million to $12.1 million for the three months ended September 30, 2019 compared to $9.7 million for the same period in 2018. The increase in noninterest expense was primarily the result of the Partnership acquisition, which closed early in the third quarter of 2019. Personnel expense increased 20.5%, or $1.1 million, as a result of $0.2 million in severance payments paid to former Partnership employees and the added cost of staffing four acquired office locations. Occupancy expenses increased 31.7%, or $0.3 million, the result of significant investments made in equipment and facilities of these four acquired office locations. Data processing, outside service fees and other noninterest expense increased by 35.3%, 43.3% and 28.9%, respectively, as a result of one time large expenses included in transaction expenses from the Partnership acquisition. Finally, amortization of intangibles increased by 97.9% as a result of amortization related to the core deposit intangible that was established as part of the Partnership acquisition.

Net gains and losses from sales of ORE and securities are specific to the properties and securities which are sold and will vary greatly period to period, as they did in the third quarter of 2019 compared to the third quarter of 2018.

The major components of our noninterest expense are listed below:

	Three Months Ended September 30,
(In thousands)	2019	2018	$ Change	% Change
Noninterest Expense
Salaries, commissions, and employee benefits	$6,272	$5,205	$1,067	20%
Occupancy	1,076	817	259	32%
Data Processing	1,158	856	302	35%
Postage, stationary, and supplies	135	138	(3)	(2%)
Net (gain) loss on sales and valuation of ORE	(10)	233	(243)	NM
Net loss on sales of securities	-	(19)	19	NM
Advertising	53	36	17	47%
Charitable contributions	225	169	56	33%
Outside service fees	1,171	817	354	43%
Amortization of intangibles	374	189	185	98%
Other	1,633	1,267	366	29%
Total noninterest expenses	$12,087	$9,708	$2,379	25%

Income Tax Expense. We recorded a provision for income taxes of $1.7 million for the three months ended September, 2019 compared to a provision of $1.6 million for the same period during 2018, reflecting effective tax rates of 20.5% and 21.3%, respectively. The effective tax rates were reduced from the statutory federal and state income tax rates largely as a result of tax-exempt interest income produced by certain qualifying loans and investments in the Bank’s portfolios.

Results of Operations for the Nine Months Ended September 30, 2019 and September 30, 2018

General. Net income decreased $0.2 million to $19.2 million for the nine months ended September 30, 2019, compared to $19.4 million for the same period in 2018. This decrease was primarily due to the expenses related to the acquisition of Partnership during 2019.

Net Interest Income. The management of interest income and expense is fundamental to our financial performance. Net interest income, the difference between interest income and interest expense, is the largest component of the Company’s total revenue. Management closely monitors both total net interest income and the net interest margin (net interest income divided by average earning assets). We seek to maximize net interest income without exposing the Company to an excessive level of interest rate risk through our asset and liability policies. Interest rate risk is managed by monitoring the pricing, maturity and repricing options of all classes of interest-bearing assets and liabilities. Our net interest margin can also be adversely impacted by the reversal of interest on nonaccrual loans and the reinvestment of loan payoffs into lower yielding investment securities and other short-term investments

Net interest and dividend income increased by $3.3 million to $50.9 million for the nine months ended September 30, 2019, compared to $47.6 million for nine months ended September 30, 2018. The increase in net interest income was primarily due to a higher interest rate environment that existed during the first nine months of 2019 compared to the first nine months of 2018, as well as the added scale of four additional offices which were acquired as part of the Partnership acquisition early in the third quarter of 2019. Interest income on loans increased by $7.0 million, or 12.9%, during the same period. Total average interest-earning assets increased to $1.8 billion for the nine months ended September 30, 2019, compared to $1.7 billion for the same period in 2018. Tax equivalent net interest margin increased 0.08% to 3.98% for the nine months ended September 30, 2019, up from 3.90% for the same period in 2018. Net interest margin increased by 0.01% due to the increase in purchase accounting accretion period-over-period which added to an increase of 0.07% in core net interest margin. Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes on both volume and mix and pricing decisions, and external factors include changes in market interest rates, competition and the shape of the interest rate yield curve.

Interest Income. Total interest income increased $7.2 million, or 12.3%, to $65.4 million for the nine months ended September 30, 2019 compared to $58.2 million for the same period in 2018. The increase in total interest income was due to a rising interest rate environment as well as the added scale from the Partnership acquisition which occurred early in the third quarter of 2019. The average balance of loans increased by $91.0 million during the nine months ended September 30, 2019 compared to the same period in 2018.

Interest Expense. Interest expense increased $3.9 million, or 36.6%, to $14.5 million for the nine months ended September 30, 2019 compared to $10.6 million for the same period in 2018. The increase in interest expense was primarily due to an increasing interest rate environment, as well as the added scale from the Partnership acquisition.

Interest expense on interest-bearing deposits increased by $4.8 million to $13.4 million for the nine months ended September 30, 2019, from $8.6 million for the same period in 2018. The average cost of interest-bearing deposits was 1.55% for the nine months ended September 30, 2019, compared to 1.07% for the same period in 2018.

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

We recorded a provision for loan losses of $4.1 million for the nine months ended September 30, 2019, compared to $2.2 million for the same period in 2018. We recorded net charge-offs of $6.2 million for the nine months ended September 30, 2019 compared to net charge-offs of 2.2 million for the same period in 2018. The ALL was $10.1 million, or 0.59% of total loans, at September 30, 2019 compared to $11.6 million, or 0.80% of total loans at September 30, 2018. As discussed in prior filings, the elevated level of provision for loan losses during the third quarter of 2019 was the result of exiting a significant portion of poor quality loan relationships during the quarter which remained from the acquisition of Waupaca during the fourth quarter of 2017.

Noninterest Income. Noninterest income is an important component of our total revenues. A significant portion of our noninterest income is associated with service charges and income from the Bank’s subsidiaries, Ansay and UFS. Other sources of noninterest income include loan servicing fees, gains on sales of mortgage loans, and other income from strategic alliances.

Noninterest income increased $0.2 million to $9.2 million for the nine months ended September 30, 2019 compared to $9.0 million for the same period in 2018. Income from Ansay decreased by $0.2 million period-over-period due to a change in revenue recognition standards, causing their income, which has historically been concentrated in the first two quarters of every year, to be realized much more ratably throughout the year for 2019 and years thereafter. Income from UFS increased by $0.2 million as they continue to see significant growth in customers in their managed information technology business. Loan servicing income saw a decline of 24.0% period-over-period, resulting from a $0.4 million increase in the valuation of our mortgage serving rights in the second quarter of 2018 which did not recur in the second quarter of 2019. Net gains on sales of mortgage loans saw an increase of 80.4% period-over-period as the Company continues to experience a very robust year in secondary market loan originations during 2019.Other noninterest income was positively impacted during the first half of 2019 by a revaluing of an investment which the Company holds in common stock of another financial institution, historically recorded at its cost basis, to fair value based on recent observable prices in orderly stock transactions, resulting in income of $0.6 million.

The major components of our noninterest income are listed below:

	Nine Months Ended September 30,
(In thousands)	2019	2018	$ Change	% Change
Noninterest Income
Service Charges	$2,396	$2,603	$(207)	(8%)
Income from Ansay & Associates, LLC	1,737	1,934	(197)	(10%)
Income from UFS, LLC	2,093	1,855	238	13%
Loan Servicing income	841	1,106	(265)	(24%)
Net gain on sales of mortgage loans	774	429	345	80%
Noninterest income from strategic alliances	74	68	6	9%
Other	1,249	983	266	27%
Total noninterest income	$9,164	$8,978	$186	2%

Noninterest Expense. Noninterest expense increased $1.6 million to $31.3 million for the nine months ended September 30, 2019 compared to $29.8 million for the same period in 2018. The increase in noninterest expense was primarily the result of the Partnership acquisition, which closed early in the third quarter of 2019. Personnel expense increased 6.4%, or $1.0 million, as a result of $0.2 million in severance payments paid to former Partnership employees and the added cost of staffing four acquired office locations for most of the third quarter of 2019. Data processing, outside service fees and other noninterest expense increased by 11.4%, 27.0% and 14.0%, respectively, as a result of one time large expenses included in transaction expenses from the Partnership acquisition. Finally, amortization of intangibles increased by 22.8% as a result of amortization related to the core deposit intangible that was established as part of the Partnership acquisition. Charitable contributions declined significantly from the first nine months of 2018 to the first nine months of 2019 due primarily to one multi-year contribution commitment of $0.3 million made to an organization during the first quarter of 2018 which was fully accrued for in that quarter as well as several smaller one-time contributions made in the second quarter of 2018 which were not repeated in the first half of 2019.

Net gains and losses from sales of ORE and securities are specific to the properties and securities which are sold and will vary greatly period to period, as they did in the first nine months of 2019 compared to the first nine months of 2018.

The major components of our noninterest expense are listed below:

	Nine Months Ended September 30,
(In thousands)	2019	2018	$ Change	% Change
Noninterest Expense
Salaries, commissions, and employee benefits	$16,985	$15,968	$1,017	6%
Occupancy	2,757	2,699	58	2%
Data Processing	3,031	2,720	311	11%
Postage, stationary, and supplies	450	464	(14)	(3%)
Net (gain) loss on sales and valuation of other real estate owned	(109)	331	(440)	NM
Net loss on sales of securities	(257)	31	(288)	NM
Advertising	180	142	38	27%
Charitable Contributions	497	864	(367)	(42%)
Outside service fees	2,837	2,233	604	27%
Amortization of intangibles	696	567	129	23%
Other	4,254	3,730	524	14%
Total noninterest expenses	$31,321	$29,749	$1,572	5%

Income Tax Expense. We recorded a provision for income taxes of $5.4 million for the nine months ended September 30, 2019 compared to a provision of $5.2 million for the same period during 2018, reflecting effective tax rates of 21.82% and 21.25%, respectively. The effective tax rates were reduced from the statutory federal and state income tax rates largely as a result of tax-exempt interest income produced by certain qualifying loans and investments in the Bank’s portfolios.

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

The following tables set forth the distribution of our average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the periods indicated:

	Three Months Ended
	September 30, 2019			September 30, 2018
	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)
	(dollars in thousands)
ASSETS
Interest-earning assets
Loans (2)
Taxable	$1,582,587	$88,515	5.59%	$1,352,459	$68,290	5.05%
Tax-exempt	100,345	7,966	7.94%	85,373	4,227	4.95%
Securities
Taxable (available for sale)	88,363	2,625	2.97%	76,171	2,343	3.08%
Tax-exempt (available for sale)	52,746	1,836	3.48%	53,344	1,896	3.55%
Taxable (held to maturity)	31,079	761	2.45%	28,405	657	2.31%
Tax-exempt (held to maturity)	10,558	295	2.79%	12,683	375	2.96%
Cash and due from banks	57,773	1,245	2.15%	46,531	979	2.10%
Total interest-earning assets	1,923,451	103,243	5.37%	1,654,966	78,767	4.76%
Non interest-earning assets	184,077			130,893
Allowance for loan losses	(12,171)			(13,091)
Total assets	$2,095,357			$1,772,768
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits
Checking accounts	$91,598	$1,939	2.12%	$94,579	$1,131	1.20%
Savings accounts	281,531	2,755	0.98%	175,747	984	0.56%
Money market accounts	469,211	5,268	1.12%	422,167	4,384	1.04%
Certificates of deposit	392,194	8,353	2.13%	372,279	6,316	1.70%
Brokered Deposits	15,507	470	3.03%	17,700	515	2.91%
Total interest-bearing deposits	1,250,041	18,785	1.50%	1,082,472	13,330	1.23%
Other borrowed funds	60,716	1,751	2.88%	102,919	2,434	2.36%
Total interest-bearing liabilities	1,310,757	20,536	1.57%	1,185,391	15,764	1.33%
Non-interest bearing liabilities
Demand Deposits	536,332			405,393
Other liabilities	21,063			14,333
Total Liabilities	1,868,152			1,605,117
Shareholders' equity	227,205			167,651
Total liabilities & sharesholders' equity	$2,095,357			$1,772,768
Net interest income on a fully taxable equivalent basis		82,707			63,003
Less taxable equivalent adjustment		(2,120)			(1,365)
Net interest income		$80,587			$61,638
Net interest spread (3)			3.80%			3.43%
Net interest margin (4)			4.30%			3.81%

(1)	Annualized on a fully taxable equivalent basis calculated using a federal tax rate of 21% for the three months ended September 30, 2019 and 2018, respectively.
(2)	Nonaccrual loans are included in average amounts outstanding.
(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income on a fully tax equivalent basis as a percentage of average interest-earning assets.

	Nine Months Ended
	September 30, 2019			September 30, 2018
	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)
	(dollars in thousands)
ASSETS
Interest-earning assets
Loans (2)
Taxable	$1,417,376	$76,317	5.38%	$1,337,326	$68,359	5.11%
Tax-exempt	96,176	6,005	6.24%	85,206	4,297	5.04%
Securities
Taxable (available for sale)	78,007	2,298	2.95%	73,442	2,215	3.02%
Tax-exempt (available for sale)	52,221	1,875	3.59%	55,603	2,000	3.60%
Taxable (held to maturity)	29,685	728	2.45%	26,780	618	2.31%
Tax-exempt (held to maturity)	11,105	310	2.79%	13,380	402	3.00%
Cash and due from banks	68,144	1,586	2.33%	75,682	1,317	1.74%
Total interest-earning assets	1,752,714	89,119	5.08%	1,667,419	79,208	4.75%
Non interest-earning assets	150,747			129,412
Allowance for loan losses	(12,204)			(12,447)
Total assets	$1,891,257			$1,784,384
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits
Checking accounts	$81,051	$1,880	2.32%	$107,189	$1,148	1.07%
Savings accounts	250,783	2,564	1.02%	156,889	582	0.37%
Money market accounts	425,662	4,847	1.14%	434,455	4,185	0.96%
Certificates of deposit	379,836	8,139	2.14%	368,639	5,302	1.44%
Brokered Deposits	16,661	488	2.93%	8,039	234	2.91%
Total interest-bearing deposits	1,153,993	17,918	1.55%	1,075,211	11,451
Other borrowed funds	44,806	1,446	3.23%	128,988	2,729	2.12%
Total interest-bearing liabilities	1,198,799	19,364	1.62%	1,204,199	14,180	1.18%
Non-interest bearing liabilities
Demand Deposits	479,733			402,921
Other liabilities	17,947			13,294
Total Liabilities	1,696,479			1,620,414
Shareholders' equity	194,778			163,970
Total liabilities & sharesholders' equity	$1,891,257			$1,784,384
Net interest income on a fully taxable equivalent basis		69,755			65,028
Less taxable equivalent adjustment		(1,720)			(1,406)
Net interest income		$68,035			$63,622
Net interest spread (3)			3.47%			3.57%
Net interest margin (4)			3.98%			3.90%

(1)	Annualized on a fully taxable equivalent basis calculated using a federal tax rate of 21% for the nine months ended September 30, 2019 and 2018, respectively.
(2)	Nonaccrual loans are included in average amounts outstanding.
(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income on a fully tax equivalent basis as a percentage of average interest-earning assets.

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

	Three Months Ended September 30, 2019 Compared with			Nine Months Ended September 30, 2019 Compared with
	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Increase/(Decrease) Due to Change in			Increase/(Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)			(dollars in thousands)
Interest income
Loans
Taxable	$12,386	$7,839	$20,225	$4,207	$3,751	$7,958
Tax-exempt	842	2,897	3,739	599	1,109	1,708
Securities
Taxable (AFS)	359	(77)	282	133	(50)	83
Tax-exempt (AFS)	(21)	(39)	(60)	(121)	(4)	(125)
Taxable (HTM)	64	40	104	70	40	110
Tax-exempt (HTM)	(60)	(20)	(80)	(65)	(27)	(92)
Cash and due from banks	242	24	266	(113)	382	269
Total interest income	13,812	10,664	24,476	4,710	5,201	9,911
Interest expense
Deposits
Checking accounts	$(34)	$842	$808	$(194)	$926	$732
Savings accounts	790	981	1,771	504	1,478	1,982
Money market accounts	511	373	884	(83)	745	662
Certificates of deposit	353	1,684	2,037	166	2,671	2,837
Brokered Deposits	(68)	23	(45)	253	1	254
Total interest-bearing deposits	1,552	3,903	5,455	646	5,821	6,467
Other borrowed funds	(1,469)	786	(683)	(6,580)	5,297	(1,283)
Total interest expense	83	4,689	4,772	(5,934)	11,118	5,184
Change in net interest income	$13,729	$5,975	$19,704	$10,644	$(5,917)	$4,727

CHANGES IN FINANCIAL CONDITION

Total Assets. Total assets increased $370.3 million, or 20.7%, to $2.16 billion at September 30, 2019, from $1.79 billion at December 31, 2018.

Cash and Cash Equivalents. Cash and cash equivalents increased by $10.7 million to $118.4 million at September 30, 2019 from $107.7 million at December 31, 2018.

Investment Securities. The carrying value of total investment securities increased by $19.9 million to $179.5 million at September 30, 2019, from $159.7 million at December 31, 2018.

Loans. Net loans increased by $287.8 million, totaling $1.70 billion at September 30, 2019 compared to $1.42 billion at December 31, 2018.

Bank-Owned Life Insurance. At September 30, 2019, our investment in bank-owned life insurance was $24.8 million, an increase of $0.6 million from $24.2 million at December 31, 2018.

Deposits. Deposits increased $280.9 million, or 18.0%, to $1.84 billion at September 30, 2019 from $1.56 billion at December 31, 2018.

Borrowings. At September 30, 2019, borrowings consisted of advances from the FHLB of Chicago, as well as notes payable and subordinated debt to other banks. Total FHLB borrowings increased to $39.8 million at September 30, 2019 from no FHLB borrowings at December 31, 2018. Notes payable increased to $10.0 million at September 30, 2019 from no borrowings at December 31, 2018. Subordinated debt increased $7.2 million to $18.7 million at September 30, 2019 from $11.5 million at December 31, 2018.

Stockholders’ Equity. Total stockholders’ equity increased $51.0 million, or 29.3%, to $225.3 million at September 30, 2019, from $174.3 million at December 31, 2018.

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

Our loan portfolio is our most significant earning asset, comprising 79.2% and 79.7% of our total assets as of September 30, 2019 and December 31, 2018, respectively. Our strategy is to grow our loan portfolio by originating quality commercial and consumer loans that comply with our credit policies and that produce revenues consistent with our financial objectives. We believe our loan portfolio is well-balanced, which provides us with the opportunity to grow while monitoring our loan concentrations.

Loans increased $285.7 million, or 20.0%, to $1.71 billion as of September 30, 2019 as compared to $1.43 billion as of December 31, 2018. This increase during the first nine months of 2019 has been comprised of an increase of $13.0 million or 4.4% in commercial and industrial loans, an increase of $135.9 million or 20.3% in commercial real estate loans, an increase of $57.1 million or 94% in construction and development loans, an increase of $75.3 million or 20.4% in residential 1-4 family loans and an increase of $4.4 million or 13.3% in consumer and other loans. The increase in loans during the nine months ended September 30, 2019 is primarily attributable to the loan portfolio which was purchased as part of the Partnership acquisition during the third quarter of 2019.

The following table presents the balance and associated percentage of each major category in our loan portfolio at September 30, 2019, December 31, 2018, and September 30, 2018:

	September 30,		December 31,		September 30,
	2019	% of Total	2018	% of Total	2018	% of Total
	(dollars in thousands)
Commercial & industrial
Commercial & industrial	$310,536	18%	$297,576	21%	$314,379	22%
Deferred costs net of unearned fees	(178)	0%	(248)	0%	(256)	0%
Total commercial & industrial	310,358	18%	297,328	21%	314,123	22%
Commercial real estate
Owner Occupied	467,030	27%	416,097	29%	420,727	29%
Non-owner occupied	337,558	20%	252,717	18%	233,442	16%
Deferred costs net of unearned fees	(385)	0%	(465)	0%	(402)	0%
Total commercial real estate	804,203	47%	668,349	47%	653,767	45%
Construction & Development
Construction & Development	118,055	7%	60,927	4%	68,137	5%
Deferred costs net of unearned fees	(123)	0%	(125)	0%	(139)	0%
Total construction & development	117,932	7%	60,802	4%	67,998	5%
Residential 1-4 family
Residential 1-4 family	443,906	26%	368,673	26%	364,325	25%
Deferred costs net of unearned fees	42	0%	17	0%	4	0%
Total residential 1-4 family	443,948	26%	368,690	26%	364,329	25%
Consumer
Consumer	31,665	2%	26,854	2%	34,365	2%
Deferred costs net of unearned fees	123	0%	101	0%	100	0%
Total consumer	31,788	2%	26,955	2%	34,465	2%
Other Loans
Other	5,985	0%	6,369	0%	6,795	0%
Deferred costs net of unearned fees	(1)	0%	1	0%	-	0%
Total other loans	5,984	0%	6,370	0%	6,795	0%
Total loans	$1,714,213	100%	$1,428,494	100%	$1,441,477	100%

Our directors and officers and their associates are customers of, and have other transactions with, the Bank in the normal course of business. All loans and commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than normal risk of collection or present other unfavorable features. At September 30, 2019 and December 31, 2018, total loans outstanding to such directors and officers and their associates were $79.3 million and $84.1 million, respectively. During the nine months ended September 30, 2019, $19.7 million of additions and $24.6 million of repayments were made to these loans. At September 30, 2019 and December 31, 2018, all of the loans to directors and officers were performing according to their original terms.

Loan categories

The principal categories of our loan portfolio are discussed below:

Commercial and Industrial (C&I). Our C&I portfolio totaled $310.3 million and $297.3 million at September 30, 2019 and December 31, 2018, respectively, and represented 18% and 21% of our total loans at those dates.

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

Commercial Real Estate (CRE). Our CRE loan portfolio totaled $804.2 million and $668.3 million at September 30, 2019 and December 31, 2018, respectively, and represented 47% of our total loans at both of those dates.

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

Construction and Development (C&D). Our C&D loan portfolio totaled $117.9 million and $60.8 million at September 30, 2019 and December 31, 2018, respectively, and represented 7% and 4% of our total loans at those dates.

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

Residential 1 – 4 Family. Residential 1 – 4 family loans held in portfolio amounted to $443.9 million and $368.7 million at September 30, 2019 and December 31, 2018, respectively, and represented 26% of our total loans at both of those dates.

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

We were servicing mortgage loans sold to others without recourse of approximately $550.6 million at September 30, 2019 and $316.5 million at December 31, 2018.

Loans sold with the retention of servicing assets result in the capitalization of servicing rights. Loan servicing rights are included in other assets and are carried at fair value. The net balance of capitalized servicing rights amounted to $4.9 million at September 30, 2019 and $3.1 million at December 31, 2018.

Consumer Loans. Our consumer loan portfolio totaled $31.8 million and $27.0 million at September 30, 2019 and December 31, 2018, respectively, and represented 2% of our total loans at those dates. Consumer loans include secured and unsecured loans, lines of credit and personal installment loans.

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

Other Loans. Our other loans totaled $6.0 million and $6.4 million at September 30, 2019 and December 31, 2018, respectively, and are immaterial to the overall loan portfolio. The other loans category consists primarily of over-drafted depository accounts, loans utilized to purchase or carry securities and loans to nonprofit organizations.

Loan Portfolio Maturities. The following tables summarize the dollar amount of loans maturing in our portfolio based on their loan type and contractual terms to maturity at September 30, 2019 and December 31, 2018, respectively. The tables do not include any estimate of prepayments, which can significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

As of September 30, 2019	One Year or Less	One to Five Years	Over Five Years	Total
	(dollars in thousands)
Commercial & industrial	$107,725	$122,555	$80,078	$310,358
Commercial real estate	130,858	410,431	262,914	804,203
Construction & Development	31,147	49,270	37,515	117,932
Residential 1-4 family	31,192	70,520	342,236	443,948
Consumer and other	7,932	21,660	8,180	37,772
Total	$308,854	$674,436	$730,923	$1,714,213

As of December 31, 2018	One Year or Less	One to Five Years	Over Five Years	Total
	(dollars in thousands)
Commercial & industrial	$89,358	$111,354	$96,616	$297,328
Commercial real estate	114,017	313,836	240,496	668,349
Construction & Development	28,357	19,721	12,724	60,802
Residential 1-4 family	27,987	69,206	271,497	368,690
Consumer and other	4,980	21,385	6,960	33,325
Total	$264,699	$535,502	$628,293	$1,428,494

The following tables summarize the dollar amount of loans maturing in our portfolio based on whether the loan has a fixed or variable rate of interest and their contractual terms to maturity at September 30, 2019 and December 31, 2018, respectively. The tables do not include any estimate of prepayments, which can significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

As of September 30, 2019	One Year or Less	One to Five Years	Over Five Years	Total
	(dollars in thousands)
Predetermined interest rates	$170,799	$564,065	$330,822	$1,065,686
Floating or adjustable interest rates	138,055	110,371	400,101	648,527
Total	$308,854	$674,436	$730,923	$1,714,213

As of December 31, 2018	One Year or Less	One to Five Years	Over Five Years	Total
	(dollars in thousands)
Predetermined interest rates	$143,333	$412,100	$267,221	$822,654
Floating or adjustable interest rates	121,366	123,402	361,072	605,840
Total	$264,699	$535,502	$628,293	$1,428,494

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

Our nonperforming assets consist of nonperforming loans and foreclosed real estate. Nonperforming loans are those on which the accrual of interest has stopped, as well as loans that are contractually 90 days past due on which interest continues to accrue. The composition of our nonperforming assets is as follows:

	September 30,	December 31,	September 30,
	2019	2018	2018
	(dollars in thousands)
Nonaccruals	$4,692	$20,099	$20,120
Loans past due > 90 days, but still accruing	527	423	8,617
Total nonperforming loans	$5,219	$20,522	$28,737
Accruing troubled debt resructured loans	$175	$179	$180
Nonperforming loans as a percent of gross loans	0.30%	1.44%	1.99%
Nonperforming loans as a percent of total assets	0.24%	1.14%	1.66%

At September 30, 2019 and December 31, 2018, impaired loans had specific reserves of $0.0 million and $1.1 million, respectively.

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

As of September 30, 2019 and December 31, 2018 the Company had specific reserves of $0 million and $0.4 million for TDRs, respectively, and none of them have subsequently defaulted.

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

Loans totaling $45.0 million were classified substandard under the Bank’s policy at September 30, 2019 and loans totaling $67.6 million were classified substandard under the Bank’s policy as of December 31, 2018. The following table sets forth information related to the credit quality of our loan portfolio at September 30, 2019 and December 31, 2018.

Loan type (in thousands)	Pass	Watch	Substandard	Total
As of September 30, 2019 (unaudited)
Commercial & industrial	$258,512	$36,723	$15,123	$310,358
Commercial real estate	666,085	109,111	29,007	804,203
Construction & Development	111,246	6,686	-	117,932
Residential 1-4 family	435,197	7,866	885	443,948
Consumer	31,749	39	-	31,788
Other loans	2,569	3,415	-	5,984
Total loans	$1,505,358	$163,840	$45,015	$1,714,213

Loan type (in thousands)	Pass	Watch	Substandard	Total
As of December 31, 2018
Commercial & industrial	$237,367	$40,377	$19,584	$297,328
Commercial real estate	497,871	126,904	43,574	668,349
Construction & Development	57,967	2,774	61	60,802
Residential 1-4 family	351,772	12,534	4,384	368,690
Consumer	26,887	49	19	26,955
Other loans	3,112	3,258	-	6,370
Total loans	$1,174,976	$185,896	$67,622	$1,428,494

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

The following table summarizes the changes in our ALL for the periods indicated:

	Nine months ended September 30,	Year ended December 31,	Nine months ended September 30,
	2019	2018	2018
	(dollars in thousands)
Period-end loans outstanding (net of unearned discount and deferred loan fees)	$1,714,213	$1,428,494	$1,441,477
Average loans outstanding (net of unearned discount and deferred loan fees)	$1,513,552	$1,425,867	$1,422,532
Balance of allowance for loan losses at the beginning of period	$12,248	$11,612	$11,612
Loans charged-off:
Commercial & industrial	1,229	35	35
Commercial real estate - owner occupied	4,974	2,374	2,344
Commercial real estate - non-owner occupied	55	-	-
Construction & Development	-	83	83
Residential 1-4 family	83	140	128
Consumer	75	48	7
Other Loans	29	37	29
Total loans charged-off	6,445	2,717	2,626
Recoveries of loans previously charged off:
Commercial & industrial	3	2	2
Commercial real estate - owner occupied	4	158	138
Commercial real estate - non-owner occupied	60	3	3
Construction & Development	-	-	-
Residential 1-4 family	126	233	228
Consumer	4	12	10
Other Loans	6	10	8
Total recoveries of loans previously charged off:	203	418	389
Net Loan charge-offs (recoveries)	6,242	2,299	2,237
Provision charged to operating expense	4,125	2,935	2,185
Balance at end of period	$10,131	$12,248	$11,560
Ratio of net charge offs (recoveries) during the year to average loans outstanding	0.48%	0.16%	0.16%
Ratio of allowance for loan losses to loans outstanding	0.59%	0.86%	0.80%

The level of charge-offs depends on many factors, including the national and regional economy. Cyclical lagging factors may result in charge-offs being higher than historical levels. Although the allowance is allocated between categories, the entire allowance is available to absorb losses attributable to all loan categories. Management believes that the current ALL is adequate.

The following table summarizes an allocation of the ALL and the related percentage of loans outstanding in each category for the periods below.

	September 30, 2019		December 31, 2018		September 30, 2018
(in thousands, except %)	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans
Loan Type:
Commercial & industrial	$2,302	18%	$3,021	21%	$2,655	22%
Commercial real estate - owner occupied	3,129	27%	3,459	29%	3,240	29%
Commercial real estate - non-owner occupied	1,919	20%	2,100	18%	1,872	16%
Construction & Development	504	7%	725	4%	931	5%
Residential 1-4 family	2,092	26%	2,472	26%	2,409	25%
Consumer	147	2%	148	2%	183	2%
Other Loans	27	0%	32	0%	34	0%
Unallocated	11		291		236
Total allowance	$10,131	100%	$12,248	100%	$11,560	100%

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

Deposits. Our current deposit products include non-interest bearing and interest-bearing checking accounts, savings accounts, money market accounts, and certificate of deposits. As of September 30, 2019, deposit liabilities accounted for approximately 85.0% of our total liabilities and equity. We accept deposits primarily from customers in the communities in which our branches and offices are located, as well as from small businesses and other customers throughout our lending area. We rely on our competitive pricing and products, quality customer service, and convenient locations and hours to attract and retain deposits. Deposit rates and terms are based primarily on current business strategies, market interest rates, liquidity requirements and our deposit growth goals.

Total deposits were $1.84 billion and $1.56 billion as of September 30, 2019 and December 31, 2018, respectively. Noninterest-bearing deposits at September 30, 2019 and December 31, 2018, were $566.1 million and $448.8 million, respectively, while interest-bearing deposits were $1.27 billion and $1.11 billion at September 30, 2019 and December 31, 2018, respectively.

At September 30, 2019, we had a total of $404.6 million in certificates of deposit, including $15.6 million of brokered deposits. Based on historical experience and our current pricing strategy, we believe we will retain a majority of these accounts upon maturity, although our long-term strategy is to minimize reliance on certificates of deposits by increasing relationship deposits in lower earning savings and demand deposit accounts.

The following tables set forth the average balances of our deposits for the periods indicated:

	Nine months ended September 30, 2019			Year ended December 31, 2018			Nine months ended September 30, 2018
	Amount	Percent	Weighted average rate	Amount	Percent	Weighted average rate	Amount	Percent	Weighted average rate
	(dollars in thousands)
Noninterest-bearing demand deposits	$479,733	29.4%	N/A	$408,403	27.5%	N/A	$402,921	27.3%	N/A
Interest-bearing checking deposits	81,051	5.0%	2.32%	99,894	6.7%	1.13%	107,189	7.3%	1.07%
Savings deposits	250,783	15.4%	1.02%	168,254	11.3%	0.52%	156,889	10.6%	0.37%
Money market accounts	425,662	26.1%	1.14%	428,052	28.8%	0.99%	434,455	29.4%	0.96%
Certificates of deposit	379,836	23.2%	2.14%	371,332	25.0%	1.57%	368,639	24.9%	1.44%
Brokered deposits	16,661	1.0%	2.93%	10,476	0.7%	2.91%	8,039	0.5%	2.91%
Total	$1,633,726	100%		$1,486,411	100%		$1,478,132	100%

Certificates of deposit of $100,000 or greater by maturity are as follows:

	September 30,	December 31,	September 30,
	2019	2018	2018
	(dollars in thousands)
Less than 3 months remaining	$26,034	$26,366	$14,498
3 to 6 months remaining	32,640	46,593	25,116
6 to 12 months remaining	40,002	35,932	58,992
12 months or more remaining	85,277	89,501	76,042
Total	$183,953	$198,392	$174,648

Retail certificates of deposit of $100,000 or greater totaled $184.0 million and $198.4 million at September 30, 2019 and December 31, 2018, respectively. Interest expense on retail certificates of deposit of $100,000 or greater was $2.6 million for the nine months ended September 30, 2019, and $2.5 million for the year ended December 31, 2018.

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated:

	September 30,	December 31,	September 30,
	2019	2018	2018
	(dollars in thousands)
Interest Rate:
Less than 1.00%	$2,654	$1,824	$3,472
1.00% to 1.99%	134,933	164,366	203,772
2.00% to 2.99%	234,276	204,825	171,207
3.00% to 3.99%	32,761	29,142	14,503
Total	$404,624	$400,157	$392,954

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

The following table summarizes securities sold under repurchase agreements, and the weighted average interest rates paid:

(dollars in thousands)	Nine months ended September 30, 2019	Year ended December 31, 2018	Nine months ended September 30, 2018
Average daily amount of securities sold under repurchase agreements during the period	$22,134	$22,315	$23,437
Weighted average interest rate on average daily securities sold under repurchase agreements	2.31%	1.79%	1.67%
Maximum outstanding securities sold under repurchase agreements at any month-end	$42,338	$48,010	$48,010
Securities sold under repurchase agreements at period end	$12,201	$31,489	$7,298
Weighted average interest rate on short-term borrowing at period end	1.83%	2.43%	2.25%

Short-term borrowings

The Company’s short-term borrowings have historically consisted primarily of short-term FHLB of Chicago advances collateralized by a blanket pledge agreement on the Company’s FHLB capital stock and retail and commercial loans held in the Company’s portfolio. There were $39.8 million of advances outstanding from the FHLB at September 30, 2019. There were no advances outstanding from the FHLB as of December 31, 2018. From time to time the Company utilized short-term FHLB advances to fund liquidity during 2018.

The total loans pledged as collateral were $713.8 million at September 30, 2019 and $697.3 million at December 31, 2018. Outstanding letters of credit from the FHLB totaled $30.2 million at September 30, 2019 and $55.0 million at December 31, 2018.

The following table summarizes short-term borrowings (borrowings with maturities of one year or less), which consist of borrowings from the FHLB, and the weighted average interest rates paid:

(dollars in thousands)	Nine months ended September 30, 2019	Year ended December 31, 2018	Nine months ended September 30, 2018
Average daily amount of short-term borrowings outstanding during the period	$8,873	$73,464	$88,986
Weighted average interest rate on average daily short-term borrowing	1.75%	1.75%	1.69%
Maximum outstanding short-term borrowings outstanding at any month-end	$39,800	$100,000	$100,000
Short-term borrowing outstanding at period end	$39,800	$-	$46,000
Weighted average interest rate on short-term borrowing at period end	1.80%	NA	2.24%

Lines of credit and other borrowings.

We maintain a $5.0 million line of credit with a commercial bank. There were outstanding balances on this note of $5.0 million as of September 30, 2019. There were no advances on this note at December 31, 2018. Borrowings under this note carry interest at a variable rate with a floor of 3.50%, due in full on May 25, 2020.

We also maintain a $5.0 million line of credit with another commercial bank. There were outstanding balances on this note of $5.0 million as of September 30, 2019. There were no advances on this note at December 31, 2018. Borrowings under this note carry interest at a variable rate with a floor of 3.25%, due in full on May 19, 2020.

During September 2017, the Company entered into subordinated note agreements with three separate commercial banks, where the Company had up to twelve months from entering these agreements to borrow funds up to a maximum availability of $22.5 million. As of September 30, 2019 and December 31, 2018, outstanding balances under these agreements totaled $11.5 million. These notes were all issued with 10-year maturities, carry interest at a variable rate payable quarterly, are callable on or after the sixth anniversary of their issuance dates, and qualify for Tier 2 capital for regulatory purposes.

As part of the Partnership acquisition, the Company assumed a subordinated note agreement with an outstanding balance of $7.0 million, and a fair market value adjustment of $0.2 million. The note matures on October 1, 2025, requires quarterly interest-only payments at a rate of 7.1% prior to maturity, and can be prepaid without penalty after October 1, 2020. This note qualifies for Tier 2 capital for regulatory purposes.

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

Securities available for sale consist of obligations of states and political subdivision, mortgage-backed securities, and corporate notes. Securities classified as available for sale, which management has the intent and ability to hold for an indefinite period of time, but not necessarily to maturity, are carried at fair value, with unrealized gains and losses, net of related deferred income taxes, included in stockholders’ equity as a separate component of other comprehensive income. The fair value of securities available for sale totaled $136.9 million and included gross unrealized gains of $4.6 million and gross unrealized losses of $33,000 at September 30, 2019. At December, 31 2018, the fair value of securities available for sale totaled $118.9 million and included gross unrealized gains of $0.8 million and gross unrealized losses of $1.4 million.

Securities classified as held to maturity consist of U.S. Treasury securities and obligations of states and political subdivisions. These securities, which management has the intent and ability to hold to maturity, are reported at amortized cost. Securities held to maturity totaled $42.6 million and $40.8 million at September 30, 2019 and December 31, 2018, respectively.

The Company recognized a net gain of $0.2 million on the sale of an investment previously classified as an “other investment” and a $22,000 gain on sale of available for sale securities during the nine-months ended September 30, 2019, and a net loss on sale of available for sale securities of $31,000 during the nine-months ended September 30, 2018.

The following table sets forth the fair value of available for sale investment securities, the amortized costs of held to maturity and the percentage distribution at the dates indicated:

	September 30,		December 31,
	2019		2018
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Available for sale securities, at estimated fair value
Obligations of states and political subdivisions	$51,556	38%	$51,893	44%
Mortgage-backed securities	68,211	50%	50,569	42%
Corporate notes	17,168	13%	16,444	14%
Total securities available for sale	136,935	100%	118,906	100%
Held to maturity securities, at amortized cost
U.S. Treasury securities	32,047	75%	28,975	71%
Obligations of states and political subdivisions	10,558	25%	11,793	29%
Total securities held to maturity	42,605	100%	40,768	100%
Total	$179,540		$159,674

The following tables set forth the composition and maturities of investment securities as of September 30, 2019 and December 31, 2018. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years		Total
	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)
	(dollars in thousands)
At September 30, 2019
Available for sale securities
Obligations of states and political subdivisions	$1,888	3.3%	$5,566	3.4%	$11,436	3.7%	$30,215	3.9%	$49,105	3.8%
Mortgage-backed securities	1,467	2.1%	11,454	2.4%	42,137	2.9%	11,151	2.9%	66,209	2.8%
Corporate notes	-	-	16,788	3.0%	-	-	226	8.6%	17,014	3.0%
Total available for sale securities	3,355	2.8%	33,808	2.8%	53,573	3.0%	41,592	3.6%	132,328	3.2%
Held to maturity securities
U.S. Treasury securities	2,499	2.0%	10,013	2.7%	19,534	2.5%	-	-%	32,046	2.5%
Obligations of states and political subdivisions	828	2.5%	3,621	2.5%	3,201	2.8%	2,909	3.8%	10,559	3.0%
Total held to maturity securities	3,327	2.1%	13,634	2.6%	22,735	2.5%	2,909	3.8%	42,605	2.6%
Total	$6,682	2.5%	$47,442	2.8%	$76,308	2.9%	$44,501	3.6%	$174,933	3.0%

	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years		Total
	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)
	(dollars in thousands)
At December 31, 2018
Available for sale securities
Obligations of states and political subdivisions	$3,681	3.4%	$6,438	3.3%	$8,092	3.5%	$33,081	3.9%	$51,292	3.7%
Mortgage-backed securities	1,838	1.6%	13,009	2.4%	34,810	2.9%	1,862	3.2%	51,519	2.7%
Corporate notes	-	-	11,770	2.9%	4,938	3.3%	-	-	16,708	3.0%
Total available for sale securities	5,519	2.8%	31,217	2.7%	47,840	3.0%	34,943	3.9%	119,519	3.2%
Held to maturity securities
U.S. Treasury securities	1,492	2.0%	11,020	2.6%	16,463	2.5%	-	-%	28,975	2.5%
Obligations of states and political subdivisions	1,434	3.3%	3,140	2.1%	3,440	2.8%	3,779	3.6%	11,793	3.0%
Total held to maturity securities	2,926	2.6%	14,160	2.5%	19,903	2.6%	3,779	3.6%	40,768	2.6%
Total	$8,445	2.7%	$45,377	2.7%	$67,743	2.9%	$38,722	3.8%	$160,287	3.0%

(1)	Weighted Average Yield is shown on a fully taxable equivalent basis using a federal tax rate of 21% at September 30, 2019 and December 31, 2018, respectively.

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

As of September 30, 2019, 11 debt securities had gross unrealized losses, with an aggregate depreciation of 0.02% from our amortized cost basis. The largest unrealized loss percentage of any single security was 2.00% (or $7,000) of its amortized cost. The largest unrealized dollar loss of any single security was $10,000 (or 0.25%) of its amortized cost.

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

Capital Adequacy. Total stockholders’ equity was $225.3 million at September 30, 2019 compared to $174.3 million at December 31, 2018.

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

On November 21, 2018, the federal banking agencies jointly issued a proposed rule to simplify the regulatory capital requirements for eligible banks and holding companies with less than $10 billion in consolidated assets that opt into the Community Bank Leverage Ratio (“CBLR”) framework, as required by Section 201 of the Economic Growth, Relief and Consumer Protection Act (the “Regulatory Relief Act”). The Regulatory Relief Act mandates that the banking agencies develop a CBLR of not less than 8% and not more than 10% for qualifying community banking organizations. A qualifying community banking organization that exceeds the CBLR threshold would be exempt from the agencies’ current capital framework, including the risk-based capital requirements and capital conservation buffer described above, and would be deemed well-capitalized under the agencies’ prompt corrective action regulations. The Regulatory Relief Act defines a “qualifying community banking organization” as a depository institution or depository institution holding company with total consolidated assets of less than $10 billion. On September 17, 2019, the agencies approved a final rule that set the CBLR threshold for qualifying community banking organizations at not less than 9% provided they also hold less than 25% of their assets in off-balance sheet exposures and 5% or less of their assets in trading assets and liabilities.

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

Federal banking regulators have issued risk-based capital guidelines, which assign risk factors to asset categories and off-balance-sheet items. The following table reflects capital ratios computed utilizing the implemented Basel III regulatory capital framework discussed above:

	Actual		Minimum Capital Required for Capital Adequacy		Minimum Capital Required for Capital Adequacy Plus Capital Conservation Buffer Basel III Phase-In Schdule		Minimum Capital Required for Capital Adequacy Plus Capital Conservation Buffer Basel III Fully Phased In		Minimum To Be Well-Capitalized Under Ptompt Corective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At September 30, 2019
Bank First Corporation:
Total capital (to risk-weighted assets)	$203,274	10.8%	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Tier I capital (to risk-weighted assets)	174,485	9.3%	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	174,485	9.3%	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Tier I capital (to average assets)	174,485	8.6%	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Bank First, N.A:
Total capital (to risk-weighted assets)	$208,756	11.1%	150,421	8.0%	197,427	10.5%	197,427	10.5%	188,026	10.0%
Tier I capital (to risk-weighted assets)	198,625	10.6%	112,816	6.0%	159,822	8.5%	159,822	8.5%	150,421	8.0%
Common equity tier I capital (to risk-weighted assets)	198,625	10.6%	84,612	4.5%	131,618	7.0%	131,618	7.0%	122,217	6.5%
Tier I capital (to average assets)	198,625	9.8%	81,142	4.0%	81,142	4.0%	81,142	4.0%	101,428	5.0%
At December 31, 2018
Bank First Corporation:
Total capital (to risk-weighted assets)	$181,201	11.4%	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Tier I capital (to risk-weighted assets)	157,453	9.9%	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	157,453	9.9%	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Tier I capital (to average assets)	157,453	9.1%	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Bank First, N.A:
Total capital (to risk-weighted assets)	$178,668	11.2%	$127,497	8.0%	$157,459	9.88%	$167,340	10.5%	$159,372	10.0%
Tier I capital (to risk-weighted	166,420	10.4%	95,623	6.0%	125,585	7.88%	135,466	8.5%	127,497	8.0%
Common equity tier I capital (to risk-weighted assets)	166,420	10.4%	71,717	4.5%	101,679	6.38%	111,560	7.0%	103,592	6.5%
Tier I capital (to average assets)	166,420	9.6%	69,410	4.0%	69,410	4.00%	69,410	4.0%	86,762	5.0%

As previously mentioned, the Company carried $18.7 million and $11.5 million of subordinated debt as of September 30, 2019 and 2018, respectively, which is included in total capital for the Company in the tables above.

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

Loan commitments and standby and direct pay letters of credit do not necessarily represent our future cash requirements because while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. Our off-balance sheet arrangements at the dates indicated were as follows:

	Amounts of Commitments Expiring - By Period as of September 30, 2019
Other Commitments	Total	Less Than One Year	One to Three Years	Three to Five Years	After Five Years
	(dollars in thousands)
Unused portion of existing lines of credit	$352,004	$203,687	$39,567	$31,502	$77,248
Letters of credit	17,676	4,679	6,122	5,018	1,857
Credit card arrangements	8,445	-	-	-	8,445
Total commitments	$378,125	$208,366	$45,689	$36,520	$87,550

	Amounts of Commitments Expiring - By Period as of December 31, 2018
Other Commitments	Total	Less Than One Year	One to Three Years	Three to Five Years	After Five Years
	(dollars in thousands)
Unused portion of existing lines of credit	$326,452	$205,200	$45,589	$51,371	$24,292
Letters of credit	25,261	11,501	2,964	8,630	2,166
Credit card arrangements	7,119	-	-	-	7,119
Total commitments	$358,832	$216,701	$48,553	$60,001	$33,577

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

This simulation assumes that there is no growth in interest-earning assets or interest-bearing liabilities over the next 12 months. The changes to net interest income shown below are in compliance with the Company’s policy guidelines. As of September 30, 2019:

Change in Interest Rates (in Basis Points)	Percentage Change in Net Interst Income
+400	5.3
+300	4.0
+200	2.7
+100	1.6
-100	(3.3)

As of December 31, 2018:

Change in Interest Rates (in Basis Points)	Percentage Change in Net Interst Income
+400	5.0
+300	3.9
+200	2.7
+100	1.5
-100	(4.1)

Economic Value of Equity Analysis. We also analyze the sensitivity of the Company’s financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between estimated changes in the present value of the Company’s assets and estimated changes in the present value of the Company’s liabilities assuming various changes in current interest rates. The Company’s economic value of equity analysis as of September 30, 2019 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Company would experience an 8.2% increase in the economic value of equity. At the same date, our analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, the Company would experience a 6.9% decrease in the economic value of equity. The estimates of changes in the economic value of our equity require us to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on the economic value of our equity. Although our economic value of equity analysis provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of our equity and will differ from actual results.

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

Changes in Internal Control Over Financial Reporting

No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are a party to various litigation in the normal course of business. Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on our financial position, results of operations or liquidity.

ITEM 1A. RISK FACTORS

Additional information regarding risk factors appears in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements” of this Form 10-Q and in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes during the quarterly period ended September 30, 2019 to the risk factors previously disclosed in the Company’s Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.
(b)	None.
(c)	Issuer Purchases of Equity Securities

The Company's Board of Directors authorized a $10 million share repurchase program on April 16, 2019. The program was announced in a Current Report on Form 8-K on April 18, 2019. The table below sets forth information regarding repurchases of our common stock during the third quarter of 2019 under that program as well as pursuant to the Company’s 401(k) Plan and Equity Plan.

(in thousands, except per share data)	Total Number of Shares Repurchased	Average Price Paid per Share(1)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 2019	0	$0	0	151,103
August 2019	5,120	54.89	5,120	146,856
September 2019(3)	20,255	62.92	1,750	145,404
Total	25,375	$61.30	6,870	145,404

(1)	The average price paid per share is calculated on a trade date basis for all open market transactions and excludes commissions and other transaction expenses.
(2)	Based on the closing per share price as of September 30, 2019 ($66.18).
(3)	Includes 18,505 shares repurchased from the 401(k) Plan.

Other than the shares repurchased from the 401(k) Plan, the foregoing repurchases during the third quarter of 2019 were purchased through open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

ITEM 3. – DEFAULTS UPON SENIOR SECURITIES

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Porter Keadle Moore, LLC (“PKM”) served as the Company’s independent registered public accounting firm for the fiscal years ending December 31, 2018, 2017 and 2016. PKM advised the audit committee of the Company’s board of directors (which we refer to as the “Bank First Audit Committee”) that PKM provided the Company with access to a template that PKM developed in order to support income tax provision calculations as additional audit evidence during their engagements. While this template was never used as a primary source to calculate or record income tax provisions by the Company, PKM determined that the use of the template as audit support was a prohibited non-audit service under the SEC’s auditor independence rules as it could be considered to constitute the provision of prohibited bookkeeping or other services related to the accounting records or financial statements of the audit client.

PKM informed the Bank First Audit Committee that PKM concluded that its objectivity and impartiality with respect to all issues encompassed within its audit engagements regarding Bank First’s consolidated financial statements for each of the years it served as the Company’s independent registered public accounting firm have not been impaired, and that PKM believes that a reasonable investor with knowledge of all relevant facts and circumstances would conclude that PKM was capable of exercising objective and impartial judgment on all issues encompassed within such engagements because:

•	The Company utilized an internally developed spreadsheet to calculate its tax provisions on a monthly basis which drove and supported all journal entries related to the Company’s income tax provisions.
•	The template provided by PKM was never the primary source from which the Company derived its calculated tax provisions. It provided only a supplementary analysis from which to compare its internal calculations. The template served as a tool of convenience rather than of necessity for the Company’s management and staff.
•	The template, originally provided to the Company by PKM in 2012, was subsequently modified from time to time by the Company and was controlled by the Company in a local environment on its computer systems.
•	The Company owned and controlled the process and use of the template at all times. The Company’s management was solely responsible for all inputs entered into the template and the creation of the source data needed to generate those inputs.
•	The Company’s staff had the requisite skill, training, and competency necessary to perform the tax provision calculations without the use of the template.
•	Prior to being informed of this potential independence issue by PKM, the Company was already in the process of phasing out the use of the template and transitioning support of its income tax provision calculations to an alternate tool. Accordingly, since January 1, 2019, the Company no longer used the template and does not intend to use the template for any future periods.

After considering the facts and circumstances, the Bank First Audit Committee concurred with PKM’s conclusions that PKM’s objectivity and impartiality with respect to all issues encompassed within its audit engagements regarding the Company’s consolidated financial statements for all years in which it served as the Company’s independent registered public accounting firm had not been impaired, and it believes that a reasonable investor with knowledge of all relevant facts and circumstances would conclude that PKM is capable of exercising objective and impartial judgment on all issues encompassed within such engagements.

As disclosed by the Company on Form 8-K filed on October 11, 2019, due to a practice combination with Wipfli LLP on October 1, 2019, PKM resigned as the Company’s independent registered public accounting firm, effective as of October 11, 2019. Also on October 11, 2019, the Bank First Audit Committee engaged Dixon Hughes Goodman, LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2019.

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

BANK FIRST CORPORATION

DATE:	November 12, 2019	BY:	/s/Kevin M. LeMahieu
Kevin M. LeMahieu
Chief Financial Officer
(Principal Financial and Accounting Officer)