Form 10-K
period 2019-12-31
Bank First Corp
filed 2020-03-11
CIK 1746109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of  “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 28, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s common stock held by non-affiliates of the registrant was $453,492,752 million, based on the closing sales price of  $68.96 per share as reported on the Nasdaq Capital Market.
As of March 11, 2020, 7,085,107 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the information required by Part III of this Annual Report are incorporated by reference from the Registrant’s definitive Proxy Statement for the 2020 annual meeting of shareholders to be filed with Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report.

BANK FIRST CORPORATION

i

In this Annual Report on Form 10-K (this “Annual Report”), references to “we,” “our,” “us,” “Bank First” or “the Company” refer to Bank First Corporation, a Wisconsin corporation, and our wholly-owned banking subsidiary, Bank First, N.A., a national banking association, unless otherwise indicated or the context otherwise requires. References to “Bank” refer to Bank First, N.A., our wholly-owned banking subsidiary.
Cautionary Note Regarding Forward-Looking Statements
Certain statements contained in this Annual Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include statements relating to our projected growth, anticipated future financial performance, financial condition, credit quality and management’s long-term performance goals, as well as statements relating to the anticipated effects on our business, financial condition and results of operations from expected developments or events, our business, growth and strategies. These statements, which are based on certain assumptions and estimates and describe our future plans, results, strategies and expectations, can generally be identified by the use of the words and phrases “may,” “will,” “should,” “could,” “would,” “goal,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target,” “aim,” “predict,” “continue,” “seek,” “projection” and other variations of such words and phrases and similar expressions.
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

•
the concentration of our business within our geographic areas of operation in Wisconsin;

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

•
the risk that Timberwood may not be successfully integrated in the Company’s business and that the costs associated with the integration are higher than expected;

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

•
changes in our accounting standards;

•
the impact of recent and future legislative and regulatory changes;

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

PART I
ITEM 1.
BUSINESS

General Overview
Bank First Corporation is a Wisconsin corporation that was organized in April 1982 to serve as the holding company for Bank First, N.A., a national banking association founded in 1894. The Bank is a wholly-owned subsidiary of the Company. The Company and the Bank are headquartered in Manitowoc, Wisconsin, and the Bank is a member of the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and regulated by the Office of the Comptroller of the Currency (the “OCC”). The Bank has twenty-three (23) offices, including its headquarters, in Manitowoc, Outagamie, Brown, Winnebago, Sheboygan, Waupaca, Ozaukee, Monroe, Jefferson and Barron counties in the State of Wisconsin. We serve businesses, professionals and consumers with a wide variety of financial services, including retail and commercial banking. Some of the products that we offer include checking accounts, savings accounts, money market accounts, cash management accounts, certificates of deposit, commercial and industrial loans, commercial real estate loans, construction and development loans, residential mortgages, consumer loans, credit cards, online banking, telephone banking and mobile banking.
The Bank has three subsidiaries: UFS, LLC (“UFS”), Bank First Investments, Inc. and TVG Holdings, Inc. (“TVG”). UFS is a Wisconsin limited liability company organized in 2014, in which the Bank is a 49.8% member. UFS provides core data processing and information technology services to the Bank and many other community banks in and around Wisconsin. Bank First Investments, Inc. is a Wisconsin corporation organized in 2011, and is wholly-owned by the Bank. Bank First Investments, Inc.’s purpose is to provide investment and safekeeping services to the Bank. TVG is a Wisconsin corporation organized in 2009. It is a wholly-owned subsidiary of the Bank, and its purpose is to hold the Bank’s 40% (up from 30% due to a purchase of member interest on October 1, 2019) ownership interest in Ansay & Associates, LLC (“Ansay”). Ansay is one of the nation’s largest independent insurance providers, and the Bank’s minority ownership of Ansay allows the Bank to provide diversified services to our customers without the risk and expense of an in-house insurance department. Aside from the Bank, the Company also has another wholly-owned subsidiary, Veritas Asset Holdings, LLC, a troubled asset liquidation company.
As of December 31, 2019, we had total consolidated assets of  $2.21 billion, total loans of $1.74 billion, total deposits of  $1.84 billion and total stockholders’ equity of  $230.2 million. The Bank employs approximately 284 full-time equivalent employees (“FTE”), and has an assets-to-FTE ratio of approximately $7.8 million. For more information, see the Bank’s website at www.bankfirstwi.bank.
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
On November 20, 2019, the Company entered into an Agreement and Plan of Merger with Timberwood, a Wisconsin Corporation, under which Timberwood will merge with and into the Company and Timberwood’s banking subsidiary, Timberwood Bank, will merge with and into the Bank. The transaction is expected to close in the second quarter of 2020 and is subject to, among other items, approval by the shareholders of Timberwood and regulatory agencies. Merger consideration consists of 100% common stock of the Company, and will total roughly $32.6 million, subject to the fair market valuation of the Company’s common stock on the date of closing. Based on results as of December 31, 2019, the combined company would have total assets of approximately $2.40 billion, loans of approximately $1.80 billion and deposits of approximately $2.00 billion.
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
Our strategic plan includes the following measures of long-term success: (i) earnings per share growth; (ii) return on assets; (iii) total risk-based capital ratio; (iv) assets to FTE ratio; (v) core deposit growth; and (vi) classified assets to total risk-based capital ratio.
Our Market Area
Our market areas primarily cover Wisconsin. The counties in our market areas include: Barron, Brown, Manitowoc, Outagamie, Sheboygan, Waupaca, Ozaukee, Monroe, Jefferson and Winnebago. Our main office is located at 402 N. 8th Street, Manitowoc, Wisconsin.
The ten counties in which the Bank has offices have an estimated aggregate population of 1,138,923, based on U.S. Census data, and total deposits of approximately $23.56 billion as of June 30, 2019, according to the most recent data published by the FDIC. Manitowoc County, which is home to six (6) of the Bank’s twenty-three (23) offices, has a population of 78,737 (according to U.S. Census data), and total deposits of about $2.00 billion as of June 30, 2019. As of December 31, 2019, approximately $600.5 million of the Bank’s total deposits, or 30.0% of the market share, were located in Manitowoc County. Sheboygan County, home to three (3) of the Bank’s offices, has a population of 115,593 (according to U.S. Census data), and total deposits of about $2.16 billion as of June 30, 2019. As of December 31, 2019, approximately $408.9 million of the Bank’s total deposits, or 20.3% of the market share, were located in Sheboygan County. Waupaca County, home to four (4) of the Bank’s branches, has a population of 50,897 (according to U.S. Census data), and total deposits of about $918.4 million as of June 30, 2019. As of December 31, 2019, approximately $232.5 million of the Bank’s total deposits, or 24.0% of the market share, were located in Waupaca County. Brown County, home to two (2) of the Bank’s branches, has a population of 266,008 (according to U.S. Census data), and total deposits of about $7.11 billion as of June 30, 2019. As of December 31, 2019, approximately $165.0 million of the Bank’s total deposits, or 2.2% of the market share, were located in Brown County. Outagamie County, home to two (2) of the Bank’s branches, has a population of 189,322 (according to U.S. Census data), and total deposits of about $3.27 billion as of June 30, 2019. As of December 31, 2018, approximately $73.9 million of the Bank’s total deposits, or 2.3% of the market share, were located in Outagamie County. Winnebago County, home to one (1) Bank office, has a population of 171,746 (according to U.S. Census data), and total deposits of about $2.41 billion as of June 30, 2019. As of December 31, 2019, approximately $89.7 million of the Bank’s total deposits, or 3.7% of the market share, were located in Winnebago County. Ozaukee County, home to two (2) of the Bank’s offices, has a population of 89,745 (according to U.S. Census data), and total deposits of about $2.74 billion as of June 30, 2019. As of December 31, 2019, approximately $114.6 million of the Bank’s total deposits, or 4.2% of the market share, were located in Ozaukee County. Monroe County, home to one (1) Bank office, has a population of 46,401 (according to U.S. Census data), and total deposits of about $751.5 million as of June 30, 2019. As of December 31, 2019, approximately $46.4 million of the Bank’s total deposits, or 9.3% of the market share, were located in Monroe County. Jefferson County, home to one (1) Bank office, has a population of 85,417 (according to U.S. Census data), and total deposits of about $1.25 billion as of June 30, 2019. As of December 31, 2019, approximately $85.4 million of the Bank’s total deposits, or 3.8% of the market share, were located in Jefferson County. Finally, Barron County, home to one (1) Bank office, has a population of 45,057 (according to U.S. Census data), and total deposits of about $944.3 million, as of June 30, 2019. As of December 31, 2019, approximately $33.8 million of the Bank’s total deposits, or 3.6% of the market share, were located in Barron County.
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
Our Business
General
We emphasize a range of lending services, including commercial and residential real estate loans, construction and development loans, commercial and industrial loans and consumer loans. Our customers are generally individuals, small to medium-sized businesses and professional firms that are located in or conduct a substantial portion of their business in our market areas. At December 31, 2019, we had total loans receivable of  $1.74 billion, representing approximately 84.7% of our total earning assets. As of December 31, 2019, we had 28 nonaccrual loans totaling approximately $5.1 million, or 0.3% of total loans. For additional discussion related to nonperforming loans, see the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section as well as the notes to the consolidated financial statements.

Loan Approval
Certain credit risks are inherent in making loans. These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers. We attempt to mitigate repayment risks by adhering to our comprehensive and robust internal credit policies and procedures. These policies and procedures include officer and customer lending limits, with approval process for larger loans, documentation examination, and follow-up procedures for any exceptions to credit policies. Our loan approval policies provide for various levels of officer lending authority. The Bank currently employs both a signature process requiring line of business support as well as credit administration and a committee process which involves the Bank’s board of directors each month. Both approvals and reviews of the credit actions are underwritten by an independent set of credit analysts who report to credit administration. For our loan commitments, a serial sign-off process is utilized up to $3,000,000, requiring multiple signatures for a loan approval. This process ensures that the necessary parties at all authority levels are aware of and approve the commitment. The Bank’s board of directors is involved in credits above this level after they have been through the serial sign-off process. We do not make any loans to any director, executive officer of the Bank, or the related interests of each, unless the loan is approved by the full board of directors of the Bank and is on terms not more favorable than would be available to a person not affiliated with the Bank.
Credit Administration and Loan Review
Our loan review consists of both commercial and retail review where loan files are reviewed and risk ratings are validated. Both were fully outsourced by the end of 2019 to a firm that specializes in file review and risk rating. Our policy for reviewing commercial credit files consisted of selecting a percentage of specific files on an annual basis as defined in our loan review plan, and reviewing them for risk rating and policy compliance. Our retail review consists of selecting a percentage of specific files on an annual basis, and reviewing them for policy compliance.
Lending Limits
Our lending activities are subject to a variety of lending limits imposed by federal law. In general, the Bank is subject to a legal limit on loans to a single borrower equal to 15% of the Bank’s capital and unimpaired surplus. This legal lending limit will increase or decrease as the Bank’s level of capital increases or decreases. In addition to the legal lending limit, management and the board of directors have established a more conservative, internal lending limit. The Bank’s legal and internal lending limits are a safety and soundness measure intended to prevent one person or a relatively small and economically related group of persons from borrowing an unduly large amount of the Bank’s funds. It is also intended to safeguard the Bank’s depositors by diversifying the risk of loan losses among a relatively large number of creditworthy borrowers engaged in various types of businesses. Based upon the capitalization of the Bank at December 31, 2019, the Bank’s legal lending limit was $32.3 million and the Bank’s internal lending limit was $25.8 million. Our board of directors will adjust the internal lending limit as deemed necessary to continue to mitigate risk and serve the Bank’s clients. We are also able to sell participations in our larger loans to other financial institutions, which allows us to manage the risk involved in these loans and to meet the lending needs of our clients requiring extensions of credit in excess of these limits.
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
As of December 31, 2019, loans secured by real estate made up approximately $1.26 billion, or 72.7%, of our loan portfolio. These loans generally will fall into one of two categories:
•
Commercial Real Estate.   Commercial real estate loans generally have terms of 10 years or less, although payments may be structured on a longer amortization basis. We evaluate each borrower on an individual basis and attempt to determine their business risks and credit profile. We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied industrial, office, and retail buildings where the loan-to-value ratio, established by independent appraisals, does not generally exceed 85% of cost or appraised value. We also generally require that a borrower’s cash flow exceed 110% of monthly debt service obligations. In order to ensure secondary sources of payment and liquidity to support a loan request, we typically review all of the personal financial statements of the principal owners and require their personal guaranties. Commercial real estate loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the property to service the debt. Because our loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our levels of nonperforming assets. As of December 31, 2019, commercial real estate loans made up approximately $813.1 million or 46.8% of our loan portfolio.
•
Residential Mortgage Loans and Home Equity Loans.   We originate and hold short-term and long-term first mortgages and traditional second mortgage residential real estate loans. Generally, we limit the loan-to-value ratio on our residential real estate loans to 90%. We offer fixed and adjustable rate residential real estate loans with terms of up to 30 years. We also offer a variety of lot loan options to consumers to purchase the lot on which they intend build their home. We also offer traditional home equity loans and lines of credit. Our underwriting criteria for, and the risks associated with, home equity loans and lines of credit are generally the same as those for first mortgage loans. Home equity loans typically have terms of 20 years or less. We generally limit the extension of credit to 90% of the available equity of each property. As of December 31, 2019, residential mortgage loans and home equity loans made up approximately $448.6 million or 25.8% of our loan portfolio.

Commercial and Industrial Loans
We have significant expertise in small to middle market commercial and industrial lending. Our success is the result of our product and market expertise, and our focus on delivering high-quality, customized and quick turnaround service for our clients due to our focus on maintaining an appropriate balance between prudent, disciplined underwriting, on the one hand, and flexibility in our decision making and responsiveness to our clients, on the other hand, which has allowed us to grow our commercial and industrial loan portfolio while maintaining strong asset quality. As of December 31, 2019, commercial and industrial loans made up approximately $302.4 million or 17.4% of our loan portfolio.
We provide a mix of variable and fixed rate commercial and industrial loans. The loans are typically made to small- and medium-sized businesses involved in professional services, accommodation and food services, health care, wholesale trade, financial institutions, manufacturing, distribution, retailing and non-profits. We extend commercial business loans for working capital, accounts receivable and inventory financing and other business purposes. Generally, short-term loans have maturities ranging from 3 months to 1 year, and “term loans” have maturities ranging from 3 to 20 years. Lines of credit are generally intended to finance current transactions and typically provide for periodic principal payments, with interest payable monthly. Term loans generally provide for floating and fixed interest rates, with monthly payments of both principal and interest.
Construction and Development Loans
We offer fixed and adjustable rate residential and commercial construction loan financing to builders and developers and to consumers who wish to build their own home. The term of construction and development loans generally is limited to 9 to 24 months, although payments may be structured on a longer amortization basis. Most loans will mature and require payment in full upon completion and either the sale of the property or refinance into a permanent loan. We believe that construction and development loans generally carry a higher degree of risk than long-term financing of stabilized, rented, and owner-occupied properties because repayment depends on the ultimate completion of the project and usually on the subsequent sale of the property. Specific risks include:
•
cost overruns;

•
mismanaged construction;

•
inferior or improper construction techniques;

•
economic changes or downturns during construction;

•
a downturn in the real estate market;

•
rising interest rates which may prevent sale of the property; and

•
failure to sell or stabilize completed projects in a timely manner.

We attempt to reduce risk associated with construction and development loans by obtaining personal guaranties and by keeping the maximum loan-to-value ratio at or below 85% of the lesser of cost or appraised value, depending on the project type. Generally, we do not have interest reserves built into loan commitments but require periodic cash payments for interest from the borrower’s cash flow. As of December 31, 2019, construction and development loans made up approximately $132.2 million or 7.6% of our loan portfolio.
Consumer Loans
We make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit. Consumer loans are underwritten based on the borrower’s income, current debt level, past credit history, and the availability and value of collateral. Consumer rates are both fixed and variable, with negotiable terms. Our installment loans typically amortize over periods up to seven years. Although we typically require monthly principal and interest payments on our loan products, we will offer consumer loans at interest only with a single maturity date when a specific source of repayment is available. Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value than real estate. As of December 31, 2019, consumer loans made up approximately $29.6 million or 1.7% of our loan portfolio.
Mortgage Banking Activities
Our mortgage banking operations include correspondent or secondary market lending, and in-house mortgage lending (included in residential mortgage and home equity loan totals above). We conduct secondary market lending through Fannie Mae, Federal Home Loan Bank of Chicago, U.S. Dept. of Agriculture, and the Wisconsin Housing and Economic Development Authority. We also offer a number of in-house mortgage products, including adjustable rate mortgages at one, three, five, seven, ten, and fifteen years, and fixed rate mortgages at up to thirty years. We also offer an eleven-month construction loan, a construction to permanent loan, and a twelve-month bridge loan.
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
Employees
As of December 31, 2019, we had approximately 284 FTEs. None of our employees are represented by any collective bargaining unit or is a party to a collective bargaining agreement. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.
General Corporate Information
Our principal executive offices are located at 402 N. 8th Street, Manitowoc, Wisconsin 54220, and our telephone number at that address is (920) 652-3100. Additional information can be found on our website: www.bankfirstwi.bank. The information contained on our website is not incorporated in this document by reference.
Public Information
Persons interested in obtaining information on the Company may read and copy any materials that we file with the SEC. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.
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
Governance and Financial Reporting Obligations.   We are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the SEC, the Public Company Accounting Oversight Board (“PCAOB”), and Nasdaq. In particular, we are required to include management and independent registered public accounting firm reports on internal controls as part of our Annual Report on Form 10- K in order to comply with Section 404 of the Sarbanes-Oxley Act. We have evaluated our controls, including compliance with the SEC rules on internal controls, and have and expect to continue to spend significant amounts of time and money on compliance with these rules. Our failure to comply with these internal control rules may materially adversely affect our reputation, ability to obtain the necessary certifications to financial statements, and the values of our securities. The assessments of our financial reporting controls as of December 31, 2019 are included in this report under “Item 9A. Controls and Procedures.”
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
Incentive Compensation.   The Dodd-Frank Act required the banking agencies and the SEC to establish joint rules or guidelines for financial institutions with more than $1 billion in assets, such as us and the Bank, which prohibit incentive compensation arrangements that the agencies determine to encourage inappropriate risks by the institution. The banking agencies issued proposed rules in 2011 and previously issued guidance on sound incentive compensation policies. In 2016, the Federal Reserve and the OCC also proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2019, these rules have not been implemented. We and the Bank have undertaken efforts to ensure that our incentive compensation plans do not encourage inappropriate risks, consistent with three key principles—that incentive compensation arrangements should appropriately balance risk and financial rewards, be compatible with effective controls and risk management, and be supported by strong corporate governance.
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
In addition, the capital rules require a capital conservation buffer of up to 2.5% above each of the minimum capital ratio requirements (CET1, Tier 1, and total risk-based capital), which is designed to absorb losses during periods of economic stress. These buffer requirements must be met for a bank to be able to pay dividends, engage in share buybacks or make discretionary bonus payments to executive management without restriction. This capital conservation buffer was phased in over several years, and was fully implemented effective January 1, 2019.
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
The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, requires the federal bank regulatory agencies to take “prompt corrective action” regarding depository institutions that do not meet minimum capital requirements. FDICIA establishes five regulatory capital tiers: “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized”. A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. The FDICIA imposes progressively more restrictive restraints on operations, management and capital distributions, depending on the category in which an institution is classified. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions may not accept brokered deposits absent a waiver from the FDIC, are subject to growth limitations and are required to submit capital restoration plans for regulatory approval. A depository institution’s holding company must guarantee any required capital restoration plan, up to an amount equal to the lesser of 5 percent of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. Federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. All of the federal bank regulatory agencies have adopted regulations establishing relevant capital measures and relevant capital levels for federally insured depository institutions. The Bank was well capitalized at December 31, 2019, and brokered deposits are not restricted.
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
As a result of the Economic Growth Act, the federal banking agencies were also required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s Tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under prompt corrective action statutes. The federal banking agencies may consider a financial institutions risk profile when evaluation whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies set the minimum capital for the new Community Bank Leverage Ratio at 9%. The Bank does not intend to opt into the Community Bank Leverage Ratio Framework.
On December 21, 2018, federal banking agencies issued a joint final rule to revise their regulatory capital rules to (i) address the upcoming implementation of the “current expected credit losses” (“CECL”) accounting standard under GAAP; (ii) provide an optional three-year phase-in period for the day-one adverse regulatory capital effects that banking organizations are expected to experience upon adopting CECL; and (iii) require the use of CECL in stress tests beginning with the 2020 capital planning and stress testing cycle for certain banking organizations. for more information regarding Accounting Standards Update No. 2016-13, which introduced CECL as the methodology to replace the current “incurred loss” methodology for financial assets measured at amortized cost, and changed the approaches for recognizing and recording credit losses on available-for-sale debt securities and purchased credit impaired financial assets, including the required implementation date for the Company, see the notes to the Company’s consolidated financial statements for the year ended December 31, 2019.
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
FDIC Insurance Assessments and Depositor Preference.   The Bank’s deposits are insured by the FDIC’s DIF up to the limits under applicable law, which currently are set at $250,000 per depositor, per insured bank, for each account ownership category. The Bank is subject to FDIC assessments for its deposit insurance. The FDIC calculates quarterly deposit insurance assessments based on an institution’s average total consolidated assets less its average tangible equity, and applies one of four risk categories determined by reference to its capital levels, supervisory ratings, and certain other factors. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits. On September 30, 2018, the FDIC announced that the designated reserve ratio (“DRR”) of the DIF reached 1.36 percent, exceeding the required 1.35 percent, two years ahead of the deadline imposed by the Dodd-Frank Act. Though the FDIC has clarified that assessment rates will not change in the immediate future, banks with less than $10 billion in total consolidated assets, such as the Bank, received credits against their deposit insurance assessments beginning during 2019 when the DRR exceeded 1.38 percent.
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
Concentrations in Lending.   During 2006, the federal bank regulatory agencies released guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”) and advised financial institutions of the risks posed by commercial real estate (“CRE”) lending concentrations. The Guidance requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations. Higher allowances for loan losses and capital levels may also be required. The Guidance is triggered when CRE loan concentrations exceed either:
•
Total reported loans for construction, land development, and other land of 100% or more of a bank’s total risk-based capital; or

•
Total reported loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land of 300% or more of a bank’s total risk-based capital.

The Guidance also applies when a bank has a sharp increase in CRE loans or has significant concentrations of CRE secured by a particular property type. We have always had exposures to loans secured by commercial real estate due to the nature of our markets and the loan needs of both retail and commercial customers. We believe our long-term experience in CRE lending, underwriting policies, internal controls, and other policies currently in place, as well as our loan and credit monitoring and administration procedures, are generally appropriate to managing our concentrations as required under the Guidance.
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
Furthermore, the federal banking regulators regularly issue guidance regarding cybersecurity intended to enhance cyber risk management. A financial institution is expected to implement multiple lines of defense against cyberattacks and ensure that their risk management procedures address the risk posed by potential cyber threats. A financial institution is further expected to maintain procedures to effectively respond to a cyberattack and resume operations following any such attack. The Company has adopted and implemented an Information Security Policy to comply with the regulatory cybersecurity guidance.
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
Non-Discrimination Policies.   The Bank is also subject to, among other things, the provisions of the Equal Credit Opportunity Act (“ECOA”) and the Fair Housing Act (“FHA”), both of which prohibit discrimination based on race or color, religion, national origin, sex, and familial status in any aspect of a consumer or commercial credit or residential real estate transaction. The Department of Justice (“DOJ”), and the federal bank regulatory agencies have issued an Interagency Policy Statement on Discrimination in Lending that provides guidance to financial institutions in determining whether discrimination exists, how the agencies will respond to lending discrimination, and what steps lenders might take to prevent discriminatory lending practices. The DOJ has increased its efforts to prosecute what it regards as violations of the ECOA and FHA

ITEM 1A.
RISK FACTORS

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
In addition, certain statements in the following risk factors constitute forward-looking statements. Please refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements” beginning on page 1 of this Annual Report
Risks related to our business
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

•
downward pressure on our stock price.

Additionally, we conduct our banking operations primarily in Wisconsin. As of December 31, 2019, approximately 97% of our loans and approximately 96% of our deposits were made to borrowers or received from depositors who live and/or primarily conduct business in Wisconsin. Therefore, our success will depend in large part upon the general economic conditions in this area, which we cannot predict with certainty. This geographic concentration imposes risks from lack of geographic diversification, as adverse economic developments in Wisconsin, among other things, could affect the volume of loan originations, increase the level of nonperforming assets, increase the rate of foreclosure losses on loans and reduce the value of our loans and loan servicing portfolio.Any regional or local economic downturn that affects Wisconsin or existing or prospective borrowers or property values in such areas may affect us and our profitability more significantly and adversely than our competitors whose operations are less geographically concentrated.

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
The amendments in ASU 2016-13 will be effective for the Company for fiscal years beginning after December 15, 2022. For most debt securities, the transition approach requires a cumulative-effect adjustment to the statement of financial position as of the beginning of the first reporting period the guidance is effective. For other-than-temporarily impaired debt securities, the guidance will be applied prospectively. The Company will record a one-time adjustment to its credit loss allowance, as of the beginning of the first quarter of 2023, equal to the difference between the amounts of its credit loss allowance under the incurred loss methodology and CECL. Moreover, the new accounting standard is likely, as a result of its requirement to estimate and recognize expected credit losses on new assets, to introduce greater volatility in our provision for credit loans and allowance for loan losses. The Company is currently evaluating the magnitude of the one-time cumulative adjustment to its allowance and of the ongoing impact of the CECL model on its loan loss allowance and results of operations.
Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.
As of December 31, 2019, approximately 72.7% of our loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral. This includes collateral consisting of income producing and residential construction properties, which properties tend to be more sensitive to general economic conditions and downturns in real estate markets. As a result, adverse developments affecting real estate values in our market areas could increase the credit risk associated with our real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the area in which the real estate is located. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, and could result in losses that would adversely affect credit quality, financial condition, and results of operation. Negative changes in the economy affecting real estate values and liquidity in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses could have a material adverse impact on our business, results of operations and growth prospects. If real estate values decline, it is also more likely that we would be required to increase our ALLL, which could adversely affect our financial condition, results of operations and cash flows.
We are exposed to higher credit risk by commercial real estate, commercial and industrial and construction and development based lending.
Commercial real estate, commercial and industrial and construction and development based lending usually involve higher credit risks than 1-4 family residential real estate lending. As of December 31, 2019, the following loan types accounted for the stated percentages of our loan portfolio: commercial real estate (both owner-occupied and non-owner occupied)—46.8%; commercial and industrial—17.4%; and construction and development—7.6%. These loans expose us to greater credit risk than loans secured by other types of collateral because the collateral securing these loans is typically more difficult to liquidate. Additionally, these types of loans also involve larger loan balances to a single borrower or groups of related borrowers. These higher credit risks are further heightened when the loans are concentrated in a small number of larger borrowers leading to relationship exposure.
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
As of December 31, 2019, we had 16 borrowing relationships in excess of  $10 million which accounted for approximately 11% of our loan portfolio. While we are not overly dependent on any one of these relationships and while none of these large relationships have directly impacted our allowance for loan losses in the past, a deterioration of any of these large credits could require us to increase our allowance for loan losses or result in significant losses to us, which could have a material adverse effect on our financial condition, results of operations or cash flows.
Our deposit portfolio includes significant concentrations and a large percentage of our deposits are attributable to a relatively small number of clients.
As a commercial bank, we provide services to a number of clients whose deposit levels vary considerably and have some seasonality. Our 10 largest depositor relationships accounted for approximately 9% of our deposits at December 31, 2019. These deposits can and do fluctuate substantially. The depositors are not concentrated in any industry or business. The loss of any combination of these depositors, or a significant decline in the deposit balances due to ordinary course fluctuations related to these customers’ businesses, would adversely affect our liquidity and require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits. Depending on the interest rate environment and competitive factors, low cost deposits may need to be replaced with higher cost funding, resulting in a decrease in net interest income and net income. While these events could have a material impact on our results, we expect, in the ordinary course of business, that these deposits will fluctuate and believe we are capable of mitigating this risk, as well as the risk of losing one of these depositors, through additional liquidity, and business generation in the future. However, should a significant number of these customers leave, it could have a material adverse impact on us.
We make loans to small to medium-sized businesses that may not have the resources to weather a downturn in the economy.
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
London Inter-Bank Offered Rate (“LIBOR”) and certain other “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. It is unclear whether, at that time, LIBOR will cease to exist or if new methods of calculating LIBOR will be established. If LIBOR ceases to exist or if the methods of calculating LIBOR change from current methods for any reason, interest rates on our floating rate obligations, loans, deposits, derivatives, and other financial instruments tied to LIBOR rates, as well as the revenue and expenses associated with those financial instruments, may be adversely affected. Any uncertainty regarding the continued use and reliability of LIBOR as a benchmark interest rate could adversely affect the value of our floating rate obligations, loans, deposits, derivatives, and other financial instruments tied to LIBOR rates.
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
We may fail to realize all of the anticipated benefits of the proposed acquisition Timberwood, or those benefits may take longer to realize than expected. We may also encounter significant difficulties in integrating Timberwood.
Our ability to realize the anticipated benefits of the acquisition of Timberwood will depend, to a large extent, on our ability to successfully integrate the acquired business. The integration and combination of the acquired business is a complex, costly and time-consuming process. As a result, we will be required to devote significant management attention and resources to integrating Timberwood’s business practices and operations. The integration process may disrupt our business and the business of Timberwood and, if implemented ineffectively, would restrict the full realization of the anticipated benefits of the acquisition. The failure to meet the challenges involved in integrating the acquired business and to realize the anticipated benefits of the acquisition could cause an interruption of, or a loss of momentum in, our business activities or those of Timberwood and could adversely impact our business, financial condition and results of operations. In addition, the overall integration of the businesses may result in material unanticipated problems, expenses, liabilities, loss of customers and diversion of our management’s and employees’ attention. The challenges of combining the operations of the companies include, among others:
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

•
challenges in attracting and retaining key personnel, including personnel that are considered key to the future success of the business of Timberwood; and

•
challenges in keeping key business relationships in place.

Many of these factors will be outside of our control and any one of them could result in increased costs and liabilities, decreases in the amount of expected income and diversion of management’s time and energy, which could have a material adverse effect on our business, financial condition and results of operations.
In addition, even if the operations of Timberwood are integrated successfully with our business, the full benefits of the transaction may not be realized, including the synergies, cost savings, growth opportunities or earnings accretion that are expected. These benefits may not be achieved within the anticipated time frame, or at all, and additional unanticipated costs may be incurred in the integration of the businesses. Furthermore, Timberwood may have unknown or contingent liabilities that we would assume in the acquisition and that were not discovered during the course of our due diligence. These liabilities could include exposure to unexpected asset quality problems, compliance and regulatory violations, key employee and client retention problems and other problems that could result in significant costs to us.
All of these factors could cause dilution to our earnings per share, decrease or delay the expected accretive effect of the transaction, negatively impact the price of our common stock, or have a material adverse effect on our business, financial condition and results of operations.
While the proposed acquisition of Timberwood is pending, we may be subject to business uncertainties that could adversely affect our business and operations.
Uncertainty about the effect of the proposed acquisition of Timberwood on employees, customers and other persons with whom we or Timberwood have a business relationship may have an adverse effect on our business, operations and stock price. In connection with the pendency of the acquisition, existing customers of Timberwood could decide to no longer do business with Timberwood, reducing the anticipated benefits of the acquisition. In addition, certain other projects may be delayed or ceased and business decisions could be deferred. Employee retention at Timberwood may be challenging during the pendency of the acquisition, as certain employees may experience uncertainty about their future roles. If key employees depart, the benefits of the acquisition could be materially diminished.
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
We are limited by law in the amount we can loan in the aggregate to a single borrower or related borrowers by the amount of our capital. Our legal lending limit is intended to prevent one person or a relatively small and economically related group of persons from borrowing an unduly large amount of a bank’s funds. It is also intended to safeguard a bank’s depositors by diversifying the risk of loan losses among a relatively large number of creditworthy borrowers engaged in various types of businesses. Based upon our capitalization at December 31, 2019, our legal lending limit was approximately $32.3 million and our internal lending limit was $25.8 million. Therefore, based upon our current capital levels, the amount we may lend may be significantly less than that of many of our larger competitors and may discourage potential borrowers who have credit needs in excess of our lending limit from doing business with us. We may accommodate larger loans by selling participations in those loans to other financial institutions, but this strategy may not always be available. In addition to these legally imposed lending limits, we also employ appropriate limits on our overall loan portfolio and requirements with respect to certain types of lending and individual lending relationships. If we are unable to compete effectively for loans from our target customers, we may not be able to effectively implement our business strategy, which could have a material adverse effect on our business, financial condition, results of operations or prospects.
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
As of December 31, 2019, we and our consolidated subsidiaries had $68.4 million of combined short-term and long-term debt outstanding. Our ability to make scheduled payments of principal and interest or to satisfy our obligations in respect of our debt, to refinance our debt or to fund capital expenditures will depend on our future financial and operating performance and our ability to maintain adequate liquidity. Prevailing economic conditions (including interest rates), and regulatory constraints, including, among other things, on distributions to us from our subsidiaries and required capital levels with respect to our subsidiary bank and financial subsidiaries, business and other factors, many of which are beyond our control, may also affect our ability to meet these needs. We may not be able to generate sufficient cash flows from operations, or obtain future borrowings in an amount sufficient to enable us to pay our debt, or to fund our other liquidity needs. We may need to refinance all or a portion of our debt on maturity, and we may not be able to refinance any of our debt when needed on commercially reasonable terms or at all. If our cash flow and capital resources are insufficient to fund our debt obligations, we may be forced to reduce or delay investments in our business, sell assets, seek to obtain additional equity or debt financing or restructure our debt on terms that may not be favorable to us.
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
Our stock price may be volatile.
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
As a part of their regulatory oversight, the federal regulators have issued the Commercial Real Estate (“CRE”) Concentration Guidance on sound risk management practices with respect to a financial institution’s concentrations in commercial real estate lending activities. These guidelines were issued in response to the agencies’ concerns that rising CRE concentrations might expose financial institutions to unanticipated earnings and capital volatility in the event of adverse changes in the commercial real estate market. Existing guidance reinforces and enhances existing regulations and guidelines for safe and sound real estate lending by providing supervisory criteria, including numerical indicators to assist in identifying institutions with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny. The guidance does not limit a banks’ commercial real estate lending, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. The CRE Concentration Guidance identifies certain concentration levels that, if exceeded, will expose the institution to additional supervisory analysis with regard to the institution’s CRE concentration risk. The CRE Concentration Guidance is designed to promote appropriate levels of capital and sound loan and risk management practices for financial institutions with a concentration of CRE loans. In general, the CRE Concentration Guidance establishes the following supervisory criteria as preliminary indications of possible CRE concentration risk: (1) the institution’s total construction, land development and other land loans represent 100% or more of total risk-based capital; or (2) total non-owner occupied CRE loans as defined in the regulatory guidelines represent 300% or more of total risk-based capital, and the institution’s CRE loan portfolio has increased by 50% or more during the prior 36-month period. Pursuant to the CRE Concentration Guidelines, loans secured by owner-occupied commercial real estate are not included for purposes of CRE Concentration calculation. Although we are actively working to manage our CRE concentration and believe that our underwriting policies, management information systems, independent credit administration process, and monitoring of real estate loan concentrations are currently sufficient to address the CRE Concentration Guidance, the OCC or other federal regulators could become concerned about our CRE loan concentrations, and they could limit our ability to grow by, among other things, restricting their approvals for the establishment or acquisition of branches, or approvals of mergers or other acquisition opportunities.
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
ITEM 1B.
UNRESOLVED STAFF COMMENTS

None.

ITEM 2.
PROPERTIES

Our main office is located at 402 North 8th Street, Manitowoc, Wisconsin 54220. In addition, the Bank operates twenty-two (22) additional branches located in ten (10) counties in Wisconsin, which includes the branches that were acquired in connection with the Company’s acquisitions of Partnership and Waupaca. The addresses of these offices are provided below. We believe these premises will be adequate for present and anticipated needs and that we have adequate insurance to cover our owned and leased premises. For each property that we lease, we believe that upon expiration of the lease we will be able to extend the lease on satisfactory terms or relocate to another acceptable location:
Office	Address	City, State, Zip	Lease/Own
Main Office	402 N. 8th Street	Manitowoc, Wisconsin, 54220	Own
Appleton	4201 W. Wisconsin Avenue	Appleton, Wisconsin, 54913	Lease
Ashwaubenon	2865 S. Ridge Road	Green Bay, Wisconsin, 54304	Own
Bellevue	2747 Manitowoc Road	Green Bay, Wisconsin, 54311	Own
Cedarburg	W61 N529 Washington Avenue	Cedarburg, Wisconsin, 53012	Own
Chetek	621 2nd Street	Chetek, Wisconsin, 54728	Lease
Clintonville	135 S. Main Street	Clintonville, Wisconsin, 54929	Own
Iola	295 E. State Street	Iola, Wisconsin, 54945	Own
Kiel	110 Fremont Street	Kiel, Wisconsin, 53042	Own
Custer Street	2915 Custer Street	Manitowoc, Wisconsin, 54220	Own
Mequon	11740 N. Port Washington Road	Mequon, Wisconsin, 53092	Own
Mishicot	110 Baugniet Street	Mishicot, Wisconsin, 54228	Own
Oshkosh	1159 N. Koeller Street	Oshkosh, Wisconsin, 54902	Own
Plymouth	2700 Eastern Avenue	Plymouth, Wisconsin, 53073	Own
Seymour	689 Woodland Plaza	Seymour, Wisconsin, 54165	Own
Sheboygan	2600 Kohler Memorial Drive	Sheboygan, Wisconsin, 53081	Own
Tomah	1021 Superior Avenue	Tomah, Wisconsin, 54660	Own
Two Rivers	1703 Lake Street	Two Rivers, Wisconsin, 54241	Own
Valders	167 Lincoln Street	Valders, Wisconsin, 54245	Own
Watertown	104 W. Main Street	Watertown, Wisconsin, 54245	Own
Waupaca	111 Jefferson Street	Waupaca, Wisconsin, 54981	Own
Weyauwega	101 E. Main Street	Weyauwega, Wisconsin, 54983	Own
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

PART II
ITEM 5.
MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Bank First registered its common stock under Section 12(b) of the Exchange Act on October 23, 2018, in connection with listing on the Nasdaq Capital Market, and trades under the symbol “BFC”. Prior to October 23, 2018, Bank First’s common stock was traded on the OTC Market Group’s Pink tier under the symbol “BFNC”. The trading volume of Bank First’s common stock is less than that of banks with larger market capitalizations, even though Bank First has improved accessibility to its common stock first through the OTC Market Group and more recently through its listing on Nasdaq. As of March 11, 2020, Bank First had approximately 450 shareholders of record and 7,902,742 shares issued and 7,085,107 shares outstanding.
Share repurchase program
The Company’s Board of Directors authorized a $10 million share repurchase program that will expire in April, 2020. This program was announced on April 18, 2019, on a Current Report on Form 8-K. There were no share repurchases pursuant to this program during the fourth quarter of 2019.
Performance Graph
The following graph compares the yearly percentage change in cumulative shareholder return on Bank First stock with the cumulative total return of the Russell 2000 Index and the Nasdaq Bank Index for the last five fiscal years (assuming a $100 investment on December 31, 2014 and reinvestment of all dividends). The following performance graph and related information are neither “soliciting material” nor “filed” with the SEC, nor shall such information be incorporated by reference into any future filings under the Securities Act or the Exchange Act, except to the extent the Company specifically incorporates it by reference into such filing.

Total Return Performance
$400.00
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$-
BFC
Russell 2000 Index
NASDAQ Bank Index

	Period Ending
Index	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
BFC	$100.00	$127.41	$153.39	$204.99	$221.17	$336.81
Russell 2000	100.00	94.29	112.65	127.46	111.94	115.53
Nasdaq Bank	100.00	98.41	123.61	143.70	115.53	152.29

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
	December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands, except per share and other data)
Operating Data
Interest Income	$89,165	$77,944	$53,472	$44,726	$41,062
Interest Expense	19,498	14,845	7,732	5,932	5,063
Net interest and dividend Income	69,667	63,099	45,740	38,794	35,999
Provision for Loan Losses	5,250	2,935	1,055	320	1,008
Non-Interest Income	12,632	11,531	9,848	9,244	7,463
Non-Interest Expense	42,760	39,642	30,394	25,099	22,305
Income Before Taxes	34,289	32,053	24,139	22,619	20,149
Income Taxes	7,595	6,597	8,826	7,706	6,754
Net Income	$26,694	$25,456	$15,313	$14,913	$13,395
Average shares outstanding, basic	6,820,225	6,673,758	6,285,901	6,220,694	6,291,319
Average shares outstanding, diluted	6,902,616	6,673,758	6,285,901	6,220,694	6,291,319
Total shares outstanding	7,084,728	6,610,358	6,805,684	6,210,892	6,267,660
Basic Earnings per share	$3.91	$3.81	$2.44	$2.40	$2.13
Diluted Earning per Share	$3.87	$3.81	$2.44	$2.40	$2.13
Dividends Declared Per Share	$0.80	$0.68	$0.64	$0.59	$0.51
Dividend payout ratio (1)	20%	18%	26%	25%	24%
Financial Condition Data
Total Assets	$2,210,168	$1,793,165	$1,753,404	$1,315,997	$1,237,675
Total Deposits	1,843,311	1,557,167	1,506,642	1,127,020	1,062,575
Total Loans	1,736,343	1,428,494	1,397,547	1,026,257	956,637
Shareholders’ equity	230,211	174,323	161,728	127,523	118,928
Book Value Per Share	$32.49	$26.37	$23.76	$20.53	$18.97
Performance Ratios
Return on Average Assets	1.37%	1.43%	1.04%	1.13%	1.14%
Return on Average Shareholders’ equity	13.14%	15.36%	11.26%	12.01%	11.65%
Equity to assets	10.42%	9.72%	9.22%	9.69%	9.61%
Interest rate spread, taxable equivalent (2)	3.45%	3.53%	3.22%	3.08%	3.32%
Net Interest Margin, taxable equivalent (3)	3.95%	3.89%	3.45%	3.26%	3.48%
Efficiency ratio (4)	51.29%	52.16%	53.28%	50.81%	49.92%
Asset Quality
Non-Performing Loans	$5,447	$20,522	$20,613	$602	$1,625
Non-Performing Loans/Total Loans	0.31%	1.44%	1.47%	0.06%	0.17%
Net (Recoveries)/Charge-Offs	$6,102	$2,299	$171	$(397)	$255
Allowance/Total Loans	0.66%	0.86%	0.83%	1.05%	1.06%
Capital Ratios (5):
Total Capital	10.35%	11.35%	10.80%	11.69%	10.86%
Tier 1 capital	8.86%	9.86%	9.29%	10.72%	9.95%
Common Equity Tier 1	8.86%	9.86%	9.29%	10.72%	9.95%
Tier 1 leverage capital	8.46%	9.06%	8.47%	8.94%	8.85%

	December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands, except per share and other data)
Other Data:
Number of full service offices	23	18	18	12	12
Full time equivalent employees	284	253	249	173	161
(1) Dividend payout ratio represents per share dividends declared divided by earnings per share.
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
(5) Capital ratios are for Bank First Corporation.

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
The Bank is a 49.8% member of a data processing subsidiary, UFS, LLC, which provides core data processing, endpoint management cloud services, cyber security and digital banking solutions for over 60 Midwest banks. The Bank, through its 100% owned subsidiary TVG Holdings, Inc., also holds a 40% (up from 30% due to a purchase of member interest on October 1, 2019) ownership interest in Ansay & Associates, LLC, an insurance agency providing clients primarily located in Wisconsin with insurance and risk management solutions. These unconsolidated subsidiary interests contribute noninterest income to the Bank through their underlying annual earnings.
As of December 31, 2019, the Company had total consolidated assets of  $2.21 billion, total loans of  $1.74 billion, total deposits of  $1.84 billion and total stockholders’ equity of  $230.2 million. The Company employs approximately 284 full-time equivalent employees and has an assets-to-FTE ratio of approximately $7.8 million. For more information, see the Company’s website at www.bankfirstwi.bank.
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
On November 20, 2019, the Company entered into an Agreement and Plan of Merger with Tomah Bancshares, Inc. (Timberwood), a Wisconsin Corporation, under which Timberwood will merge with and into the Company and Timberwood’s banking subsidiary, Timberwood Bank, will merge with and into the Bank. The transaction is expected to close in the second quarter of 2020 and is subject to, among other items, approval by the shareholders of Timberwood and regulatory agencies. Merger consideration consists of 100% common stock of the Company, and will total roughly $32.6 million, subject to the fair market valuation of the Company’s common stock on the date of closing. Based on results as of December 31, 2019, the combined company would have total assets of approximately $2.40 billion, loans of approximately $1.80 billion and deposits of approximately $2.00 billion.
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
Recent Accounting Developments
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2015-14, Revenue from Contracts with Customers (Topic 606) (ASU 2015-14) was issued in August 2015 which deferred adoption to annual reporting periods beginning after December 15, 2017 and interim reporting periods within those annual periods. The timing of the Company’s revenue recognition did not materially change. Our largest portions of revenue, interest and fees on loans and gain on sales of loans, are specifically excluded from the scope of the guidance, and we currently recognize the majority of the remaining revenue sources in a manner that management believes is consistent with the new guidance. Unconsolidated subsidiaries of the Bank did have a material impact as a result of this ASU, and implementation resulted in a decrease of  $100,000 to retained earnings during 2019 and an increase of  $1,588,000 to retained earnings during 2018.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02). Certain aspects of this ASU were updated in July 2018 by the issuance of ASU 2018-10, Codification Improvements to Topic 842, Leases. The new guidance establishes the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. Entities will be required to recognize the lease assets and lease liabilities that arise from leases in the statement of financial position and to disclose qualitative and quantitative information about lease transactions, such as information about variable lease payments and options to renew and terminate leases. This guidance was effective for fiscal years beginning after December 15, 2018 including interim reporting periods within those fiscal years. The Company’s assets and liabilities increased by $1.7 million based on the present value of the remaining lease payments for leases in place at the adoption date.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Certain aspects of this ASU were updated in November 2018 by the issuance of ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. The main objective of the ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in the ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. During 2019 FASB issued ASU 2019-10 which delayed the effective date of ASU 2016-13 for smaller, publicly traded companies, until interim and annual periods beginning after December 15, 2022. This delay applies to the Company as it was classified as a “Smaller reporting company” as defined in Rule 12b-2 of the Exchange Act as of the date ASU 2019-10 was enacted. We are currently evaluating the impact of ASU 2016-13 on the consolidated financial statements, although the general expectation in the banking industry is that the implementation of this standard will result in higher required balances in the ALLL.
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
In March 2017, the FASB issued ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amendments in this ASU shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount as discounts continue to be accreted to maturity. This ASU was intended to more closely align the amortization period of premiums and discounts to expectations incorporated in market pricing on the underlying securities. In most cases, market participants price securities to the call date that produces the worst yield when the coupon is above current market rates and prices securities to maturity when the coupon is below market rates. As a result, the amendments more closely align interest income recorded on bonds held at a premium or a discount with the economics of the underlying instrument. This ASU was intended to reduce diversity in practice and was effective for fiscal years beginning after December 15, 2018, with early adoption permitted. Upon adoption, the amendments were applied using a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Additionally, in the period of adoption, an entity was to provide disclosures about a change in accounting principles. The adoption of this guidance did not have a significant impact on our consolidated financial statements as all premiums within our securities portfolio were already being amortized to the earliest call date prior to implementation.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments of this ASU better align an entity’s accounting and financial reporting for hedging activities with the economic objectives of those activities. The ASU was effective for fiscal years beginning after December 15, 2018 and interim reporting periods within those fiscal years, with early adoption permitted. The adoption of this guidance did not have a significant impact on our consolidated financial statements.
In June 2018, the FASB issued ASU 2018-07, Stock Compensation—Improvements to Nonemployee Share-Based Payment Accounting, which simplifies several aspects of the account for nonemployee share-based payment transactions for acquiring goods or services from nonemployees. The amendment was effective for the fiscal years beginning after December 15, 2018, including interim reporting periods within those fiscal years, with early adoption permitted. The adoption of this guidance did not have a significant impact on our consolidated financial statements.
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
RESULTS OF OPERATIONS
Results of Operations for the Years Ended December 31, 2019 and 2018
General.   Net income increased $1.2 million, or 4.9%, to $26.7 million for the year ended December 31, 2019, from $25.5 million for the year ended December 31, 2018. The primary reason for the increase in profitability was increased net interest income from the added scale as a result of the acquisition of Partnership, which impacted the second half of 2019. This was offset by larger provisions for loan losses during 2019, which were required due to significant charge-offs related to exiting certain relationships which were obtained through the Waupaca acquisition.
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
Net interest income after provision for loan losses increased by $4.2 million to $64.4 million for the year ended December 31, 2019, from $60.2 million for the year ended December 31, 2018. Interest income on loans increased by $10.8 million, or 15.0%, from 2018 to 2019. Total average interest-earning assets increased to $1.81 billion for the year ended December 31, 2019 from $1.66 billion for the year ended December 31, 2018. The Bank’s net interest margin increased 6 basis points to 3.95% for the year ended December 31, 2019, up from 3.89% for the year ended December 31, 2018.
Interest Income.   Total interest income increased $11.2 million, or 14.4%, to $89.1 million for the year ended December 31, 2019, up from $77.9 million for the year ended December 31, 2018. As noted, the increase was primarily due to loan growth from the acquisition of Partnership. The average balance of loans increased by $139.4 million during 2019. Interest income was also aided by a generally rising interest rate environment which occurred throughout 2018 and the first half of 2019.
Interest Expense.   Interest expense increased $4.7 million, or 31.3%, to $19.5 million for the year ended December 31, 2019, up from $14.8 million for the year ended December 31, 2018. The increase was driven by a $53.7 million increase in the average balance of interest-bearing liabilities as well as an increase in the average cost of interest-bearing liabilities, rising 32 basis points from 1.25% to 1.57%. As noted above, a generally rising interest rate environment occurred throughout 2018 and the first half of 2019. Interest expense from other borrowed funds decreased $0.9 million from 2018 to 2019, primarily due to a decrease of 57.8 million in the average balance of other borrowings year-over-year.
Interest expense on interest-bearing deposits increased by $5.5 million to $17.9 million for the year ended December 31, 2019, from $12.4 million for the year ended December 31, 2018. This increase was primarily due to a higher interest rate environment along with elevated levels of interest-bearing deposits from the acquisition of Partnership, which impacted the second half of 2019. The average cost of interest-bearing deposits was 1.50% for the year ended December 31, 2019, compared to 1.15% for the year ended December 31, 2018.
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
We recorded a provision for loan losses of  $5.3 million for the year ended December 31, 2019, compared to $2.9 million for the year ended December 31, 2018. Significant charge-offs occurring during the third quarter of 2019 necessitated increased provisions for loan losses during 2019. These charge-offs were the result of exiting certain relationships during that quarter which were originally acquired as part of the Waupaca transaction. These relationships were never anticipated to be long-term relationships for the Company, and this action had been foreshadowed since the transaction occurred during 2017.The ALLL was $11.4 million, or 0.66% of total loans, at December 31, 2019 compared to $12.2 million, or 0.86% of total loans at December 31, 2018.
Noninterest Income.   Noninterest income is an important component of our total revenues. A significant portion of our noninterest income is associated with service charges and income from the Bank’s unconsolidated subsidiaries, Ansay and UFS. Other sources of noninterest income include loan servicing fees, gains on sales of mortgage loans, and other income from strategic alliances.
Noninterest income increased $1.1 million to $12.6 million in 2019 compared to $11.5 million in 2018. Income from Ansay decreased by $0.3 million as a result of lower contingency income recorded during 2019 compared to 2018. As an insurance broker, Ansay’s profitability is subject to ongoing volatility due to variable claim history from year-to-year, which impacts the level of contingency income they receive. Income from UFS increased by $0.4 million from 2018 to 2019, the result of an increase in their customer base. Loan servicing income decreased by $0.9 million from 2018 to 2019. This decrease was the result of a negative valuation adjustment to the Bank’s mortgage servicing rights asset of  $0.7 million during 2019 versus a positive valuation adjustment of  $0.4 million during 2018. Offsetting this, however, was an increase of  $0.8 million in gains on sales of mortgage loans on the secondary market year-over-year. Finally, a restructuring of the Bank’s investment portfolio during 2019 led to a gain on sale of investments of  $0.9 million, an increase over a negligible loss during 2018. The major components of our noninterest income are listed in the table below:
	For the Years Ended December 31,
	2019	2018
	(In thousands)
Noninterest Income
Service Charges	$3,506	$3,493
Income from Ansay & Associates, LLC	1,792	2,114
Income from UFS, LLC	2,935	2,563
Loan Servicing income	550	1,478
Net gain on sales of mortgage loans	1,401	617
Net gain (loss) on sales of securities	868	(31)
Noninterest income from strategic alliances	95	90
Other	1,485	1,176
Total noninterest income	$12,632	$11,500
Noninterest Expense.   Noninterest expense increased $3.1 million to $42.7 million for the year ended December 31, 2019, up from $39.6 million for the year ended December 31, 2018. Personnel expense increased $1.4 million, or 6.5%, year-over-year, the result of staffing four additional locations for the second half of 2019 after the Partnership acquisition. Equipment and data processing expense as well as amortization of intangibles also all increased significantly from

2018 to 2019 as a result of the Partnership acquisition. Outside service fees were also negatively impacted by the Partnership acquisition during 2019, but this impact was more than offset by the lack of expenses that were incurred during 2018 during the process of becoming an SEC registrant. Charitable contributions returned to normal levels during 2019 after seeing several large one-time contributions during 2018. The major components of our noninterest expense are listed in the table below.
	For the Years Ended December 31,
	2019	2018
	(In thousands)
Noninterest Expense
Salaries, commissions, and employee benefits	$22,903	$21,500
Occupancy	3,860	3,498
Data Processing	4,509	3,619
Postage, stationary, and supplies	591	620
Net (gain) loss on sales and valuation of ORE	(73)	252
Advertising	268	220
Charitable Contributions	566	985
Outside service fees	3,041	3,132
Amortization of intangibles	1,069	756
Other	6,026	5,029
Total noninterest expenses	$42,760	$39,611
Income Tax Expense.   We recorded a provision for income taxes of  $7.6 million for the year ended December 31, 2019, compared to $6.6 million for the year ended December 31, 2018, reflecting effective tax rates of 22.1% and 20.6%, respectively. The effective tax rate for 2019 increased due to certain nondeductible expenses incurred as part of the Partnership acquisition.
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
	For the Years Ended December 31,
	2018	2017
	(In thousands)
Noninterest Expense
Salaries, commissions, and employee benefits	$21,500	$16,595
Occupancy	3,498	3,097
Data Processing	3,619	2,939
Postage, stationary, and supplies	620	452
Net (gain) loss on sales and valuation of ORE	252	(49)
Net loss on sales of securities	31	32
Advertising	220	183
Charitable Contributions	985	495
Outside service fees	3,132	3,317
Amortization of intangibles	756	132
Other	5,029	3,201
Total noninterest expenses	$39,642	$30,394
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

The following tables set forth the distribution of our average assets, liabilities and shareholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the periods indicated:
	For the Year Ended December 31,
	2019			2018			2017
	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)
	(dollars in thousands)
ASSETS
Interest-earning assets
Loans (2)
Taxable	$1,465,306	$78,230	5.34%	$1,338,614	$68,615	5.13%	$1,070,300	$46,871	4.38%
Tax-exempt	99,955	5,961	5.96%	87,233	4,413	5.06%	59,724	3,018	5.05%
Securities
Taxable (available for sale)	81,454	2,349	2.88%	73,090	2,193	3.00%	46,162	1,153	2.50%
Tax-exempt (available for sale)	52,015	1,848	3.55%	54,619	1,974	3.61%	57,616	2,187	3.80%
Taxable (held to maturity)	30,566	749	2.45%	27,000	632	2.34%	24,978	563	2.25%
Tax-exempt (held to maturity)	10,930	304	2.78%	13,094	388	2.96%	12,723	499	3.92%
Cash and due from banks	68,873	1,427	2.07%	66,118	1,152	1.74%	107,624	1,112	1.03%
Total interest-earning assets	1,809,099	90,868	5.02%	1,659,768	79,367	4.78%	1,379,127	55,403	4.02%
Non interest-earning assets	157,058			129,708			100,560
Allowance for loan losses	(11,804)			(12,288)			(11,251)
Total assets	$1,954,353			$1,777,188			$1,468,436
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Checking accounts	$90,273	$1,785	1.98%	$99,894	$1,125	1.13%	$91,828	$597	0.65%
Savings accounts	261,977	2,570	0.98%	168,254	881	0.52%	101,713	199	0.20%
Money market accounts	440,773	4,913	1.11%	428,052	4,253	0.99%	437,162	2,667	0.61%
Certificates of deposit	380,117	8,124	2.14%	371,332	5,819	1.57%	222,176	2,979	1.34%
Brokered Deposits	16,387	483	2.95%	10,476	305	2.91%
Total interest bearing deposits	1,189,527	17,875	1.50%	1,078,008	12,383	1.15%	852,879	6,442	0.76%
Other borrowed funds	53,261	1,623	3.05%	111,069	2,462	2.22%	123,544	1,290	1.04%
Total interest-bearing liabilities	1,242,788	19,498	1.57%	1,189,077	14,845	1.25%	976,423	7,732	0.79%
Non-interest bearing liabilities
Demand Deposits	495,039			408,403			337,431
Other liabilities	13,348			13,968			18,579
Total Liabilities	1,751,175			1,611,448			1,332,433
Shareholders’ equity	203,178			165,740			136,002
Total liabilities & sharesholders’ equity	$1,954,353			$1,777,188			$1,468,435
Net interest income on a fully taxable equivalent basis		71,370			64,522			47,671
Less taxable equivalent adjustment		(1,704)			(1,423)			(1,931)
Net interest income		$69,666			$63,099			$45,740
Net interest spread (3)			3.45%			3.53%			3.23%
Net interest margin (4)			3.95%			3.89%			3.45%
(1) Annualized on a fully taxable equivalent basis calculated using a federal tax rate of 21% for years ended December 31, 2019 and 2018, and 35% for year ended December 31, 2017.
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
	Twelve Months Ended December 31, 2019 Compared with Twelve Months Ended December 31, 2018			Twelve Months Ended December 31, 2018 Compared with Twelve Months Ended December 31, 2017
	Increase/(Decrease) Due to Change in			Increase/(Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)
Interest income
Loans
Taxable	$6,682	$2,933	$9,615	$11,750	$9,994	$21,744
Tax-exempt	695	853	1,548	1,390	5	1,395
Securities
Taxable (AFS)	236	(80)	156	673	367	1,040
Tax-exempt (AFS)	(93)	(33)	(126)	(114)	(99)	(213)
Taxable (HTM)	86	31	117	46	23	69
Tax-exempt (HTM)	(61)	(23)	(84)	15	(126)	(111)
Cash and due from banks	50	225	275	(429)	469	40
Total interest income	$7,595	$3,906	$11,501	$13,330	$10,634	$23,964
Interest expense
Deposits
Checking accounts	$(96)	$756	$660	$52	$476	$528
Savings accounts	658	1,031	1,689	130	552	682
Money market accounts	129	531	660	(56)	1,642	1,586
Certificates of deposit	141	2,164	2,305	2,000	840	2,840
Brokered Deposits	174	4	178	305	—	305
Total interest bearing deposits	1,006	4,486	5,492	2,431	3,510	5,941
Other borrowed funds	(2,996)	2,157	(839)	(130)	1,302	1,172
Total interest expense	(1,990)	6,643	4,653	2,301	4,812	7,113
Change in net interest income	$9,585	$(2,737)	$6,848	$11,029	$5,822	$16,851
CHANGES IN FINANCIAL CONDITION
Total Assets.   Total assets increased $417.0 million, or 23.3%, to $2.2 billion at December 31, 2019 from $1.79 billion at December 31, 2018.
Cash and Cash Equivalents.   Cash and cash equivalents decreased by $21.3 million, or 19.8%, to $86.5 million at December 31 2019 from $107.7 million at December 31, 2018.
Investment Securities.   The carrying value of total investment securities increased by $65.6 million to $225.2 million at December 31, 2019 from $159.7 million at December 31, 2018.
Loans.   Net loans increased by $308.7 million, or 21.8%, to $1.72 billion at December 31, 2019 from $1.42 billion at December 31, 2018.
Bank-Owned Life Insurance.   At December 31, 2019, our investment in bank-owned life insurance was $24.9 million, an increase of  $0.8 million from $24.2 million at December 31, 2018.
Deposits.   Deposits increased $286.1 million, or 18.4%, to $1.84 billion at December 31, 2019 from $1.56 billion at December 31, 2018.

Borrowings.   At December 31, 2019, borrowings consisted of advances from the FHLB of Chicago, as well as notes payable and subordinated debt to other banks. FHLB borrowings and notes payable to other banks totaled $39.8 million and $10.0 million, respectively, at December 31, 2019. There were no FHLB borrowings or notes payable outstanding as of December 31, 2018. Subordinated debt increased $7.1 million to $18.6 million at December 31, 2019 from $11.5 million at December 31, 2018. The increase in subordinated debt is entirely due to a borrowing that was acquired as part of the Partnership transaction.
Stockholders’ Equity.   Total stockholders’ equity increased $55.9 million, or 32.1%, to $230.2 million at December 31, 2019 from $174.3 million at December 31, 2018.
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
Our loan portfolio is our most significant earning asset, comprising 78.6%, 79.7% and 79.7% of our total assets as of December 31, 2019, 2018 and 2017, respectively. Our strategy is to grow our loan portfolio by originating quality commercial and consumer loans that comply with our credit policies and that produce revenues consistent with our financial objectives. We believe our loan portfolio is well-balanced, which provides us with the opportunity to grow while monitoring our loan concentrations.
Total loans increased $307.8 million, or 21.6%, to $1.74 billion as of December 31, 2019 as compared to $1.43 billion as of December 31, 2018. Our loan growth during the year ended December 31, 2019 has been comprised of an increase of  $5.1 million or 1.7% in commercial and industrial loans, an increase of  $144.8 million or 21.7% in commercial real estate loans, an increase of  $71.4 million or 117.4% in construction and development loans, an increase of  $79.9 million or 21.7% in residential 1-4 family loans and an increase of  $6.7 million or 20.1% in consumer and other loans. The increase in loans during the year ended December 31, 2019 is attributable to loans purchased as part of the Partnership transaction along with modest organic loan growth. This was offset by a reduction in loans which were acquired as part of the Waupaca transaction, which were primarily poor quality, out-of-market loan relationships which were never intended to be a long-term part of the Bank’s portfolio.
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

The following table presents the balance and associated percentage of each major category in our loan portfolio at December 31, 2019, 2018, 2017, 2016 and 2015:
	December 31,
	2019	% of Total	2018	% of Total	2017	% of Total	2016	% of Total	2015	% of Total
Commercial & industrial
Commercial & industrial	$302,538	17%	$297,576	21%	$263,787	19%	$202,275	20%	$219,416	23%
Deferred costs net of unearned fees	(158)	0%	(248)	0%	(239)	0%	(1)	0%	(114)	0%
Total commercial & industrial	302,380	17.4%	297,328	21%	263,548	19%	202,274	20%	219,302	23%
Commercial real estate
Owner Occupied	459,782	26%	416,097	29%	418,928	30%	280,081	27%	263,763	28%
Non-owner occupied	353,723	20%	252,717	18%	225,290	16%	171,357	17%	135,173	14%
Deferred costs net of unearned fees	(362)	0%	(465)	0%	(413)	0%	(74)	0%	(44)	0%
Total commercial real estate	813,143	46.8%	668,349	47%	643,805	46%	451,364	44%	398,892	42%
Construction & Development
Construction & Development	132,296	8%	60,927	4%	75,907	5%	51,904	5%	46,133	5%
Deferred costs net of unearned fees	(133)	0%	(125)	0%	(66)	0%	(47)	0%	(39)	0%
Total construction & development	132,163	7.6%	60,802	4%	75,841	5%	51,857	5%	46,094	5%
Residential 1-4 family
Residential 1-4 family	448,605	26%	368,673	26%	377,141	27%	283,193	28%	259,211	27%
Deferred costs net of unearned fees	25	0%	17	0%	139	0%	201	0%	130	0%
Total residential 1-4 family	448,630	25.84%	368,690	26%	377,280	27%	283,394	28%	259,341	27%
Consumer
Consumer	29,462	2%	26,854	2%	33,471	2%	28,418	3%	24,604	3%
Deferred costs net of unearned fees	124	0%	101	0%	90	0%	82	0%	59	0%
Total consumer	29,586	1.7%	26,955	2%	33,561	2%	28,500	3%	24,663	3%
Other Loans
Other	10,440	1%	6,369	0%	3,511	0%	8,866	1%	8,341	1%
Deferred costs net of unearned fees	1	0%	1	0%	1	0%	2	0%	4	0%
Total other loans	10,441	0.6%	6,370	0%	3,512	0%	8,868	1%	8,345	1%
Total loans	$1,736,343	100%	$1,428,494	100%	$1,397,547	100%	$1,026,257	100%	$956,637	100%
Our directors and officers and their associates are customers of, and have other transactions with, the Bank in the normal course of business. All loans and commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than normal risk of collection or present other unfavorable features. At December 31, 2019 and December 31, 2018, total loans outstanding to such directors and officers and their associates were $68.6 million and $84.1 million, respectively. During the year ended December 31, 2019, $27.9 million of additions and $43.4 million of repayments were made to these loans, compared to $59.7 million of additions and $41.3 million of repayments during the year ended December 31, 2018. At December 31, 2019 and December 31, 2018, all of the loans to directors and officers were performing according to their original terms.
Loan categories
The principal categories of our loan portfolio are discussed below:
Commercial and Industrial (C&I).   Our C&I portfolio totaled $302.4 million, $297.3 million and $263.5 million at December 31, 2019, 2018 and 2017, respectively, and represented 17%, 21% and 19% of our total loans, respectively. C&I loans increased 1.7% during 2019. C&I loans increased 12.8% during 2018 due to the increased business needs of customers in our markets in response to strong economic conditions in those markets. C&I loans increased 30.3% during 2017 due primarily to the Waupaca acquisition
Our C&I loan customers represent various small and middle-market established businesses involved in professional services, accommodation and food services, health care, financial services, wholesale trade, manufacturing, distribution, retailing and non-profits. Most clients are privately owned with markets that range from local to national in scope. Many of the loans to this segment are secured by liens on corporate assets and the personal guarantees of the principals. The regional economic strength or weakness impacts the relative risks in this loan category. There is little concentration in any one business sector, and loan risks are generally diversified among many borrowers.
Commercial Real Estate (CRE).   Our CRE loan portfolio totaled $813.1 million, $668.3 million and $643.8 million at December 31, 2019, 2018 and 2017, respectively, and represented 47%, 47% and 46% of our total loans, respectively. Our CRE loans increased 21.7% during 2019 due primarily to the Partnership acquisition. Our CRE loans increased 3.8% during 2018 due to modest organic loan growth spurred by the business needs of customers in our markets, offset by a planned reduction in out-of-market CRE loans acquired in the Waupaca acquisition that was planned at the time of acquisition
Our CRE loans are secured by a variety of property types including multifamily dwellings, retail facilities, office buildings, commercial mixed use, lodging and industrial and warehouse properties. We do not have any specific industry or customer concentrations in our CRE portfolio. Our commercial real estate loans are generally for terms up to twenty years, with loan-to-values that generally do not exceed 85%. Amortization schedules are long term and thus a balloon payment is generally due at maturity. Under most circumstances, the Bank will offer to rewrite or otherwise extend the loan at prevailing interest rates.
Construction and Development (C&D).   Our C&D loan portfolio totaled $132.2 million, $60.8 million and $75.8 million at December 31, 2019, 2018 and 2017, respectively, and represented 8%, 4% and 5% of our total loans, respectively. C&D loans increased 117.4% during 2019 due to a combination of loans acquired in the Partnership acquisition and strong development in both owner-occupied and multifamily developments in our markets due to a continued strong economy. C&D loans decreased 19.8% during 2018 as a result of targeted efforts to reduce this type of lending as it had approached an internally set maximum allowable percentage to regulatory capital during 2017
Our C&D loans are generally for the purpose of creating value out of real estate through construction and development work, and also include loans used to purchase recreational use land. Borrowers typically provide a copy of a construction or development contract which is subject to bank acceptance prior to loan approval. Disbursements are handled by a title company. Borrowers are required to inject their own equity into the project prior to any note proceeds being disbursed. These loans are, by their nature, intended to be short term and are refinanced into other loan types at the end of the construction and development period.
Residential 1-4 Family.   Our residential 1-4 family loan portfolio totaled $448.6 million, $368.7 million and $377.3 million at December 31, 2019, 2018 and 2017, respectively, and represented 26%, 26% and 27% of our total loans, respectively. Residential 1-4 family loans increased 21.7% during 2019 primarily as a result of the Partnership transaction.. Residential 1-4 family loans decreased 2.3% during 2018 as a result of an overall slowdown in the residential mortgage lending environment.
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
We were servicing mortgage loans sold to others without recourse of approximately $554.4 million, $316.5 million and $316.3 million at December 31, 2019, 2018 and 2017, respectively.
Loans sold with the retention of servicing assets result in the capitalization of servicing rights. Loan servicing rights are included in other assets and are subsequently amortized as an offset to other income over the estimated period of servicing. The net balance of capitalized servicing rights amounted to $4.3 million, $3.1 million and $2.6 million at December 31, 2019, 2018 and 2017, respectively.
Consumer Loans.   Our consumer loan portfolio totaled $29.6 million, $27.0 million and $33.6 million at December 31, 2019, 2018 and 2017, respectively, and represented and represented 2% of our total loans at the end of each period.. Consumer loans include secured and unsecured loans, lines of credit and personal installment loans. Our consumer loans increased by 9.8% during 2019. Our consumer loans decreased by 19.7% during 2018 due to one loan totaling $7.6 million, secured by a trust, which was paid in full when the trust grantor passed away.
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
Other Loans.   Our other loans totaled $10.4 million, $6.4 million and $3.5 million at December 31, 2019, 2018 and 2017, respectively, and are immaterial to the overall loan portfolio. The other loans category consists primarily of overdrawn depository accounts, loans utilized to purchase or carry securities and loans to nonprofit organizations.
Loan Portfolio Maturities.
The following tables summarize the dollar amount of loans maturing in our portfolio based on their loan type and contractual terms to maturity at December 31, 2019 and 2018, respectively. The tables do not include any estimate of prepayments, which can significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.
As of December 31, 2019	One Year or Less	One to Five Years	Over Five Years	Total
	(dollars in thousands)
Commercial & industrial	$93,244	$120,816	$88,320	$302,380
Commercial real estate	120,010	421,789	271,344	813,143
Construction & Development	27,079	43,132	61,952	132,163
Residential 1-4 family	27,120	65,537	355,973	448,630
Consumer and other	10,825	20,438	8,764	40,027
Total	$278,278	$671,712	$786,353	$1,736,343

As of December 31, 2018	One Year or Less	One to Five Years	Over Five Years	Total
	(dollars in thousands)
Commercial & industrial	$89,358	$111,354	$96,616	$297,328
Commercial real estate	114,017	313,836	240,496	668,349
Construction & Development	28,357	19,721	12,724	60,802
Residential 1-4 family	27,987	69,206	271,497	368,690
Consumer and other	4,980	21,385	6,960	33,325
Total	$264,699	$535,502	$628,293	$1,428,494
The following tables summarize the dollar amount of loans maturing in our portfolio based on whether the loan has a fixed or variable rate of interest and their contractual terms to maturity at December 31, 2019 and 2018, respectively. The tables do not include any estimate of prepayments, which can significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.
As of December 31, 2019	One Year or Less	One to Five Years	Over Five Years	Total
	(dollars in thousands)
Predetermined interest rates	$141,578	$574,071	$389,942	$1,105,591
Floating or adjustable interest rates	136,700	97,641	396,411	630,752
Total	$278,278	$671,712	$786,353	$1,736,343

As of December 31, 2018	One Year or Less	One to Five Years	Over Five Years	Total
	(dollars in thousands)
Predetermined interest rates	$143,333	$412,100	$267,221	$822,654
Floating or adjustable interest rates	121,366	123,402	361,072	605,840
Total	$264,699	$535,502	$628,293	$1,428,494
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
Our nonperforming assets consist of nonperforming loans and foreclosed real estate. Nonperforming loans are those on which the accrual of interest has stopped, as well as loans that are contractually 90 days past due on which interest continues to accrue. The composition of our nonperforming assets is as follows:
	As of December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands)
Nonaccruals	$5,093	$20,099	$18,127	$575	$1,348
Loans past due > 90 days, but still accruing	354	423	2,486	27	277
Total nonperforming loans	$5,447	$20,522	$20,613	$602	$1,625
Accruing troubled debt resructured loans	$1,844	$179	$185	$2,718	$429
Nonperforming loans as a percent of gross loans	0.31%	1.44%	1.47%	0.06%	0.17%
Nonperforming loans as a percent of total assets	0.25%	1.14%	1.18%	0.05%	0.13%

At December 31, 2019, 2018, 2017, 2016 and 2015, impaired loans had specific reserves of $840,000, $1,079,000, $281,000, $225,000 and $360,000, respectively. Levels of specific reserves are dependent on the specific underlying impaired loans at any given time, and the decrease in specific reserves as of December 31, 2019 is due to management’s determination of the collectability of loans considered impaired at that time. Management has evaluated the aforementioned loans and other loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for loan losses at December 31, 2019.
Until 2017, the steady decline in our nonperforming assets was the result of the consistent improvement in our overall credit quality as economic conditions in our markets have continued to improve. Our nonperforming assets have increased during the years ended December 31, 2018 and 2017, primarily due to the Waupaca acquisition, which included $19.4 million of loans which were considered nonperforming. This increase in nonperforming assets was anticipated in conjunction with the Waupaca acquisition, and management has and will continue to actively manage these relationships out of the Bank through pay downs, refinances with or sales of loans to other institutions, or foreclosure actions. As a result of these actions nonperforming assets declined sharply during 2019.
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
As of December 31, 2019 and 2018, the Company had specific reserves of  $80,000 and $353,000 for TDRs, respectively, and none of them have subsequently defaulted.
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

Loans totaling $60.3 million and $67.6 million were classified substandard under the Bank’s policy as of December 31, 2019 and 2018, respectively. The following table sets forth information related to the credit quality of our loan portfolio at December 31, 2019 and 2018.
Loan type (in thousands)	Pass	Watch	Substandard	Total
As of December 31, 2019
Commercial & industrial	$270,948	$19,074	$12,358	$302,380
Commercial real estate	693,642	72,610	46,891	813,143
Construction & Development	128,820	3,313	30	132,163
Residential 1-4 family	441,144	6,511	975	448,630
Consumer	29,517	37	32	29,586
Other loans	6,504	3,937	—	10,441
Total loans	$1,570,575	$105,482	$60,286	$1,736,343
Loan type (in thousands)	Pass	Watch	Substandard	Total
As of December 31, 2018
Commercial & industrial	$237,367	$40,377	$19,584	$297,328
Commercial real estate	497,871	126,904	43,574	668,349
Construction & Development	57,967	2,774	61	60,802
Residential 1-4 family	351,772	12,534	4,384	368,690
Consumer	26,887	49	19	26,955
Other loans	3,112	3,258	—	6,370
Total loans	$1,174,976	$185,896	$67,622	$1,428,494
ALLOWANCE FOR LOAN AND LEASE LOSSES
ALLL represents management’s estimate of probable and inherent credit losses in the loan portfolio. Estimating the amount of the ALLL require the exercise of significant judgment and the use of estimates related to the amount and timing of expected future cash flows or impaired loans, estimated losses on pools of homogenous loans based on historical loss experience, and consideration of other qualitative factors such as current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset on the consolidated balance sheets. Loan losses are charged off against the ALLL, while recoveries of amounts previously charged off are credited to the ALLL. A provision for loan losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors.
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
The following table summarizes the changes in our ALLL for the years indicated:
	Year ended December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands)
Period-end loans outstanding (net of unearned discount and deferred loan fees)	$1,736,343	$1,428,494	$1,397,547	$1,026,257	$956,637
Average loans outstanding (net of unearned discount and deferred loan fees)	$1,565,261	$1,425,867	$1,130,036	$978,747	$871,720
Balance of allowance for loan losses at the beginning of period	$12,248	$11,612	$10,728	$10,011	$9,258
Loans charged-off:
Commercial & industrial	1,229	35	4	6	2
Commercial real estate - owner occupied	4,994	2,374	0	0	113
Commercial real estate - non-owner occupied	62	0	1	0	0
Construction & Development	0	83	15	28	19
Residential 1-4 family	276	140	141	168	162
Consumer	76	48	7	12	7
Other Loans	41	37	50	24	36
Total loans charged-off	$6,678	$2,717	$218	$238	$339
Recoveries of loans previously charged off:
Commercial & industrial	11	2	7	500	17
Commercial real estate - owner occupied	356	158	0	0	5
Commercial real estate - non-owner occupied	60	3	0	0	17
Construction & Development	0	0	0	36	20
Residential 1-4 family	130	233	36	68	15
Consumer	11	12	1	20	7
Other Loans	8	10	3	11	3
Total recoveries of loans previously charged off:	576	418	47	635	84
Net Loan charge-offs (recoveries)	$6,102	$2,299	$171	$(397)	$255
Provision charged to operating expense	5,250	2,935	1,055	320	1,008
Balance at end of period	$11,396	$12,248	$11,612	$10,728	$10,011
Ratio of net charge offs (recoveries) during the year to average loans outstanding	0.39%	0.16%	0.02%	(0.04)%	0.03%
Ratio of allowance for loan losses to loans outstanding	0.66%	0.86%	0.83%	1.05%	1.06%
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

The following table summarizes an allocation of the ALLL and the related percentage of loans outstanding in each category for the periods below.
	As of December 31
	2019		2018		2017		2016		2015
(in thousands, except %)	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans
Loan Type:
Commercial & industrial	$2,320	17%	$3,021	21%	$2,362	19%	$1,905	20%	$2,064	23%
Commercial real estate - owner occupied	4,587	26%	3,750	29%	3,376	30%	3,238	27%	3,079	28%
Commercial real estate - non-owner occupied	1,578	20%	2,100	18%	1,987	16%	1,900	17%	1,399	14%
Construction & Development	548	8%	725	4%	945	5%	727	5%	314	5%
Residential 1-4 family	2,169	26%	2,472	26%	2,728	27%	2,685	28%	2,913	27%
Consumer	141	2%	148	2%	191	2%	189	3%	175	3%
Other Loans	53	1%	32	0%	23	0%	84	1%	67	1%
Total allowance	$11,396	100%	$12,248	100%	$11,612	100%	$10,728	100%	$10,011	100%
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
Deposits.   Our current deposit products include non-interest bearing and interest-bearing checking accounts, savings accounts, money market accounts, and certificate of deposits. As of December 31, 2019, deposit liabilities accounted for approximately 83.4% of our total liabilities and equity. We accept deposits primarily from customers in the communities in which our branches and offices are located, as well as from small businesses and other customers throughout our lending area. We rely on our competitive pricing and products, quality customer service, and convenient locations and hours to attract and retain deposits. Deposit rates and terms are based primarily on current business strategies, market interest rates, liquidity requirements and our deposit growth goals.
Total deposits were $1.84 billion, $1.56 billion and $1.51 billion as of December 31, 2019, 2018 and 2017, respectively. Noninterest-bearing deposits at December 31, 2019, 2018 and 2017 were $476.5 million, $448.8 million and $436.6 million, respectively, while interest-bearing deposits were $1.37 billion, $1.11 billion and $1.07 billion at December 31, 2019, 2018 and 2017, respectively.
At December 31, 2019, we had a total of  $389.0 million in certificates of deposit, including $15.6 million of brokered deposits, of which $3.0 million had remaining maturities of one year or less. Based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.

The following tables set forth the average balances of our deposits for the periods indicated:
	December 31,			December 31,			December 31,
	2019			2018			2017
	Amount	Percent	Weighted average rate	Amount	Percent	Weighted average rate	Amount	Percent	Weighted average rate
	(dollars in thousands)
Noninterest-bearing demand deposits	$495,039	29.4%	N/A	$408,403	27.5%	N/A	$337,431	28.3%	N/A
Interest-bearing checking deposits	90,273	5.4%	1.98%	99,894	6.7%	1.13%	91,828	7.7%	0.65%
Savings deposits	261,977	15.6%	0.98%	168,254	11.3%	0.52%	101,713	8.5%	0.20%
Money market accounts	440,773	26.2%	1.11%	428,052	28.8%	0.99%	437,162	36.7%	0.61%
Certificates of deposit	380,117	22.6%	2.14%	371,332	25.0%	1.57%	222,176	18.7%	1.34%
Brokered deposits	16,387	1.0%	2.95%	10,476	0.7%	2.91%	—	—	—
Total	$1,684,566	100%		$1,486,411	100%		$1,190,310	100%
Certificates of deposit of  $100,000 or greater by maturity are as follows:
	December 31,
	2019	2018	2017
	(dollars in thousands)
Less than 3 months remaining	$34,306	$26,366	$40,883
Over 3 to 6 months remaining	23,201	46,593	23,649
Over 6 to 12 months remaining	38,937	35,932	35,113
Over 12 months or more remaining	80,151	89,501	77,034
Total	$176,595	$198,392	$176,679
Retail certificates of deposit of  $100,000 or greater totaled $176.6 million, $198.4 million and $176.7 million at December 31, 2019, 2018 and 2017, respectively. Interest expense on retail certificates of deposit of  $100,000 or greater was $3.5 million, $2.5 million and $1.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.
The following table sets forth certificates of deposit (including brokered deposits) classified by interest rate as of the dates indicated:
	December 31,
	2019	2018	2017
	(dollars in thousands)
Interest Rate:
Less than 1.00%	168	1,824	15,688
1.00% to 1.99%	165,763	164,366	302,212
2.00% to 2.99%	190,164	204,825	56,022
3.00% to 3.99%	32,911	29,142	706
Total	$389,006	$400,157	$374,628
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
The following table summarizes securities sold under repurchase agreements, and the weighted average interest rates paid:
	Year ended December 31,
(dollars in thousands)	2019	2018	2017
Average daily amount of securities sold under repurchase agreements during the period	$21,522	$22,315	$26,537
Weighted average interest rate on average daily securities sold under repurcase agreements	2.14%	1.79%	1.01%
Maximum outstanding securities sold under repurchase agreements at any month-end	$45,865	$48,010	$53,745
Securities sold under repruchase agreements at period end	$45,865	$31,489	$47,568
Weighted average interest rate on securities sold under repurchase agreements at period end	1.47%	2.43%	1.44%
Lines of credit and other borrowings
The Company’s other borrowings have historically consisted primarily of FHLB of Chicago advances collateralized by a blanket pledge agreement on the Company’s FHLB capital stock and retail and commercial loans held in the Company’s portfolio. There were $39.8 million of advances outstanding from the FHLB at December 31, 2019. There were no advances outstanding from the FHLB as of December 31, 2018. From time to time the Company utilized short-term FHLB advances to fund liquidity during 2018
The total loans pledged as collateral were $815.2 million, $697.3 million and $564.4 million at December 31, 2019, 2018 and 2017, respectively. Outstanding letters of credit from the FHLB totaled $14.4 million, $55.0 million and $20.7 million at December 31, 2019, 2018 and 2017, respectively.
The following table summarizes borrowings, which consist of borrowings from the FHLB, and the weighted average interest rates paid:
	Year ended December 31,
(dollars in thousands)	2019	2018	2017
Average daily amount of borrowings outstanding during the period	$16,665	$73,464	$95,936
Weighted average interest rate on average daily borrowing	1.90%	1.75%	1.00%
Maximum outstanding borrowings outstanding at any month-end	$39,800	$100,000	$100,000
Borrowing outstanding at period end	$39,800	$—	$—
Weighted average intrest rate on borrowing at period end	1.80%	NA	NA
We maintain a $5.0 million line of credit with a commercial bank. At December 31, 2019, 2018 and 2017, we had outstanding balances on this note of  $5.0 million, $-0- and $5.0 million respectively. Borrowings under this note carry interest at a variable rate with a floor of 3.50% , due in full on May 25, 2020.
We also maintain another $5.0 million line of credit with another commercial bank. There were outstanding balances on this note of  $5.0 million as of December 31, 2019. There were no advances on this note at December 31, 2018 or 2017. Borrowings under this note carry interest at a variable rate with a floor of 3.25% , due in full on May 19, 2020.
During September 2017, the Company entered into subordinated note agreements with three separate commercial banks. The Company had up to twelve months from entering these agreements to borrow funds up to a maximum availability of  $22.5 million. As of December 31, 2019 and 2018, the Company had borrowed $11.5 million under these agreements. These notes were all issued with 10-year maturities, carry interest at a variable rate payable quarterly, are callable on or after the sixth anniversary of their issuance dates, and qualify for Tier 2 capital for regulatory purposes.
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
Securities available for sale consist of U.S. Treasury securities, obligations of states and political subdivision, mortgage-backed securities, and corporate notes. Securities classified as available for sale, which management has the intent and ability to hold for an indefinite period of time, but not necessarily to maturity, are carried at fair value, with unrealized gains and losses, net of related deferred income taxes, included in stockholders’ equity as a separate component of other comprehensive income. The fair value of securities available for sale totaled $181.5 million and included gross unrealized gains of  $3.4 million and gross unrealized losses of  $0.2 million at December 31, 2019. At December, 31 2018, the fair value of securities available for sale totaled $118.9 million and included gross unrealized gains of  $0.8 million and gross unrealized losses of $1.4 million.
Securities classified as held to maturity consist of U.S. Treasury securities and obligations of states and political subdivisions. These securities, which management has the intent and ability to hold to maturity, are reported at amortized cost. Securities held to maturity as of December 31, 2019 are carried at their amortized cost of  $43.7 million. At December 31, 2018, securities held to maturity totaled $40.8 million.
The Company recognized a net gain of  $0.2 million on the sale of an investment previously classified as an “other investment” and also a net gain on sale of investment securities of $0.6 million during the year ended December 31, 2019. The Company recognized a net loss on sale of investment securities of  $31,000 and $32,000 for the years ended December 31, 2018 and 2017, respectively.
As of December 31, 2019, the Company had an investment in commercial paper, issued by Toronto-Dominion Bank, with a book and fair value of  $24,880,000. This commercial paper totaled more than 10% of the Company’s stockholder’s equity and has a maturity date of April 9, 2020.

The following table sets forth the fair value of available for sale investment securities, the amortized costs of held to maturity and the percentage distribution at the dates indicated:
	December 31,
	2019		2018		2017
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Available for sale securities
U.S. Treasury securities	$—	0%	$—	0%	$498	0%
Obligations of U.S. Government sponsored agencies	12,060	7%	—	0%	—	0%
Obligations of states and political subdivisions	54,771	30%	51,893	44%	59,390	50%
Mortgage-backed securities	51,720	28%	50,569	42%	42,635	36%
Corporate notes	62,955	35%	16,444	14%	16,520	14%
Total securities available for sale	$181,506	100%	$118,906	100%	$119,043	100%
Held to maturity securities
U.S. Treasury securities	$33,527	77%	$28,975	71%	$25,426	64%
Obligations of states and political subdivisions	10,207	23%	11,793	29%	14,565	36%
Total securities held to maturity	$43,734	100%	$40,768	100%	$39,991	100%
Total	$225,240		$159,674		$159,034
The following tables set forth the composition and maturities of investment securities as of December 31, 2019 and December 31, 2018. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years		Total
	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)
	(dollars in thousands)
At December 31, 2019
Available for sale securities
Obligations of U.S. Government sponsored agencies	$—	—	$—	—	$—	—	$12,218	2.3%	$12,218	2.3%
Obligations of states and political subdivisions	1,685	3.1%	6,524	3.5%	13,153	3.7%	31,231	3.7%	52,593	3.6%
Mortgage-backed securities	1,469	2.1%	18,395	2.5%	19,514	2.9%	11,392	2.8%	50,770	2.7%
Corporate notes	45,752	1.8%	16,815	3.0%	—	0.0%	228	8.3%	62,795	2.1%
Total available for sale securities	$48,906	1.9%	$41,734	2.8%	$32,667	3.2%	$55,069	3.2%	$178,376	2.8%
Held to maturity securities
U.S. Treasury securities	$3,508	2.3%	$12,501	2.6%	$17,517	2.4%	$—	—	$33,526	2.4%
Obligations of states and political subdivisions	628	1.6%	4,276	2.4%	2,395	2.9%	2,909	3.8%	10,208	2.9%
Total held to maturity securities	$4,136	2.1%	$16,777	2.5%	$19,912	2.5%	$2,909	3.8%	$43,734	2.5%
Total	$53,042	1.9%	$58,511	2.8%	$52,579	2.9%	$57,978	3.2%	$222,110	2.7%

	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years		Total
	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)
	(dollars in thousands)
At December 31, 2018
Available for sale securities
Obligations of states and political subdivisions	3,681	3.4%	6,438	3.3%	8,092	3.5%	33,081	3.9%	51,292	3.7%
Mortgage-backed securities	1,838	1.6%	13,009	2.4%	34,810	2.9%	1,862	3.2%	51,519	2.7%
Corporate notes	—	—	11,770	2.9%	4,938	3.3%	—	—	16,708	3.0%
Total available for sale securities	$5,519	2.8%	$31,217	2.7%	$47,840	3.0%	$34,943	3.9%	$119,519	3.2%
Held to maturity securities
U.S. Treasury securities	$1,492	2.0%	$11,020	2.6%	$16,463	2.5%	$—	—	$28,975	2.5%
Obligations of states and political subdivisions	1,434	3.3%	3,140	2.1%	3,440	2.8%	3,779	3.6%	11,793	3.0%
Total held to maturity securities	$2,926	2.6%	$14,160	2.5%	$19,903	2.6%	$3,779	3.6%	$40,768	2.6%
Total	$8,445	2.7%	$45,377	2.7%	$67,743	2.9%	$38,722	3.8%	$160,287	3.0%

(1) Weighted Average Yield is shown on a fully taxable equivalent basis using a federal tax rate of 21% at December 31, 2019 and December 31, 2018, respectively.
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
As of December 31, 2019, 20 debt securities had gross unrealized losses, with an aggregate depreciation of 0.11% from our amortized cost basis. The largest unrealized loss percentage of any single security was 1.87% (or $6,000) of its amortized cost. The largest unrealized dollar loss of any single security was $67,000 (or 1.46%) of its amortized cost.
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
	Year ended December 31,
	2019	2018	2017	2016	2015
Return on average:
Total assets	1.37%	1.43%	1.04%	1.13%	1.14%
Stockholders’ equity	13.14%	15.36%	11.26%	12.01%	11.65%
Dividend payout ratio	20%	18%	26%	25%	24%
Average shareholders’ equity to average assets	10.42%	9.72%	9.22%	9.69%	9.61%

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
Capital Adequacy.    Total shareholders’ equity was $230.2 million at December 31, 2019, compared to $174.3 million at December 31, 2018, and $161.7 million at December 31, 2017. Our total shareholders’ equity increased during 2018 as a result of our profitability, reduced by dividends paid and common share repurchases. Our total shareholders’ equity increased during 2017 primarily as a result of the Waupaca acquisition, and to a lesser extent due to our profitability, reduced by dividends paid and common share repurchases.
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
	Actual		Minimum Capital Required for Capital Adequacy		Minimum Capital Required for Capital Adequacy Plus Capital Conservation Buffer Basel III Phase-In Schdule		Minimum Capital Required for Capital Adequacy Plus Capital Conservation Buffer Basel III Fully Phased In		Minimum To Be Well-Capitalized Under Ptompt Corective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At December 31, 2019
Bank First Corporation:
Total capital (to risk-weighted assets)	$208,900	10.4%	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Tier I capital (to risk-weighted assets)	178,882	8.9%	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	178,882	8.9%	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Tier I capital (to average assets)	178,882	8.5%	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Bank First, N.A:
Total capital (to risk-weighted assets)	$215,347	10.7%	161,163	8.0%	211,527	10.50%	211,527	10.5%	201,454	10.0%
Tier I capital (to risk-weighted assets)	203,951	10.1%	120,872	6.0%	171,236	8.50%	171,236	8.5%	161,163	8.0%
Common equity tier I capital (to risk-weighted assets)	203,951	10.1%	90,654	4.5%	141,018	7.00%	141,018	7.0%	130,945	6.5%
Tier I capital (to average assets)	203,951	9.7%	84,390	4.0%	84,390	4.00%	84,390	4.0%	105,487	5.0%
At December 31, 2018
Bank First Corporation:
Total capital (to risk-weighted assets)	$181,201	11.4%	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Tier I capital (to risk-weighted assets)	157,453	9.9%	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	157,453	9.9%	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Tier I capital (to average assets)	157,453	9.1%	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Bank First, N.A:
Total capital (to risk-weighted assets)	$178,668	11.2%	127,497	8.0%	157,459	9.88%	167,340	10.5%	159,372	10.0%
Tier I capital (to risk-weighted	166,420	10.4%	95,623	6.0%	125,585	7.88%	135,466	8.5%	127,497	8.0%
Common equity tier I capital (to risk-weighted assets)	166,420	10.4%	71,717	4.5%	101,679	6.38%	111,560	7.0%	103,592	6.5%
Tier I capital (to average assets)	166,420	9.6%	69,410	4.0%	69,410	4.00%	69,410	4.0%	86,762	5.0%
As previously mentioned, the Company carried $18.6 and $11.5 million of subordinated debt as of December 31, 2019 and 2018, respectively, which is included in total capital for the Company in the tables above.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, AND CONTINGENCIES
The Company has entered into contractual obligations and commitments. The following tables summarize the Company’s contractual cash obligations and other commitments by maturity at December 31, 2019:
	Payments Due—By Period as of December 31, 2019
CONTRACUAL OBLIGATIONS	Total	Less Than One Year	One to Three Years	Three to Five Years	After Five Years
	(dollars in thousands)
Certificates of deposit	$389,006	$214,360	$139,029	$33,019	$2,598
Subordinate debt	18,500	—	—	—	18,500
Line of credit	10,000	10,000	—	—	—
Operating lease obligations	3,969	133	253	172	3,411
Total contractual cash obligations	$421,475	$224,493	$139,282	$33,191	$24,509
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

Loan commitments and standby and direct pay letters of credit do not necessarily represent our future cash requirements because while the borrower has the ability to draw upon these commitments at anytime, these commitments occasionally expire without being drawn upon. Our off-balance sheet arrangements as of December 31, 2019 were as follows:
	Amounts of Commitments Expiring—By Period as of December 31, 2019
OTHER COMMITMENTS	Total	Less Than One Year	One to Three Years	Three to Five Years	After Five Years
	(dollars in thousands)
Unused lines of credit	$383,209	$194,890	$47,214	$28,215	$112,890
Standby and direct pay letters of credit	17,121	5,354	5,050	5,426	1,291
Credit card arrangements	11,148	—	—	—	11,148
Total commitments	$411,478	$200,244	$52,264	$33,641	$125,329
We closely monitor the amount of our remaining future commitments to borrowers in light of prevailing economic conditions and adjust these commitments as necessary. We will continue this process as new commitments are entered into or existing commitments are renewed.
Effects of Inflation
The effect of inflation on a financial institution differs significantly from the effect on an industrial company. While a financial institution’s operating expenses, particularly salary and employee benefits, are affected by general inflation, the asset and liability structure of a financial institution consists largely of monetary items. Monetary items, such as cash, investments, loans, deposits and other borrowings, are those assets and liabilities which are or will be converted into a fixed number of dollars regardless of changes in prices. As a result, changes in interest rates have a more significant impact on a financial institution’s performance than does general inflation. For additional information regarding interest rates and changes in net interest income see “Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Sensitivity.” Inflation may have impacts on the Bank’s customers, on businesses and consumers and their ability or willingness to invest, save or spend, and perhaps on their ability to repay loans. As such, there would likely be impacts on the general appetite of banking products and the credit health of the Bank’s customer base.

Selected Quarterly Financial Data
The following is selected financial data summarizing the results of operations for each quarter in the years ended December 31, 2019 and 2018.
	2019 Quarter Ended
(dollars in thousands, except per share data)	December 31,	September 30,	June 30,	March 31,
Interest income	$23,795	$25,489	$20,158	$19,723
Interest expense	5,015	5,176	4,784	4,523
Net interest income	18,780	20,313	15,374	15,200
Provision for loan losses	1,125	3,000	500	625
Noninterest income	3,211	3,145	2,736	3,540
Noninterest expense	11,182	12,087	9,955	9,536
Provision for income taxes	2,225	1,712	1,666	1,992
Net income attributable to Bank First Corporation	$7,459	$6,659	$5,989	$6,587
Net income available to common shareholders	$7,459	$6,659	$5,989	$6,587
Basic earnings per common share*	$1.05	$0.95	$0.91	$1.00
Diluted earnings per common share*	$1.04	$0.93	$0.90	$1.00
	2018 Quarter Ended
(dollars in thousands, except per share data)	December 31,	September 30,	June 30,	March 31,
Interest income	$19,753	$19,510	$19,372	$19,309
Interest expense	4,240	3,974	3,604	3,027
Net interest income	15,513	15,536	15,768	16,282
Provision for loan losses	750	800	900	485
Noninterest income	2,553	2,508	3,027	3,443
Noninterest expense	9,893	9,708	10,064	9,977
Provision for income taxes	1,362	1,604	1,431	2,200
Net income attributable to Bank First Corporation	$6,061	$5,932	$6,400	$7,063
Net income available to common shareholders	$6,061	$5,932	$6,400	$7,063
Basic earnings per common share*	$0.91	$0.89	$0.96	$1.05
Diluted earnings per common share*	$0.91	$0.89	$0.96	$1.05
*Cumulative quarterly per share performance may not equal annual per share totals due to the effects of the amount and timing of capital increases. When computing earnings per share for an interim period, the denominator is based on the weighted average shares outstanding during the interim period, and not on an annualized weighted average basis. Accordingly, the sum of the quarters’ earnings per share data will not necessarily equal the year to date earnings per share data.

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
As of December 31, 2019:
Change in Interest Rates (in Basis Points)	Percentage Change in Net Interst Income
+400	(0.6)%
+300	(0.4)%
+200	(0.2)%
+100	0.0%
-100	(1.1)%
As of December 31, 2018:
Change in Interest Rates (in Basis Points)	Percentage Change in Net Interst Income
+400	5.0%
+300	3.9%
+200	2.7%
+100	1.5%
-100	(4.1)%
Economic Value of Equity Analysis.    We also analyze the sensitivity of the Company’s financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between estimated changes in the present value of the Company’s assets and estimated changes in the present value of the Company’s liabilities assuming various changes in current interest rates. The Company’s economic value of equity analysis as of December 31, 2019 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Company would experience a 3.82% increase in the economic value of equity. At the same date, our analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, the Company would experience 3.24% decrease in the economic value of equity. The estimates of changes in the economic value of our equity require us to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on the economic value of our equity. Although our economic value of equity analysis provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of our equity and will differ from actual results.

ITEM 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Bank First Corporation
and Subsidiaries
Manitowoc, Wisconsin
Consolidated Financial Statements
Years Ended December 31, 2019, 2018 and 2017

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Bank First Corporation
Manitowoc, Wisconsin
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Bank First Corporation and subsidiaries (the “Company”) as of December 31, 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2019. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ Dixon Hughes Goodman LLP
We have served as the Company’s auditor since 2019.
Atlanta, Georgia
March 11, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors
Bank First Corporation
Manitowoc, Wisconsin
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Bank First Corporation and its subsidiaries (the “Company”) as of December 31, 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2018 and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Atlanta, Georgia
March 26, 2019

Bank First Corporation and Subsidiaries
Consolidated Balance Sheets
	December 31
	2019	2018
	(In Thousands, except share and per share data)
Assets
Cash and due from banks	$33,817	$41,435
Interest-bearing deposits	19,242	21,830
Federal funds sold	33,393	44,478
Cash and cash equivalents	86,452	107,743
Securities held to maturity, at amortized cost ($44,803 and $40,477 fair value at December 31, 2019 and 2018, respectively)	43,734	40,768
Securities available for sale, at fair value	181,506	118,906
Loans held for sale	587	—
Loans, net	1,724,947	1,416,246
Premises and equipment, net	35,286	24,489
Goodwill	43,456	15,024
Other investments	4,933	4,555
Cash value of life insurance	24,945	24,178
Identifiable intangible assets, net	9,666	5,297
Other real estate owned (“OREO”)	6,888	3,592
Investment in minority-owned subsidiaries	40,287	25,397
Other assets	7,481	6,970
TOTAL ASSETS	$2,210,168	$1,793,165
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Interest-bearing deposits	$1,366,846	$1,108,402
Noninterest-bearing deposits	476,465	448,765
Total deposits	1,843,311	1,557,167
Securities sold under repurchase agreements	45,865	31,489
Notes payable	49,790	—
Subordinated notes	18,622	11,500
Other liabilities	22,369	18,686
Total liabilities	1,979,957	1,618,842
Stockholders’ equity:
Serial preferred stock - $0.01 par value
Authorized - 5,000,000 shares	—	—
Common stock - $0.01 par value
Authorized - 20,000,000 shares
Issued - 7,902,742 and 7,368,083 shares as of December 31, 2019 and 2018, respectively
Outstanding - 7,084,728 and 6,610,358 shares as of December 31, 2019 and 2018, respectively	79	74
Additional paid-in capital	63,085	27,601
Retained earnings	189,494	168,363
Treasury stock, at cost - 818,014 and 757,725 shares as of December 31, 2019 and 2018, respectively	(24,941)	(21,349)
Accumulated other comprehensive income (loss)	2,494	(366)
Total stockholders’ equity	230,211	174,323
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,210,168	$1,793,165
See accompanying notes to consolidated financial statements.

Bank First Corporation and Subsidiaries
Consolidated Statements of Income
	Years Ended December 31
	2019	2018	2017
	(In Thousands, except per share amounts)
Interest income:
Loans, including fees	$82,939	$72,101	$48,863
Securities:
Taxable	3,134	2,915	1,833
Tax-exempt	1,662	1,776	1,664
Other	1,430	1,152	1,112
Total interest income	89,165	77,944	53,472
Interest expense:
Deposits	17,875	12,382	6,443
Securities sold under repurchase agreements	461	399	272
Borrowed funds	1,162	2,064	1,017
Total interest expense	19,498	14,845	7,732
Net interest income	69,667	63,099	45,740
Provision for loan losses	5,250	2,935	1,055
Net interest income after provision for loan losses	64,417	60,164	44,685
Noninterest income:
Service charges	3,506	3,493	2,950
Income from Ansay and Associates, LLC (“Ansay”)	1,792	2,114	1,663
Income from UFS, LLC (“UFS”)	2,935	2,563	2,390
Loan servicing income	550	1,478	1,158
Net gain on sales of mortgage loans	1,401	617	895
Net gain (loss) on sales of securities	634	(31)	(32)
Net gain on sale of other investments	234	—	—
Noninterest income from strategic alliances	95	90	94
Other	1,485	1,176	698
Total noninterest income	12,632	11,500	9,816
Noninterest expense:
Salaries, commissions, and employee benefits	22,903	21,500	16,595
Occupancy	3,860	3,498	3,097
Data processing	4,509	3,619	2,939
Postage, stationery, and supplies	591	620	452
Net (gain) loss on sales and valuations of OREO	(73)	252	(49)
Advertising	268	220	183
Charitable contributions	566	985	495
Outside service fees	3,041	3,132	3,317
Amortization of intangibles	1,069	756	132
Other	6,026	5,029	3,201
Total noninterest expense	42,760	39,611	30,362
Income before provision for income taxes	34,289	32,053	24,139
Provision for income taxes	7,595	6,597	8,826
Net Income	$26,694	$25,456	$15,313
Earnings per share - basic	$3.91	$3.81	$2.44
Earnings per share - diluted	$3.87	$3.81	$2.44
Dividends per share	$0.80	$0.68	$0.64
See accompanying notes to consolidated financial statements

Bank First Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
	Years Ended December 31
	2019	2018	2017
	(In Thousands)
Net Income	$26,694	$25,456	$15,313
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities:
Unrealized holding gains (losses) arising during period	4,378	(1,761)	962
Amortization of unrealized holding gains on securities transferred from available for sale to held to maturity	(44)	(76)	(131)
Reclassification adjustment for (gains) losses included in net income	(634)	31	32
Income tax benefit (expense)	(840)	463	(339)
Total other comprehensive income (loss)	2,860	(1,343)	524
Comprehensive income	$29,554	$24,113	$15,837
See accompanying notes to consolidated financial statements.

Bank First Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity
	Serial Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
	(In Thousands, except share and per share amounts)
Balance at January 1, 2017	$—	$67	$2,828	$134,773	$(10,437)	$292	$127,523
Net income	—	—	—	15,313	—	—	15,313
Reclassification adjustment for tax rate change	—	—	—	(161)	—	161	—
Other comprehensive income	—	—	—	—	—	524	524
Purchase of treasury stock	—	—	—	—	(3,631)	—	(3,631)
Sale of treasury stock	—	—	—	—	896	—	896
Shares issued in the acquistion of Waupaca Bancorporation, Inc. (653,523 shares)	—	7	24,677	—	—	—	24,684
Cash dividends ($0.64 per share)	—	—	—	(4,046)	—	—	(4,046)
Amortization of stock-based compensation	—	—	465	—	—	—	465
Vesting of restricted stock awards	—	—	(442)	—	442	—	—
Balance at December 31, 2017	—	74	27,528	145,879	(12,730)	977	161,728
Net income	—	—	—	25,456	—	—	25,456
Change in accounting principle in unconsolidated subsidiary	—	—	—	1,558	—		1,558
Other comprehensive loss	—	—	—	—	—	(1,343)	(1,343)
Purchase of treasury stock	—	—	—	—	(10,449)	—	(10,449)
Sale of treasury stock	—	—	—	—	1,347	—	1,347
Cash dividends ($0.68 per share)	—	—	—	(4,530)	—	—	(4,530)
Amortization of stock-based compensation	—	—	556	—	—	—	556
Vesting of restricted stock awards	—	—	(483)	—	483	—	—
Balance at December 31, 2018	—	74	27,601	168,363	(21,349)	(366)	174,323
Net income	—	—	—	26,694	—	—	26,694
Change in accounting principle in unconsolidated subsidiary	—	—	—	(100)	—	—	(100)
Other comprehensive income	—	—	—	—	—	2,860	2,860
Purchase of treasury stock	—	—	—	—	(4,205)	—	(4,205)
Issuance of treasury stock as deferred compensation payout	—	—	26	—	88	—	114
Shares issued in the acquisition of Partnership Community Bancshares, Inc. (534,659 shares)	—	5	35,298	—	—	—	35,303
Cash dividends ($0.80 per share)	—	—	—	(5,463)	—	—	(5,463)
Amortization of stock-based compensation	—	—	685	—	—	—	685
Vesting of restricted stock awards	—	—	(525)	—	525	—	—
Balance at December 31, 2019	$—	$79	$63,085	$189,494	$(24,941)	$2,494	$230,211
See accompanying notes to consolidated financial statements.

Bank First Corporation and Subsidiaries
Consolidated Statements of Cash Flows
	Years Ended December 31
	2019	2018	2017
	(In Thousands)
Cash flows from operating activities:
Net income	$26,694	$25,456	$15,313
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,250	2,935	1,055
Depreciation and amortization of premises and equipment	1,273	1,116	1,126
Amortization of intangibles	1,069	756	132
Net amortization of securities	388	406	678
Amortization of stock-based compensation	685	556	465
Accretion of purchase accounting valuations	(7,077)	(6,056)	(1,626)
Net change in deferred loan fees and costs	(216)	231	651
Expense for deferred income taxes	856	1,148	624
Change in fair value of mortgage servicing rights (“MSR”) and other investments	775	(119)	224
Loss from sale and disposal of premises and equipment	23	455	—
(Gain) loss on sale of OREO and valuation allowance	(73)	252	(49)
Proceeds from sales of mortgage loans	86,057	37,891	51,365
Originations of mortgage loans held for sale	(85,983)	(37,630)	(50,898)
Gain on sales of mortgage loans	(1,401)	(617)	(895)
Realized (gain) loss on sale of securities available for sale and other investments	(868)	31	32
Undistributed income of UFS joint venture	(2,935)	(2,563)	(2,390)
Undistributed income of Ansay joint venture	(1,792)	(2,114)	(1,663)
Net earnings on life insurance	(625)	(608)	(549)
(Increase) decrease in other assets	(720)	306	278
Increase in other liabilities	1,268	1,220	4,450
Net cash provided by operating activities	22,648	23,052	18,323
Cash flows from investing activities, net of effects of business combination:
Activity in securities available for sale and held to maturity:
Sales	45,506	4,467	48,906
Maturities, prepayments, and calls	13,364	15,559	12,970
Purchases	(103,848)	(22,909)	(49,594)
Net increase in loans	(36,496)	(29,229)	(46,708)
Dividends received from UFS	2,108	1,505	915
Dividends received from Ansay	1,329	1,432	964
Proceeds from sale of loans acquired in business combination	—	—	13,000
Proceeds from sale of OREO	1,704	3,736	329
Proceeds from sales of other investments	984	2,671	500
Net purchases of FHLB Stock	(65)	—	—
Proceeds from life insurance	—	152	—
Proceeds from sale of premises and equipment	—	445	—
Purchases of premises and equipment	(7,268)	(7,927)	(2,825)
Investment in Ansay	(13,700)	—	—
Net cash used in business combination	(9,771)	—	(19,882)
Net cash used in investing activities	(106,153)	(30,098)	(41,425)
See accompanying notes to consolidated financial statements.

Bank First Corporation and Subsidiaries
Consolidated Statements of Cash Flows - (continued)
	Years Ended December 31
	2019	2018	2017
	(In Thousands)
Cash flows from financing activities, net of effects of business combination:
Net increase in deposits	$17,506	$51,023	$34,241
Net (decrease) increase in securities sold under repurchase agreements	14,376	(16,079)	(2,538)
Proceeds from advances of borrowed funds	34,000	1,214,200	476,500
Repayment of borrowed funds	(4,000)	(1,214,200)	(476,500)
Proceeds from revolving line of credit	10,000	—	5,000
Repayment of revolving line of credit	—	(5,000)	—
Proceeds from note payable	—	—	3,500
Repayment of note payable	—	(3,500)	—
Proceeds from subordinated debt	—	—	11,500
Dividends paid	(5,463)	(4,530)	(4,046)
Proceeds from sales of common stock	—	1,347	896
Repurchase of common stock	(4,205)	(10,449)	(3,631)
Net cash provided by financing activities	62,214	12,812	44,922
Net increase (decrease) in cash and cash equivalents	(21,291)	5,766	21,820
Cash and cash equivalents at beginning of year	107,743	101,977	80,157
Cash and cash equivalents at end of year	$86,452	$107,743	$101,977
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$18,938	$14,440	$6,751
Income taxes	6,677	5,775	7,981
Supplemental schedule of noncash activities:
Loans transferred to OREO	4,927	1,310	2,259
MSR resulting from sale of loans	740	356	428
Amortization of unrealized holding gains on securities transferred from available for sale to held to maturity recognized in other comprehensive income, net of tax	(35)	(60)	(80)
Change in unrealized gains and losses on investment securities available for sale, net of tax	2,895	(1,367)	604
Payment of deferred compensation through issuance of treasury stock	114	—	—
Initial recognition of right-of-use lease asset and liability	1,699	—	—
Acquisition:
Fair value of assets acquired	$307,768	$—	$418,235
Fair value of liabilities assumed	286,612	—	347,276
Net assets acquired	$21,156	$—	$70,959
Common stock issued in acquisition	$35,303	$—	$24,684
See accompanying notes to consolidated financial statements.

Bank First Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 1 Summary of Significant Accounting Policies
The accounting and reporting policies of Bank First Corporation and Subsidiaries (“Corporation”) conform to generally accepted accounting principles (“GAAP”) in the United States and general practices within the financial institution industry. Significant accounting and reporting policies are summarized below.
Principles of Consolidation
The consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries, Veritas Asset Holdings, LLC (“Veritas”) and Bank First, National Association (“Bank”). The Bank’s wholly owned subsidiaries are Bank First Investments, Inc. and TVG Holdings, Inc. (“TVG”). All significant intercompany balances and transactions have been eliminated. The Bank and TVG have investments in minority-owned subsidiaries that are accounted for using the equity method in the consolidated financial statements. The Bank owns 49.8% of UFS which provides data processing solutions to over 60 banks in the Midwest. TVG owns 40.0% of Ansay providing clients throughout the Midwest with superior insurance and risk management solutions.
Organization
The Corporation provides a variety of financial services to individual and business customers, primarily located in Wisconsin, through the Bank. The Bank is subject to competition from other traditional and nontraditional financial institutions and is also subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities including the Office of the Comptroller of the Currency and the Federal Reserve Bank.
Use of Estimates in Preparation of Financial Statements
The preparation of the accompanying consolidated financial statements in conformity with GAAP in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from these estimates. The allowance for loan losses, carrying value of real estate owned, carrying value of goodwill, fair value of mortgage servicing rights, and fair values of financial instruments are inherently subjective and are susceptible to significant change.
Business Combinations
The Corporation accounts for business combinations under the acquisition method of accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations. The Corporation recognizes the full fair value of the assets acquired and liabilities assumed and immediately expenses transaction costs. There is no separate recognition of the acquired allowance for loan losses on the acquirer’s balance sheet as credit related factors are incorporated directly into the fair value of the net tangible and intangible assets acquired. If the amount of consideration exceeds the fair value of assets purchased less the fair value of liabilities assumed, goodwill is recorded. Alternatively, if the amount by which the fair value of assets purchased exceeds the fair value of liabilities assumed and consideration paid, a gain (bargain purchase gain) is recorded. Fair values are subject to refinement for up to one year after the closing date of an acquisition as information relative to closing date fair values becomes available. Results of operations of the acquired business are included in the statement of income from the effective date of the acquisition. Additional information regarding acquisitions is provided in Note 2.
Cash and Cash Equivalents
For purposes of reporting cash flows in the consolidated financial statements, cash and cash equivalents include cash on hand, interest-bearing and noninterest-bearing accounts in other financial institutions, and federal funds sold, all of which have original maturities of three months or less. Generally, federal funds are purchased and sold for one day periods. In the normal course of business, the Corporation maintains cash and due from bank balances with correspondent banks. Accounts at each institution that are insured by the Federal Deposit Insurance Corporation have up to $250,000 of insurance. Total uninsured balances held at December 31, 2019 and 2018 were approximately $1,900,000 and $1,013,000, respectively. The Bank is required to maintain deposits on hand or with the Federal Reserve Bank to meet specific reserve requirements. For December 31, 2019 and 2018 those required reserves were approximately $26,184,000 and $28,302,000 respectively.
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
Other Investments
Other investments are carried at cost, or, where available, recently observable market prices, which approximates fair value, and consist of Federal Home Loan Bank of Chicago (“FHLB”) stock, Federal Reserve Bank stock, Bankers’ Bancorporation stock and preferred stock in a community development project. Other investments are evaluated for impairment at least on an annual basis.
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
The accrual of interest is discontinued when a loan becomes 90 days past due and is not both well collateralized and in the process of collection, or when management believes, after considering economic and business conditions and collection efforts, that the principal or interest will not be collectible in the normal course of business. When loans are placed on nonaccrual or charged off, all unpaid accrued interest is reversed and additional income is recorded only to the extent that payments are received and the collection of principal is reasonably assured. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, when the obligation has performed in accordance with the contractual terms for a reasonable period of time, and future payments of principal and interest are reasonably assured. Loans are considered impaired if it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Total impaired loans are evaluated based on the fair value of the collateral rather than on discounted cash flow basis.
Loans and Related Interest Income - Acquired
Acquired loans are recorded at their estimated fair value at the acquisition date, and are initially classified as either purchase credit impaired (“PCI”) loans (i.e. loans that reflect credit deterioration since origination and it is probable at acquisition that the Corporation will be unable to collect all contractually required payments) or purchased non-impaired loans (i.e. performing acquired loans).
PCI loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality, found in FASB ASC Topic 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality. The Corporation estimates the amount and timing of expected principal, interest and other cash flows for each loan or pool of loans meeting the criteria above, and determines the excess of the loan’s scheduled contractual principal and contractual interest payments over all cash flows expected to be collected at acquisition as an amount that should not be accreted. These credit discounts (nonaccretable marks) are included in the determination of the initial fair value for acquired loans; therefore, an allowance for loan losses is not recorded at the acquisition date. Differences between the estimated fair values and expected cash flows of acquired loans at the acquisition date that are not credit-based (accretable marks) are subsequently accreted to interest income over the estimated life of the loans using a method that approximates a level yield method if the timing and amount of the future cash flows is reasonably estimable. Subsequent to the acquisition date for PCI loans, increases in cash flows over those expected at the acquisition date result in a move of the discount from nonaccretable to accretable. Decreases in expected cash flows after the acquisition date are recognized through the provision for loan losses.
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

Allowance for Loan Losses - Originated
The allowance for loan losses (“ALL”) is established through a provision for loan losses charged to expense as losses are estimated to have occurred. Loan losses are charged against the allowance when management believes that the collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.
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
For PCI loans after acquisition, cash flows expected to be collected are recast for each loan periodically as determined appropriate by management. If the present value of expected cash flows for a loan is less than its carrying value, impairment is reflected by an increase in the ALL and a charge to the provision for loan losses. If the present value of the expected cash flows for a loan is greater than its carrying value, any previously established ALL is reversed and any remaining difference increases the accretable yield which will be taken into income over the remaining life of the loan. Loans which were considered troubled debt restructurings by Partnership Community Bancshares, Inc. and Waupaca Bancorporation, Inc. prior to the acquisition are not required to be classified as troubled debt restructurings in the Corporation’s consolidated financial statements unless or until such loans would subsequently meet criteria to be classified as such, since acquired loans were recorded at their estimated fair values at the time of the acquisition.
Premises and Equipment
Premises and equipment are stated at cost less accumulated depreciation computed on the straight-line method over the estimated useful lives of the assets. Premises and equipment acquired in corporate acquisitions are recorded at estimated fair value on the date of acquisition. Maintenance and repair costs are charged to expense as incurred. Gains or losses on disposition of premises and equipment are reflected in income. Premises and equipment, and other long-term assets, are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.
Depreciation expense is computed using the straight-line method over the following estimated useful lives.
Buildings and improvements	40 years
Land improvements	20 years
Furniture, fixtures and equipment	2-7 years
Other Real Estate Owned
Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure less estimated costs to sell the asset, establishing a new cost basis. Any write downs at the time of foreclosure are charged to the allowance for loan loss. OREO properties acquired in conjunction with corporate acquisitions are recorded at fair value on the date of acquisition. Subsequent to foreclosure, valuations are periodically performed by management, and a valuation allowance is established if fair value declines below carrying value. Costs relating to the development and improvement of the property are capitalized. Revenue and expenses from operations and changes in the valuation allowance are included in other expenses.
Intangible Assets and Goodwill
Intangible assets consist of the value of core deposits and mortgage servicing assets and the excess of purchase price over fair value of net assets (goodwill). Core deposits are stated at cost less accumulated amortization and are amortized on a sum of the year’s digits basis over a period of one to ten years. See Note 2 for additional information on acquisitions completed in 2019 and 2017.
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
The Corporation evaluated goodwill and core deposit intangibles for impairment during 2019, 2018 and 2017, determining that there was no goodwill or core deposit intangible impairment.
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
Advertising
Advertising costs are generally expensed as incurred.
Per Share Computations
Weighted average shares outstanding were 6,820,225, 6,673,758, and 6,285,901 for the years ended December 31, 2019, 2018 and 2017, respectively. All outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends are considered participating securities for basic and diluted earnings per share calculations. There were 82,391 average shares of dilutive instruments outstanding during the year ended December 31, 2019. There were no dilutive instruments outstanding during 2018 or 2017.
Loss Contingencies
Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe that there are any such matters that will have a material effect on the consolidated financial statements at December 31, 2019 and 2018.
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
Reclassifications
Certain 2018 and 2017 amounts have been reclassified to conform to the presentation used in 2019. These reclassifications had no effect on the operations, financial condition or cash flows of the Corporation.
New Accounting Pronouncements
In May 2014, the FASB issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2015-14, Revenue from Contracts with Customers (Topic 606) (ASU 2015-14) was issued in August 2015 which defers adoption to annual reporting periods beginning after December 15, 2017 and interim reporting periods within that year. The timing of the Corporation’s revenue recognition did not materially change. The Corporation’s largest portions of revenue, interest and fees on loans and gain on sales of loans, are specifically excluded from the scope of the guidance, and the Corporation currently recognizes the majority of the remaining revenue sources in a manner that management believes is consistent with the new guidance. Unconsolidated subsidiaries of the Bank did have a material impact as a result of this ASU, and implementation resulted in a decrease of  $100,000 to retained earnings during 2019 and an increase of  $1,588,000 to retained earnings during 2018.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02). Certain aspects of this ASU were updated in July 2018 by the issuance of ASU, 2018-10, Codification Improvements to Topic 842, Leases. The new guidance established the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. Entities are required to recognize the lease assets and lease liabilities that arise from leases in the statement of financial position and to disclose qualitative and quantitative information about lease transactions, such as information about variable lease payments and options to renew and terminate leases. This guidance was effective for fiscal years beginning after December 15, 2018 and interim reporting periods within that year. See Note 21 for details concerning how the adoption of this ASU impacted the Corporation’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Certain aspects of this ASU were updated in November 2018 by the issuance of ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. The main objective of the ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in the ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. During 2019 FASB issued ASU 2019-10 which delayed the effective date of ASU 2016-13 for smaller, publicly traded companies, until interim and annual periods beginning after December 15, 2022. This delay applies to the Corporation as it was classified as a “Smaller reporting company” as defined in Rule 12b-2 of the Exchange Act as of the date ASU 2019-10 was enacted. The Corporation is currently evaluating the impact of ASU 2016-13 on the consolidated financial statements, although the general expectation in the banking industry is that the implementation of this standard will result in higher required balances in the allowance for loan losses.
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this ASU were issued to address concerns over the cost and complexity of the two-step goodwill impairment test and resulted in the removal of the second step of the test. The amendments require an entity to apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. This ASU is intended to reduce the cost and complexity of the two-step goodwill impairment test and is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted for testing performed after January 1, 2017. Upon adoption, the amendments should be applied on a prospective basis and the entity is required to disclose the nature of and reason for the change in accounting principle upon transition. The adoption of this guidance is not expected to have a significant impact on the Corporation’s consolidated financial statements.
In March 2017, the FASB issued ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amendments in this ASU shortened the amortization period for certain callable debt securities held at a premium. Specifically, the amendments required the premium to be amortized to the earliest call date. The amendments did not require an accounting change for securities held at a discount as discounts continue to be accreted to maturity. This ASU was intended to more closely align the amortization period of premiums and discounts to expectations incorporated in market pricing on the underlying securities. In most cases, market participants price securities to the call date that produces the worst yield when the coupon is above current market rates and prices securities to maturity when the coupon is below market rates. As a result, the amendments more closely aligned interest income recorded on bonds held at a premium or a discount with the economics of the underlying instrument. This ASU was intended to reduce diversity in practice and was effective for fiscal years beginning after December 15, 2018, with early adoption permitted. Upon adoption, the amendments were applied using a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Additionally, in the period of adoption, an entity was to provide disclosures about a change in accounting principles. The adoption of this guidance did not have an impact on the Corporation’s consolidated financial statements as all premiums within its securities portfolio were already being amortized to the earliest call date prior to implementation.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments of this ASU better align an entity’s accounting and financial reporting for hedging activities with the economic objectives of those activities. The ASU was effective for fiscal years beginning after December 15, 2018 and interim reporting periods within that fiscal year, with early adoption permitted. The adoption of this guidance did not have a significant impact on the Corporation’s consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Stock Compensation—Improvements to Nonemployee Share-Based Payment Accounting, which simplified several aspects of the accounting for nonemployee share-based payment transactions for acquiring goods or services from nonemployees. The amendment was effective for the fiscal years beginning after December 15, 2018, with early adoption permitted. The adoption of this guidance did not have a significant impact on the Corporation’s consolidated financial statements.
Note 2 Acquisitions
Partnership Community Bancshares, Inc.
On July 12, 2019, the Corporation completed a merger with Partnership Community Bancshares, Inc. (“Partnership”), a bank holding company headquartered in Cedarburg, Wisconsin, pursuant to the Agreement and Plan of Bank Merger, dated as of January 22, 2019 and as amended on April 30, 2019, by and among the Corporation and Partnership, whereby Partnership merged with and into the Corporation, and Partnership Bank, Partnership’s wholly-owned banking subsidiary, merged with and into the Bank. Partnership’s principal activity was the ownership and operation of Partnership Bank, a state-chartered banking institution that operated four branches in Wisconsin at the time of closing. The merger consideration totalled approximately $49,588,000.
Pursuant to the terms of the Merger Agreement, Partnership shareholders had the option to receive either 0.34879 shares of the Corporation’s common stock or $17.3001 in cash for each outstanding share of Partnership common stock, and cash in lieu of any remaining fractional share. The stock versus cash elections by the Partnership shareholders were subject to final consideration being made up of approximately $14,285,000 in cash and 534,659 shares of Corporation common stock, valued at approximately $35,303,000 (based on a value of  $66.03 per share on the closing date).
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
The fair value of the assets acquired and liabilities assumed on July 12, 2019 was as follows:
(in thousands)	As Recorded by Partnership Community Bancshares	Fair Value Adjustments	As Recorded by Bank First Corporation
Cash, cash equivelants and securities	$21,447	$(291)	$21,156
Other investments	441		441
Loans	276,279	(957)	275,322
Premises and equipment, net	6,066	(2,940)	3,126
Core deposit intangible	—	4,236	4,236
Other assets	3,668	(181)	3,487
Total assets acquired	$307,901	$(133)	$307,768
Deposits	$268,653	$154	$268,807
Subordinated debt	7,000	195	7,195
Other borrowings	9,800	(18)	9,782
Other liabilities	841	(13)	828
Total liabilities assumed	$286,294	$318	$286,612
Excess of assets acquired over liabilties assumed	$21,607	$(451)	$21,156
Less: purchase price			49,588
Goodwill			$28,432

Waupaca Bancorporation, Inc.
On October 27, 2017, the Corporation completed a merger with Waupaca Bancorporation, Inc. (“Waupaca”), a bank holding company headquartered in Waupaca, Wisconsin, pursuant to the Agreement and Plan of Bank Merger, dated as of May 11, 2017 and as amended on July 20, 2017, by and among the Corporation, BFNC Merger Sub, LLC, a wholly-owned subsidiary of the Corporation, and Waupaca, whereby Waupaca merged with and into the Corporation, and First National Bank, Waupaca’s wholly-owned banking subsidiary, was merged with and into the Bank. Waupaca’s principal activity was the ownership and operation of First National Bank, a national banking institution that operated eight (8) branches in Wisconsin at the time of closing. The merger consideration totalled approximately $78,060,000, 70% of which was distributed in cash and 30% of which was distributed in the form of Corporation common stock.
The fair value of the assets acquired and liabilities assumed on October 27, 2017 was as follows:
(in thousands)	As recorded by Waupaca Bancorporation, Inc.	Fair Value Adjustment	As recorded by Bank First Corporation
Cash, cash equivalents and securities	$62,174	$(400)	$61,774
Loans	337,548	1,716	339,264
Other real estate owned	3,348	(640)	2,708
Premises and equipment, net	7,661	(4,105)	3,556
Core deposit intangible	—	3,097	3,097
Other assets	8,182	(346)	7,836
Total assets acquired	$418,913	$(678)	$418,235
Deposits	$344,798	$810	$345,608
Other liabilities	1,605	63	1,668
Total liabilities assumed	$346,403	$873	$347,276
Excess of assets acquired over liabilities assumed	$72,510	$(1,551)	$70,959
Less: purchase price			78,060
Goodwill (originally recorded)			7,101
Refinement to fair value estimates during 2018			(61)
Goodwill (after refinement)			$7,040
Note 3 Securities
The following is a summary of available for sale securities (dollar amounts in thousands):
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2019
Obligations of U.S. Government sponsored agencies	$12,218	$—	$(158)	$12,060
Obligations of states and political subdivisions	52,594	2,197	(20)	54,771
Mortgage-backed securities	50,770	988	(38)	51,720
Corporate notes	62,794	172	(11)	62,955
Total available for sale securities	$178,376	$3,357	$(227)	$181,506
December 31, 2018
Obligations of states and political subdivisions	$51,292	$709	$(108)	$51,893
Mortgage-backed securities	51,519	66	(1,016)	50,569
Corporate notes	16,708	—	(264)	16,444
Total available for sale securities	$119,519	$775	$(1,388)	$118,906

The following is a summary of held to maturity securities (dollar amounts in thousands):
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2019
U.S. Treasury securities	$33,527	$1,076	$(22)	$34,581
Obligations of states and political subdivisions	10,207	15	—	10,222
Total held to maturity securities	$43,734	$1,091	$(22)	$44,803
December 31, 2018
U.S. Treasury securities	$28,975	$92	$(389)	$28,678
Obligations of states and political subdivisions	11,793	6	—	11,799
Total held to maturity securities	$40,768	$98	$(389)	$40,477
At December 31, 2019, unrealized losses in the investment securities portfolio related to debt securities. The unrealized losses on these debt securities arose primarily due to changing interest rates and are considered to be temporary. From the December 31, 2019 tables above, 1 out of 15 U.S. Treasury securities, 5 out of 5 U.S. Government sponsored agency securities, 5 out of 101 obligations of states and political subdivisions, 8 out of 82 mortgage-backed securities, and 1 out of 7 corporate notes contained unrealized losses. At December 31, 2019 and 2018, management has both the intent and ability to hold securities containing unrealized losses.
The following table shows the fair value and gross unrealized losses of securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (dollar amounts in thousands):
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2019 - Available for Sale
Obligations of U.S. Government sponsored agencies	$12,059	$(158)	$—	$—	$12,059	$(158)
Obligations of states and political subdivisions	5,636	(19)	999	(1)	6,635	(20)
Mortgage-backed securities	4,038	(26)	2,187	(12)	6,225	(38)
Corporate notes	3,925	(11)	—	—	3,925	(11)
Totals	$25,658	$(214)	$3,186	$(13)	$28,844	$(227)
December 31, 2019 - Held to Maturity
U.S. Treasury securities	$2,958	$(22)	$—	$—	$2,958	$(22)
December 31, 2018 - Available for Sale
Obligations of states and political subdivisions	$10,024	$(64)	$4,132	$(44)	$14,156	$(108)
Mortgage-backed securities	13,352	(183)	31,718	(833)	45,070	(1,016)
Corporate notes	—	—	12,531	(264)	12,531	(264)
Totals	$23,376	$(247)	$48,381	$(1,141)	$71,757	$(1,388)
December 31, 2018 - Held to Maturity
U.S. Treasury securities	$8,422	$(46)	$11,580	$(343)	$20,002	$(389)

Contractual maturities will differ from expected maturities for mortgage-backed securities because borrowers may have the right to call or prepay obligations without penalties. The following is a summary of amortized cost and estimated fair value of securities, by contractual maturity, as of December 31, 2019 (dollar amounts in thousands):
	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$47,437	$47,446	$4,136	$4,151
Due after one year through 5 years	23,339	23,783	16,777	17,120
Due after 5 years through ten years	13,153	13,843	19,912	20,623
Due after 10 years	43,677	44,714	2,909	2,909
Subtotal	127,606	129,786	43,734	44,803
Mortgage-backed securities	50,770	51,720	—	—
Total	$178,376	$181,506	$43,734	$44,803
Following is a summary of the proceeds from sales of securities available for sale, as well as gross gains and losses, from the years ended December 31 (dollar amounts in thousands):
	2019	2018	2017
Proceeds from sales of securities	$45,506	$4,467	$48,906
Gross gains on sales	657	41	73
Gross losses on sales	(23)	(72)	(105)
As of December 31, 2019 and 2018, the carrying values of securities pledged to secure public deposits, securities sold under repurchase agreements, and for other purposes required or permitted by law were approximately $137,640,000 and $69,679,000, respectively.
Note 4 Loans
The composition of loans at December 31 is as follows (dollar amounts in thousands):
	2019	2018
Commercial/industrial	$302,538	$297,576
Commercial real estate - owner occupied	459,782	416,097
Commercial real estate - non-owner occupied	353,723	252,717
Construction and development	132,296	60,927
Residential 1-4 family	448,605	368,673
Consumer	29,462	26,854
Other	10,440	6,369
Subtotals	1,736,846	1,429,213
ALL	(11,396)	(12,248)
Loans, net of ALL	1,725,450	1,416,965
Deferred loan fees and costs	(503)	(719)
Loans, net	$1,724,947	$1,416,246

A summary of the activity in the allowance for loan losses by loan type as of December 31, 2019 and December 31, 2018 is as follows (dollar amounts in thousands):
	Commercial / Industrial	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Construction and Development	Residential 1-4 Family	Consumer	Other	Total
ALL - January 1, 2019	$3,021	$3,750	$2,100	$725	$2,472	$148	$32	$12,248
Charge-offs	(1,229)	(4,994)	(62)	—	(276)	(76)	(41)	(6,678)
Recoveries	11	356	60	—	130	11	8	576
Provision	517	5,475	(520)	(177)	(157)	58	54	5,250
ALL - December 31, 2019	2,320	4,587	1,578	548	2,169	141	53	11,396
ALL ending balance individually evaluated for impairment	760	80	—	—	—	—	—	840
ALL ending balance collectively evaluated for impairment	$1,560	$4,507	$1,578	$548	$2,169	$141	$53	$10,556
Loans outstanding - December 31, 2019	$302,538	$459,782	$353,723	$132,296	$448,605	$29,462	$10,440	$1,736,846
Loans ending balance individually evaluated for impairment	1,878	960	—	—	—	—	—	2,838
Loans ending balance collectively evaluated for impairment	$300,660	$458,822	$353,723	$132,296	$448,605	$29,462	$10,440	$1,734,008

	Commercial / Industrial	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Construction and Development	Residential 1-4 Family	Consumer	Other	Total
ALL - January 1, 2018	$2,362	$3,376	$1,987	$945	$2,728	$191	$23	$11,612
Charge-offs	(35)	(2,374)	—	(83)	(140)	(48)	(37)	(2,717)
Recoveries	2	158	3	—	233	12	10	418
Provision	692	2,590	110	(137)	(349)	(7)	36	2,935
ALL - December 31, 2018	3,021	3,750	2,100	725	2,472	148	32	12,248
ALL ending balance individually evaluated for impairment	566	353	—	—	160	—	—	1,079
ALL ending balance collectively evaluated for impairment	$2,455	$3,397	$2,100	$725	$2,312	$148	$32	$11,169
Loans outstanding - December 31, 2018	$297,576	$416,097	$252,717	$60,927	$368,673	$26,854	$6,369	$1,429,213
Loans ending balance individually evaluated for impairment	5,667	7,796	—	—	702	—	—	14,165
Loans ending balance collectively evaluated for impairment	$291,909	$408,301	$252,717	$60,927	$367,971	$26,854	$6,369	$1,415,048

A summary of past due loans as of December 31, 2019 are as follows (dollar amounts in thousands):
	30-89 Days Past Due Accruing	90 Days or more Past Due and Accruing	Non-Accrual	2019 Total
Commercial/industrial	$235	$—	$1,923	$2,158
Commercial real estate - owner occupied	1,124	—	2,513	3,637
Commercial real estate - non-owner occupied	—	—	75	75
Construction and development	768	11	—	779
Residential 1-4 family	805	307	550	1,662
Consumer	70	36	32	138
Other	—	—	—	—
	$3,002	$354	$5,093	$8,449
A summary of past due loans as of December 31, 2018 are as follows (dollar amounts in thousands):
	30-89 Days Past Due Accruing	90 Days or more Past Due and Accruing	Non-Accrual	2018 Total
Commercial/industrial	$76	$—	$8,001	$8,077
Commercial real estate - owner occupied	59	—	10,311	10,370
Commercial real estate - non-owner occupied	—	58	233	291
Construction and development	—	—	—	—
Residential 1-4 family	275	362	1,549	2,186
Consumer	9	3	5	17
Other	—	—	—	—
	$419	$423	$20,099	$20,941
Credit Quality:
We utilize a numerical risk rating system for commercial relationships whose total indebtedness equals $250,000 or more. All other types of relationships (ex: residential, consumer, commercial under $250,000 of indebtedness) are assigned a “Pass” rating, unless they have fallen 90 days past due or more, at which time they receive a rating of 7. The Corporation uses split ratings for government guaranties on loans. The portion of a loan that is supported by a government guaranty is included with other Pass credits.
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

The breakdown of loans by risk rating as of December 31, 2019 is as follows (dollar amounts in thousands):
	Pass (1-5)	6	7	8	Total
Commercial/industrial	$290,180	$5,329	$7,029	$—	$302,538
Commercial real estate - owner occupied	422,336	5,603	31,843	—	459,782
Commercial real estate - non-owner occupied	344,278	8,774	671	—	353,723
Construction and development	132,266	—	30	—	132,296
Residential 1-4 family	447,630	256	719	—	448,605
Consumer	29,430	—	32	—	29,462
Other	10,440	—	—	—	10,440
	$1,676,560	$19,962	$40,324	$—	$1,736,846
The breakdown of loans by risk rating as of December 31, 2018 is as follows (dollar amounts in thousands):
	Pass (1-5)	6	7	8	Total
Commercial/industrial	$277,993	$7,309	$12,274	$—	$297,576
Commercial real estate - owner occupied	375,614	5,670	34,789	24	416,097
Commercial real estate - non-owner occupied	249,625	—	3,092	—	252,717
Construction and development	60,866	—	61	—	60,927
Residential 1-4 family	364,289	664	3,718	2	368,673
Consumer	26,835	—	18	1	26,854
Other	6,369	—	—	—	6,369
	$1,361,591	$13,643	$53,952	$27	$1,429,213
The ALL represents management’s estimate of probable and inherent credit losses in the loan portfolio. Estimating the amount of the ALL requires the exercise of significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogenous loans based on historical loss experience, and consideration of other qualitative factors such as current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset on the consolidated balance sheets. Loan losses are charged off against the ALL, while recoveries of amounts previously charged off are credited to the ALL. A provision for loan losses (“PFLL”) is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors.
The ALL consists of specific reserves for certain individually evaluated impaired loans and general reserves for collectively evaluated non-impaired loans. Specific reserves reflect estimated losses on impaired loans from management’s analyses developed through specific credit allocations. The specific reserves are based on regular analyses of impaired, non-homogenous loans greater than $250,000. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. The general reserve is based in part on the Bank’s historical loss experience which is updated quarterly. The general reserve portion of the ALL also includes consideration of certain qualitative factors such as 1) changes in lending policies and/or underwriting practices, 2) national and local economic conditions, 3) changes in portfolio volume and nature, 4) experience, ability and depth of lending management and other relevant staff, 5) levels of and trends in past-due and nonaccrual loans and quality, 6) changes in loan review and oversight, 7 ) impact and effects of concentrations and 8) other issues deemed relevant.
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
A summary of impaired loans individually evaluated as of December 31, 2019 is as follows (dollar amounts in thousands):
	Commercial/ Industrial	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Construction and Development	Residential 1-4 Family	Consumer	Other	Total
With an allowance recorded:
Recorded investment	$1,878	$960	$—	$—	$—	$—	$—	$2,838
Unpaid principal balance	1,878	960	—	—	—	—	—	2,838
Related allowance	760	80	—	—	—	—	—	840
With no related allowance recorded:
Recorded investment	$—	$2,938	$—	$—	$—	$—	$—	$2,938
Unpaid principal balance	—	2,938	—	—	—	—	—	2,938
Related allowance	—	—	—	—	—	—	—	—
Total:
Recorded investment	$1,878	$3,898	$—	$—	$—	$—	$—	$5,776
Unpaid principal balance	1,878	3,898	—	—	—	—	—	5,776
Related allowance	760	80	—	—	—	—	—	840
Average recorded investment	$3,773	$5,847	$—	$—	$351	$—	$—	$9,971
A summary of impaired loans individually evaluated as of December 31, 2018 is as follows (dollar amounts in thousands):
	Commercial/ Industrial	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Construction and Development	Residential 1-4 Family	Consumer	Other	Total
With an allowance recorded:
Recorded investment	$5,667	$2,099	$—	$—	$523	$—	$—	$8,289
Unpaid principal balance	5,667	2,099	—	—	523	—	—	8,289
Related allowance	566	353	—	—	160	—	—	1,079
With no related allowance recorded:
Recorded investment	$—	$5,697	$—	$—	$179	$—	$—	$5,876
Unpaid principal balance	—	5,697	—	—	179	—	—	5,876
Related allowance	—	—	—	—	—	—	—	—
Total:
Recorded investment	$5,667	$7,796	$—	$—	$702	$—	$—	$14,165
Unpaid principal balance	5,667	7,796	—	—	702	—	—	14,165
Related allowance	566	353	—	—	160	—	—	1,079
Average recorded investment	$2,834	$4,036	$—	$—	$706	$—	$—	$7,576
An analysis of interest income on impaired loans for the years ended December 31 follows (dollar amounts in thousands):
	2019	2018	2017
Interest income in accordance with orignial terms	$651	$1,020	$113
Interest income recognized	(129)	(416)	(109)
Reduction in interest income	$522	$604	$4

The following table presents loans acquired with deteriorated credit quality as of December 31, 2019 and 2018. No loans in this table had a related allowance at December 31, 2019 and 2018, and therefore, the below disclosures were not expanded to include loans with and without a related allowance (dollar amounts in thousands).
	December 31, 2019		December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance
Commercial & Industrial	$191	$212	$555	$701
Commercial real estate - owner occupied	518	785	1,558	2,069
Commercial real estate - non-owner occupied	—	—	233	475
Construction and development	213	237	171	171
Residential 1-4 family	901	1,031	1,664	1,828
Consumer	—	—	—	—
Other	—	—	—	—
	$1,823	$2,265	$4,181	$5,244
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
The following table represents the change in the accretable and non-accretable components of discounts on loans acquired with deteriorated credit quality during the year ended December 31, 2019 and 2018:
	December 31, 2019		December 31, 2018
	Accretable discount	Non-accretable discount	Accretable discount	Non-accretable discount
Balance at beginning of period	$318	$745	$583	$800
Acquired balance, net	44	333	—	—
Reclassifications between accretable and non-accretable	858	(858)	55	(55)
Accretion to loan interest income	(998)	—	(320)	—
Disposals of loans		—	—	—
Balance at end of period	$222	$220	$318	$745
A troubled debt restructuring (“TDR”) includes a loan modification where a borrower is experiencing financial difficulty and we grant a concession to that borrower that we would not otherwise consider except for the borrower’s financial difficulties. A TDR may be either on accrual or nonaccrual status based upon the performance of the borrower and management’s assessment of collectability. If a TDR is placed on nonaccrual status, it remains there until a sufficient period of performance under the restructured terms has occurred at which time it is returned to accrual status, generally six months. As of December 31, 2019 and 2018 the Corporation had specific reserves of  $-0- and $353,000 for TDR’s respectively, and none of them have subsequently defaulted.
The following table presents the troubled debt restructurings during the year ended December 31, 2019:
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial & Industrial	1	$113	$113
Commercial Real Estate	1	61	61
Residential 1-4 Family	2	372	196
Totals		$546	$370

The following table presents the troubled debt restructurings during the year ended December 31, 2018:
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commerical Real Estate	2	$5,396	$5,044
Note 5 Related Party Matters
Directors, executive officers, and principal shareholders of the Corporation, including their families and firms in which they are principal owners, are considered to be related parties. Loans to officers, directors, and shareholders owning 10% or more of the Corporation, that we are aware of, were made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others and did not involve more than the normal risk of collectability or present other unfavorable features.
A summary of loans to directors, executive officers, principal shareholders, and their affiliates for the years ended December 31 is as follows (dollar amounts in thousands):
	2019	2018
Balances at beginning	$84,103	$65,749
New loans and advances	27,886	59,684
Repayments	(43,435)	(41,330)
Balance at end	$68,554	$84,103
Deposits from directors, executive officers, principal shareholders, and their affiliates totaled approximately $25,527,000 and $14,127,000 as of December 31, 2019 and 2018, respectively.
Note 6 Mortgage Servicing Rights
Loans serviced for others are not included in the accompanying consolidated balance sheets. MSRs are recognized as separate assets when loans sold in the secondary market are sold with servicing retained. The Corporation utilizes a third party consulting firm to determine an accurate assessment of the mortgage servicing rights fair value. The third party firm collects relevant data points from numerous sources. Some of these data points relate directly to the pricing level or relative value of the mortgage servicing while other data points relate to the assumptions used to derive fair value. In addition, the valuation evaluates specific collateral types, and current and historical performance of the collateral in question. The valuation process focuses on the non-distressed secondary servicing market, common industry practices and current regulatory standards. The primary determinants of the fair value of mortgage servicing rights are servicing fee percentage, ancillary income, expected loan life or prepayment speeds, discount rates, costs to service, delinquency rates, foreclosure losses and recourse obligations. The valuation data also contains interest rate shock analyses for monitoring fair value changes in differing interest rate environments.
Following is an analysis of activity for the years ended December 31 in servicing rights assets that are measured at fair value (dollar amounts in thousands):
	2019	2018
Fair value at beginning of year	$3,085	$2,610
MSR asset acquired	1,859	—
Servicing asset additions	740	356
Loan payments and payoffs	(821)	(475)
Changes in valuation inputs and assumptions used in the valuation model	(576)	594
Amount recognized through earnings	(592)	475
Fair value at end of year	$4,287	$3,085
Unpaid principal balance of loans serviced for others (in thousands)	$554,374	$316,480
Mortgage servicing rights as a percent of loans serviced for others	0.77	0.97

During the years ended December 31, 2019 and 2018, the Corporation utilized economic assumptions in measuring the initial value of MSRs for loans sold whereby servicing is retained by the Corporation. The economic assumptions used at December 31, 2019 and 2018 included constant prepayment speed of 12.1 and 8.3 months, respectively, and a discount rate of 10.00% for both years. The constant prepayment speeds are obtained from publicly available sources for each of the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation loan programs that the Corporation originates under. The assumptions used by the Corporation are hypothetical and supported by a third party valuation. The Corporation’s methodology for estimating the fair value of MSRs is highly sensitive to changes in assumptions.
The carrying value of the mortgage servicing rights is included with intangible assets and approximates fair market value at December 31, 2019 and 2018. Changes in fair value are recognized through the income statement as loan servicing income.
Note 7 Premises and Equipment
An analysis of premises and equipment at December 31 follows (dollar amounts in thousands):
	2019	2018
Land and land improvements	$4,584	$3,363
Buildings and building improvements	31,754	23,408
Furniture and equipment	5,360	6,177
Totals	41,698	32,948
Less accumulated depreciation	8,111	8,459
Right-of-use lease asset (see Note 21)	1,699	—
Premises and equipment, net	$35,286	$24,489
Included in buildings and improvements at December 31, 2019 and 2018, is $6,169,000 and $764,000, respectively, in construction in progress. These amounts relate to branch locations which were under construction. These balances begin accumulating depreciation upon being placed in service.
Depreciation and amortization of premises and equipment charged to operating expense totaled approximately $1,272,000, $1,116,000, and $1,126,000 for the years ended December 31, 2019, 2018, and 2017, respectively.
Note 8 Other Real Estate Owned
Changes in OREO for the years ended December 31 were as follows (dollar amounts in thousands):
	2019	2018
Beginning of year	$3,592	$6,270
Transfers in	4,927	1,310
Gain (loss) on sale of OREO and valuation allowance	73	(252)
Sales	(1,704)	(3,736)
End of year	$6,888	$3,592
Activity in the valuation allowance for the years ended December 31 was as follows (dollar amounts in thousands):
	2019	2018	2017
Beginning of year	$2,208	$2,078	$2,094
Additions charged to expense	13	130	—
Valuation relieved due to sale of OREO	(100)	—	(16)
End of year	$2,121	$2,208	$2,078
As of December 31, 2019, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $408,000.

Note 9 Investment in Minority-owned Subsidiaries
The Corporation has a 49.8% membership interest in UFS. The business operations of UFS consist of providing data processing and other information technology services to the Corporation and other financial institutions. As of December 31, 2019 and 2018, UFS had total assets of  $25,489,000 and $22,140,000 and liabilities of  $3,661,000 and $1,905,000, respectively. The Corporation’s investment in UFS was $10,732,000 and $10,005,000 at December 31, 2019 and 2018, respectively. The investment is accounted for on the equity method. The Corporation’s undistributed earnings from its investment in UFS were approximately $2,935,000, $2,563,000, and $2,390,000 for the years ended December 31, 2019, 2018 and 2017, respectively. Data processing service fees paid by the Corporation to UFS were approximately $3,248,000 $2,514,000, and $2,069,000 for the years ended December 31, 2019, 2018 and 2017, respectively.
The Corporation has a contract with UFS that was renewed for five years on January 1, 2018.
The Corporation’s proportionate share of earnings of UFS flow through to its tax return. Deferred income taxes of approximately $1,124,000 and $939,000 were provided to account for the difference in the tax and book basis of assets and liabilities held at UFS at December 31, 2019 and 2018, respectively. During 2019, 2018 and 2017, the Corporation received $2,108,000, $1,505,000 and $915,000 in dividends from UFS, respectively.
TVG, the insurance subsidiary of the Bank, maintained a 40.0% investment in Ansay at December 31, 2019, an increase from 30.0% at December 31, 2018 due to a purchase of member interest on October 1, 2019. Ansay is an independent insurance agency that has operated in southeastern Wisconsin since 1946, managing the insurance and risk needs of commercial and personal insurance clients in Wisconsin and the Midwest. As of December 31, 2019 and 2018, Ansay had total assets of  $79,781,000 and $63,951,000 and liabilities of  $42,838,000 and $45,289,000, respectively. The Corporation’s investment in Ansay, which is accounted for using the equity method, was $29,555,000 and $15,392,000 at December 31, 2019 and 2018, respectively. The Corporation recognized undistributed earnings of approximately $1,792,000, $2,114,000 and $1,663,000 and received dividends of  $1,329,000, $1,432,000 and $964,000 from its investment in Ansay during the years ended December 31, 2019, 2018 and 2017, respectively.
As of December 31, 2019 and 2018, Ansay had term loans with the Bank totaling approximately $19,124,000 and $21,799,000, respectively. Ansay has an available revolving line of credit of $1,000,000 with the Corporation with $367,000 outstanding as of December 31, 2019.
Ansay maintained deposits at the Bank totaling $17,495,000 and $6,009,000 as of December 31, 2019 and 2018, respectively.
The CEO of Ansay, Michael G. Ansay, serves as Chairman of the Board of the Corporation. As a related party, during 2019, 2018 and 2017 the Corporation purchased director and officer fidelity bond and commercial insurance coverage through Ansay spending approximately $225,000, $165,000 and $164,000, respectively.
The Corporation’s proportionate share of earnings of Ansay flow through to its tax return. Deferred income taxes of approximately $1,385,000 and $1,299,000 were provided to account for the difference in the tax and book basis of assets and liabilities held at Ansay as of December 31, 2019 and 2018, respectively.
Note 10 Identifiable Intangible Assets
The gross carrying amount and accumulated amortization of intangible assets (excluding goodwill) for the years ended December 31 are as follows (dollar amounts in thousands):
	2019		2018
	Gross Carrying Amount	Intangible Accumulated Amortization	Gross Carrying Amount	Intangible Accumulated Amortization
Core deposit intangible	$7,333	$1,954	$3,097	$885
Mortgage servicing rights	4,287	—	3,085	—
Totals	$11,620	$1,954	$6,182	$885

Amortization expense was $1,069,000, $756,000 and $132,000 for the years ended December 31, 2019, 2018 and 2017, respectively.
Mortgage servicing rights are carried at fair value; therefore, there is no amortization expense. The following table shows the estimated future amortization expense of amortizing intangible assets. The projections of amortization expense are based on existing asset balances as of December 31, 2019 (dollar amounts in thousands):
Core Deposit Intangible
2020	$1,335
2021	1,130
2022	925
2023	720
2024	516
Thereafter	753
Total	$5,379
Note 11 Goodwill
Goodwill was $43,456,000 at December 31, 2019 and $15,024,000 at December 31, 2018. As detailed in Note 2, there were additions to the carrying amount of goodwill in 2019 of approximately $28,432,000 related to the Partnership acquisition.
Note 12 Deposits
The composition of deposits at December 31 is as follows (dollar amounts in thousands):
	2019	2018
Noninterest-bearing demand deposits	$476,465	$448,765
Interest-bearing demand deposits	184,843	92,107
Savings deposits	792,997	616,138
Time deposits	373,430	382,450
Brokered certificates of deposit	15,576	17,707
Total deposits	$1,843,311	$1,557,167
Time deposits of  $250,000 or more were approximately $55,948,000 and $81,663,000 at December 31, 2019 and 2018, respectively.
The scheduled maturities of time deposits at December 31, 2019, are summarized as follows (dollar amounts in thousands):
2020	$214,360
2021	113,074
2022	25,955
2023	25,161
2024	7,858
Thereafter	2,598
Total	$389,006
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

Information concerning securities sold under repurchase agreements at December 31 consists of the following (dollar amounts in thousands):
	2019	2018	2017
Outstanding balance at the end of the year	$45,865	$31,489	$47,568
Weighted average interest rate at the end of the year	1.47%	2.43%	1.44%
Average balance during the year	$21,522	$22,315	$26,537
Average interest rate during the year	2.14%	1.79%	1.01%
Maximum month end balance during the year	$45,865	$48,010	$53,745
Note 14 Notes Payable
There were $39,800,000 and $-0- of advances outstanding from the FHLB at December 31, 2019 and 2018, respectively. At December 31, 2019, $1,400,000 of these borrowings mature within twelve months and are considered short-term, with the remaining $38,400,000 considered long-term. From time to time the Bank utilized additional short-term FHLB advances to fund liquidity during these years. The advances, rate, and maturities of FHLB advances as of December 31 were as follows:
	Maturity	Rate	2019	2018
			(dollars in thousands)
Fixed rate, fixed term	01/27/2020	1.42%	$1,000	$—
Fixed rate, fixed term	11/02/2020	1.28%	400	—
Fixed rate, fixed term	01/22/2021	1.67%	2,000	—
Fixed rate, fixed term	01/25/2021	2.37%	5,000	—
Fixed rate, fixed term	01/27/2021	1.60%	1,000	—
Fixed rate, fixed term	11/03/2021	1.46%	400	—
Fixed rate, fixed term	08/08/2022	1.76%	10,000	—
Fixed rate, fixed term	08/08/2023	1.74%	10,000	—
Fixed rate, fixed term	08/08/2024	1.75%	10,000	—
			$39,800	$—
Future maturities of borrowings at December 31, 2019, were as follows (dollars in thousands):
2020	$1,400
2021	8,400
2022	10,000
2023	10,000
2024	10,000
$39,800
At December 31, 2019 and 2018, respectively, total loans available to be pledged as collateral on FHLB borrowings were approximately $815,200,000 and $697,300,000 and, of that total, $373,100,000 and $316,200,000 qualified as eligible collateral. The Bank owned $2,230,000 and $1,700,000 of FHLB stock at December 31, 2019 and 2018, respectively. In addition to the fixed rate, fixed term advances noted above, as of December 31, 2019 and 2018, the Bank had $14,400,000 and $55,000,000 of credit outstanding from the FHLB, respectively, which consisted entirely of letters of credit. At December 31, 2019 and 2018, the Bank had available liquidity of $318,900,000 and $261,200,000 for future draws, respectively. FHLB stock is included in other investments at December 31, 2019 and 2018. This stock is recorded at cost, which approximates fair value.
The Corporation maintains a $5,000,000 line of credit with a commercial bank. There were outstanding balances on this note of  $5,000,000 as of December 31, 2019. There were no outstanding balances on this note at December 31, 2018. Borrowings under this note carry interest at a variable rate with a floor of 3.50% (4.05% at December 31, 2019), due in full on May 25, 2020.
The Corporation maintains a $5,000,000 line of credit with another commercial bank. There were outstanding balances on this note of  $5,000,000 as of December 31, 2019. There were no outstanding balances on this note at December 31, 2018. Borrowings under this note carry interest at a variable rate with a floor of 3.25% (4.05% at December 31, 2019), due in full on May 19, 2020.

Note 15 Subordinated Debt
During September 2017, the Corporation entered into subordinated note agreements with three separate commercial banks. The Corporation had up to twelve months from entering these agreements to borrow funds up to a maximum availability of  $22,500,000. As of December 31, 2019 and 2018, the Corporation had borrowed $11,500,000 under these agreements. These notes were all issued with 10-year maturities, carry interest at a variable rate payable quarterly, are callable on or after the sixth anniversary of their issuance dates, and qualify for Tier 2 capital for regulatory purposes.
As part of the Partnership acquisition, the Corporation assumed a subordinated note agreement with an outstanding balance of  $7,000,000, and a fair market value adjustment of  $195,000. The note matures on October 1, 2025, requires quarterly interest-only payments at a rate of 7.1% prior to maturity, and can be prepaid without penalty after October 1, 2020. This note qualifies for Tier 2 capital for regulatory purposes.
Note 16 Income Taxes
The components of the provision for income taxes for the years ended December 31 are as follows (dollar amounts in thousands):
	2019	2018	2017
Current tax expense:
Federal	$4,327	$3,349	$6,340
State	2,412	2,100	1,862
Total current	6,739	5,449	8,202
Deferred tax expenses (benefit):
Impact of change in tax rate from tax legislation	—	—	642
Federal	620	815	(12)
State	236	333	(6)
Total deferred	856	1,148	624
Total provision for income taxes	$7,595	$6,597	$8,826
A summary of the sources of differences between income taxes at the federal statutory rate and the provision for income taxes for the years ended December 31 follows (dollar amounts in thousands):
	2019	2018	2017
Tax expense at statutory rate	$7,201	$6,731	$8,449
Increase (decrease) in taxes resulting from:
Tax-exempt interest	(1,320)	(1,105)	(1,279)
State taxes (net of Federal benefit)	1,923	1,674	1,210
Cash surrender value of life insurance	(131)	(128)	(192)
ESOP dividend	(93)	(81)	(121)
Tax credits	(39)	(91)	(117)
Nondeductible expenses associated with acquisition	—	—	160
Deferred tax rate differential from tax legislation	—	—	642
Other	54	(403)	74
Total provision for income taxes	$7,595	$6,597	$8,826

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Corporation’s assets and liabilities. Deferred taxes are included in other liabilities of the balance sheet. The major components of the net deferred tax asset (liability) as of December 31 are presented below (dollar amounts in thousands):
	2019	2018
Deferred tax assets:
Deferred compensation	$1,036	$1,089
Premises and equipment	398	214
Allowance for loan losses	3,104	3,336
Accrued vacation and severance	35	36
Other real estate owned	360	352
Unrealized loss on securities available for sale	—	97
Other	244	95
Total deferred tax assets	5,177	5,219
Deferred tax liabilities:
Investment in acquisition and discount accretion	(148)	(162)
Mortgage servicing rights	(1,168)	(840)
Other investments	(248)	(209)
Prepaid expenses	(63)	(66)
Investment in minority owned subsidiaries	(2,509)	(2,238)
Goodwill and other intangibles	(1,000)	(1,049)
Purchase accounting	(339)	—
Unrealized gain on securities available for sale	(743)	—
Total deferred tax liabilities	(6,218)	(4,564)
Net deferred tax (liability) asset	$(1,041)	$655
Tax effects from an uncertain tax position can be recognized in the financial statements only if the position is more likely than not to be sustained on audit, based on the technical merits of the position. The Corporation recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. When applicable, interest and penalties on uncertain tax positions are calculated based on the guidance from the relevant tax authority and included in income tax expense. At December 31, 2019 and 2018, there was no liability for uncertain tax positions. Federal income tax returns for 4 years ended December 31, 2016 through 2019 remain open and subject to review by applicable tax authorities. State income tax returns for 5 years ended December 31, 2015 through 2019 remain open and subject to review by applicable tax authorities.
On December 22, 2017, the President of the United States signed the Tax Cuts and Jobs Act which, among other provisions, reduced the corporate income tax rate from 35% to 21%. As a result, the Corporation recorded a write down to its net deferred tax asset of approximately $642,000 as of December 31, 2017. The write down resulted in an equivalent increase in tax expense.
Note 17 Employee Benefit Plans
Employee Stock Ownership Plan
The Corporation has a defined contribution profit sharing 401(k) plan which includes the provisions for an employee stock ownership plan (“ESOP”). The plan is available to all employees over 18 years of age after completion of three months of service. Employees participating in the plan may elect to defer a minimum of 2% of compensation up to the limits specified by law. All participants of the 401(k) plan are eligible for the ESOP and may allocate their contributions to purchase shares of the Corporation’s stock. As of December 31, 2019 and 2018, the plan held 432,795 and 502,963 shares, respectively. These shares are included in the calculation of the Corporation’s earnings per share. The Corporation may make discretionary contributions up to the limits established by IRS regulations. The discretionary match was 35% of participant contributions up to 10% of the employee’s salary in 2019, 2018, and 2017. The Corporation made additional discretionary contributions to the plan of  $505,000, $656,000, $532,000 in 2019, 2018 and 2017, respectively. Total expense associated with the plans was approximately $957,000, $1,061,000 and $842,000 in 2019, 2018 and 2017, respectively.
Share-based Compensation
The Corporation has made restricted share grants during 2019, 2018 and 2017 pursuant to the Bank First National Corporation 2011 Equity Plan. The purpose of the Plan is to provide financial incentives for selected employees and for the non-employee Directors of the Corporation, thereby promoting the long-term growth and financial success of the Corporation. The Corporation stock to be offered under the Plan pursuant to Stock Appreciation Rights (“SAR”), performance unit awards, and restricted stock and unrestricted Corporation stock awards must be Corporation stock previously issued and outstanding and reacquired by the Corporation. The number of shares of Corporation stock that may be issued pursuant to awards under the Plan shall not exceed, in the aggregate, 659,250. As of December 31, 2019, 177,462 shares of Corporation stock has been awarded under the Plan. Compensation expense for restricted stock is based on the fair value of the awards of Bank First Corporation common stock at the time of grant. The value of restricted stock grants that are expected to vest is amortized into expense over the vesting periods. For the year ended December 31, 2019, 2018 and 2017, compensation expense of  $685,000, $556,000 and $465,000, respectively, was recognized related to restricted stock awards.
As of December 31, 2019, there was $1,548,000 of unrecognized compensation cost related to non-vested restricted stock awards granted under the plan. That cost is expected to be recognized over a weighted average period of 2.65 years. The aggregate grant date fair value of restricted stock awards that vested during 2019 was approximately $526,000.
	For the year ended December 31, 2019		For the year ended December 31, 2018
	Shares	Weighted- Average Grant- Date Fair Value	Shares	Weighted- Average Grant- Date Fair Value
Restricted Stock
Outstanding at beginning of year	51,776	$34.27	53,619	$26.59
Granted	17,015	56.62	17,982	46.55
Vested	(17,212)	30.54	(19,825)	24.36
Forfeited or cancelled	(903)	41.01	—	—
Outstanding at end of year	50,676	$43.03	51,776	$34.27
Deferred Compensation Plan
The Corporation has a deferred compensation agreement with one of its former executive officers. The benefits were payable beginning June 30, 2009, the date of termination of employment with the Corporation via retirement. The estimated annual cash benefit payment upon retirement at the age of 70 under the salary continuation plan is $108,011. The payoff is for the participant’s lifetime and is guaranteed to the participant or their surviving beneficiary for a minimum of 15 years. Related expense for this agreement was approximately $23,000, $28,000, and $31,000 for the years ended December 31, 2019, 2018 and 2017, respectively. The vested present value of future payments of approximately $437,000 and $521,000 at December 31, 2019 and 2018, respectively, is included in other liabilities. During 2019 and 2018 the discount rate used to present value the future payments of this obligation was 4.95%.
The Corporation had a nonqualified deferred compensation plan which permitted eligible participants to defer a portion of their compensation. The benefits were generally payable beginning with the earlier of attaining age 70 or resignation from the Corporation. During 2017, this plan was amended to require that benefits paid from the plan be paid in shares of common stock of the Corporation. Prior to this amendment, benefit distributions could be paid either in shares of common stock, or a cash distribution equal to the accumulated value of the benefits owed. As of December 31, 2019 and 2018, the obligations under this plan were valued at $3,368,000 and

$3,477,000, respectively, and were included in other liabilities. Expense associated with this plan was approximately $144,000 in 2017. There was no expense associated with this plan during 2019 or 2018. On February 19, 2019, the Board of Directors of Bank First Corporation approved the termination of the Bank First National Amended and Restated Nonqualified Deferred Compensation Plan, effective March 1, 2019. As a result of this termination, all benefits owed must be paid no sooner than one year and no later than two years following the termination.
Note 18 Stockholders’ Equity and Regulatory Matters
The Bank, as a national bank, is subject to the dividend restrictions set forth by the Office of the Comptroller of the Currency. Under such restrictions, the Bank may not, without the prior approval of the Office of the Comptroller of the Currency, declare dividends in excess of the sum of the current year’s earnings (as defined) plus the retained earnings (as defined) from the prior two years. The dividends that the Bank could declare without the prior approval of the Office of the Comptroller of the Currency as of December 31, 2019 totaled approximately $28,100,000. The payment of dividends may be further limited because of the need for the Bank to maintain capital ratios satisfactory to applicable regulatory agencies.
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
The Economic Growth, Regulatory Relief, and Consumer Protection Act, signed into law in May 2018 raised the threshold for those bank holding companies subject to the Federal Reserve’s Small Bank Holding Company Policy Statement to $3 billion. As a result, as of the effective date of that change in 2018, the Corporation was no longer required to comply with the risk-based capital rules applicable to the Bank. The Federal Reserve may, however, require smaller bank holding companies to maintain certain minimum capital levels, depending upon general economic conditions and a bank holding company’s particular condition, risk profile and growth plans.
Under regulatory guidance for non-advanced approaches institutions, the Bank is required to maintain minimum amounts and ratios of common equity Tier I capital to risk-weighted assets. Additionally, under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. As of December 31, 2019 and 2018, the Bank met all capital adequacy requirements to which they are subject.
Beginning in 2016, an additional conservation buffer was added to the minimum requirements for capital adequacy purposes, subject to a three year phase-in period. As of December 31, 2018, the buffer was 1.88%. The capital conservation buffer was fully phased in January 1, 2019 at 2.50%.
Actual and required capital amounts and ratios are presented below (dollar amounts in thousands):
	Actual		For Capital Adequacy Purposes		Minimum Capital Adeqaucy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019
Total capital (to risk-weighted assets):
Corporation	$208,900	10.35%	NA	NA	NA	NA	NA	NA
Bank	$215,347	10.69%	$161,163	8.00%	$211,527	10.50%	$201,454	10.00%
Tier 1 capital (to risk-weighted assets):
Corporation	$178,882	8.86%	NA	NA	NA	NA	NA	NA
Bank	$203,951	10.12%	$120,872	6.00%	$171,236	8.50%	$161,163	8.00%

	Actual		For Capital Adequacy Purposes		Minimum Capital Adeqaucy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 capital (to risk-weighted assets):
Corporation	$178,882	8.86%	NA	NA	NA	NA	NA	NA
Bank	$203,951	10.12%	$90,654	4.50%	$141,018	7.00%	$130,945	6.50%
Tier 1 capital (to average assets):
Corporation	$178,882	8.46%	NA	NA	NA	NA	NA	NA
Bank	$203,951	9.67%	$84,390	4.00%	$84,390	4.00%	$105,487	5.00%
December 31, 2018
Total capital (to risk-weighted assets):
Corporation	$181,201	11.35%	NA	NA	NA	NA	NA	NA
Bank	$178,668	11.21%	$127,497	8.00%	$157,459	9.88%	$159,372	10.00%
Tier 1 capital (to risk-weighted assets):
Corporation	$157,453	9.86%	NA	NA	NA	NA	NA	NA
Bank	$166,420	10.44%	$95,623	6.00%	$125,585	7.88%	$127,497	8.00%
Common Equity Tier 1 capital (to risk-weighted assets):
Corporation	$157,453	9.86%	NA	NA	NA	NA	NA	NA
Bank	$166,420	10.44%	$71,717	4.50%	$101,679	6.38%	$103,592	6.50%
Tier 1 capital (to average assets):
Corporation	$157,453	9.06%	NA	NA	NA	NA	NA	NA
Bank	$166,420	9.59%	$69,410	4.00%	69,410	4.00%	$86,762	5.00%
Note 19 Segment Information
The Corporation, through the branch network of its subsidiary, the Bank, provides a full range of consumer and commercial financial institution services to individuals and businesses in Wisconsin. These services include credit cards; secured and unsecured consumer, commercial, and real estate loans; demand, time, and savings deposits; and ATM processing. The Corporation also offers a full-line of insurance services through its equity investment in Ansay and offers data processing services through its equity investment in UFS.
While the Corporation’s chief decision makers monitor the revenue streams of various Corporation products and services, operations are managed and financial performance is evaluated on a Corporation-wide basis. Accordingly, all of the Corporation’s financial institution operations are considered by management to be aggregated in one reportable operating segment.
Note 20 Commitments and Contingencies
The Corporation enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements and for fixed rate commitments also considers the difference between current levels of interest rates and committed rates. The notional amount of rate lock commitments at December 31, 2019 and 2018, respectively, was $14,793,000 and $3,314,000.
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
The following commitments were outstanding at December 31 (dollar amounts in thousands):
	Notional Amount
	2019	2018
Commitments to extend credit:
Fixed	$49,741	$57,911
Variable	333,468	268,541
Credit card arrangements	11,148	7,119
Letters of credit	17,121	25,261
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
Letters of credit include $11,492,000 of direct pay letters of credit and $5,629,000 of standby letters of credit. Direct pay letters of credit generally are issued to support the marketing of industrial development revenue and housing bonds and provide that all debt service payments will be paid by drawing on the letter of credit. The letter of credit draws are then repaid by draws from the customer’s bank account. Standby letters of credit are conditional lending commitments issued by the Corporation to guaranty the performance of a customer to a third party. Generally, all standby letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation generally holds collateral supporting these commitments. The majority of the Corporation’s loans, commitments, and letters of credit have been granted to customers in the Corporation’s market area. The concentrations of credit by type are set forth in Note 4. Standby letters of credit were granted primarily to commercial borrowers. Management believes the diversity of the local economy will prevent significant losses in the event of an economic downturn.
Note 21 Leases
In February 2016, the FASB established Topic 842, Leases, by issuing ASU No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Subsequently, amendments ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018- 11, Targeted Improvements were issued. ASC 842 establishes a right-of-use (“ROU”) model that requires a lessee to recognize a ROU lease asset and liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.
The Corporation leases certain properties under operating leases that resulted in the initial recognition of ROU lease assets of approximately $1,699,000 and corresponding lease liabilities of the same value on the Corporation’s Consolidated Balance Sheets.
ASC 842 was effective on January 1, 2019. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. The Corporation chose to use the effective date approach. As such, all periods presented after January 1, 2019 are under ASC 842 whereas periods presented prior to January 1, 2019 are in accordance with prior lease accounting of ASC 840. Financial information was not updated and the disclosures required under ASC 842 was not provided for dates and periods before January 1, 2019.

ASC 842 provides a number of optional practical expedients in transition. The Corporation has elected the ‘package of practical expedients,’ which permits the Corporation not to reassess under the new standard the prior conclusions about lease identification, lease classification and initial direct costs. The Corporation also elected the use of the hindsight, a practical expedient which permits the use of information available after lease inception to determine the lease term via the knowledge of renewal options exercised not available as of the leases inception. The practical expedient pertaining to land easements is not applicable to the Corporation.
ASC 842 also requires certain accounting elections for ongoing application of ASC 842. The Corporation elected the short-term lease recognition exemption for all leases that qualify, meaning those with terms under twelve months. ROU assets or lease liabilities are not to be recognized for short-term leases. The Corporation also elected the practical expedient to not separate lease and non-lease components for all leases, the majority of which consist of real estate common area maintenance expenses. However, since these non-lease items are subject to change, they are treated and disclosed as variable payments in the quantitative disclosures below. Consequently, ASC 842’s changed guidance on contract components will not significantly affect our financial reporting. Similarly, ASC 842’s narrowed definition of initial direct costs will not significantly affect financial reporting.
Lessee Leases
The Corporation’s lessee leases are operating leases, and consist of leased real estate for branches. Options to extend and renew leases are generally exercised under normal circumstances. Advance notification is required prior to termination, and any noticing period is often limited to the months prior to renewal. Rent escalations are generally specified by a payment schedule, or are subject to a defined formula. The Corporation also elected the practical expedient to not separate lease and non-lease components for all leases, the majority of which consist of real estate common area maintenance expenses. Generally, leases do not include guaranteed residual values, but instead typically specify that the leased premises are to be returned in satisfactory condition with the Corporation liable for damages.
For operating leases, the lease liability and ROU asset (before adjustments) are recorded at the present value of future lease payments. ASC 842 requires the use of the lease interest rate; however, this rate is typically not known. As an alternative, ASC 842 permits the use of an entity’s fully secured incremental borrowing rate. The Corporation is electing to utilize the Wall Street Journal Prime Rate on the date of lease commencement.
Year ended December 31, 2019
(dollar amounts in Thousands)
Amortization of ROU Assets - Operating Leases	$45
Interest on Lease Liabilities - Operating Leases	87
Operating Lease Cost (Cost resulting from lease payments)	132
New ROU Assets - Operating Leases	1,744
Weighted Average Lease Term (Years) - Operating Leases	31.56
Weighted Average Discount Rate - Operating Leases	5.50%
A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liabilities as of December 31, 2019 is as follows (dollar amounts in thousands):
December 31, 2019
Operating lease payments due:
Within one year	$133
After one but within two years	140
After two but within three years	113
After three but within four years	86
After four years but within five years	86
After five years	3,411
Total undiscounted cash flows	3,969
Discount on cash flows	(2,270)
Total operating lease liabilities	$1,699

Note 22 Fair Value of Financial Instruments
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
December 31, 2019
Assets
Securities available for sale
Obligations of U.S. Government
sponsored agencies	$12,060	$—	$12,060	$—
Obligations of states and political subdivisions	54,771	—	54,771	—
Mortgage-backed securities	51,720	—	51,720	—
Corporate notes	62,955	—	62,955	—
Mortgage servicing rights	4,287	—	4,287	—
December 31, 2018
Assets
Securities available for sale
Obligations of states and political subdivisions	$51,893	$—	$51,493	$400
Mortgage-backed securities	50,569	—	50,569	—
Corporate notes	16,444	—	16,444	—
Mortgage servicing rights	3,085	—	3,085	—
Fair value of assets measured on a recurring basis using significant unobservable inputs (Level 3) are as follows (dollar amounts in thousands):
	2019	2018
Total securities at beginning of year	$400	$500
Included in earnings	—	—
Included in other comprehensive income	—	—
Purchases, issuance, and settlements	(400)	(100)
Transfer in and/or out of level 3	—	—
Total securities at end of year	$—	$400

Information regarding the fair value of assets measured at fair value on a non-recurring basis is as follows (dollar amounts in thousands):
	Assets Measured At Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2019
OREO	$6,888	$—	$—	$6,888
Impaired Loans, net of impairment reserve	6,847	—	—	6,847
	$13,735	$—	$—	$13,735
December 31, 2018
OREO	$3,592	$—	$—	$3,592
Impaired Loans, net of impairment reserve	20,872	—	—	20,872
	$24,464	$—	$—	$24,464
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
	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
As of December 31, 2019
OREO	Third party appraisals, sales contracts or brokered price opinions	Collateral discounts and estimated costs to sell	0% - 61%	33.5%
Impaired loans	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 100%	6.1%
As of December 31, 2018
OREO	Third party appraisals, sales contracts or brokered price opinions	Collateral discounts and estimated costs to sell	0% - 40%	18.6%
Impaired loans	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 100%	9.3%
The following methods and assumptions were used by the Corporation to estimate fair value of financial instruments.
Cash and cash equivalents - Fair value approximates the carrying amount.
Securities - The fair value measurement is obtained from an independent pricing service and is based on recent sales of similar securities and other observable market data.
Loans held for sale - Fair value is based on commitments on hand from investors or prevailing market prices.

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
The carrying value and estimated fair value of financial instruments at December 31 follows (dollar amounts in thousands):
December 31, 2019	Carrying amount	Fair Value
		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$86,452	$86,452	$—	$—	$86,452
Securities held to maturity	43,734	—	44,803	—	44,803
Securities available for sale	181,506	—	181,506	—	181,506
Loans held for sale	587	—	—	587	587
Loans, net	1,724,947	—	—	1,723,542	1,723,542
Other investments, at cost	4,933	—	—	4,933	4,933
Mortgage servicing rights	4,287	—	4,287	—	4,287
Cash surrender value of life insurance	24,945	24,945	—	—	24,945
Financial liabilities:
Deposits	$1,843,311	$—	$—	$1,783,638	$1,783,638
Securities sold under repurchase agreements	45,865	—	45,865	—	45,865
Notes payable	49,790	—	49,790	—	49,790
Subordinated notes	18,622	—	18,622	—	18,622

December 31, 2018	Carrying amount	Fair Value
		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$107,743	$107,743	$—	$—	$107,743
Securities held to maturity	40,768	—	40,477	—	40,477
Securities available for sale	118,906	—	118,506	400	118,906
Loans, net	1,416,246	—	—	1,400,538	1,400,538
Other investments, at cost	4,555	—	—	4,555	4,555
Mortgage servicing rights	3,085	—	3,085	—	3,085
Cash surrender value of life insurance	24,178	24,178	—	—	24,178
Financial liabilities:
Deposits	$1,557,167	$—	$—	$1,449,552	$1,449,552
Securities sold under repurchase agreements	31,489	—	31,489	—	31,489
Subordinated notes	11,500	—	11,500	—	11,500
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

Note 23 Parent Company Only Financial Statements
Balance Sheets
	December 31
	2019	2018
	(In Thousands)
Assets
Cash and cash equivalents	$63	$72
Investment in Bank	254,299	183,290
Investment in Veritas	4,852	2,381
Other assets	557	978
TOTAL ASSETS	$259,771	$186,721
Liabilities and Stockholders’ Equity
Liabilities
Notes payable	$10,000	$—
Subordinated notes	18,500	11,500
Other liabilities	1,060	898
Total liabilities	29,560	12,398
Stockholders’ equity:
Common stock	79	74
Additional paid-in capital	63,085	27,601
Retained earnings	189,494	168,363
Treasury stock, at cost	(24,941)	(21,349)
Accumulated other comprehensive income	2,494	(366)
Total stockholders’ equity	230,211	174,323
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$259,771	$186,721

Statements of Income
	Years Ended December 31
	2019	2018	2017
	(In Thousands)
Income:
Dividends received from Bank	$16,335	$22,275	$19,480
Equity in undistributed earnings of subsidiaries	11,361	4,029	(3,773)
Other income	234	74	—
Total income	27,930	26,378	15,707
Other expenses	1,611	1,404	648
Benefit for income taxes	(375)	(482)	(254)
Net income	$26,694	$25,456	$15,313

Statements of Cash Flows
	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Cash flow from operating activities:
Net income	$26,694	$25,456	$15,313
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation	685	556	465
Equity in earnings of subsidiaries (includes dividends)	(27,696)	(26,304)	(15,707)
Changes in other assets and liabilities:
Other assets	(329)	(49)	(44)
Other liabilities	(33)	(90)	457
Net cash provided by (used in) operating activities	(679)	(431)	484
Cash flows from investing activities, net of effects of business combination:
Sale of other investments	750	—	—
Dividends received from Bank	16,335	22,275	19,480
Dividends received from Veritas	—	—	450
Net cash used in business combination	(14,241)	—	(33,378)
Contribution to subsidiaries	(2,620)	—	—
Net cash provided by (used in) investing activities	224	22,275	(13,448)
Cash flows from financing activities, net of effects of business combination:
Proceeds from (repayment of) revolving line of credit	10,000	(5,000)	5,000
Proceeds from (repayment of) senior term debt	—	(3,500)	3,500
Proceeds from subordinated notes	—	—	11,500
Cash dividends paid	(5,463)	(4,530)	(4,046)
Issuance of common stock	114	1,347	896
Repurchase of common stock	(4,205)	(10,449)	(3,631)
Net cash provided by (used in) financing activities	446	(22,132)	13,219
Net increase (decrease) in cash and cash equivalents	(9)	(288)	255
Cash and cash equivalents at beginning	72	360	105
Cash and cash equivalents at end	$63	$72	$360
Supplemental schedule of noncash activities:
Amortization of unrealized holding gains on securities transferred from available for sale to held to maturity recognized in other comprehensive income, net of tax	$(35)	$(60)	$(80)
Change in unrealized gains and losses on investment securities available for sale, net of tax	2,958	(1,367)	604

Note 24 Earnings Per Common Share
See Note 1 for the Corporation’s accounting policy regarding per share computations. Earnings per common share, earnings per share assuming dilution, and related information are summarized as follows:
	Years ended December 31,
	2019	2018	2017
Net income from operations (in thousands)	$26,694	$25,456	$15,313
Weighted average common shares outstanding	6,820,225	6,673,758	6,285,901
Effect of dilutive potential common shares	82,391	—	—
Diluted weighted average common shares outstanding	6,902,616	6,673,758	6,285,901
Earnings per share - basic	$3.91	$3.81	$2.44
Earnings per share - diluted	$3.87	$3.81	$2.44
Note 25 Quarterly Results of Operations
2019 Quarters	Fourth	Third	Second	First
	(Dollars in Thousands, Except Share and Per Share Data)
Interest income	$23,795	$25,489	$20,158	$19,723
Interest expense	5,015	5,176	4,784	4,523
Net interest and dividend income	18,780	20,313	15,374	15,200
Provision for loan losses	1,125	3,000	500	625
Net interest and dividend income after provision for loan losses	17,655	17,313	14,874	14,575
Noninterest income	3,211	3,145	2,736	3,540
Noninterest expense	11,182	12,087	9,955	9,536
Income before provision for income taxes	9,684	8,371	7,655	8,579
Provision for income taxes	2,225	1,712	1,666	1,992
Net income	$7,459	$6,659	$5,989	$6,587
Share data
Average shares outstanding, basic	7,084,728	7,036,807	6,577,016	6,574,362
Average shares outstanding, diluted	7,182,854	7,134,674	6,675,794	6,608,273
Earnings per share, basic	$1.05	$0.95	$0.91	$1.00
Earnings per share, diluted	$1.04	$0.93	$0.90	$1.00
2018 Quarters	Fourth	Third	Second	First
	(Dollars in Thousands, Except Share and Per Share Data)
Interest income	$19,753	$19,510	$19,372	$19,309
Interest expense	4,240	3,974	3,604	3,027
Net interest and dividend income	15,513	15,536	15,768	16,282
Provision for loan losses	750	800	900	485
Net interest and dividend income after provision for loan losses	14,763	14,736	14,868	15,797
Noninterest income	2,553	2,508	3,027	3,443
Noninterest expense	9,893	9,708	10,064	9,977
Income before provision for income taxes	7,423	7,536	7,831	9,263
Provision for income taxes	1,362	1,604	1,431	2,200
Net income	$6,061	$5,932	$6,400	$7,063
Share data
Average shares outstanding, basic and diluted	6,647,586	6,661,337	6,672,344	6,714,347
Earnings per share, basic and diluted	$0.91	$0.89	$0.96	$1.05

Note 26 Pending Merger Transaction
On November 20, 2019, the Corporation entered into an Agreement and Plan of Merger with Tomah Bancshares, Inc. (“Timberwood”), a Wisconsin Corporation, under which Timberwood will merge with and Into the Corporation and Timberwood’s banking subsidiary, Timberwood Bank, will merge with and into the Bank. The transaction is expected to close in the second quarter of 2020 and is subject to, among other items, approval by the shareholders of Timberwood. Merger consideration consists of 100% common stock of the Corporation, and will total roughly $32,600,000, subject to the fair market valuation of the Corporation’s common stock on the date of closing. Based on results as of December 31, 2019, the combined company would have total assets of approximately $2.4 billion, loans of approximately $1.8 billion and deposits of approximately $2.0 billion.

ITEM 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously disclosed by the Company in a Current Report on Form 8-K filed with the SEC on October 11, 2019, on October 1, 2019, Porter Keadle Moore, LLC (“PKM”) informed the Audit Committee of the Company that due to a practice combination with Wipfli, LLC, PKM had decided to resign as the Company’s independent registered public accounting firm, effective as of October 11, 2019. On October 11, 2019, the Audit Committee of the Company engaged Dixon Hughes Goodman, LLP (“DHG”) as the Company’s independent registered public accounting firm.
As previously disclosed by the Company in a Current Report on Form 8-K filed with the SEC on December 6, 2018, on November 29, 2018, the Audit Committee of the Company decided to dismiss CliftonLarsonAllen LLP (“CLA”) as the Company’s independent registered public accounting firm and re-engage PKM as the Company’s independent registered public accounting firm.
On February 27, 2018 the Audit Committee approved CLA to serve as the Company’s independent registered public accounting firm for the year ending December 31, 2018. Therefore, CLA had not audited the Company’s financial statements for the two most recent fiscal years, and hence there is no report of CLA that contains any adverse opinion or disclaimer of opinion, or is qualified or modified as to uncertainty, audit scope or accounting principles. In addition, during the interim period from February 27, 2018 through November 29, 2018, there were no “disagreements” (as described in Item 304(a)(1) (iv) of Regulation S-K and the related instructions) between the Company and CLA on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to CLA’s satisfaction, would have caused CLA to make reference in connection with CLA’s opinion to the subject matter of the disagreement.
Prior to February 27, 2018, PKM had previously served as the Company’s independent registered accounting firm during the years ended December 31, 2017 and 2016, and the subsequent interim period from January 1, 2018 through February 27, 2018 when PKM was dismissed and CLA was approved. PKM was also engaged on a one-time basis from May 24, 2018 to August 15, 2018 to reissue its report on the Company’s consolidated financial statements for the years ended December 31, 2017 and 2016 under the standards of the Public Company Accounting Oversight Board in connection with the Company’s filing of its Form 10 Registration Statement with the SEC.
Therefore, during the year ended December 31, 2017 and the subsequent interim period from January 1, 2018 through February 27, 2018 and from May 24, 2018 through August 15, 2018, and from November 29, 2018 through October 11, 2019 (1) the Company has consulted PKM regarding the application of accounting principles to a number of transactions and audit opinions on the Company’s financial statements, and PKM has provided written reports and/or oral advice to the Company that PKM concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issues, and (2)(i) the Company did not have any disagreements with PKM on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PKM, would have caused PKM to make reference to the subject matter of the disagreements in connection with its report on the consolidated financial statements for such periods, and (ii) there were no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K.
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

Also, during the interim period from October 11, 2019 through the filing of this annual report (1) the Company has consulted DHG regarding the application of accounting principles to a number of transactions and audit opinions on the Company’s financial statements, and DHG has provided written reports and/or oral advice to the Company that DHG concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issues, and (2)(i) the Company did not have any disagreements with DHG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of DHG, would have caused DHG to make reference to the subject matter of the disagreements in connection with its report on the consolidated financial statements for such periods, and (ii) there were no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K.
ITEM 9A.
CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of December 31, 2019 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, the Company’s disclosure controls and procedures were effective for ensuring that information the Company is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s senior management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on this assessment management has determined that, as of December 31, 2019, the Company’s internal control over financial reporting is effective based on the specified criteria.
This Annual Report does not include an attestation report from our registered public accounting firm regarding our internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit emerging growth companies, which we are, to provide only Management’s Annual Report on Internal Control over Financial Reporting in this Annual Report
Changes in Internal Controls
There was no change in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

None.

PART III
ITEM 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in Part III, Item 10 will be under the headings “Proposal 1—Election of Directors,” “Executive Officers,” “Corporate Governance,” “Committees of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the 2020 Annual Meeting of Shareholders, incorporated herein by reference.
ITEM 11.
EXECUTIVE COMPENSATION

The information required in Part III, Item 11 will be under the headings “Director Compensation,” “Named Executive Officer Compensation” and “Committees of the Board of Directors” in the Company’s definitive proxy statement for the 2020 Annual Meeting of Shareholders, incorporated herein by reference.
ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information
The following table provides information as of December 31, 2019 with respect to shares of common stock that may be issued under the Company’s equity compensation plans.
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan Category
Equity compensation plans approved by security holders	0	$0	481,874
Total at December 31, 2019	0	$0	481,874
The remaining information required in Part III, Item 12 will be under the heading “Common Stock Ownership of Certain Beneficial Owners and Management” in the Company’s definitive proxy statement for the 2020 Annual Meeting of Shareholders, incorporated herein by reference.
ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in Part III, Item 13 will be under the headings “Certain Relationships and Related-Party Transactions” and “Corporate Governance” in the Company’s definitive proxy statement for the 2020 Annual Meeting of Shareholders, incorporated herein by reference.
ITEM 14.
PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required in Part III, Item 14 will be under the heading “Information Regarding the Company’s Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement for the 2020 Annual Meeting of Shareholders, incorporated herein by reference.

PART IV
ITEM 15.
EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements
The following consolidated financial statements of Bank First and our subsidiaries and related reports of our independent registered public accounting firm are incorporated in this Item 15. by reference from Part II - Item 8. Financial Statements and Supplementary Data of this Report.
Consolidated balance sheets as of December 31, 2019 and 2018
Consolidated statements of income for the years ended December 31, 2019, 2018 and 2017
Consolidated statements of comprehensive income for the years ended December 31, 2019, 2018 and 2017
Consolidated statements of changes in shareholders’ equity for the years ended December 31, 2019, 2018 and 2017
Consolidated statements of cash flows for the years ended December 31, 2019, 2018 and 2017
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
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

2.3
Agreement and Plan of Merger, dated January 22, 2019, by and between Bank First Corporation and Partnership Community Bancshares, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2019 and incorporated herein by reference).

3.1
Restated Articles of Incorporation of Bank First Corporation (filed as Exhibit 3.1 to the Company’s Registration Statement on Form 10-12B/A (File No. 001-38676) filed with the SEC on October 17, 2018 and incorporated herein by reference).

3.2
Amended and Restated Bylaws of Bank First Corporation (filed as Exhibit 3.2 to the Company’s Registration Statement on Form 10-12B/A (File No. 001-38676) filed with the SEC on October 17, 2018 and incorporated herein by reference.)

Exhibit No.	Description
4.1
Form of Certificate of Common Stock of Bank First Corporation (filed as Exhibit 4.1 to the Company’s Registration Statement on Form 10-12B (File No. 001-38676) filed with the SEC on September 24, 2018 and incorporated herein by reference).

4.2	Description of Registered Securities.
10.1
Bank First Corporation 2011 Equity Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form 10-12B (File No. 001-38676) filed with the SEC on September 24, 2018 and incorporated herein by reference).*

10.2
Amendments to Bank First National Corporation 2011 Equity Plan (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 001-38676) filed with the SEC on February 22, 2019 and incorporated herein by reference).*

10.3
Bank First Amended and Restated Nonqualified Deferred Compensation Plan (filed as Exhibit 10.2 to the Company’s Registration Statement on Form 10-12B (File No. 001- 38676) filed with the SEC on September 24, 2018 and incorporated herein by reference).*

10.4	Amendment to Bank First Amended and Restated Nonqualified Deferred Compensation Plan. (File No. 001-38676) filed with the SEC on March 26, 2019 and incorporated herein by reference).*
21	Subsidiaries of Bank First Corporation.
23.1	Consent of Independent Registered Public Accounting Firm (Dixon Hughes Goodman, LLP).
23.2	Consent of Independent Registered Public Accounting Firm (Porter Keadle Moore, LLC).
24	Power of Attorney contained on the signature pages of this 2019 Annual Report on Form 10-K and incorporated herein by reference.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data File.
* Compensatory plan or arrangement.
ITEM 16.
FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Bank First Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
BANK FIRST CORPORATION
March 11, 2020	By: /s/ Michael B. Molepske Michael B. Molepske Chief Executive Officer and President (Principal Executive Officer)
March 11, 2020	By: /s/ Kevin M. LeMahieu Kevin M. LeMahieu Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael B. Molepske and Kevin M. LeMahieu and each of them, his or her true and lawful attorney(s)-in-fact and agent(s), with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this report and to file the same, with all exhibits and schedules thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney(s)-in-fact and agent(s) full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney(s)-in-fact and agent (s), or their substitute(s), may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.
/s/ Michael G. Ansay Michael G. Ansay	Chairman of the Board, Director	March 11, 2020
/s/ Mary-Kay H. Bourbulas Mary-Kay H. Bourbulas	Director	March 11, 2020
/s/ Donald R. Brisch Donald R. Brisch	Director	March 11, 2020
/s/ Michael P. Dempsey Michael P. Dempsey	Director	March 11, 2020
/s/ Robert D. Gregorski Robert D. Gregorski	Director	March 11, 2020
/s/ Judy L. Heun Judy L. Heun	Director	March 11, 2020
/s/ Michael B. Molepske Michael B. Molepske	Director	March 11, 2020
/s/ Katherine M. Reynolds Katherine M. Reynolds	Director	March 11, 2020
/s/ David R. Sachse David R. Sachse	Director	March 11, 2020
/s/ Peter J. Van Sistine Peter J. Van Sistine	Director	March 11, 2020