Form 10-Q
period 2020-03-31
Bank First Corp
filed 2020-05-11
CIK 1746109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of May 11, 2020 was 7,155,856 shares.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS:

BANK FIRST CORPORATION

Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2020	December 31, 2019
	(Unaudited)	(Audited)
	(In Thousands, except share and per share data)
Assets
Cash and due from banks	$27,659	$33,817
Interest-bearing deposits	556	19,242
Federal funds sold	25,938	33,393
Cash and cash equivalents	54,153	86,452
Securities held to maturity, at amortized cost ($46,988 and $44,803
fair value at March 31, 2020 and December 31, 2019, respectively)	43,732	43,734
Securities available for sale, at fair value	172,070	181,506
Loans held for sale	2,659	587
Loans, net	1,752,275	1,724,947
Premises and equipment, net	36,615	35,286
Goodwill	43,456	43,456
Other investments	7,332	4,933
Cash value of life insurance	25,105	24,945
Identifiable intangible assets, net	9,333	9,666
Other real estate owned ("OREO")	4,530	6,888
Investment in minority-owned subsidiaries	41,267	40,287
Other assets	7,793	7,481
TOTAL ASSETS	$2,200,320	$2,210,168

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Interest-bearing deposits	$1,370,618	$1,366,846
Noninterest-bearing deposits	476,591	476,465
Total deposits	1,847,209	1,843,311
Securities sold under repurchase agreements	35,786	45,865
Notes payable	48,792	49,790
Subordinated notes	18,585	18,622
Other liabilities	12,266	22,369
Total liabilities	1,962,638	1,979,957
Stockholders' equity:
Serial preferred stock - $0.01 par value
Authorized - 5,000,000 shares	-	-
Common stock - $0.01 par value
Authorized - 20,000,000 shares
Issued - 7,902,742 shares as of March 31, 2020 and December 31, 2019
Outstanding - 7,155,955 and 7,084,728 shares
as of March 31, 2020 and December 31, 2019, respectively	79	79
Additional paid-in capital	62,672	63,085
Retained earnings	195,329	189,494
Treasury stock, at cost - 746,787 and 818,014 shares
as of March 31, 2020 and December 31, 2019, respectively	(23,913)	(24,941)
Accumulated other comprehensive income	3,515	2,494
Total stockholders' equity	237,682	230,211
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,200,320	$2,210,168

See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statements of Income

(In thousands, except per share data) (Unaudited)

	Three months ended March 31,
	2020	2019
Interest income:
Loans, including fees	$21,672	$18,226
Securities:
Taxable	1,086	744
Tax-exempt	425	426
Other	113	327
Total interest income	23,296	19,723
Interest expense:
Deposits	4,110	4,225
Securities sold under repurchase agreements	103	130
Borrowed funds	440	168
Total interest expense	4,653	4,523
Net interest income	18,643	15,200
Provision for loan losses	975	625
Net interest income after provision for loan losses	17,668	14,575
Noninterest income:
Service charges	916	679
Income from Ansay and Associates, LLC ("Ansay")	891	875
Income from UFS, LLC ("UFS")	897	594
Loan servicing income	462	223
Net gain on sales of mortgage loans	460	87
Net gain on sale of other investments	-	234
Noninterest income from strategic alliances	17	19
Other	254	829
Total noninterest income	3,897	3,540
Noninterest expense:
Salaries, commissions, and employee benefits	6,452	5,310
Occupancy	1,275	849
Data processing	1,199	913
Postage, stationery, and supplies	172	123
Net loss on sales and valuations of OREO	976	36
Advertising	55	74
Charitable contributions	123	131
Outside service fees	801	684
Amortization of intangibles	334	161
Other	1,354	1,255
Total noninterest expense	12,741	9,536
Income before provision for income taxes	8,824	8,579
Provision for income taxes	1,558	1,992
Net Income	$7,266	$6,587
Earnings per share - basic	$1.03	$1.00
Earnings per share - diluted	$1.02	$1.00
Dividends per share	$0.20	$0.20

See accompanying notes to unaudited consolidated financial statements

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statements of Comprehensive Income

(In thousands) (Unaudited)

	Three Months Ended March 31,
	2020	2019
Net Income	$7,266	$6,587
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities:
Unrealized holding gains arising during period	1,588	2,357
Amortization of unrealized holding gains on securities transferred from available for sale to held to maturity	(10)	(11)
Income tax expense	(557)	(493)
Total other comprehensive income	1,021	1,853
Comprehensive income	$8,287	$8,440

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statement of Stockholders’ Equity

(In thousands, except per share data) (Unaudited)

	Serial		Additional			Other	Total
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive	Stockholders'
	Stock	Stock	Capital	Earnings	Stock	Income (loss)	Equity
		(In Thousands, except share and per share amounts)
Balance at January 1, 2019	$-	$74	$27,601	$168,363	$(21,349)	$(366)	$174,323
Net income	-	-	-	6,587	-	-	6,587
Other comprehensive income	-	-	-	-	-	1,853	1,853
Purchase of treasury stock	-	-	-	-	(2,489)	-	(2,489)
Issuance of treasury stock as deferred compensation payout	-	-	14	-	43	-	57
Cash dividends ($0.20 per share)	-	-	-	(1,306)	-	-	(1,306)
Amortization of stock-based compensation	-	-	152	-	-	-	152
Vesting of restricted stock awards	-	-	(462)	-	462	-	-

Balance at March 31, 2019	$-	$74	$27,305	$173,644	$(23,333)	$1,487	$179,177

Balance at January 1, 2020	$-	$79	$63,085	$189,494	$(24,941)	$2,494	$230,211
Net income	-	-	-	7,266	-	-	7,266
Other comprehensive income	-	-	-	-	-	1,021	1,021
Purchase of treasury stock	-	-	-	-	(2,968)	-	(2,968)
Issuance of treasury stock as deferred compensation payout	-	-	-	-	3,368	-	3,368
Cash dividends ($0.20 per share)	-	-	-	(1,431)	-	-	(1,431)
Amortization of stock-based compensation	-	-	215	-	-	-	215
Vesting of restricted stock awards	-	-	(628)	-	628	-	-

Balance at March 31, 2020	$-	$79	$62,672	$195,329	$(23,913)	$3,515	$237,682

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$7,266	$6,587
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	975	625
Depreciation and amortization of premises and equipment	423	277
Amortization of intangibles	334	161
Net amortization of securities	118	94
Amortization of stock-based compensation	215	152
Accretion of purchase accounting valuations	(705)	(1,024)
Net change in deferred loan fees and costs	(45)	(99)
Change in fair value of mortgage servicing rights ("MSR") and other investments	186	(536)
Loss from sale and disposal of premises and equipment	-	23
Loss on sale of OREO and valuation allowance	976	36
Proceeds from sales of mortgage loans	31,371	7,382
Originations of mortgage loans held for sale	(33,226)	(7,977)
Gain on sales of mortgage loans	(460)	(87)
Realized gain on sale of other investments	-	(234)
Undistributed income of UFS joint venture	(897)	(594)
Undistributed income of Ansay joint venture	(891)	(875)
Net earnings on life insurance	(160)	(153)
Increase in other assets	(869)	(366)
Decrease in other liabilities	(6,725)	(4,786)
Net cash used in operating activities	(2,114)	(1,394)
Cash flows from investing activities, net of effects of business combination:
Activity in securities available for sale and held to maturity:
Maturities, prepayments, and calls	23,541	1,411
Purchases	(12,643)	(3,015)
Net increase in loans	(27,710)	(3,314)
Dividends received from UFS	435	284
Dividends received from Ansay	373	319
Proceeds from sale of OREO	1,468	402
Proceeds from sales of other investments	-	984
Net purchases of Federal Home Loan Bank ("FHLB") stock	(640)	-
Net purchases of Federal Reserve Bank ("FRB") stock	(1,702)	-
Proceeds from sale of premises and equipment	25	-
Purchases of premises and equipment	(1,782)	(999)
Net cash used in investing activities	(18,635)	(3,928)

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statements of Cash Flows (Continued)

(In thousands) (Unaudited)

	Three Months ended March 31,
	2020	2019
Cash flows from financing activities, net of effects of business combination:
Net increase in deposits	$3,928	$16,557
Net decrease in securities sold under repurchase agreements	(10,079)	(6,005)
Proceeds from advances of borrowed funds	73,000	-
Repayment of borrowed funds	(74,000)	-
Dividends paid	(1,431)	(1,306)
Repurchase of common stock	(2,968)	(2,489)
Net cash provided by (used in) financing activities	(11,550)	6,757
Net increase (decrease) in cash and cash equivalents	(32,299)	1,435
Cash and cash equivalents at beginning of period	86,452	107,743
Cash and cash equivalents at end of period	$54,153	$109,178

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$4,809	$4,211
Supplemental schedule of noncash activities:
Loans transferred to OREO	91	726
MSR resulting from sale of loans	243	78
Amortization of unrealized holding gains on securities transferred from available for sale to held to maturity recognized in other comprehensive income, net of tax	(8)	(9)
Change in unrealized gains and losses on investment securities available for sale, net of tax	1,029	1,862
Payment of deferred compensation through issuance of treasury stock	3,368	57

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

These interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures required by GAAP have been omitted or abbreviated. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (“Annual Report”).

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

Recent Accounting Developments Adopted

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. The amendments in this ASU were issued to address concerns over the cost and complexity of the two-step goodwill impairment test and resulted in the removal of the second step of the test. The amendments require an entity to apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance did not amend the optional qualitative assessment of goodwill impairment. This ASU is intended to reduce the cost and complexity of the two-step goodwill impairment test and is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted for testing performed after January 1, 2017. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

Recently Issued Not Yet Effective Accounting Standards

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” Certain aspects of this ASU were updated in November 2018 by the issuance of ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses”. The main objective of the ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in the ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. During 2019 FASB issued ASU 2019-10 which delayed the effective date of ASU 2016-13 for smaller, publicly traded companies, until interim and annual periods beginning after December 15, 2022. This delay applies to the Company as it was classified as a “Smaller reporting company” as defined in Rule 12b-2 of the Exchange Act as of the date ASU 2019-10 was enacted. Management is currently evaluating the potential impact of this update, although the general expectation in the banking industry is that the implementation of this standard will result in higher required balances in the ALL.

NOTE 2 – ACQUISITIONS

On July 12, 2019, the Company completed a merger with Partnership Community Bancshares, Inc. (“Partnership”), a bank holding company headquartered in Cedarburg, Wisconsin, pursuant to the Agreement and Plan of Bank Merger (“Merger Agreement”), dated as of January 22, 2019 and as amended on April 30, 2019, by and among the Company and Partnership, whereby Partnership merged with and into the Company, and Partnership Bank, Partnership’s wholly-owned banking subsidiary, merged with and into the Bank. Partnership’s principal activity was the ownership and operation of Partnership Bank, a state-chartered banking institution that operated four (4) branches in Wisconsin at the time of closing. The merger consideration totaled approximately $49.6 million.

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

On November 20, 2019, the Company entered into an Agreement and Plan of Merger with Tomah Bancshares, Inc. (“Timberwood”), a Wisconsin Corporation, under which Timberwood will merge with and into the Company and Timberwood’s banking subsidiary, Timberwood Bank, will merge with and into the Bank. The transaction is expected to close on May 15, 2020. Merger consideration consists of 100% common stock of the Company, and will total roughly $32.6 million, subject to the fair market valuation of the Company’s common stock on the date of closing. Based on results as of March 31, 2020, the combined company would have total assets of approximately $2.4 billion, loans of approximately $1.8 billion and deposits of approximately $2.0 billion.

NOTE 3 – EARNINGS PER SHARE

The two-class method is used in the calculation of basic and diluted earnings per share. Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. There were no anti-dilutive stock options for the three months ended March 31, 2020 or 2019.

The following table presents the factors used in the earnings per share computations for the period indicated.

	Three Months Ended March 31,
	2020	2019
Basic
Net income available to common shareholders	$7,266	$6,587
Less: Earnings allocated to participating securities	(56)	(52)
Net income allocated to common shareholders	$7,210	$6,535

Weighted average common shares outstanding including participating securities	7,083,520	6,574,362
Less: Participating securities (1)	(54,830)	(52,176)
Average shares	7,028,690	6,522,186

Basic earnings per common shares	$1.03	$1.00

Diluted
Net income available to common shareholders	$7,266	$6,587

Weighted average common shares outstanding for basic earnings per common share	7,028,690	6,522,186
Add: Dilutive effects of stock based compensation awards	99,556	54,148
Average shares and dilutive potential common shares	7,128,246	6,576,334

Diluted earnings per common share	$1.02	$1.00

(1) Participating securities are restrited stock awards whereby the stock certificates have been issued, are included in outstanding shares, receive dividends and can be voted, but have not vested.

NOTE 4 – SECURITIES

The Company’s securities available for sale as of March 31, 2020 and December 31, 2019 is summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
March 31, 2020
Obligations of U.S. Government sponsored agencies	$13,431	$33	$(63)	$13,401
Obligations of states and political subdivisions	59,442	2,655	(36)	62,061
Mortgage-backed securities	52,418	1,847	(22)	54,243
Corporate notes	42,060	401	(96)	42,365
Total available for sale securities	$167,351	$4,936	$(217)	$172,070

December 31, 2019
Obligations of U.S. Government sponsored agencies	$12,218	$-	$(158)	$12,060
Obligations of states and political subdivisions	52,594	2,197	(20)	54,771
Mortgage-backed securities	50,770	988	(38)	51,720
Corporate notes	62,794	172	(11)	62,955
Total available for sale securities	$178,376	$3,357	$(227)	$181,506

The Company’s securities held to maturity as of March 31, 2020 and December 31, 2019 is summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
March 31, 2020
U.S. Treasury securities	$33,525	$3,243	$-	$36,768
Obligations of states and political subdivisions	10,207	13	-	10,220
Total held to maturity securities	$43,732	$3,256	$-	$46,988

December 31, 2019
U.S. Treasury securities	$33,527	$1,076	$(22)	$34,581
Obligations of states and political subdivisions	10,207	15	-	10,222
Total held to maturity securities	$43,734	$1,091	$(22)	$44,803

The following table shows the fair value and gross unrealized losses of securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		Greater Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2020 - Available for Sale
Obligations of U.S. Government sponsored agencies	$11,076	$(63)	$-	$-	$11,076	$(63)
Obligations of states and political subdivisions	3,467	(36)	-	-	3,467	(36)
Mortgage-backed securities	2,918	(17)	1,731	(5)	4,649	(22)
Corporate notes	3,851	(96)	-	-	3,851	(96)
Totals	$21,312	$(212)	$1,731	$(5)	$23,043	$(217)

December 31, 2019 - Available for Sale
Obligations of U.S. Government sponsored agencies	$12,059	$(158)	$-	$-	$12,059	$(158)
Obligations of states and political subdivisions	5,636	(19)	999	(1)	6,635	(20)
Mortgage-backed securities	4,038	(26)	2,187	(12)	6,225	(38)
Corporate notes	3,925	(11)	-	-	3,925	(11)
Totals	$25,658	$(214)	$3,186	$(13)	$28,844	$(227)

December 31, 2019 - Held to Maturity
U.S. Treasury securities	$2,958	$(22)	$-	$-	$2,958	$(22)

As of March 31, 2020, the Company does not consider its securities with unrealized losses to be other-than-temporarily impaired, as the unrealized losses in each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. The Company has the intent and ability to hold its securities to maturity or until par is recovered. There were no other-than-temporary impairments charged to earnings during the three months ended March 31, 2020 or 2019.

The following is a summary of amortized cost and estimated fair value of securities by contractual maturity as of March 31, 2020. Contractual maturities will differ from expected maturities for mortgage-backed securities because borrowers may have the right to call or prepay obligations without penalties.

	Available for Sale		Held to Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$26,344	$26,347	$4,134	$4,177
Due after one year through 5 years	21,833	22,298	13,470	14,137
Due after 5 years through ten years	12,963	13,509	23,219	25,765
Due after 10 years	53,793	55,673	2,909	2,909
Subtotal	114,933	117,827	43,732	46,988
Mortgage-backed securities	52,418	54,243	-	-
Total	$167,351	$172,070	$43,732	$46,988

There were no sales of securities available for sale during the three months ended March 31, 2020 or 2019.

NOTE 5 – LOANS, ALLOWANCE FOR LOAN LOSSES, AND CREDIT QUALITY

The following table presents total loans by portfolio segment and class of loan as of March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
Commercial/industrial	$313,448	$302,538
Commercial real estate - owner occupied	458,490	459,782
Commercial real estate - non-owner occupied	375,871	353,723
Construction and development	140,991	132,296
Residential 1-4 family	442,375	448,605
Consumer	27,936	29,462
Other	6,588	10,440
Subtotals	1,765,699	1,736,846
ALL	(12,967)	(11,396)
Loans, net of ALL	1,752,732	1,725,450
Deferred loan fees and costs	(457)	(503)
Loans, net	$1,752,275	$1,724,947

The ALL by loan type as of March 31, 2020 and 2019 is summarized as follows:

	Commercial / Industrial	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non - Owner Occupied	Construction and Development	Residential 1-4 Family	Consumer	Other	Total
ALL - January 1, 2020	$2,320	$4,587	$1,578	$548	$2,169	$141	$53	$11,396
Charge-offs	(1)	(77)	-	-	-	-	(5)	(83)
Recoveries	-	640	1	-	34	-	4	679
Provision	315	271	223	75	107	1	(17)	975
ALL - March 31, 2020	2,634	5,421	1,802	623	2,310	142	35	12,967
ALL ending balance individually evaluated for impairment	830	410	-	-	-	-	-	1,240
ALL ending balance collectively evaluated for impairment	$1,804	$5,011	$1,802	$623	$2,310	$142	$35	$11,727
Loans outstanding -March 31, 2020	$313,448	$458,490	$375,871	$140,991	$442,375	$27,936	$6,588	$1,765,699
Loans ending balance individually evaluated for impairment	1,872	5,235	-	-	-	-	-	7,107
Loans ending balance collectively evaluated for impairment	$311,576	$453,255	$375,871	$140,991	$442,375	$27,936	$6,588	$1,758,592

	Commercial / Industrial	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non - Owner Occupied	Construction and Development	Residential 1-4 Family	Consumer	Other	Total
ALL - January 1, 2019	$3,021	$3,750	$2,100	$725	$2,472	$148	$32	$12,248
Charge-offs	(586)	(78)	(54)	-	(8)	(11)	(5)	(742)
Recoveries	-	1	-	-	78	1	2	82
Provision	(166)	1,755	(136)	(329)	(508)	(3)	12	625
ALL - March 31, 2019	2,269	5,428	1,910	396	2,034	135	41	12,213
ALL ending balance individually evaluated for impairment	-	2,058	-	-	-	-	-	2,058
ALL ending balance collectively evaluated for impairment	$2,269	$3,370	$1,910	$396	$2,034	$135	$41	$10,155
Loans outstanding -March 31, 2019	$293,220	$412,126	$258,310	$67,537	$367,518	$27,242	$6,165	$1,432,118
Loans ending balance individually evaluated for impairment	-	9,786	-	-	179	-	-	9,965
Loans ending balance collectively evaluated for impairment	$293,220	$402,340	$258,310	$67,537	$367,339	$27,242	$6,165	$1,422,153

The Company’s past due loans as of March 31, 2020 is summarized as follows:

		90 Days
	30-89 Days	or more
	Past Due	Past Due
	Accruing	and Accruing	Non-Accrual	Total
Commercial/industrial	$1,536	$80	$1,887	$3,503
Commercial real estate - owner occupied	433	1,134	3,412	4,979
Commercial real estate - non-owner occupied	316	-	74	390
Construction and development	46	-	-	46
Residential 1-4 family	2,050	214	555	2,819
Consumer	142	1	32	175
Other	-	-	-	-
	$4,523	$1,429	$5,960	$11,912

The Company’s past due loans as of December 31, 2019 is summarized as follows:

		90 Days
	30-89 Days	or more
	Past Due	Past Due
	Accruing	and Accruing	Non-Accrual	Total
Commercial/industrial	$235	$-	$1,923	$2,158
Commercial real estate - owner occupied	1,124	-	2,513	3,637
Commercial real estate - non-owner occupied	-	-	75	75
Construction and development	768	11	-	779
Residential 1-4 family	805	307	550	1,662
Consumer	70	36	32	138
Other	-	-	-	-
	$3,002	$354	$5,093	$8,449

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

The breakdown of loans by risk rating as of March 31, 2020 is as follows:

	Pass (1-5)	6	7	8	Total
Commercial/industrial	$302,998	$6,001	$4,449	$-	$313,448
Commercial real estate - owner occupied	423,568	4,771	30,151	-	458,490
Commercial real estate - non-owner occupied	364,938	10,543	390	-	375,871
Construction and development	140,961	-	30	-	140,991
Residential 1-4 family	440,481	254	1,640	-	442,375
Consumer	27,904	-	32	-	27,936
Other	6,588	-	-	-	6,588
	$1,707,438	$21,569	$36,692	$-	$1,765,699

The breakdown of loans by risk rating as of December 31, 2019 is as follows:

	Pass (1-5)	6	7	8	Total
Commercial/industrial	$290,180	$5,329	$7,029	$-	$302,538
Commercial real estate - owner occupied	422,336	5,603	31,843	-	459,782
Commercial real estate - non-owner occupied	344,278	8,774	671	-	353,723
Construction and development	132,266	-	30	-	132,296
Residential 1-4 family	447,630	256	719	-	448,605
Consumer	29,430	-	32	-	29,462
Other	10,440	-	-	-	10,440
	$1,676,560	$19,962	$40,324	$-	$1,736,846

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

A summary of impaired loans individually evaluated as of March 31, 2020 is as follows:

	Commercial/ Industrial	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non - Owner Occupied	Construction and Development	Residential 1-4 Family	Consumer	Other	Unallocated	Total
With an allowance recorded:
Recorded investment	$1,872	$3,591	$-	$-	$-	$-	$-	$-	$5,463
Unpaid principal balance	1,872	3,591	-	-	-	-	-	-	5,463
Related allowance	830	410	-	-	-	-	-	-	1,240

With no related allowance recorded:
Recorded investment	$-	$1,644	$-	$-	$-	$-	$-	$-	$1,644
Unpaid principal balance	-	1,644	-	-	-	-	-	-	1,644
Related allowance	-	-	-	-	-	-	-	-	-

Total:
Recorded investment	$1,872	$5,235	$-	$-	$-	$-	$-	$-	$7,107
Unpaid principal balance	1,872	5,235	-	-	-	-	-	-	7,107
Related allowance	830	410	-	-	-	-	-	-	1,240
Average recorded investment	$1,875	$4,567	$-	$-	$-	$-	$-	$-	$6,442

A summary of impaired loans individually evaluated as of December 31, 2019 is as follows:

	Commercial/ Industrial	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non - Owner Occupied	Construction and Development	Residential 1-4 Family	Consumer	Other	Total
With an allowance recorded:
Recorded investment	$1,878	$960	$-	$-	$-	$-	$-	$2,838
Unpaid principal balance	1,878	960	-	-	-	-	-	2,838
Related allowance	760	80	-	-	-	-	-	840

With no related allowance recorded:
Recorded investment	$-	$2,938	$-	$-	$-	$-	$-	$2,938
Unpaid principal balance	-	2,938	-	-	-	-	-	2,938
Related allowance	-	-	-	-	-	-	-	-

Total:
Recorded investment	$1,878	$3,898	$-	$-	$-	$-	$-	$5,776
Unpaid principal balance	1,878	3,898	-	-	-	-	-	5,776
Related allowance	760	80	-	-	-	-	-	840
Average recorded investment	$3,773	$5,847	$-	$-	$351	$-	$-	$9,971

Interest recognized while these loans were impaired is considered immaterial to the consolidated financial statements for the three months ended March 31, 2020 and 2019.

The following table presents loans acquired with deteriorated credit quality as of March 31, 2020 and December 31, 2019. No loans in this table had a related allowance at either date, and therefore, the below disclosures were not expanded to include loans with and without a related allowance.

	March 31, 2020		December 31, 2019
	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance
Commercial & Industrial	$144	$165	$191	$212
Commercial real estate - owner occupied	171	402	518	785
Commercial real estate - non-owner occupied	358	391	-	-
Construction and development	92	102	213	237
Residential 1-4 family	894	1,022	901	1,031
Consumer	-	-	-	-
Other	-	-	-	-
	$1,659	$2,082	$1,823	$2,265

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

The following table represents the change in the accretable and non-accretable components of discounts on loans acquired with deteriorated credit quality for the three months ended March 31, 2020, and year ended December 31, 2019:

	March 31, 2020		December 31, 2019
	Accretable	Non-accretable	Accretable	Non-accretable
	discount	discount	discount	discount
Balance at beginning of period	$222	$220	$318	$745
Acquired balance, net	-	-	44	333
Reclassifications between accretable and non-accretable	5	(5)	858	(858)
Accretion to loan interest income	(19)	-	(998)	-
Balance at end of period	$208	$215	$222	$220

A troubled debt restructuring (TDR) includes a loan modification where a borrower is experiencing financial difficulty and we grant a concession to that borrower that we would not otherwise consider except for the borrower’s financial difficulties. A TDR may be either on accrual or nonaccrual status based upon the performance of the borrower and management’s assessment of collectability. If a TDR is placed on nonaccrual status, it remains there until a sufficient period of performance under the restructured terms has occurred at which time it is returned to accrual status, generally six months. As of March 31, 2020 and December 31, 2019 the Company had specific reserves of $-0- and $80,000 for TDRs, respectively, and none of them have subsequently defaulted.

The following table presents the TDRs during the three months ended March 31, 2020. There were no TDRs during the same period in 2019.

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commerical Real Estate	1	$115	$115

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

Following is an analysis of activity in the MSR asset:

	Three Months Ended	Year Ended
	March 31, 2020	December 31, 2019
Fair value at beginning of period	$4,287	$3,085
MSR asset acquired	-	1,859
Servicing asset additions	243	740
Loan payments and payoffs	(272)	(821)
Changes in valuation inputs and assumptions used in the valuation model	29	(576)
Amount recognized through earnings	-	(657)
Fair value at end of period	$4,287	$4,287
Unpaid principal balance of loans serviced for others (in thousands)	$568,584	$554,374
Mortgage servicing rights as a percent of loans serviced for others	0.75	0.77

The primary economic assumptions utilized by the Company in measuring the value of MSRs were constant prepayment speeds of 14.3 and 12.1 months as of March 31, 2020 and December 31, 2019, respectively, and discount rates of 9.8% and 10% as of each period end.

NOTE 7 – NOTES PAYABLE

From time to time the Company utilizes FHLB advances to fund liquidity. At March 31, 2020 and December, 31, 2019, the Company had outstanding balances borrowed from the FHLB of $38.8 million and $39.8 million, respectively. The advances, rate, and maturities of FHLB advances were as follows:

			March 31,	December 31,
	Maturity	Rate	2020	2019
Fixed rate, fixed term	01/27/2020	1.42%	$-	$1,000
Fixed rate, fixed term	11/02/2020	1.28%	400	400
Fixed rate, fixed term	01/22/2021	1.67%	2,000	2,000
Fixed rate, fixed term	01/25/2021	2.37%	5,000	5,000
Fixed rate, fixed term	01/27/2021	1.60%	1,000	1,000
Fixed rate, fixed term	11/03/2021	1.46%	400	400
Fixed rate, fixed term	08/08/2022	1.76%	10,000	10,000
Fixed rate, fixed term	08/08/2023	1.74%	10,000	10,000
Fixed rate, fixed term	08/08/2024	1.75%	10,000	10,000
			$38,800	$39,800

Future maturities of borrowings were as follows:

	March 31,	December 31,
	2020	2019
1 year or less	$8,400	$1,400
1 to 2 years	400	8,400
2 to 3 years	10,000	10,000
3 to 4 years	10,000	10,000
4 to 5 years	10,000	10,000
	$38,800	$39,800

The Company maintains a $5.0 million line of credit with a commercial bank. At March 31, 2020 and December 31, 2019 the Company had outstanding balances on this note of $5.0 million. The note requires monthly payments of interest at a variable rate, and is due in full on May 25, 2020.

The Company maintains a $5.0 million line of credit with another commercial bank. At March 31, 2020 and December 31, 2019 the Company had outstanding balances on this note of $5.0 million. The note requires monthly payments of interest at a variable rate, and is due in full on May 19, 2020.

NOTE 8 – SUBORDINATED NOTES

During September 2017, the Company entered into subordinated note agreements with three separate commercial banks. The Company had outstanding balances of $11.5 million under these agreements as of March 31, 2020 and December 31, 2019. These notes were all issued with 10- year maturities, carry interest at a variable rate payable quarterly, are callable on or after the sixth anniversary of the issuance dates, and qualify for Tier 2 capital for regulatory purposes.

As a part of the Partnership acquisition, further detailed in Note 2, the Company assumed a subordinated note agreement with outstanding balance of $7.0 million, and a fair market value adjustment of $0.2 million ($0.1 million as of March 31, 2020 and December 31, 2019). The total amount outstanding was $7.1 million at March 31, 2020 and December 31, 2019. The note matures on October 1, 2025, requires quarterly interest-only payments at a rate of 7.1% prior to maturity, and can be prepaid without penalty after October 1, 2020.

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

Under regulatory guidance for non-advanced approaches institutions, the Bank is required to maintain minimum amounts and ratios of common equity Tier I capital to risk-weighted assets. Additionally, under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. As of March 31, 2020 and December 31, 2019, the Bank met all capital adequacy requirements to which they are subject.

Beginning in 2016, an additional conservation buffer was added to the minimum requirements for capital adequacy purposes, subject to a three year phase-in period. The capital conservation buffer was fully phased in January 1, 2019 at 2.50%.

Actual and required capital amounts and ratios are presented below at period-end:

							To Be Well
					Minimum Capital		Capitalized Under
			For Capital		Adeqaucy with		Prompt Corrective
	Actual		Adequacy Purposes		Capital Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2020
Total capital (to risk-weighted assets):
Corporation	$218,198	10.76%	NA	NA	NA	NA	NA	NA
Bank	$225,087	11.11%	$162,142	8.00%	$212,811	10.50%	$202,678	10.00%
Tier 1 capital (to risk-weighted assets):
Corporation	$186,646	9.20%	NA	NA	NA	NA	NA	NA
Bank	$212,120	10.47%	$121,607	6.00%	$172,276	8.50%	$162,142	8.00%
Common Equity Tier 1 capital (to risk-weighted assets):
Corporation	$186,646	9.20%	NA	NA	NA	NA	NA	NA
Bank	$212,120	10.47%	$91,205	4.50%	$141,874	7.00%	$131,740	6.50%
Tier 1 capital (to average assets):
Corporation	$186,646	8.68%	NA	NA	NA	NA	NA	NA
Bank	$212,120	9.91%	$85,606	4.00%	$85,606	4.00%	$107,008	5.00%
December 31, 2019
Total capital (to risk-weighted assets):
Corporation	$208,900	10.35%	NA	NA	NA	NA	NA	NA
Bank	$215,347	10.69%	$161,163	8.00%	$211,527	10.50%	$201,454	10.00%
Tier 1 capital (to risk-weighted assets):
Corporation	$178,882	8.86%	NA	NA	NA	NA	NA	NA
Bank	$203,951	10.12%	$120,872	6.00%	$171,236	8.50%	$161,163	8.00%
Common Equity Tier 1 capital (to risk-weighted assets):
Corporation	$178,882	8.86%	NA	NA	NA	NA	NA	NA
Bank	$203,951	10.12%	$90,654	4.50%	$141,018	7.00%	$130,945	6.50%
Tier 1 capital (to average assets):
Corporation	$178,882	8.46%	NA	NA	NA	NA	NA	NA
Bank	$203,951	9.67%	$84,390	4.00%	84,390	4.00%	$105,487	5.00%

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate-lock commitments). Rate-lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements and for fixed rate commitments also considers the difference between current levels of interest rates and committed rates. The notional amount of rate-lock commitments at March 31, 2020 and December 31, 2019 was approximately $68.8 million and $14.8 million, respectively.

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

The following commitments were outstanding:

	Notional Amount
	March 31, 2020	December 31, 2019
Commitments to extend credit:
Fixed	$44,700	$49,741
Variable	341,993	333,468
Credit card arrangements	9,641	11,148
Letters of credit	17,186	17,121

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
March 31, 2020
Assets
Securities available for sale
Obligations of U.S. Government
sponsored agencies	$13,401	$-	$13,401	$-
Obligations of states
and political subdivisions	62,061	-	62,061	-
Mortgage-backed securities	54,243	-	54,243	-
Corporate notes	42,365	-	42,365	-
Mortgage servicing rights	4,287	-	4,287	-
December 31, 2019
Assets
Securities available for sale
Obligations of U.S. Government
sponsored agencies	$12,060	$-	$12,060	$-
Obligations of states
and political subdivisions	54,771	-	54,771	-
Mortgage-backed securities	51,720	-	51,720	-
Corporate notes	62,955	-	62,955	-
Mortgage servicing rights	4,287	-	4,287	-

Fair value of assets measured on a recurring basis using significant unobservable inputs (Level 3) are as follows:

	March 31, 2020	December 31, 2019
Total securities at beginning of period	$-	$400
Included in earnings	-	-
Included in other comprehensive income	-	-
Purchases, issuance, and settlements	-	(400)
Transfer in and/or out of level 3	-	-
Total securities at end of period	$-	$-

Information regarding the fair value of assets measured at fair value on a non-recurring basis is as follows:

		Quoted Prices
		In Active	Significant
	Assets	Markets	Other	Significant
	Measured	for Identical	Observable	Unobservable
	At Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2020
OREO	$4,530	$-	$-	$4,530
Impaired Loans, net of impairment reserve	7,551	-	-	7,551
	$12,081	$-	$-	$12,081
December 31, 2019
OREO	$6,888	$-	$-	$6,888
Impaired Loans, net of impairment reserve	6,847	-	-	6,847
	$13,735	$-	$-	$13,735

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

	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
As of March 31, 2020

Other real estate owned	Third party appraisals, sales contracts or brokered price options	Collateral discounts and estimated costs to sell	0% - 56%	32.3%

Impaired loans	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 100%	5.3%

As of December 31, 2019

Other real estate owned	Third party appraisals, sales contracts or brokered price options	Collateral discounts and estimated costs to sell	0% - 61%	33.5%

Impaired loans	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 100%	6.1%

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

The carrying value and estimated fair value of financial instruments at March 31, 2020 and December 31, 2019 follows:

		Fair Value
March 31, 2020	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$54,153	$54,153	$-	$-	$54,153
Securities held to maturity	43,732	-	46,988	-	46,988
Securities available for sale	172,070	-	172,070	-	172,070
Loans held for sale	2,659	-	-	2,659	2,659
Loans, net	1,752,275	-	-	1,774,641	1,774,641
Other investments, at cost	7,332	-	-	7,332	7,332
Mortgage servicing rights	4,287	-	4,287	-	4,287
Cash surrender value of life insurance	25,105	25,105	-	-	25,105

Deposits	$1,847,209	$-	$-	$1,821,582	$1,821,582
Securities sold under repurchase agreements	35,786	-	35,786	-	35,786
Notes payable	48,792	-	48,792	-	48,792
Subordinated notes	18,585	-	18,585	-	18,585

		Fair Value
December 31, 2019	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$86,452	$86,452	$-	$-	$86,452
Securities held to maturity	43,734	-	44,803	-	44,803
Securities available for sale	181,506	-	181,506	-	181,506
Loans held for sale	587	-	-	587	587
Loans, net	1,724,947	-	-	1,723,542	1,723,542
Other investments, at cost	4,933	-	-	4,933	4,933
Mortgage servicing rights	4,287	-	4,287	-	4,287
Cash surrender value of life insurance	24,945	24,945	-	-	24,945

Financial liabilities:
Deposits	$1,843,311	$-	$-	$1,783,638	$1,783,638
Securities sold under repurchase agreements	45,865	-	45,865	-	45,865
Notes payable	49,790	-	49,790	-	49,790
Subordinated notes	18,622	-	18,622	-	18,622

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

NOTE 12 – STOCK BASED COMPENSATION

The Company has made restricted share grants pursuant to the Bank First Corporation 2011 Equity Plan. The purpose of the Plan is to provide financial incentives for selected employees and for the non-employee Directors of the Company, thereby promoting the long-term growth and financial success of the Company. The Company stock to be offered under the Plan pursuant to Stock Appreciation Rights, performance unit awards, and restricted stock and unrestricted Company stock awards must be Company stock previously issued and outstanding and reacquired by the Company. The number of shares of Company stock that may be issued pursuant to awards under the Plan shall not exceed, in the aggregate, 659,250. As of March 31, 2020 and December 31, 2019, 202,569 and 177,462 shares of Company stock have been awarded under the Plan, respectively. Compensation expense for restricted stock is based on the fair value of the awards of Bank First Corporation common stock at the time of grant. The value of restricted stock grants that are expected to vest is amortized into expense over the vesting periods. For the three months ended March 31, 2020 and 2019, compensation expense of $0.2 million was recognized related to restricted stock awards.

As of March 31, 2020, there was $2.9 million of unrecognized compensation cost related to non-vested restricted stock awards granted under the plan. That cost is expected to be recognized over a weighted average period of 3.24 years. The aggregate grant date fair value of restricted stock awards that vested during the three months ended March 31, 2020, was approximately $0.6 million.

	For the three months ended March 31, 2020		For the three months ended March 31, 2019
		Weighted-		Weighted-
		Average Grant-		Average Grant-
	Shares	Date Fair Value	Shares	Date Fair Value
Restricted Stock
Outstanding at beginning of year	50,676	$43.03	51,776	$34.27
Granted	25,107	61.49	17,015	56.62
Vested	(16,800)	37.38	(16,039)	28.82
Forfeited or cancelled	-	-	(176)	22.90
Outstanding at end of year	58,983	$52.50	52,576	$43.31

NOTE 13 – LEASES

Accounting standards require lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements, establishing a right-of-use (“ROU”) model that requires a lessee to recognize a ROU lease asset and liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

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

For operating leases, the lease liability and ROU asset (before adjustments) are recorded at the present value of future lease payments. Accounting standards require the use of the lease interest rate; however, this rate is typically not known. As an alternative, the use of an entity’s fully secured incremental borrowing rate is permitted. The Company is electing to utilize the Wall Street Journal Prime Rate on the date of lease commencement.

	Three-month period ended
	March 31, 2020	March 31, 2019
Amortization of ROU Assets - Operating Leases	$10	$16
Interest on Lease Liabilities - Operating Leases	23	16
Operating Lease Cost (Cost resulting from lease payments)	33	32
ROU Assets - Operating Leases at beginning of period	1,699	-
New ROU Assets - Operating Leases	-	1,744
ROU Assets - Operating Leases at March 31,	1,689	1,744
Weighted Average Lease Term (Years) - Operating Leases	31.54	31.68
Weighted Average Discount Rate - Operating Leases	5.50%	5.50%

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liabilities as of March 31, 2020 is as follows:

March 31, 2020
Operating lease payments due:
Within one year	$136
After one but within two years	136
After two but within three years	103
After three but within four years	86
After four years but within five years	86
After five years	3,389
Total undiscounted cash flows	3,936
Discount on cash flows	(2,247)
Total operating lease liabilities	$1,689

NOTE 14 – SUBSEQUENT EVENTS

COVID-19

In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a National Public Health Emergency. In late March in response to the COVID-19 pandemic, the government of Wisconsin and of most other states took preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego their time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential.

While banks such as Bank First have been designated an essential business, which allows us to continue to serve our customers, we serve many customers that have been deemed, or who are employed by businesses that have been deemed, to be non-essential. Many of our customers that have been categorized to date as essential businesses, or who are employed by businesses that have been categorized as essential businesses, have also been adversely affected by the COVID-19 pandemic.

The impact of the COVID-19 pandemic on the economy continues to evolve. The COVID-19 pandemic and its associated impacts on trade, travel, unemployment, consumer spending, and other economic activities has resulted in less economic activity and could have an adverse effect on our business, financial condition and results of operations. The ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations is currently uncertain and will depend on various developments and other factors, including, among others, the duration and scope of the pandemic, as well as governmental, regulatory and private sector responses to the pandemic, and the associated impacts on the economy, financial markets and our customers.

Our business, financial condition and results of operations generally rely upon the ability of our borrowers to repay their loans, the value of collateral underlying our secured loans, and demand for loans and other products and services we offer, which are highly dependent on the business environment in our primary markets. We have actively reached out to our customers to provide guidance, direction and assistance in these uncertain times. We have also extended credit to our customers related to the Payroll Protection Program (“PPP”). As of May 11, 2020, we have secured funding of approximately 1,635 loans totaling approximately $266.8 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2019, included in our Annual Report and with our unaudited condensed accompanying notes set forth in this Quarterly Report on Form 10-Q for the quarterly period March 31, 2020.

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

The Bank is a 49.8% member of a data processing subsidiary, UFS, which provides core data processing, endpoint management cloud services, cyber security and digital banking solutions for over 50 Midwest banks. The Bank, through its 100% owned subsidiary TVG Holdings, Inc., also holds a 40% ownership interest in Ansay, an insurance agency providing clients throughout Wisconsin with insurance and risk management solutions (on October 1, 2019, TVG Holdings, Inc. purchased an additional 10% ownership interest in Ansay, increasing its ownership interest from 30% prior to that date). These unconsolidated subsidiary interests contribute noninterest income to the Bank through their underlying annual earnings.

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

On November 20, 2019, the Company entered into an Agreement and Plan of Merger with Tomah Bancshares, Inc. (“Timberwood”), a Wisconsin Corporation, under which Timberwood will merge with and into the Company and Timberwood’s banking subsidiary, Timberwood Bank, will merge with and into the Bank. The transaction is expected to close on May 15, 2020. Merger consideration consists of 100% common stock of the Company, and will total roughly $32,600,000, subject to the fair market valuation of the Company’s common stock on the date of closing. Based on results as of March 31, 2020, the combined company would have total assets of approximately $2.4 billion, loans of approximately $1.8 billion and deposits of approximately $2.0 billion.

RECENT EVENTS

During the first quarter of 2020, COVID-19 was declared a global pandemic by the World Health Organization and a National Public Health Emergency was declared in the United States. Shortly before the end of March 2020, in response to the COVID-19 pandemic, the government of Wisconsin and of most other states took preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego their time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential.

While banks such as Bank First have been designated an essential business, which allows us to continue to serve our customers, we serve many customers that have been deemed, or who are employed by businesses that have been deemed, to be non-essential. Many of our customers that have been categorized to date as essential businesses, or who are employed by businesses that have been categorized as essential businesses, have also been adversely affected by the COVID-19 pandemic.

The impact of the COVID-19 pandemic on the economy continues to evolve. The COVID-19 pandemic and its associated impacts on trade, travel, unemployment, consumer spending, and other economic activities has resulted in less economic activity and could have an adverse effect on our business, financial condition and results of operations. The ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations is currently uncertain and will depend on various developments and other factors, including, among others, the duration and scope of the pandemic, as well as governmental, regulatory and private sector responses to the pandemic, and the associated impacts on the economy, financial markets and our customers.

Our business, financial condition and results of operations generally rely upon the ability of our borrowers to repay their loans, the value of collateral underlying our secured loans, and demand for loans and other products and services we offer, which are highly dependent on the business environment in our primary markets. We have actively reached out to our customers to provide guidance, direction and assistance in these uncertain times. We have also extended credit to our customers related to the Payroll Protection Program (“PPP”). As of May 11, 2020, we have secured funding of approximately 1,635 loans totaling approximately $266.8 million.

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

The following tables present certain selected historical consolidated financial data as of the dates or for the period indicated:

	At or for the Three Months Ended
(In thousands, except per share data)	3/31/2020	12/31/2019	9/30/2019	6/30/2019	3/31/2019
Results of Operations:

Interest income	$23,296	$23,795	$25,489	$20,158	$19,723
Interest expense	4,653	5,015	5,176	4,784	4,523

Net interest income	18,643	18,780	20,313	15,374	15,200
Provision for loan losses	975	1,125	3,000	500	625

Net interest income after provision for loan losses	17,668	17,655	17,313	14,874	14,575

Noninterest income	3,897	3,211	3,145	2,736	3,540
Noninterest expense	12,741	11,182	12,087	9,955	9,536

Income before income tax expense	8,824	9,684	8,371	7,655	8,579
Income tax expense	1,558	2,225	1,712	1,666	1,992

Net income	$7,266	$7,459	$6,659	$5,989	$6,587

Earnings per common share - basic	$1.03	$1.05	$0.95	$0.91	$1.00
Earnings per common share - diluted	1.02	1.04	0.93	0.90	1.00

Common Shares:

Basic weighted average	7,083,520	7,084,728	7,036,807	6,577,016	6,574,362
Diluted weighted average	7,128,246	7,182,854	7,134,674	6,675,794	6,576,334
Outstanding	7,155,955	7,084,728	7,084,728	6,576,171	6,577,045

Noninterest income / noninterest expense:

Service charges	$916	$1,110	$918	$799	$679
Income from Ansay	891	55	319	543	875
Income from UFS	897	842	768	731	594
Loan servicing income	462	(291)	374	244	223
Net gain on sales of mortgage loans	460	627	533	154	87
Net gain on sales of securities	-	611	-	23	234
Noninterest income from strategic alliances	17	21	26	29	19
Other noninterest income	254	236	207	213	829

Total noninterest income	$3,897	$3,211	$3,145	$2,736	$3,540

Personnel expense	$6,452	$5,918	$6,272	$5,403	$5,310
Occupancy, equipment and office	1,275	1,103	1,076	832	849
Data processing	1,199	1,478	1,158	960	913
Postage, stationery and supplies	172	141	135	192	123
Net (gain) loss on sales and valuations of other real estate owned	976	36	(10)	(135)	36
Advertising	55	88	53	53	74
Charitable contributions	123	69	225	141	131
Outside service fees	801	204	1,171	982	684
Amortization of intangibles	334	373	374	161	161
Other noninterest expense	1,354	1,772	1,633	1,366	1,255

Total noninterest expense	$12,741	$11,182	$12,087	$9,955	$9,536

Period-end balances:

Loans	$1,765,242	$1,736,343	$1,714,213	$1,419,192	$1,431,498
Allowance for loan losses	12,967	11,396	10,131	12,170	12,213
Investment securities available-for-sale, at fair value	172,070	181,506	136,935	120,083	122,761
Investment securities held-to-maturity, at cost	43,732	43,734	42,605	39,537	40,769
Goodwill and other intangibles, net	52,789	53,122	54,153	19,998	20,160
Total assets	2,200,320	2,210,268	2,163,501	1,806,467	1,805,408
Deposits	1,847,209	1,843,311	1,838,080	1,574,998	1,573,677
Stockholders' equity	237,682	230,211	225,332	185,448	179,177
Book value per common share	33.21	32.49	31.81	28.20	27.24
Tangible book value per common share (1)	26.44	25.60	24.86	25.63	24.65

Average balances:

Loans	$1,744,576	$1,718,705	$1,682,932	$1,420,710	$1,434,283
Interest-earning assets	2,011,382	1,976,420	1,923,451	1,679,604	1,652,106
Total assets	2,196,662	2,160,080	2,095,357	1,801,530	1,773,345
Deposits	1,843,039	1,835,430	1,786,373	1,563,322	1,548,306
Interest-bearing liabilities	1,476,814	1,373,320	1,310,757	1,142,604	1,141,177
Goodwill and other intangibles, net	48,606	49,071	42,373	20,096	20,259
Stockholders' equity	233,470	228,404	227,205	181,498	175,058

Financial ratios (2):

Return on average assets	1.32%	1.37%	1.27%	1.33%	1.49%
Return on average common equity	12.45%	12.96%	11.72%	13.20%	15.05%
Average equity to average assets	10.63%	10.57%	10.84%	10.07%	9.87%
Stockholders' equity to assets	10.80%	10.42%	10.42%	10.27%	9.92%
Tangible equity to tangible assets (1)	8.79%	8.39%	8.33%	9.42%	9.06%
Loan yield	5.00%	5.15%	5.63%	5.22%	5.15%
Earning asset yield	4.74%	4.86%	5.37%	4.90%	4.93%
Cost of funds	1.27%	1.45%	1.57%	1.68%	1.61%
Net interest margin, taxable equivalent	3.81%	3.85%	4.30%	3.76%	3.82%
Net loan charge-offs to average loans	-0.14%	-0.01%	1.20%	0.16%	0.18%
Nonperforming loans to total loans	0.42%	0.31%	0.30%	1.20%	1.14%
Nonperforming assets to total assets	0.51%	0.52%	0.52%	1.10%	1.07%
Allowance for loan losses to loans	0.73%	0.66%	0.59%	0.86%	0.85%

(1)	These measures are not measures prepared in accordance with GAAP, and are therefore considered to be non-GAAP financial measures. See "GAAP reconciliation and management explanation of non-GAAP finanical measures" for a reconciliation of these measures to their most comparable GAAP measures.

(2)	Income statement-related ratios for partial year periods are annualized.

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

	At or for the Three Months Ended
(In thousands, except per share data)	3/31/2020	12/31/2019	9/30/2019	6/30/2019	3/31/2019
Tangible Assets
Total assets	$2,200,320	$2,210,268	$2,163,501	$1,806,467	$1,805,408
Adjustments:
Goodwill	(43,456)	(43,456)	(43,456)	(15,024)	(15,024)
Core deposit intangible, net of amortization	(5,046)	(5,379)	(5,752)	(1,890)	(2,051)
Tangible assets	$2,151,818	$2,161,433	$2,114,293	$1,789,553	$1,788,333

Tangible Common Equity
Total stockholders' equity	$237,682	$230,211	$225,332	$185,448	$179,177
Adjustments:
Goodwill	(43,456)	(43,456)	(43,456)	(15,024)	(15,024)
Core deposit intangible, net of amortization	(5,046)	(5,379)	(5,752)	(1,890)	(2,051)
Tangible common equity	$189,180	$181,376	$176,124	$168,534	$162,102

Book value per common share	$33.21	$32.49	$31.81	$28.20	$27.24
Tangible book value per common share	26.44	25.60	24.86	25.63	24.65

Total stockholders' equity to total assets	10.80%	10.42%	10.42%	10.27%	9.92%
Tangible common equity to tangible assets	8.79%	8.39%	8.33%	9.42%	9.06%

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2020 and March 31, 2019

General. Net income increased $0.7 million to $7.3 million for three months ended March 31, 2020, compared to $6.6 million for the same period in 2019. This increase was primarily due to the added scale of the four offices acquired in the Partnership acquisition during the third quarter of 2019.

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

Net interest and dividend income increased by $3.4 million to $18.6 million for the three months ended March 31, 2020 compared to $15.2 million for three months ended March 31, 2019. The increase in net interest income was primarily due to the added scale of four offices acquired in the Partnership acquisition. Interest income on loans increased by $3.7 million, or 20.4%, during the same period. Total average interest-earning assets was $2.0 billion for the three months ended March 31, 2020, up from $1.7 billion for the same period in 2019. Tax equivalent net interest margin decreased 0.01% to 3.81% for the three-months ended March 31, 2020, down from 3.82% for the same period in 2019. Net interest margin decreased by 0.05% due to a decrease in purchase accounting accretion quarter-over-quarter which counteracted an increase of 0.04% in core net interest margin. Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes on both volume and mix and pricing decisions, and external factors include changes in market interest rates, competition and the shape of the interest rate yield curve.

Interest Income. Total interest income increased $3.6 million, or 18.1%, to $23.3 million for the three months ended March 31, 2020 compared to $19.7 million for the same period in 2019. The increase in total interest income was primarily due the added scale of four offices acquired in the Partnership acquisition. The average balance of loans increased by $310.3 million during the three months ended March 31, 2020 compared to the same period in 2019.

Interest Expense. Interest expense increased $0.1 million, or 2.9%, to $4.6 million for the three months ended March 31, 2020 compared to $4.5 million for the same period in 2019. The increase in interest expense was primarily due to the added scale of four offices acquired in the Partnership acquisition.

Interest expense on interest-bearing deposits decreased by $0.1 million to $4.1 million for the three months ended March 31, 2020, from $4.2 million for the same period in 2019. The average cost of interest-bearing deposits was 1.20% for the three months ended March 31, 2020, compared to 1.55% for the same period in 2019.

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

We recorded a provision for loan losses of $1.0 million for the three months ended March 31, 2020 compared to $0.6 million for the same period in 2019. We recorded net recoveries of $0.6 million for the three months ended March 31, 2020 compared to net charge-offs of $0.7 million for the same period in 2019. The elevated provision plus net recoveries during the first quarter of 2020 compared to the provision less net charge-offs during the first quarter of 2019 was primarily the result of increased qualitative factors in the calculation of the ALL at March 31, 2020, in response to the heightened economic risks resulting from the COVID-19 pandemic. The ALL was $13.0 million, or 0.73% of total loans, at March 31, 2020 compared to $12.2 million, or 0.85% of total loans at March 31, 2019. The reduced percentage of ALL to loans at March 31, 2020, compared to March 31, 2019, is the result of significant reductions of problem loans acquired in the Waupaca transaction, as well as acquiring approximately $275.3 million in loans carried at fair value with no related ALL in the Partnership transaction, both occurring during the third quarter of 2019.

Noninterest Income. Noninterest income is an important component of our total revenues. A significant portion of our noninterest income is associated with service charges and income from the Bank’s subsidiaries, Ansay and UFS. Other sources of noninterest income include loan servicing fees, gains on sales of mortgage loans, and other income from strategic alliances.

Noninterest income increased $0.4 million to $3.9 million for the three months ended March 31, 2020 compared to $3.5 million for the same period in 2019. Income from service charges increased by 34.9% due to an expanded base of customer relationships, many of which were the result of the Partnership acquisition. Income from our investment in UFS increased by 51.0% as they continue to see significant growth in customers in their managed information technology business. Loan servicing income increased by 107.2% resulting from the addition of a significant serviced portfolio acquired as a part of the acquisition of Partnership, which increased the Company’s serviced, off-balance sheet loan portfolio by 67.3%, as well as strong organic growth in the Company’s sold but serviced loan portfolio. Net gains on sales of mortgage loans saw an increase of 428.7% quarter-over-quarter as the Company continues to experience very robust activity in secondary market loan originations. During the first quarter of 2019 the Company sold common stock of another bank holding company that it held for several years. This sale resulted in a gain of $0.2 million, and was an event that did not repeat during the first quarter of 2020, causing a negative comparison between those periods. Also during the first quarter of 2019 the Company revalued an investment in common stock of another financial institution, which had historically been held at cost, to fair value based on recent observable prices in orderly stock transactions, resulting in other noninterest income of $0.6 million. While this common stock continued to be held and valued in a similar fashion during the first quarter of 2020, the appreciation in value was less than $0.1 million, creating a negative variance between those periods in other noninterest income.

The major components of our noninterest income are listed below:

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
	(In thousands)
Noninterest Income
Service Charges	$916	$679	$237	35%
Income from Ansay & Associates, LLC	891	875	16	2%
Income from UFS, LLC	897	594	303	51%
Loan Servicing income	462	223	239	107%
Net gain on sales of mortgage loans	460	87	373	429%
Net gain on sales of securities	-	234	(234)	(100)%
Noninterest income from strategic alliances	17	19	(2)	(11)%
Other	254	829	(575)	(69)%
Total noninterest income	$3,897	$3,540	$357	10%

Noninterest Expense. Noninterest expense increased $3.2 million to $12.7 million for the three months ended March 31, 2020 compared to $9.5 million for the same period in 2019. The increase in noninterest expense was primarily the result of the Partnership acquisition. Personnel expense increased 21.5%, or $1.1 million, as a result of the added cost of staffing four acquired office locations in addition to customary annual pay increases. Occupancy expenses and postage, stationary and supplies expense increased 50.2% and 39.8%, respectively, the result of significant investments made in equipment to allow staff to work remotely and sanitation supplies to maintain safe work environments due to the COVID-19 pandemic as well as costs associated with moving two legacy offices to newly constructed locations during the first quarter of 2020. Data processing and outside service fees increased by 31.3% and 17.1%, respectively, as a result of one-time expenses incurred in anticipation of the upcoming Timberwood acquisition. Finally, amortization of intangibles increased by 107.5% as a result of amortization related to the core deposit intangible that was established as part of the Partnership acquisition.

Net gains and losses from sales and valuations of ORE are specific to the properties which are sold or held and will vary greatly period to period, as they did in the first quarter of 2020 compared to the first quarter of 2019.

The major components of our noninterest expense are listed below:

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
	(In thousands)
Noninterest Expense
Salaries, commissions, and employee benefits	$6,452	$5,310	$1,142	22%
Occupancy	1,275	849	426	50%
Data Processing	1,199	913	286	31%
Postage, stationary, and supplies	172	123	49	40%
Net loss on sales and valuation of ORE	976	36	940	NM
Advertising	55	74	(19)	(26)%
Charitable contributions	123	131	(8)	(6)%
Outside service fees	801	684	117	17%
Amortization of intangibles	334	161	173	107%
Other	1,354	1,255	99	8%
Total noninterest expenses	$12,741	$9,536	$3,205	34%

Income Tax Expense. We recorded a provision for income taxes of $1.6 million for the three months ended March 31, 2020 compared to a provision of $2.0 million for the same period during 2019, reflecting effective tax rates of 17.7% and 23.2%, respectively. The effective tax rates were reduced from the statutory federal and state income tax rates during both periods as a result of tax-exempt interest income produced by certain qualifying loans and investments in the Bank’s portfolios. The effective tax rate for the first quarter of 2020 was further reduced by favorable tax treatment of the payout of balances from a terminated deferred compensation plan in shares of the Company’s common stock.

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

The following tables set forth the distribution of our average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the periods indicated:

	Three Months Ended
	March 31, 2020			March 31, 2019
	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)
	(dollars in thousands)
ASSETS
Interest-earning assets
Loans (2)
Taxable	$1,625,872	$82,371	5.07%	$1,340,489	$70,007	5.22%
Tax-exempt	118,704	6,065	5.11%	93,794	4,950	5.28%
Securities
Taxable (available for sale)	133,777	3,563	2.66%	71,417	2,243	3.14%
Tax-exempt (available for sale)	55,515	1,881	3.39%	51,954	1,917	3.69%
Taxable (held to maturity)	33,526	807	2.41%	28,975	718	2.48%
Tax-exempt (held to maturity)	10,207	280	2.74%	11,793	337	2.86%
Cash and due from banks	33,781	455	1.35%	53,684	1,326	2.47%
Total interest-earning assets	2,011,382	95,422	4.74%	1,652,106	81,498	4.93%
Non interest-earning assets	198,247			133,404
Allowance for loan losses	(12,967)			(12,165)
Total assets	$2,196,662			$1,773,345
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits
Checking accounts	$190,823	$1,633	0.86%	$78,957	$1,697	2.15%
Savings accounts	303,311	2,445	0.81%	221,622	2,259	1.02%
Money market accounts	498,815	4,541	0.91%	406,422	4,583	1.13%
Certificates of deposit	364,831	7,439	2.04%	383,422	8,087	2.11%
Brokered Deposits	15,581	470	3.02%	17,711	507	2.86%
Total interest bearing deposits	1,373,361	16,528	1.20%	1,108,134	17,133	1.55%
Other borrowed funds	103,453	2,185	2.11%	33,043	1,207	3.65%
Total interest-bearing liabilities	1,476,814	18,713	1.27%	1,141,177	18,340	1.61%
Non-interest bearing liabilities
Demand Deposits	469,678			440,172
Other liabilities	16,700			16,938
Total Liabilities	1,963,192			1,598,287
Shareholders' equity	233,470			175,058
Total liabilities & sharesholders' equity	$2,196,662			$1,773,345
Net interest income on a fully taxable equivalent basis		76,709			63,158
Less taxable equivalent adjustment		(1,727)			(1,513)
Net interest income		$74,982			$61,645
Net interest spread (3)			3.48%			3.33%
Net interest margin (4)			3.81%			3.82%

(1)	Annualized on a fully taxable equivalent basis calculated using a federal tax rate of 21% for the three months ended March 31, 2020 and 2019.
(2)	Nonaccrual loans are included in average amounts outstanding.
(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income on a fully tax equivalent basis as a percentage of average interest-earning assets.

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

	Three Months Ended March 31, 2020 Compared with
	Three Months Ended March 31 2019
	Increase/(Decrease) Due to Change in
	Volume	Rate	Total
	(dollars in thousands)
Interest income
Loans
Taxable	$14,385	$(2,021)	$12,364
Tax-exempt	1,267	(152)	1,115
Securities
Taxable (AFS)	1,598	(278)	1,320
Tax-exempt (AFS)	187	(223)	(36)
Taxable (HTM)	109	(20)	89
Tax-exempt (HTM)	(44)	(13)	(57)
Cash and due from banks	(391)	(480)	(871)
Total interest income	17,111	(3,187)	13,924
Interest expense
Deposits
Checking accounts	$(111)	$47	$(64)
Savings accounts	430	(244)	186
Money market accounts	(276)	234	(42)
Certificates of deposit	(384)	(264)	(648)
Brokered Deposits	(67)	30	(37)
Total interest bearing deposits	(408)	(197)	(605)
Other borrowed funds	1,219	(241)	978
Total interest expense	811	(438)	373
Change in net interest income	$16,300	$(2,749)	$13,551

CHANGES IN FINANCIAL CONDITION

Total Assets. Total assets decreased $10.0 million, or 0.5%, to $2.20 billion at March 31, 2020, from $2.21 billion at December 31, 2019.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $32.3 million to $54.2 million at March 31, 2020 from $86.5 million at December 31, 2019.

Investment Securities. The carrying value of total investment securities decreased by $9.4 million to $215.8 million at March 31, 2020, from $225.2 million at December 31, 2019.

Loans. Net loans increased by $27.3 million, totaling $1.75 billion at March 31, 2020 compared to $1.72 billion at December 31, 2019.

Bank-Owned Life Insurance. At March 31, 2020, our investment in bank-owned life insurance was $25.1 million, an increase of $0.2 million from $24.9 million at December 31, 2019.

Deposits. Deposits increased $3.9 million, or 0.2%, to $1.85 billion at March 31, 2020 from $1.84 billion at December 31, 2019.

Borrowings. At March 31, 2020, borrowings consisted of advances from the FHLB of Chicago, as well as notes payable and subordinated debt to other banks. Total FHLB borrowings decreased to $38.8 million at March 31, 2020 from $39.8 million of FHLB borrowings at December 31, 2019. Notes payable to other banks totaled $10.0 million at March 31, 2020 and December 31, 2019. Subordinated debt owed to other banks totaled $18.6 million at March 31, 2020 and December 31, 2019.

Stockholders’ Equity. Total stockholders’ equity increased $7.5 million, or 3.2%, to $237.7 million at March 31, 2020, from $230.2 million at December 31, 2019.

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

Our loan portfolio is our most significant earning asset, comprising 80.2% and 78.6% of our total assets as of March 31, 2020 and December 31, 2019, respectively. Our strategy is to grow our loan portfolio by originating quality commercial and consumer loans that comply with our credit policies and that produce revenues consistent with our financial objectives. We believe our loan portfolio is well-balanced, which provides us with the opportunity to grow while monitoring our loan concentrations.

Loans increased $28.9 million, or 1.7%, to $1.77 billion as of March 31, 2020 as compared to $1.74 billion as of December 31, 2019. This increase during the first three months of 2020 has been comprised of an increase of $10.9 million or 3.6% in commercial and industrial loans, an increase of $20.9 million or 2.6% in commercial real estate loans, an increase of $8.7 million or 6.6% in construction and development loans, a decrease of $6.2 million or 1.4% in residential 1-4 family loans and a decrease of $5.4 million or 13.4% in consumer and other loans.

The following table presents the balance and associated percentage of each major category in our loan portfolio at March 31, 2020, December 31, 2019, and March 31, 2019:

	March 31,		December 31,		March 31,
	2020	% of Total	2019	% of Total	2019	% of Total
	(dollars in thousands)
Commercial & industrial
Commercial & industrial	$313,448	18%	$302,538	17%	$293,220	20%
Deferred costs net of unearned fees	(155)	0%	(158)	0%	(223)	0%
Total commercial & industrial	313,293	18%	302,380	17%	292,997	20%
Commercial real estate
Owner Occupied	458,490	26%	459,782	26%	412,126	29%
Non-owner occupied	375,871	21%	353,723	20%	258,310	18%
Deferred costs net of unearned fees	(334)	0%	(362)	0%	(409)	0%
Total commercial real estate	834,027	47%	813,143	46%	670,027	47%
Construction & Development
Construction & Development	140,991	8%	132,296	8%	67,537	5%
Deferred costs net of unearned fees	(123)	0%	(133)	0%	(116)	0%
Total construction & development	140,868	8%	132,163	8%	67,421	5%
Residential 1-4 family
Residential 1-4 family	442,375	25%	448,605	26%	367,518	26%
Deferred costs net of unearned fees	26	0%	25	0%	23	0%
Total residential 1-4 family	442,401	25%	448,630	26%	367,541	26%
Consumer
Consumer	27,936	2%	29,462	2%	27,242	2%
Deferred costs net of unearned fees	127	0%	124	0%	105	0%
Total consumer	28,063	2%	29,586	2%	27,347	2%
Other Loans
Other	6,588	0%	10,440	1%	6,165	0%
Deferred costs net of unearned fees	2	0%	1	0%	-	0%
Total other loans	6,590	0%	10,441	1%	6,165	0%
Total loans	$1,765,242	100%	$1,736,343	100%	$1,431,498	100%

Our directors and officers and their associates are customers of, and have other transactions with, the Bank in the normal course of business. All loans and commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than normal risk of collection or present other unfavorable features. At March 31, 2020 and December 31, 2019, total loans outstanding to such directors and officers and their associates were $69.4 million and $68.6million, respectively. During the three months ended March 31, 2020, $9.0 million of additions and $8.2 million of repayments were made to these loans. At March 31, 2020 and December 31, 2019, all of the loans to directors and officers were performing according to their original terms.

Loan categories

The principal categories of our loan portfolio are discussed below:

Commercial and Industrial (C&I). Our C&I portfolio totaled $313.3 million and $302.4 million at March 31, 2020 and December 31, 2019, respectively, and represented 18% and 17% of our total loans at those dates.

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

Commercial Real Estate (CRE). Our CRE loan portfolio totaled $834.0 million and $813.1 million at March 31, 2020 and December 31, 2019, respectively, and represented 47% and 46% of our total loans at those dates.

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

Construction and Development (C&D). Our C&D loan portfolio totaled $140.9 million and $132.2 million at March 31, 2020 and December 31, 2019, respectively, and represented 8% of our total loans at both of those dates.

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

Residential 1 – 4 Family. Residential 1 – 4 family loans held in portfolio amounted to $442.4 million and $448.6 million at March 31, 2020 and December 31, 2019, respectively, and represented 25% and 26% of our total loans at those dates.

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

We were servicing mortgage loans sold to others without recourse of approximately $568.6 million at March 31, 2020 and $554.4 million at December 31, 2019.

Loans sold with the retention of servicing assets result in the capitalization of servicing rights. Loan servicing rights are included in other assets and are carried at fair value. The net balance of capitalized servicing rights amounted to $4.3 million at March 31, 2020 and December 31, 2019.

Consumer Loans. Our consumer loan portfolio totaled $28.1 million and $29.6 million at March 31, 2020 and December 31, 2019, respectively, and represented 2% of our total loans at those dates. Consumer loans include secured and unsecured loans, lines of credit and personal installment loans.

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

Other Loans. Our other loans totaled $6.6 million and $10.4 million at March 31, 2020 and December 31, 2019, respectively, and are immaterial to the overall loan portfolio. The other loans category consists primarily of over-drafted depository accounts, loans utilized to purchase or carry securities and loans to nonprofit organizations.

Loan Portfolio Maturities. The following tables summarize the dollar amount of loans maturing in our portfolio based on their loan type and contractual terms to maturity at March 31, 2020 and December 31, 2019, respectively. The tables do not include any estimate of prepayments, which can significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

As of March 31, 2020	One Year or Less	One to Five Years	Over Five Years	Total
	(dollars in thousands)
Commercial & industrial	$92,826	$134,545	$85,922	$313,293
Commercial real estate	116,171	427,572	290,284	834,027
Construction & Development	24,822	43,285	72,761	140,868
Residential 1-4 family	19,062	63,333	360,006	442,401
Consumer and other	9,346	16,238	9,069	34,653
Total	$262,227	$684,973	$818,042	$1,765,242

As of December 31, 2019	One Year or Less	One to Five Years	Over Five Years	Total
	(dollars in thousands)
Commercial & industrial	$93,244	$120,816	$88,320	$302,380
Commercial real estate	120,010	421,789	271,344	813,143
Construction & Development	27,079	43,132	61,952	132,163
Residential 1-4 family	27,120	65,537	355,973	448,630
Consumer and other	10,825	20,438	8,764	40,027
Total	$278,278	$671,712	$786,353	$1,736,343

The following tables summarize the dollar amount of loans maturing in our portfolio based on whether the loan has a fixed or variable rate of interest and their contractual terms to maturity at March 31, 2020 and December 31, 2019, respectively. The tables do not include any estimate of prepayments, which can significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

As of March 31, 2020	One Year or Less	One to Five Years	Over Five Years	Total
	(dollars in thousands)
Predetermined interest rates	$137,262	$578,900	$399,108	$1,115,270
Floating or adjustable interest rates	124,965	106,073	418,934	649,972
Total	$262,227	$684,973	$818,042	$1,765,242

As of December 31, 2019	One Year or Less	One to Five Years	Over Five Years	Total
	(dollars in thousands)
Predetermined interest rates	$141,578	$574,071	$389,942	$1,105,591
Floating or adjustable interest rates	136,700	97,641	396,411	630,752
Total	$278,278	$671,712	$786,353	$1,736,343

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

Our nonperforming assets consist of nonperforming loans and foreclosed real estate. Nonperforming loans are those on which the accrual of interest has stopped, as well as loans that are contractually 90 days past due on which interest continues to accrue. The composition of our nonperforming assets is as follows:

	March 31,	December 31,	March 31,
	2020	2019	2019
	(dollars in thousands)
Nonaccruals	$5,960	$5,093	$15,972
Loans past due > 90 days, but still accruing	1,429	354	294
Total nonperforming loans	$7,389	$5,447	$16,266
Accruing troubled debt resructured loans	$1,959	$1,844	$179
Nonperforming loans as a percent of gross loans	0.42%	0.31%	1.14%
Nonperforming loans as a percent of total assets	0.34%	0.25%	0.90%

At March 31, 2020 and December 31, 2019, impaired loans had specific reserves of $1.2 million and $0.8 million, respectively.

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

As of March 31, 2020 and December 31, 2019 the Company had specific reserves of $0 and $80,000 for TDRs, respectively, and none of them have subsequently defaulted.

Subsequent to March 31, 2020, the Bank has experienced an increase in customer requests for loan modifications and payment deferrals as a result of impacts of the COVID-19 pandemic. The Coronavirus Aid, Relief, and Economic Security (CARES) act, signed into law on March 27, 2020, allowed financial institutions the option to exempt loan modifications related to the COVID-19 pandemic that would otherwise be categorized as a TDR from consideration for TDR treatment. Modifications in the scope of the exemption include forbearance agreements, interest-rate modifications, repayment plan changes and any other similar arrangements that would delay payments of principal or interest. This relief is allowable on modifications on loans which were not more than 30 days past due as of December 31, 2019, and that occur after March 1, 2020, and before the earlier of 60 days after the date on which the national emergency related to the COVID-19 outbreak is terminated or December 31, 2020.

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

Loans totaling $58.3 million were classified substandard under the Bank’s policy at March 31, 2020 and loans totaling $60.3 million were classified substandard under the Bank’s policy as of December 31, 2019. The following table sets forth information related to the credit quality of our loan portfolio at March 31, 2020 and December 31, 2019.

Loan type (in thousands)	Pass	Watch	Substandard	Total
As of March 31, 2020 (unaudited)
Commercial & industrial	$271,633	$31,210	$10,450	$313,293
Commercial real estate	703,051	85,121	45,855	834,027
Construction & Development	138,386	2,452	30	140,868
Residential 1-4 family	434,846	5,661	1,894	442,401
Consumer	28,016	15	32	28,063
Other loans	2,741	3,849	-	6,590
Total loans	$1,578,673	$128,308	$58,261	$1,765,242

Loan type (in thousands)	Pass	Watch	Substandard	Total
As of December 31, 2019
Commercial & industrial	$270,948	$19,074	$12,358	$302,380
Commercial real estate	693,642	72,610	46,891	813,143
Construction & Development	128,820	3,313	30	132,163
Residential 1-4 family	441,144	6,511	975	448,630
Consumer	29,517	37	32	29,586
Other loans	6,504	3,937	-	10,441
Total loans	$1,570,575	$105,482	$60,286	$1,736,343

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

The following table summarizes the changes in our ALL for the periods indicated:

	Three months ended March 31,	Year ended December 31,	Three months ended March 31,
	2020	2019	2019
	(dollars in thousands)
Period-end loans outstanding (net of unearned discount and deferred loan fees)	$1,765,242	$1,736,343	$1,431,498
Average loans outstanding (net of unearned discount and deferred loan fees)	$1,744,576	$1,565,261	$1,434,283
Balance of allowance for loan losses at the beginning of period	$11,396	$12,248	$12,248
Loans charged-off:
Commercial & industrial	1	1,229	586
Commercial real estate - owner occupied	77	4,994	78
Commercial real estate - non-owner occupied	-	62	54
Construction & Development	-	-	-
Residential 1-4 family	-	276	8
Consumer	-	76	11
Other Loans	5	41	5
Total loans charged-off	83	6,678	742
Recoveries of loans previously charged off:
Commercial & industrial	-	11	-
Commercial real estate - owner occupied	640	356	1
Commercial real estate - non-owner occupied	1	60	-
Construction & Development	-	-	-
Residential 1-4 family	34	130	78
Consumer	-	11	1
Other Loans	4	8	2
Total recoveries of loans previously charged off:	679	576	82
Net Loan charge-offs (recoveries)	(596)	6,102	660
Provision charged to operating expense	975	5,250	625
Balance at end of period	$12,967	$11,396	$12,213
Ratio of net charge offs (recoveries) during the year to average loans outstanding	-0.03%	0.39%	0.18%
Ratio of allowance for loan losses to loans outstanding	0.73%	0.66%	0.85%

The level of charge-offs depends on many factors, including the national and regional economy. Cyclical lagging factors may result in charge-offs being higher than historical levels. Although the allowance is allocated between categories, the entire allowance is available to absorb losses attributable to all loan categories. Management believes that the current ALL is adequate.

The following table summarizes an allocation of the ALL and the related percentage of loans outstanding in each category for the periods below.

	March 31, 2020		December 31, 2019		March 31, 2019
(in thousands, except %)	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans
Loan Type:
Commercial & industrial	$2,634	18%	$2,320	17%	$2,269	20%
Commercial real estate - owner occupied	5,421	26%	4,587	26%	5,428	29%
Commercial real estate - non-owner occupied	1,802	21%	1,578	20%	1,910	18%
Construction & Development	623	8%	548	8%	396	5%
Residential 1-4 family	2,310	25%	2,169	26%	2,034	26%
Consumer	142	2%	141	2%	135	2%
Other Loans	35	0%	53	1%	41	0%
Total allowance	$12,967	100%	$11,396	100%	$12,213	100%

While there is great uncertainty over the impact of the current health crisis on credit quality of all financial institutions going forward, general expectations are that the future performance quality of our loan portfolio, and therefore the potential for a higher required ALL, will depend heavily on the length of time that local and national economies remain under the various “stay at home” orders issued by each state. The longer these orders stay in place, the greater the stress will be on the economy and, therefore, our credit quality.

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

Deposits. Our current deposit products include non-interest bearing and interest-bearing checking accounts, savings accounts, money market accounts, and certificate of deposits. As of March 31, 2020, deposit liabilities accounted for approximately 84.0% of our total liabilities and equity. We accept deposits primarily from customers in the communities in which our branches and offices are located, as well as from small businesses and other customers throughout our lending area. We rely on our competitive pricing and products, quality customer service, and convenient locations and hours to attract and retain deposits. Deposit rates and terms are based primarily on current business strategies, market interest rates, liquidity requirements and our deposit growth goals.

Total deposits were $1.85 billion and $1.84 billion as of March 31, 2020 and December 31, 2019, respectively. Noninterest-bearing deposits at March 31, 2020 and December 31, 2019, were $476.6 million and $476.5 million, respectively, while interest-bearing deposits were $1.37 billion at both March 31, 2020 and December 31, 2019.

At March 31, 2020, we had a total of $380.4 million in certificates of deposit, including $15.6 million of brokered deposits. Based on historical experience and our current pricing strategy, we believe we will retain a majority of these accounts upon maturity, although our long-term strategy is to minimize reliance on certificates of deposits by increasing relationship deposits in lower earning savings and demand deposit accounts.

The following tables set forth the average balances of our deposits for the periods indicated:

	Three months ended March 31, 2020			Year ended December 31, 2019			Three months ended March 31, 2019
	Amount	Percent	Weighted average rate	Amount	Percent	Weighted average rate	Amount	Percent	Weighted average rate
	(dollars in thousands)
Noninterest-bearing demand deposits	$469,678	25.5%	N/A	$495,039	29.4%	N/A	$440,172	28.4%	N/A
Interest-bearing checking deposits	190,823	10.4%	0.86%	90,273	5.4%	1.98%	78,957	5.1%	2.15%
Savings deposits	303,311	16.5%	0.81%	261,977	15.6%	0.98%	221,622	14.3%	1.02%
Money market accounts	498,815	27.1%	0.91%	440,773	26.2%	1.11%	406,422	26.2%	1.13%
Certificates of deposit	364,831	19.8%	2.04%	380,117	22.6%	2.14%	383,422	24.8%	2.11%
Brokered deposits	15,581	0.8%	3.02%	16,387	1.0%	2.95%	17,711	1.1%	2.86%
Total	$1,843,039	100%		$1,684,566	100%		$1,548,306	100%

Certificates of deposit of $100,000 or greater by maturity are as follows:

	March 31,	December 31,	March 31,
	2020	2019	2019
	(dollars in thousands)
Less than 3 months remaining	$23,420	$34,306	$46,691
3 to 6 months remaining	19,016	23,201	19,341
6 to 12 months remaining	45,246	38,937	42,557
12 months or more remaining	76,663	80,151	89,329
Total	$164,345	$176,595	$197,918

Retail certificates of deposit of $100,000 or greater totaled $164.3 million and $176.6 million at March 31, 2020 and December 31, 2019, respectively. Interest expense on retail certificates of deposit of $100,000 or greater was $0.9 million for the three months ended March 31, 2020, and $23.5 million for the year ended December 31, 2019.

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated:

	March 31,	December 31,	March 31,
	2020	2019	2019
	(dollars in thousands)
Interest Rate:
Less than 1.00%	$14,369	$168	$863
1.00% to 1.99%	178,705	165,763	127,041
2.00% to 2.99%	146,783	190,164	238,226
3.00% to 3.99%	32,919	32,911	32,435
Total	$372,776	$389,006	$398,565

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

The following table summarizes securities sold under repurchase agreements, and the weighted average interest rates paid:

(dollars in thousands)	Three months ended March 31, 2020	Year ended December 31, 2019	Three months ended March 31, 2019
Average daily amount of securities sold under repurchase agreements during the period	$35,305	$21,522	$21,543
Weighted average interest rate on average daily securities sold under repurchase agreements	1.17%	2.14%	2.45%
Maximum outstanding securities sold under repurchase agreements at any month-end	$35,786	$45,865	$25,484
Securities sold under repurchase agreements at period end	$35,786	$45,865	$25,484
Weighted average interest rate on securities sold under repurchase agreements at period end	0.03%	1.47%	2.44%

Borrowings

The Company’s borrowings have historically consisted primarily of FHLB of Chicago advances collateralized by a blanket pledge agreement on the Company’s FHLB capital stock and retail and commercial loans held in the Company’s portfolio. There were $38.8 million of advances outstanding from the FHLB at March 31, 2020, and $39.8 million as of December 31, 2019.

The total loans pledged as collateral were $811.7 million at March 31, 2020 and $815.2 million at December 31, 2019. Outstanding letters of credit from the FHLB totaled $14.4 million at March 31, 2020 and December 31, 2019.

The following table summarizes borrowings, which consist of borrowings from the FHLB, and the weighted average interest rates paid:

(dollars in thousands)	Three months ended March 31, 2020	Year ended December 31, 2019	Three months ended March 31, 2019
Average daily amount of borrowings outstanding during the period	$49,100	$16,665	$-
Weighted average interest rate on average daily borrowing	1.69%	1.90%	NA
Maximum outstanding borrowings at any month-end	$58,800	$39,800	$-
Borrowing outstanding at period end	$38,800	$39,800	$-
Weighted average interest rate on borrowing at period end	1.81%	1.80%	NA

Lines of credit and other borrowings.

We maintain a $5.0 million line of credit with a commercial bank. There were outstanding balances on this note of $5.0 million as of March 31, 2020 and December 31, 2019. Borrowings under this note carry interest at a variable rate with a floor of 3.50%, due in full on May 25, 2020.

We also maintain a $5.0 million line of credit with another commercial bank. There were outstanding balances on this note of $5.0 million as of March 31, 2020 and December 31, 2019. Borrowings under this note carry interest at a variable rate with a floor of 3.25%, due in full on May 19, 2020.

During September 2017, the Company entered into subordinated note agreements with three separate commercial banks, where the Company had up to twelve months from entering these agreements to borrow funds up to a maximum availability of $22.5 million. As of March 31, 2020 and December 31, 2019, outstanding balances under these agreements totaled $11.5 million. These notes were all issued with 10-year maturities, carry interest at a variable rate payable quarterly, are callable on or after the sixth anniversary of their issuance dates, and qualify for Tier 2 capital for regulatory purposes.

As part of the Partnership acquisition, the Company assumed a subordinated note agreement with an outstanding balance of $7.0 million, and a fair market value adjustment of $0.2 million ($0.1 million at December 31, 2019 and March 31, 2020). The total amount outstanding was $7.1 million at March 31, 2020 and December 31, 2019. The note matures on October 1, 2025, requires quarterly interest-only payments at a rate of 7.1% prior to maturity, and can be prepaid without penalty after October 1, 2020. This note qualifies for Tier 2 capital for regulatory purposes.

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

Securities available for sale consist of obligations of states and political subdivision, mortgage-backed securities, and corporate notes. Securities classified as available for sale, which management has the intent and ability to hold for an indefinite period of time, but not necessarily to maturity, are carried at fair value, with unrealized gains and losses, net of related deferred income taxes, included in stockholders’ equity as a separate component of other comprehensive income. The fair value of securities available for sale totaled $172.1 million and included gross unrealized gains of $4.9 million and gross unrealized losses of $217,000 at March 31, 2020. At December, 31 2019, the fair value of securities available for sale totaled $181.5 million and included gross unrealized gains of $3.4 million and gross unrealized losses of $0.2 million.

Securities classified as held to maturity consist of U.S. Treasury securities and obligations of states and political subdivisions. These securities, which management has the intent and ability to hold to maturity, are reported at amortized cost. Securities held to maturity totaled $43.7 million at both March 31, 2020 and December 31, 2019.

The Company recognized a net gain of $0.2 million on the sale of an investment previously classified as an “other investment” during the three-months ended March 31, 2020. There were no sales of available for sale securities during the three months ended March 31, 2020 or 2019.

The following table sets forth the fair value of available for sale investment securities, the amortized costs of held to maturity and the percentage distribution at the dates indicated:

	March 31,		December 31,
	2020		2019
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Available for sale securities, at estimated fair value
Obligations of U.S. Government sponsored agencies	$13,401	8%	$12,060	7%
Obligations of states and political subdivisions	62,061	36%	54,771	30%
Mortgage-backed securities	54,243	32%	51,720	28%
Corporate notes	42,365	25%	62,955	35%
Total securities available for sale	172,070	100%	181,506	100%
Held to maturity securities, at amortized cost
U.S. Treasury securities	33,525	77%	33,527	77%
Obligations of states and political subdivisions	10,207	23%	10,207	23%
Total securities held to maturity	43,732	100%	43,734	100%
Total	$215,802		$225,240

The following tables set forth the composition and maturities of investment securities as of March 31, 2020 and December 31, 2019. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years		Total
	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)
At March 31, 2020	(dollars in thousands)
Available for sale securities
Obligations of U.S. Government sponsored agencies	$-	0.0%	$-	0.0%	$2,292	2.1%	$11,139	2.3%	$13,431	2.2%
Obligations of states and political subdivisions	1,353	3.2%	4,992	3.5%	10,672	3.6%	42,425	3.6%	59,442	3.6%
Mortgage-backed securities	1,452	2.1%	17,566	2.5%	18,998	2.9%	14,402	2.7%	52,418	2.7%
Corporate notes	24,990	1.7%	16,841	3.0%	-	0.0%	229	8.1%	42,060	2.3%
Total available for sale securities	$27,795	1.8%	$39,399	2.8%	$31,962	3.1%	$68,195	3.2%	$167,351	2.9%
Held to maturity securities
U.S. Treasury securities	$3,506	2.3%	$10,000	2.7%	$20,019	2.4%	$-	0.0%	$33,525	2.4%
Obligations of states and political subdivisions	628	1.6%	3,470	2.4%	3,200	2.8%	2,909	3.8%	10,207	2.9%
Total held to maturity securities	4,134	2.1%	13,470	2.6%	23,219	2.4%	2,909	3.8%	43,732	2.5%
Total	$31,929	1.9%	$52,869	2.7%	$55,181	2.8%	$71,104	3.2%	$211,083	2.8%

	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years		Total
	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)
At December 31, 2019	(dollars in thousands)
Available for sale securities
Obligations of U.S. Government sponsored agencies	$-	-	$-	-	$-	-	$12,218	2.3%	$12,218	2.3%
Obligations of states and political subdivisions	1,685	3.1%	6,524	3.5%	13,153	3.7%	31,231	3.7%	52,593	3.6%
Mortgage-backed securities	1,469	2.1%	18,395	2.5%	19,514	2.9%	11,392	2.8%	50,770	2.7%
Corporate notes	45,752	1.8%	16,815	3.0%	-	0.0%	228	8.3%	62,795	2.1%
Total available for sale securities	$48,906	1.9%	$41,734	2.8%	$32,667	3.2%	$55,069	3.2%	$178,376	2.8%
Held to maturity securities
U.S. Treasury securities	$3,508	2.3%	$12,501	2.6%	$17,517	2.4%	$-	-	$33,526	2.4%
Obligations of states and political subdivisions	628	1.6%	4,276	2.4%	2,395	2.9%	2,909	3.8%	10,208	2.9%
Total held to maturity securities	4,136	2.1%	16,777	2.5%	19,912	2.5%	2,909	3.8%	43,734	2.5%
Total	$53,042	1.9%	$58,511	2.8%	$52,579	2.9%	$57,978	3.2%	$222,110	2.7%

(1)	Weighted Average Yield is shown on a fully taxable equivalent basis using a federal tax rate of 21% at March 31, 2020 and December 31, 2019, respectively.

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

As of March 31, 2020, 12 debt securities had gross unrealized losses, with an aggregate depreciation of 0.10% from our amortized cost basis. The largest unrealized loss percentage of any single security was 2.43% (or $96,000) of its amortized cost. This was also the largest unrealized dollar loss of any security.

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

Capital Adequacy. Total stockholders’ equity was $237.7 million at March 31, 2020 compared to $230.2 million at December 31, 2019.

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

On December 21, 2018, federal banking agencies issued a joint final rule to revise their regulatory capital rules to (i) address the upcoming implementation of the “current expected credit losses” (“CECL”) accounting standard under GAAP; (ii) provide an optional three-year phase-in period for the day-one adverse regulatory capital effects that banking organizations are expected to experience upon adopting CECL; and (iii) require the use of CECL in stress tests beginning with the 2020 capital planning and stress testing cycle for certain banking organizations. for more information regarding Accounting Standards Update No. 2016-13, which introduced CECL as the methodology to replace the current “incurred loss” methodology for financial assets measured at amortized cost, and changed the approaches for recognizing and recording credit losses on available-for-sale debt securities and purchased credit impaired financial assets, including the required implementation date for the Company, see the Company’s Annual Report.

Federal banking regulators have issued risk-based capital guidelines, which assign risk factors to asset categories and off-balance-sheet items. The following table reflects capital ratios computed utilizing the implemented Basel III regulatory capital framework discussed above:

	Actual		Minimum Capital Required for Capital Adequacy		Minimum Capital Required for Capital Adequacy Plus Capital Conservation Buffer Basel III Fully Phased In		Minimum To Be Well- Capitalized Under Ptompt Corective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At March 31, 2020
Bank First Corporation:
Total capital (to risk-weighted assets)	$218,198	10.8%	N/A	N/A	N/A	N/A	N/A	N/A
Tier I capital (to risk-weighted assets)	186,646	9.2%	N/A	N/A	N/A	N/A	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	186,646	9.2%	N/A	N/A	N/A	N/A	N/A	N/A
Tier I capital (to average assets)	186,646	8.7%	N/A	N/A	N/A	N/A	N/A	N/A
Bank First, N.A:
Total capital (to risk-weighted assets)	$225,087	11.1%	$162,142	8.0%	$212,811	10.5%	$202,678	10.0%
Tier I capital (to risk-weighted assets)	212,120	10.5%	121,607	6.0%	172,276	8.5%	162,142	8.0%
Common equity tier I capital (to risk-weighted assets)	212,120	10.5%	91,205	4.5%	141,874	7.0%	131,740	6.5%
Tier I capital (to average assets)	212,120	9.9%	85,606	4.0%	85,606	4.0%	107,008	5.0%
At December 31, 2019
Bank First Corporation:
Total capital (to risk-weighted assets)	$208,900	10.4%	N/A	N/A	N/A	N/A	N/A	N/A
Tier I capital (to risk-weighted assets)	178,882	8.9%	N/A	N/A	N/A	N/A	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	178,882	8.9%	N/A	N/A	N/A	N/A	N/A	N/A
Tier I capital (to average assets)	178,882	8.5%	N/A	N/A	N/A	N/A	N/A	N/A
Bank First, N.A:
Total capital (to risk-weighted assets)	$215,347	10.7%	$161,163	8.0%	$211,527	10.5%	$201,454	10.0%
Tier I capital (to risk-weighted assets)	203,951	10.1%	120,872	6.0%	171,236	8.5%	161,163	8.0%
Common equity tier I capital (to risk-weighted assets)	203,951	10.1%	90,654	4.5%	141,018	7.0%	130,945	6.5%
Tier I capital (to average assets)	203,951	9.7%	84,390	4.0%	84,390	4.0%	105,487	5.0%

As previously mentioned, the Company carried $18.6 million as of March 31, 2020 and December 31, 2019, respectively, which is included in total capital for the Company in the tables above.

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

Loan commitments and standby and direct pay letters of credit do not necessarily represent our future cash requirements because while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. Our off-balance sheet arrangements at the dates indicated were as follows:

	Amounts of Commitments Expiring - By Period as of March 31, 2020
Other Commitments	Total	Less Than One Year	One to Three Years	Three to Five Years	After Five Years
	(dollars in thousands)
Unused lines of credit	$386,693	$194,654	$56,382	$25,021	$110,636
Standby and direct pay letters of credit	17,186	5,377	5,414	5,104	1,291
Credit card arrangements	9,641	-	-	-	9,641
Total commitments	$413,520	$200,031	$61,796	$30,125	$121,568

	Amounts of Commitments Expiring - By Period as of December 31, 2019
Other Commitments	Total	Less Than One Year	One to Three Years	Three to Five Years	After Five Years
	(dollars in thousands)
Unused lines of credit	$383,209	$194,890	$47,214	$28,215	$112,890
Standby and direct pay letters of credit	17,121	5,354	5,050	5,426	1,291
Credit card arrangements	11,148	-	-	-	11,148
Total commitments	$411,478	$200,244	$52,264	$33,641	$125,329

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

As of March 31, 2020:

Change in Interest Rates (in Basis Points)	Percentage Change in Net Interst Income
+400	3.7%
+300	3.7%
+200	3.5%
+100	2.8%
-100	(1.2)%

As of December 31, 2019:

Change in Interest Rates (in Basis Points)	Percentage Change in Net Interst Income
+400	(0.6)%
+300	(0.4)%
+200	(0.2)%
+100	0.0%
-100	(1.1)%

Economic Value of Equity Analysis. We also analyze the sensitivity of the Company’s financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between estimated changes in the present value of the Company’s assets and estimated changes in the present value of the Company’s liabilities assuming various changes in current interest rates. The Company’s economic value of equity analysis as of March 31, 2020 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Company would experience an 8.64% increase in the economic value of equity. At the same date, our analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, the Company would experience a 5.41% increase in the economic value of equity. The estimates of changes in the economic value of our equity require us to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on the economic value of our equity. Although our economic value of equity analysis provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of our equity and will differ from actual results.

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

Changes in Internal Control Over Financial Reporting

No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are a party to various litigation in the normal course of business. Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on our financial position, results of operations or liquidity.

ITEM 1A.	RISK FACTORS

Additional information regarding risk factors appears in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements” of this Form 10-Q and in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes during the quarterly period ended March 31, 2020 to the risk factors previously disclosed in the Company’s Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.
(b)	None.
(c)	Issuer Purchases of Equity Securities

The Company's Board of Directors authorized a $10 million share repurchase program on April 16, 2019, which expired on April 21, 2020. The program was announced in a Current Report on Form 8-K on April 18, 2019. The table below sets forth information regarding repurchases of our common stock during the first quarter of 2020 under that program as well as pursuant to the Company’s 401(k) Plan and Equity Plan.

(in thousands, except per share data)	Total Number of Shares Repurchased	Average Price Paid per Share(1)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 2020(3)	18,561	$69.75	0	145,404
February 2020	0	N/A	0	145,404
March 2020	33,471	50.00	760	125,225
Total	52,032	$57.05	760	125,225

(1)	The average price paid per share is calculated on a trade date basis for all open market transactions and excludes commissions and other transaction expenses
(2)	Based on the closing per share price as of March 31, 2020 ($56.00)
(3)	Includes 18,561 shares repurchased from the 401(k) Plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None

58

ITEM 6.	EXHIBITS

Exhibit Index

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rules 13a-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer**
101 INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*       Filed herewith.

**       Furnished herewith.

59

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK FIRST CORPORATION

DATE:	May 11, 2020	BY:	/s/ Kevin M. LeMahieu
Kevin M. LeMahieu
Chief Financial Officer
(Principal Financial and Accounting Officer)

60