Form 10-Q
period 2020-06-30
Bank First Corp
filed 2020-08-10
CIK 1746109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ⌧    No  ◻

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ⌧    No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of August 7, 2020 was 7,732,004 shares.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS:

BANK FIRST CORPORATION

Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2020	December 31, 2019
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$33,994	$33,817
Interest-bearing deposits	310	19,242
Federal funds sold	142,927	33,393
Cash and cash equivalents	177,231	86,452
Securities held to maturity, at amortized cost ($9,600 and $44,803 fair value at June 30, 2020 and December 31, 2019, respectively)	9,579	43,734
Securities available for sale, at fair value	174,067	181,506
Loans held for sale	1,479	587
Loans, net	2,098,952	1,724,947
Premises and equipment, net	39,645	35,286
Goodwill	55,052	43,456
Other investments	7,838	4,933
Cash value of life insurance	30,996	24,945
Identifiable intangible assets, net	10,507	9,666
Other real estate owned ("OREO")	2,269	6,888
Investment in minority-owned subsidiaries	41,870	40,287
Other assets	8,426	7,481
TOTAL ASSETS	$2,657,911	$2,210,168

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Interest-bearing deposits	$1,554,833	$1,366,846
Noninterest-bearing deposits	708,312	476,465
Total deposits	2,263,145	1,843,311
Securities sold under repurchase agreements	57,442	45,865
Notes payable	25,172	49,790
Subordinated notes	18,549	18,622
Other liabilities	17,503	22,369
Total liabilities	2,381,811	1,979,957
Stockholders' equity:
Serial preferred stock - $0.01 par value
Authorized - 5,000,000 shares	—	—
Common stock - $0.01 par value
Authorized - 20,000,000 shares
Issued - 8,478,383 and 7,902,742 shares as of June 30, 2020 and December 31, 2019, respectively
Outstanding - 7,733,457 and 7,084,728 shares as of June 30, 2020 and December 31, 2019, respectively	85	79
Additional paid-in capital	92,277	63,085
Retained earnings	202,082	189,494
Treasury stock, at cost - 744,926 and 818,014 shares as of June 30, 2020 and December 31, 2019, respectively	(23,847)	(24,941)
Accumulated other comprehensive income	5,503	2,494
Total stockholders' equity	276,100	230,211
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,657,911	$2,210,168

See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statements of Income

(In thousands, except per share data) (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Interest income:
Loans, including fees	$23,257	$18,506	$44,929	$36,732
Securities:
Taxable	618	691	1,705	1,435
Tax-exempt	486	413	910	839
Other	21	548	134	875
Total interest income	24,382	20,158	47,678	39,881
Interest expense:
Deposits	3,212	4,442	7,322	8,667
Securities sold under repurchase agreements	3	167	106	297
Borrowed funds	371	175	811	343
Total interest expense	3,586	4,784	8,239	9,307
Net interest income	20,796	15,374	39,439	30,574
Provision for loan losses	3,150	500	4,125	1,125
Net interest income after provision for loan losses	17,646	14,874	35,314	29,449
Noninterest income:
Service charges	1,158	799	2,074	1,478
Income from Ansay and Associates, LLC ("Ansay")	710	543	1,601	1,418
Income from UFS, LLC ("UFS")	850	731	1,747	1,325
Loan servicing income	226	244	688	467
Net gain on sales of mortgage loans	1,332	154	1,792	241
Net gain on sales of securities	3,233	23	3,233	23
Net gain on sale of other investments	—	—	—	234
Noninterest income from strategic alliances	16	29	33	48
Other	239	213	493	1,042
Total noninterest income	7,764	2,736	11,661	6,276
Noninterest expense:
Salaries, commissions, and employee benefits	6,608	5,403	13,060	10,713
Occupancy	921	832	2,196	1,681
Data processing	1,334	960	2,533	1,873
Postage, stationery, and supplies	277	192	449	315
Net loss (gain) on sales and valuations of OREO	467	(135)	1,443	(99)
Advertising	69	53	124	127
Charitable contributions	127	141	250	272
Outside service fees	1,394	982	2,195	1,666
Amortization of intangibles	362	161	696	322
Penalty for early extinguishment of debt	1,323	—	1,323	—
Other	1,556	1,366	2,910	2,621
Total noninterest expense	14,438	9,955	27,179	19,491
Income before provision for income taxes	10,972	7,655	19,796	16,234
Provision for income taxes	2,676	1,666	4,234	3,658
Net Income	$8,296	$5,989	$15,562	$12,576
Earnings per share - basic	$1.11	$0.91	$2.14	$1.91
Earnings per share - diluted	$1.11	$0.90	$2.13	$1.89
Dividends per share	$0.20	$0.20	$0.40	$0.40

See accompanying notes to unaudited consolidated financial statements

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statements of Comprehensive Income

(In thousands) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Net Income	$8,296	$5,989	$15,562	$12,576
Other comprehensive income:
Unrealized gains (losses) on available for sale securities:
Unrealized holding gains arising during period	6,047	1,961	7,636	4,318
Amortization of unrealized holding gains on securities transferred from available for sale to held to maturity	(92)	(11)	(102)	(22)
Reclassification adjustment for gains included in net income	(3,233)	(23)	(3,233)	(23)
Income tax expense	(734)	(405)	(1,292)	(897)
Total other comprehensive income	1,988	1,522	3,009	3,376
Comprehensive income	$10,284	$7,511	$18,571	$15,952

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statement of Stockholders’ Equity

(In thousands, except share and per share data) (Unaudited)

						Accumulated
	Serial		Additional			Other	Total
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive	Stockholders'
	Stock	Stock	Capital	Earnings	Stock	Income (loss)	Equity

	(In Thousands, except share and per share amounts)

Balance at January 1, 2019	$—	$74	$27,601	$168,363	$(21,349)	$(366)	$174,323
Net income	—	—	—	6,587	—	—	6,587
Other comprehensive income	—	—	—	—	—	1,853	1,853
Purchase of treasury stock	—	—	—	—	(2,489)	—	(2,489)
Issuance of treasury stock as deferred compensation payout	—	—	14	—	43	—	57
Cash dividends ($0.20 per share)	—	—	—	(1,306)	—	—	(1,306)
Amortization of stock-based compensation	—	—	152	—	—	—	152
Vesting of restricted stock awards	—	—	(462)	—	462	—	—

Balance at March 31, 2019	—	74	27,305	173,644	(23,333)	1,487	179,177
Net income	—	—	—	5,989	—	—	5,989
Other comprehensive income	—	—	—	—	—	1,522	1,522
Purchase of treasury stock	—	—	—	—	(161)	—	(161)
Issuance of treasury stock as deferred compensation payout	—	—	12	—	45	—	57
Cash dividends ($0.20 per share)	—	—	—	(1,319)	—	—	(1,319)
Amortization of stock-based compensation	—	—	182	—	—	—	182
Vesting of restricted stock awards	—	—	(63)	—	63	—	—

Balance at June 30, 2019	$—	$74	$27,436	$178,314	$(23,386)	$3,009	$185,447

Balance at January 1, 2020	$—	$79	$63,085	$189,494	$(24,941)	$2,494	$230,211
Net income	—	—	—	7,266	—	—	7,266
Other comprehensive income	—	—	—	—	—	1,021	1,021
Purchase of treasury stock	—	—	—	—	(2,968)	—	(2,968)
Issuance of treasury stock as deferred compensation payout	—	—	—	—	3,368	—	3,368
Cash dividends ($0.20 per share)	—	—	—	(1,431)	—	—	(1,431)
Amortization of stock-based compensation	—	—	215	—	—	—	215
Vesting of restricted stock awards	—	—	(628)	—	628	—	—

Balance at March 31, 2020	—	79	62,672	195,329	(23,913)	3,515	237,682
Net income	—	—	—	8,296	—	—	8,296
Other comprehensive income	—	—	—	—	—	1,988	1,988
Cash dividends ($0.20 per share)	—	—	—	(1,543)	—	—	(1,543)
Amortization of stock-based compensation	—	—	296	—	—	—	296
Vesting of restricted stock awards	—	—	(66)	—	66	—	—
Shares issued in the acquisition of Tomah Bancshares, Inc. (575,641 shares)	—	6	29,375	—	—	—	29,381

Balance at June 30, 2020	$—	$85	$92,277	$202,082	$(23,847)	$5,503	$276,100

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Six Months Ended June 30,
	2020	2019

Cash flows from operating activities:
Net income	$15,562	$12,576
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,125	1,125
Depreciation and amortization of premises and equipment	759	551
Amortization of intangibles	696	322
Net amortization of securities	308	186
Amortization of stock-based compensation	511	334
Accretion of purchase accounting valuations	(2,420)	(2,158)
Net change in deferred loan fees and costs	6,985	(136)
Change in fair value of mortgage servicing rights ("MSR") and other investments	1,200	(413)
Loss from sale and disposal of premises and equipment	—	23
Loss (gain) on sale of OREO and valuation allowance	1,443	(99)
Proceeds from sales of mortgage loans	106,806	21,621
Originations of mortgage loans held for sale	(106,619)	(21,589)
Gain on sales of mortgage loans	(1,792)	(241)
Realized gain on sale of securities	(3,233)	(23)
Realized gain on sale of other investments	—	(234)
Undistributed income of UFS joint venture	(1,747)	(1,325)
Undistributed income of Ansay joint venture	(1,601)	(1,418)
Net earnings on life insurance	(344)	(310)
Increase in other assets	(1,147)	(779)
Decrease in other liabilities	(504)	(5,803)
Net cash provided by operating activities	18,988	2,210
Cash flows from investing activities, net of effects of business combination:
Activity in securities available for sale and held to maturity:
Sales	59,697	748
Maturities, prepayments, and calls	56,560	6,408
Purchases	(23,708)	(3,015)
Net (increase) decrease in loans	(271,246)	9,402
Dividends received from UFS	1,047	1,067
Dividends received from Ansay	746	639
Proceeds from sale of OREO	3,424	1,070
Proceeds from sales of other investments	—	984
Net purchases of Federal Home Loan Bank ("FHLB") stock	(640)	(90)
Net purchases of Federal Reserve Bank ("FRB") stock	(1,702)	—
Proceeds from sale of premises and equipment	25	—
Purchases of premises and equipment	(3,617)	(2,464)
Net cash received in business combination	35,296	—
Net cash (used in) provided by investing activities	(144,118)	14,749

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statements of Cash Flows (Continued)

(In thousands) (Unaudited)

	Six Months Ended June 30,
	2020	2019

Cash flows from financing activities, net of effects of business combination:
Net increase in deposits	$248,841	$17,902
Net increase (decrease) in securities sold under repurchase agreements	10,760	(11,455)
Proceeds from advances of notes payable	87,000	4,000
Repayment of notes payable	(124,750)	(4,000)
Dividends paid	(2,974)	(2,625)
Repurchase of common stock	(2,968)	(2,650)
Net cash provided by financing activities	215,909	1,172
Net increase in cash and cash equivalents	90,779	18,131
Cash and cash equivalents at beginning of period	86,452	107,743
Cash and cash equivalents at end of period	$177,231	$125,874

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$8,555	$9,117
Income taxes	—	3,171
Supplemental schedule of noncash activities:
Loans transferred to OREO	261	920
MSR resulting from sale of loans	713	209
Amortization of unrealized holding gains on securities transferred from available for sale to held to maturity recognized in other comprehensive income, net of tax	(81)	(17)
Change in unrealized gains and losses on investment securities available for sale, net of tax	924	3,375
Payment of deferred compensation through issuance of treasury stock	3,368	114

Acquisition:
Fair value of assets acquired	$209,918	$—
Fair value of liabilities assumed	191,701	—
Net assets acquired	$18,217	$—

Common stock issued in acquisition	29,381	—

See accompanying notes to consolidated financial statements.

BANK FIRST CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

NOTE 1 – BASIS OF PRESENTATION

Bank First Corporation (the “Company”) provides a variety of financial services to individual and corporate customers through its wholly-owned subsidiary, Bank First, N.A. (the “Bank”). The Bank operates as a full-service financial institution with a primary market area including, but not limited to, the counties in which the Bank’s branches are located. The Bank has twenty-four locations located in Manitowoc, Outagamie, Brown, Winnebago, Sheboygan, Waupaca, Ozaukee, Monroe, Jefferson and Barron counties in Wisconsin. The Company and Bank are subject to the regulations of certain federal agencies and undergo periodic examinations by those regulatory authorities.

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

On May 15, 2020, the Company completed a merger with Tomah Bancshares, Inc. (“Timberwood”), a bank holding company headquartered in Tomah, Wisconsin, pursuant to the Agreement and Plan of Bank Merger, dated as of November 20, 2019, by and among the Company and Timberwood, whereby Timberwood merged with and into the Company, and Timberwood Bank, Timberwood’s wholly-owned banking subsidiary, merged with and into the Bank. Timberwood’s principal activity was the ownership and operation of Timberwood Bank, a state-chartered banking institution that operated one (1) branch in Wisconsin at the time of closing. The merger consideration totaled approximately $29.8 million.

Pursuant to the terms of the Merger Agreement, Timberwood shareholders received 5.1445 shares of the Company’s common stock for each outstanding share of Timberwood common stock, and cash in lieu of any remaining fractional share. Company stock issued totaled 575,641 shares valued at approximately $29.4 million, with cash of $0.4 million comprising the remainder of merger consideration.

The Company accounted for the transaction under the acquisition method of accounting, and thus, the financial position and results of operations of Timberwood prior to the consummation date were not included in the accompanying consolidated financial statements. The accounting required assets purchased and liabilities assumed to be recorded at their respective fair values at the date of acquisition. The Company determined the fair value of core deposit intangibles, securities, premises and equipment, loans, other assets and liabilities, deposits and borrowings with the assistance of third party valuations, appraisals, and third party advisors. The estimated fair values will be subject to refinement for up to one year after deal consummation as additional information becomes available relative to the closing date fair values.

The fair value of the assets acquired and liabilities assumed on May 15, 2020 was as follows:

	As Recorded by		As Recorded by
	Timberwood	Fair Value Adjustments	the Company
Cash, cash equivelants and securities	$79,614	$(656)	$78,958
Other investments	533		533
Loans	117,343	1,068	118,411
Premises and equipment, net	2,538	(1,006)	1,532
Core deposit intangible	—	1,697	1,697
Other assets	11,392	(2,605)	8,787
Total assets acquired	$211,420	$(1,502)	$209,918

Deposits	$170,362	$742	$171,104
Subordinated debt	6,500		6,500
Other borrowings	12,938	210	13,148
Other liabilities	1,923	(974)	949
Total liabilities assumed	$191,723	$(22)	$191,701

Excess of assets acquired over liabilties assumed	$19,697	$(1,480)	$18,217
Less: purchase price			29,812
Goodwill			$11,595

NOTE 3 – EARNINGS PER SHARE

The two-class method is used in the calculation of basic and diluted earnings per share. Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. There were no anti-dilutive stock options for the three and six months ended June 30, 2020 or 2019.

The following table presents the factors used in the earnings per share computations for the period indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic
Net income available to common shareholders	$8,296	$5,989	$15,562	$12,576
Less: Earnings allocated to participating securities	(65)	(52)	(120)	(99)
Net income allocated to common shareholders	$8,231	$5,937	$15,442	$12,477

Weighted average common shares outstanding including participating securities	7,454,201	6,577,016	7,268,861	6,575,696
Less: Participating securities (1)	(59,002)	(51,990)	(56,227)	(51,918)
Average shares	7,395,199	6,525,026	7,212,634	6,523,778

Basic earnings per common shares	$1.11	$0.91	$2.14	$1.91

Diluted
Net income available to common shareholders	$8,296	$5,989	$15,562	$12,576

Weighted average common shares outstanding for basic earnings per common share	7,395,199	6,525,026	7,212,634	6,523,778
Add: Dilutive effects of stock based compensation awards	10,796	119,665	58,558	88,406
Average shares and dilutive potential common shares	7,405,995	6,644,691	7,271,192	6,612,184
Diluted earnings per common share	$1.11	$0.90	$2.13	$1.89

(1)	Participating securities are restricted stock awards whereby the stock certificates have been issued, are included in outstanding shares, receive dividends and can be voted, but have not vested.

NOTE 4 – SECURITIES

The Company’s securities available for sale as of June 30, 2020 and December 31, 2019 is summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

June 30, 2020
Obligations of U.S. Government sponsored agencies	$14,045	$556	$(2)	$14,599
Obligations of states and political subdivisions	71,446	3,799	(19)	75,226
Mortgage-backed securities	51,171	2,940	—	54,111
Corporate notes	27,291	221	—	27,512
Certificates of deposit	2,580	39	—	2,619
Total available for sale securities	$166,533	$7,555	$(21)	$174,067

December 31, 2019
Obligations of U.S. Government sponsored agencies	$12,218	$—	$(158)	$12,060
Obligations of states and political subdivisions	52,594	2,197	(20)	54,771
Mortgage-backed securities	50,770	988	(38)	51,720
Corporate notes	62,794	172	(11)	62,955
Total available for sale securities	$178,376	$3,357	$(227)	$181,506

The Company’s securities held to maturity as of June 30, 2020 and December 31, 2019 is summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

June 30, 2020
Obligations of states and political subdivisions	$9,579	$21	$—	$9,600

December 31, 2019
U.S. Treasury securities	$33,527	$1,076	$(22)	$34,581
Obligations of states and political subdivisions	10,207	15	—	10,222
Total held to maturity securities	$43,734	$1,091	$(22)	$44,803

The following table shows the fair value and gross unrealized losses of securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		Greater Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

June 30, 2020 - Available for Sale
Obligations of U.S. Government sponsored agencies	$615	$(2)	$—	$—	$615	$(2)
Obligations of states and political subdivisions	2,540	(19)	—	—	2,540	(19)
Totals	$3,155	$(21)	$—	$—	$3,155	$(21)

December 31, 2019 - Available for Sale
Obligations of U.S. Government sponsored agencies	$12,059	$(158)	$—	$—	$12,059	$(158)
Obligations of states and political subdivisions	5,636	(19)	999	(1)	6,635	(20)
Mortgage-backed securities	4,038	(26)	2,187	(12)	6,225	(38)
Corporate notes	3,925	(11)	—	—	3,925	(11)
Totals	$25,658	$(214)	$3,186	$(13)	$28,844	$(227)

December 31, 2019 - Held to Maturity
U.S. Treasury securities	$2,958	$(22)	$—	$—	$2,958	$(22)

As of June 30, 2020, the Company does not consider its securities with unrealized losses to be other-than-temporarily impaired, as the unrealized losses in each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. The Company has the intent and ability to hold its securities to maturity or until par is recovered. There were no other-than-temporary impairments charged to earnings during the six months ended June 30, 2020 or 2019.

The following is a summary of amortized cost and estimated fair value of securities by contractual maturity as of June 30, 2020. Contractual maturities will differ from expected maturities for mortgage-backed securities because borrowers may have the right to call or prepay obligations without penalties.

	Available for Sale		Held to Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$13,794	$13,856	$751	$751
Due after one year through 5 years	12,529	13,063	3,524	3,545
Due after 5 years through ten years	11,149	11,691	2,395	2,395
Due after 10 years	77,890	81,346	2,909	2,909
Subtotal	115,362	119,956	9,579	9,600
Mortgage-backed securities	51,171	54,111	—	—
Total	$166,533	$174,067	$9,579	$9,600

The following is a summary of the proceeds from sales of securities available for sale and held to maturity, as well as gross gains and losses for the six months ended June 30, 2020 and 2019.

	2020	2019
Proceeds from sales of securities	$59,697	$748
Gross gains on sales	3,284	23
Gross losses on sales	(51)	—

NOTE 5 – LOANS, ALLOWANCE FOR LOAN LOSSES, AND CREDIT QUALITY

The following table presents total loans by portfolio segment and class of loan as of June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019

Commercial/industrial	$574,052	$302,538
Commercial real estate - owner occupied	525,908	459,782
Commercial real estate - non-owner occupied	410,931	353,723
Construction and development	126,653	132,296
Residential 1‑4 family	451,070	448,605
Consumer	28,532	29,462
Other	5,365	10,440
Subtotals	2,122,511	1,736,846
ALL	(16,071)	(11,396)
Loans, net of ALL	2,106,440	1,725,450
Deferred loan fees and costs	(7,488)	(503)
Loans, net	$2,098,952	$1,724,947

The ALL by loan type as of June 30, 2020 and 2019 is summarized as follows:

			Commercial
		Commercial	Real Estate -	Construction
	Commercial /	Real Estate -	Non – Owner	and	Residential
	Industrial	Owner Occupied	Occupied	Development	1‑4 Family	Consumer	Other	Unallocated	Total

ALL - January 1, 2020	$2,320	$4,587	$1,578	$548	$2,169	$141	$53	$291	$11,396
Charge-offs	(8)	(101)	—	—	(59)	—	(9)	—	(177)
Recoveries	1	640	40	—	37	—	9	—	727
Provision	235	905	2,180	224	558	19	4	(280)	4,125
ALL - June 30, 2020	2,548	6,031	3,798	772	2,705	160	57	11	16,071

ALL ending balance individually evaluated for impairment	702	525	1,469	—	—	—	—	—	2,696

ALL ending balance collectively evaluated for impairment	$1,846	$5,506	$2,329	$772	$2,705	$160	$57	$236	$13,375

Loans outstanding - June 30, 2020	$574,052	$525,908	$410,931	$126,653	$451,070	$28,532	$5,365	$—	$2,122,511
Loans ending balance individually evaluated for impairment	1,973	10,860	7,987	—	—	—	—	—	20,820

Loans ending balance collectively evaluated for impairment	$572,079	$515,048	$402,944	$126,653	$451,070	$28,532	$5,365	$—	$2,101,691

			Commercial
		Commercial	Real Estate -	Construction
	Commercial /	Real Estate –	Non – Owner	and	Residential
	Industrial	Owner Occupied	Occupied	Development	1‑4 Family	Consumer	Other	Unallocated	Total

ALL - January 1, 2019	$3,021	$3,750	$2,100	$725	$2,472	$148	$32	$521	$12,248
Charge-offs	(594)	(659)	(54)	—	(11)	(11)	(8)	—	(1,337)
Recoveries	1	2	1	—	122	4	4	—	134
Provision	(285)	2,380	(99)	(314)	(556)	(2)	1	(285)	1,125
ALL - June 30, 2019	2,143	5,473	1,948	411	2,027	139	29	236	12,170

ALL ending balance individually evaluated for impairment	—	2,285	—	—	—	—	—	—	2,285

ALL ending balance collectively evaluated for impairment	$2,143	$3,188	$1,948	$411	$2,027	$139	$29	$236	$9,885

Loans outstanding -
June 30, 2019	$271,838	$415,451	$255,072	$73,522	$370,261	$28,138	$5,493	$—	$1,419,775
Loans ending balance individually evaluated for impairment	—	9,992	—	—	176	—	—	—	10,168

Loans ending balance collectively evaluated for impairment	$271,838	$405,459	$255,072	$73,522	$370,085	$28,138	$5,493	$—	$1,409,607

The Company’s past due loans as of June 30, 2020 is summarized as follows:

		90 Days
	30‑89 Days	or more
	Past Due	Past Due
	Accruing	and Accruing	Non-Accrual	Total

Commercial/industrial	$—	$—	$1,989	$1,989
Commercial real estate - owner occupied	73	—	12,253	12,326
Commercial real estate - non-owner occupied	—	—	7,522	7,522
Construction and development	319	—	—	319
Residential 1‑4 family	220	78	1,241	1,539
Consumer	21	2	32	55
Other	—	—	—	—
	$633	$80	$23,037	$23,750

The Company’s past due loans as of December 31, 2019 is summarized as follows:

		90 Days
	30‑89 Days	or more
	Past Due	Past Due
	Accruing	and Accruing	Non-Accrual	Total

Commercial/industrial	$235	$—	$1,923	$2,158
Commercial real estate - owner occupied	1,124	—	2,513	3,637
Commercial real estate - non-owner occupied	—	—	75	75
Construction and development	768	11	—	779
Residential 1‑4 family	805	307	550	1,662
Consumer	70	36	32	138
Other	—	—	—	—
	$3,002	$354	$5,093	$8,449

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

The breakdown of loans by risk rating as of June 30, 2020 is as follows:

	Pass (1‑5)	6	7	8	Total

Commercial/industrial	$565,623	$3,046	$5,383	$—	$574,052
Commercial real estate - owner occupied	482,490	9,944	33,474	—	525,908
Commercial real estate - non-owner occupied	400,361	—	10,570	—	410,931
Construction and development	126,513	—	140	—	126,653
Residential 1‑4 family	449,056	—	2,014	—	451,070
Consumer	28,500	—	32	—	28,532
Other	4,804	561	—	—	5,365

	$2,057,347	$13,551	$51,613	$—	$2,122,511

The breakdown of loans by risk rating as of December 31, 2019 is as follows:

	Pass (1‑5)	6	7	8	Total

Commercial/industrial	$290,180	$5,329	$7,029	$—	$302,538
Commercial real estate - owner occupied	422,336	5,603	31,843	—	459,782
Commercial real estate - non-owner occupied	344,278	8,774	671	—	353,723
Construction and development	132,266	—	30	—	132,296
Residential 1‑4 family	447,630	256	719	—	448,605
Consumer	29,430	—	32	—	29,462
Other	10,440	—	—	—	10,440

	$1,676,560	$19,962	$40,324	$—	$1,736,846

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

A summary of impaired loans individually evaluated as of June 30, 2020 is as follows:

		Commercial	Commercial
		Real Estate -	Real Estate -	Construction
	Commercial/	Owner	Non – Owner	and	Residential
	Industrial	Occupied	Occupied	Development	1-4 Family	Consumer	Other	Unallocated	Total

With an allowance recorded:
Recorded investment	$1,973	$5,681	$7,987	$—	$—	$—	$—	$—	$15,641
Unpaid principal balance	1,973	5,681	7,987	—	—	—	—	—	15,641
Related allowance	702	525	1,469	—	—	—	—	—	2,696

With no related allowance recorded:
Recorded investment	$—	$5,179	$—	$—	$—	$—	$—	$—	$5,179
Unpaid principal balance	—	5,179	—	—	—	—	—	—	5,179
Related allowance	—	—	—	—	—	—	—	—	—

Total:
Recorded investment	$1,973	$10,860	$7,987	$—	$—	$—	$—	$—	$20,820
Unpaid principal balance	1,973	10,860	7,987	—	—	—	—	—	20,820
Related allowance	702	525	1,469	—	—	—	—	—	2,696

Average recorded investment	$1,926	$7,379	$3,994	$—	$—	$—	$—	$—	$13,299

A summary of impaired loans individually evaluated as of December 31, 2019 is as follows:

		Commercial	Commercial
		Real Estate -	Real Estate -	Construction
	Commercial/	Owner	Non – Owner	and	Residential
	Industrial	Occupied	Occupied	Development	1‑4 Family	Consumer	Other	Total

With an allowance recorded:
Recorded investment	$1,878	$960	$—	$—	$—	$—	$—	$2,838
Unpaid principal balance	1,878	960	—	—	—	—	—	2,838
Related allowance	760	80	—	—	—	—	—	840

With no related allowance recorded:
Recorded investment	$—	$2,938	$—	$—	$—	$—	$—	$2,938
Unpaid principal balance	—	2,938	—	—	—	—	—	2,938
Related allowance	—	—	—	—	—	—	—	—

Total:
Recorded investment	$1,878	$3,898	$—	$—	$—	$—	$—	$5,776
Unpaid principal balance	1,878	3,898	—	—	—	—	—	5,776
Related allowance	760	80	—	—	—	—	—	840

Average recorded investment	$3,773	$5,847	$—	$—	$351	$—	$—	$9,971

Interest recognized while these loans were impaired is considered immaterial to the consolidated financial statements for the six months ended June 30, 2020 and 2019.

The following table presents loans acquired with deteriorated credit quality as of June 30, 2020 and December 31, 2019. No loans in this table had a related allowance at either date, and therefore, the below disclosures were not expanded to include loans with and without a related allowance.

	June 30, 2020		December 31, 2019
		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal
	Investment	Balance	Investment	Balance
Commercial & Industrial	$1,265	$1,393	$191	$212
Commercial real estate - owner occupied	5,414	7,190	518	785
Commercial real estate - non-owner occupied	1,244	1,409	—	—
Construction and development	94	104	213	237
Residential 1‑4 family	888	1,013	901	1,031
Consumer	—	—	—	—
Other	—	—	—	—
	$8,905	$11,109	$1,823	$2,265

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

The following table represents the change in the accretable and non-accretable components of discounts on loans acquired with deteriorated credit quality for the six months ended June 30, 2020, and year ended December 31, 2019:

	June 30, 2020		December 31, 2019
	Accretable	Non-accretable	Accretable	Non-accretable
	discount	discount	discount	discount

Balance at beginning of period	$222	$220	$318	$745
Acquired balance, net	1,064	727	44	333
Reclassifications between accretable and non-accretable	11	(11)	858	(858)
Accretion to loan interest income	(29)	—	(998)	—
Balance at end of period	$1,268	$936	$222	$220

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

As of June 30, 2020 and December 31, 2019 the Company had specific reserves of $0 and $80,000 for TDRs, respectively, and none of them have subsequently defaulted.

During the first half of 2020 the Bank has experienced an increase in customer requests for loan modifications and payment deferrals as a result of impacts of the COVID-19 pandemic. The Coronavirus Aid, Relief, and Economic Security (CARES) act, signed into law on March 27, 2020, allowed financial institutions the option to exempt loan modifications related to the COVID-19 pandemic that would otherwise be categorized as a TDR from consideration for TDR treatment. Modifications in the scope of the exemption include forbearance agreements, interest-rate modifications, repayment plan changes and any other similar arrangements that would delay payments of principal or interest. This relief is allowable on modifications on loans which were not more than 30 days past due as of December 31, 2019, and that occur after March 1, 2020, and before the earlier of 60 days after the date on which the national emergency related to the COVID-19 outbreak is terminated

The following table presents the TDRs during the six months ended June 30, 2020. There were no TDRs during the same period in 2019.

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
Commerical Real Estate	1	$115	$115

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

Following is an analysis of activity in the MSR asset:

	Six Months Ended	Year Ended
	June 30, 2020	December 31, 2019

Fair value at beginning of year	$4,287	$3,085
MSR asset acquired	384	1,859
Servicing asset additions	713	740
Loan payments and payoffs	(705)	(821)
Changes in valuation inputs and assumptions used in the valuation model	(553)	(576)
Amount recognized through earnings	(545)	(657)
Fair value at end of period	$4,126	$4,287

Unpaid principal balance of loans serviced for others	$643,676	$554,374
MSR as a percent of loans serviced for others	0.64	0.77

The primary economic assumptions utilized by the Company in measuring the value of MSRs were constant prepayment speeds of 17.5 and 12.1 months as of June 30, 2020 and December 31, 2019, respectively, and discount rates of 10.1% and 10% as of each period end.

NOTE 7 – NOTES PAYABLE

From time to time the Company utilizes FHLB advances to fund liquidity. At June 30, 2020 and December, 31, 2019, the Company had outstanding balances borrowed from the FHLB of $25.0 million and $39.8 million, respectively. The advances, rate, and maturities of FHLB advances were as follows:

			June 30,	December 31,
	Maturity	Rate	2020	2019

			(dollars in thousands)
Fixed rate, fixed term	01/27/2020	1.42%	$—	$1,000
Fixed rate, fixed term	11/02/2020	1.28%	400	400
Fixed rate, fixed term	11/02/2020	2.83%	500	—
Fixed rate, fixed term	12/08/2020	2.76%	500	—
Fixed rate, fixed term	12/28/2020	2.07%	250	—
Fixed rate, fixed term	01/22/2021	1.67%	2,000	2,000
Fixed rate, fixed term	01/25/2021	2.37%	5,000	5,000
Fixed rate, fixed term	01/27/2021	1.60%	1,000	1,000
Fixed rate, fixed term	03/29/2021	0.00%	2,377	—
Fixed rate, fixed term	05/03/2021	2.87%	500	—
Fixed rate, fixed term	05/03/2021	0.00%	4,000	—
Fixed rate, fixed term	05/03/2021	0.00%	4,000	—
Fixed rate, fixed term	06/28/2021	2.00%	250	—
Fixed rate, fixed term	11/03/2021	1.46%	400	400
Fixed rate, fixed term	12/08/2021	2.87%	500	—
Fixed rate, fixed term	12/27/2021	1.99%	250	—
Fixed rate, fixed term	01/24/2022	2.51%	250	—
Fixed rate, fixed term	05/02/2022	2.98%	500	—
Fixed rate, fixed term	06/08/2022	2.92%	500	—
Fixed rate, fixed term	08/08/2022	1.76%	—	10,000
Fixed rate, fixed term	11/21/2022	3.02%	600	—
Fixed rate, fixed term	08/08/2023	1.74%	—	10,000
Fixed rate, fixed term	11/21/2023	3.06%	600	—
Fixed rate, fixed term	08/08/2024	1.75%	—	10,000
Fixed rate, fixed term	01/04/2027	0.00%	103	—
Fixed rate, fixed term	04/22/2030	0.00%	508	—
			24,988	39,800
Adjustment due to purchase accounting			184	(10)
			$25,172	$39,790

Future maturities of borrowings were as follows:

	June 30,	December 31,
	2020	2019
1 year or less	$20,777	$1,400
1 to 2 years	2,400	8,400
2 to 3 years	600	10,000
3 to 4 years	600	10,000
4 to 5 years	—	10,000
Over 5 years	611	—
	$24,988	$39,800

The Company maintained a $5.0 million line of credit with a commercial bank. At December 31, 2019 the Company had outstanding balances on this note of $5.0 million. There were no outstanding balances on this note at June 30, 2020. The note required monthly payments of interest at a variable rate, and was due in full on May 25, 2021. Subsequent to June 30, 2020, on July 22, 2020, this agreement was terminated.

The Company maintained a $5.0 million line of credit with another commercial bank. At December 31, 2019 the Company had outstanding balances on this note of $5.0 million. This note was not renewed when it matured on May 19, 2020.

The Company maintains a $7.5 million line of credit with another commercial bank, which was entered into on May 15, 2020. There were no outstanding balances on this note at June 30, 2020. Any future borrowings will require monthly payments of interest at a variable rate, and will be due in full on May 15, 2021.

NOTE 8 – SUBORDINATED NOTES

During September 2017, the Company entered into subordinated note agreements with three separate commercial banks. The Company had outstanding balances of $11.5 million under these agreements as of June 30, 2020 and December 31, 2019. These notes were all issued with 10-year maturities, carry interest at a variable rate payable quarterly, are callable on or after the sixth anniversary of the issuance dates, and qualify for Tier 2 capital for regulatory purposes.

As a part of the Partnership acquisition, further detailed in Note 2, the Company assumed a subordinated note agreement with outstanding balance of $7.0 million, and an initial fair market value adjustment of $0.2 million ($49,000 and $122,000 as of June 30, 2020 and December 31, 2019, respectively). The total amount outstanding was $7.0 million and $7.1 million at June, 2020 and December 31, 2019, respectively. The note matures on October 1, 2025, requires quarterly interest-only payments at a rate of 7.1% prior to maturity, and can be prepaid without penalty after October 1, 2020, and quality for Tier 2 capital for regulatory purposes.

Subsequent to June 30, 2020, on July 22, 2020, the Company entered into subordinated note agreements with two separate commercial banks. The Company has through December 31, 2020, to borrow funds up to a maximum availability of $6.0 million under each agreement, or $12.0 million total. These notes were issued with 10-year maturities, will carry interest at a fixed rate of 5.0% through June 30, 2025, and at a variable rate thereafter, payable quarterly. These notes are callable on or after January 1, 2026 and qualify for Tier 2 capital for regulatory purposes.

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

Under regulatory guidance for non-advanced approaches institutions, the Bank is required to maintain minimum amounts and ratios of common equity Tier I capital to risk-weighted assets. Additionally, under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. As of June 30, 2020 and December 31, 2019, the Bank met all capital adequacy requirements to which they are subject.

Beginning in 2016, an additional conservation buffer was added to the minimum requirements for capital adequacy purposes, subject to a three year phase-in period. The capital conservation buffer was fully phased in January 1, 2019 at 2.50%.

Actual and required capital amounts and ratios are presented below at period-end:

							To Be Well
					Minimum Capital		Capitalized Under
			For Capital		Adeqaucy with		Prompt Corrective
	Actual		Adequacy Purposes		Capital Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2020
Total capital (to risk-weighted assets):
Corporation	$243,784	11.57%	NA	NA	NA	NA	NA	NA
Bank	$240,638	11.42%	$168,605	8.00%	$221,294	10.50%	$210,757	10.00%
Tier 1 capital (to risk-weighted assets):
Corporation	$209,164	9.92%	NA	NA	NA	NA	NA	NA
Bank	$224,567	10.66%	$126,454	6.00%	$179,143	8.50%	$168,605	8.00%
Common Equity Tier 1 capital (to risk-weighted assets):
Corporation	$209,164	9.92%	NA	NA	NA	NA	NA	NA
Bank	$224,567	10.66%	$94,840	4.50%	$147,530	7.00%	$136,992	6.50%
Tier 1 capital (to average assets):
Corporation	$209,164	8.50%	NA	NA	NA	NA	NA	NA
Bank	$224,567	9.18%	$97,879	4.00%	$97,879	4.00%	$122,349	5.00%
December 31, 2019
Total capital (to risk-weighted assets):
Corporation	$208,900	10.35%	NA	NA	NA	NA	NA	NA
Bank	$215,347	10.69%	$161,163	8.00%	$211,527	10.50%	$201,454	10.00%
Tier 1 capital (to risk-weighted assets):
Corporation	$178,882	8.86%	NA	NA	NA	NA	NA	NA
Bank	$203,951	10.12%	$120,872	6.00%	$171,236	8.50%	$161,163	8.00%
Common Equity Tier 1 capital (to risk-weighted assets):
Corporation	$178,882	8.86%	NA	NA	NA	NA	NA	NA
Bank	$203,951	10.12%	$90,654	4.50%	$141,018	7.00%	$130,945	6.50%
Tier 1 capital (to average assets):
Corporation	$178,882	8.46%	NA	NA	NA	NA	NA	NA
Bank	$203,951	9.67%	$84,390	4.00%	84,390	4.00%	$105,487	5.00%

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate-lock commitments). Rate-lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements and for fixed rate commitments also considers the difference between current levels of interest rates and committed rates. The notional amount of rate-lock commitments at June 30, 2020 and December 31, 2019 was approximately $62.0 million and $14.8 million, respectively.

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

The following commitments were outstanding:

	Notional Amount
	June 30, 2020	December 31, 2019
Commitments to extend credit:
Fixed	$68,022	$49,741
Variable	377,052	333,468
Credit card arrangements	9,719	11,148
Letters of credit	7,501	17,121

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

Information regarding the fair value of assets measured at fair value on a recurring basis is as follows:

	Instruments	Markets	Other	Significant
	Measured	for Identical	Observable	Unobservable
	At Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

June 30, 2020
Assets
Securities available for sale
Obligations of U.S. Government sponsored agencies	$14,599	$—	$14,599	$—
Obligations of states and political subdivisions	75,226	—	75,226	—
Mortgage-backed securities	54,111	—	54,111	—
Corporate notes	27,512	—	27,512	—
Certificates of deposit	2,619	—	2,619	—
Mortgage servicing rights	4,126	—	4,126	—

December 31, 2019
Assets
Securities available for sale
Obligations of U.S. Government sponsored agencies	$12,060	$—	$12,060	$—
Obligations of states and political subdivisions	54,771	—	54,771	—
Mortgage-backed securities	51,720	—	51,720	—
Corporate notes	62,955	—	62,955	—
Mortgage servicing rights	4,287	—	4,287	—

There were no assets measured on a recurring basis using significant unobservable inputs (Level 3).

	June 30, 2020	December 31, 2019

Total securities at beginning of period	$—	$400
Included in earnings	—	—
Included in other comprehensive income	—	—
Purchases, issuance, and settlements	—	(400)
Transfer in and/or out of level 3	—	—
Total securities at end of period	$—	$—

Information regarding the fair value of assets measured at fair value on a non-recurring basis is as follows:

		Quoted Prices
		In Active	Significant
	Assets	Markets	Other	Significant
	Measured	for Identical	Observable	Unobservable
	At Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2020
OREO	$2,269	$—	$—	$2,269
Impaired Loans, net of impairment reserve	27,561	—	—	27,561
	$29,830	$—	$—	$29,830
December 31, 2019
OREO	$6,888	$—	$—	$6,888
Impaired Loans, net of impairment reserve	6,847	—	—	6,847
	$13,735	$—	$—	$13,735

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

				Weighted
	Valuation	Unobservable	Range of	Average
	Technique	Inputs	Discounts	Discount
As of June 30, 2020
Other real estate owned	Third party appraisals, sales contracts or brokered price options	Collateral discounts and estimated costs to sell	0% - 100%	34.3%
Impaired loans	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 100%	6.8%

As of December 31, 2019
Other real estate owned	Third party appraisals, sales contracts or brokered price options	Collateral discounts and estimated costs to sell	0% - 61%	33.5%
Impaired loans	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 100%	6.1%

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

The carrying value and estimated fair value of financial instruments at June 30, 2020 and December 31, 2019 follows:

		Fair Value
	Carrying
June 30, 2020	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$177,321	$177,321	$—	$—	$177,321
Securities held to maturity	9,579	—	9,600	—	9,600
Securities available for sale	174,067	—	174,067	—	174,067
Loans held for sale	1,479	—	—	1,479	1,479
Loans, net	2,098,952	—	—	2,112,222	2,112,222
Other investments, at cost	7,838	—	—	7,838	7,838
Mortgage servicing rights	4,126	—	4,126	—	4,126
Cash surrender value of life insurance	30,996	30,996	—	—	30,996

Deposits	$2,263,145	$—	$—	$2,238,793	$2,238,793
Securities sold under repurchase agreements	57,442	—	57,422	—	57,422
Notes payable	25,172	—	25,172	—	25,172
Subordinated notes	18,549	—	18,549	—	18,549

		Fair Value
	Carrying
December 31, 2019	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$86,452	$86,452	$—	$—	$86,452
Securities held to maturity	43,734	—	44,803	—	44,803
Securities available for sale	181,506	—	181,506	—	181,506
Loans held for sale	587	—	—	587	587
Loans, net	1,724,947	—	—	1,723,542	1,723,542
Other investments, at cost	4,933	—	—	4,933	4,933
Mortgage servicing rights	4,287	—	4,287	—	4,287
Cash surrender value of life insurance	24,945	24,945	—	—	24,945

Financial liabilities:
Deposits	$1,843,311	$—	$—	$1,783,638	$1,783,638
Securities sold under repurchase agreements	45,865	—	45,865	—	45,865
Notes payable	49,790	—	49,790	—	49,790
Subordinated notes	18,622	—	18,622	—	18,622

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

NOTE 12 – STOCK BASED COMPENSATION

The Company has made restricted share grants pursuant to the Bank First Corporation 2011 Equity Plan. The purpose of the Plan is to provide financial incentives for selected employees and for the non-employee directors of the Company, thereby promoting the long-term growth and financial success of the Company. The Company stock to be offered under the Plan pursuant to stock appreciation rights, performance unit awards, and restricted stock and unrestricted Company stock awards must be Company stock previously issued and outstanding and reacquired by the Company. The number of shares of Company stock that may be issued pursuant to awards under the Plan shall not exceed, in the aggregate, 659,250. As of June 30, 2020 and December 31, 2019, 204,529 and 177,462 shares of Company stock have been awarded under the Plan, respectively. Compensation expense for restricted stock is based on the fair value of the awards of Bank First Corporation common stock at the time of grant. The value of restricted stock grants that are expected to vest is amortized into expense over the vesting periods. For the six months ended June 30, 2020 and 2019, compensation expense of $0.5 million and $0.3 million, respectively, was recognized related to restricted stock awards.

As of June 30, 2020, there was $2.7 million of unrecognized compensation cost related to non-vested restricted stock awards granted under the Plan. That cost is expected to be recognized over a weighted average period of 3.14 years. The aggregate grant date fair value of restricted stock awards that vested during the six months ended June 30, 2020, was approximately $0.7 million.

	For the six months ended June 30, 2020		For the six months ended June 30, 2019
		Weighted-		Weighted-
		Average Grant-		Average Grant-
	Shares	Date Fair Value	Shares	Date Fair Value
Restricted Stock
Outstanding at beginning of year	50,676	$43.03	51,776	$34.27
Granted	27,067	65.34	17,015	56.62
Vested	(18,623)	37.28	(17,212)	30.54
Forfeited or cancelled	(99)	26.50	(176)	22.90
Outstanding at end of year	59,021	$52.99	51,403	$43.06

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

	Six-month period ended
	June 30, 2020	June 30, 2019
Amortization of ROU Assets - Operating Leases	$20	$26
Interest on Lease Liabilities - Operating Leases	46	39
Operating Lease Cost (Cost resulting from lease payments)	66	65
ROU Assets - Operating Leases at beginning of period	1,699	—
New ROU Assets - Operating Leases	—	1,744
ROU Assets - Operating Leases at June 30,	1,678	1,718
Weighted Average Lease Term (Years) - Operating Leases	31.52	31.63
Weighted Average Discount Rate - Operating Leases	5.50%	5.50%

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liabilities as of June 30, 2020 is as follows:

June 30, 2020
Operating lease payments due:
Within one year	$139
After one but within two years	132
After two but within three years	93
After three but within four years	85
After four years but within five years	85
After five years	3,368
Total undiscounted cash flows	3,902
Discount on cash flows	(2,224)
Total operating lease liabilities	$1,678

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2019, included in our Annual Report and with our unaudited condensed accompanying notes set forth in this Quarterly Report on Form 10-Q for the quarterly period June 30, 2020.

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

OVERVIEW

Bank First Corporation is a Wisconsin corporation that was organized primarily to serve as the holding company for Bank First, N.A. Bank First, N.A., which was incorporated in 1894, is a nationally-chartered bank headquartered in Manitowoc, Wisconsin. It is a member of the Board of Governors of the Federal Reserve System (“Federal Reserve”), and is regulated by the Office of the Comptroller of the Currency (“OCC”). Including its headquarters in Manitowoc, Wisconsin, the Bank has 24 banking locations in Manitowoc, Outagamie, Brown, Winnebago, Sheboygan, Waupaca, Ozaukee, Monroe, Jefferson and Barron counties in Wisconsin. The Bank offers loan, deposit and treasury management products at each of its banking locations.

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

On May 15, 2020, the Company consummated its merger with Timberwood pursuant to the Agreement and Plan of Bank Merger, dated as of November 20, 2019, by and among the Company and Timberwood, whereby Timberwood was merged with and into the Company, and Timberwood Bank, Timberwood’s wholly owned banking subsidiary, was merged with and into the Bank. The system integration was completed, and the sole branch of Timberwood Bank opened on May 18, 2020 as a branch of the bank, expanding the Bank’s presence in Monroe County.

During the first quarter of 2020, COVID-19 was declared a global pandemic by the World Health Organization and a National Public Health Emergency was declared in the United States. Shortly before the end of March 2020, in response to the COVID-19 pandemic, the government of Wisconsin and of most other states took preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego their time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential. These preventative and protective actions within Wisconsin were lifted during May 2020.

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

Our business, financial condition and results of operations generally rely upon the ability of our borrowers to repay their loans, the value of collateral underlying our secured loans, and demand for loans and other products and services we offer, which are highly dependent on the business environment in our primary markets. We have actively reached out to our customers to provide guidance, direction and assistance in these uncertain times. We have also extended credit to our customers related to the Payroll Protection Program (“PPP”). As of August 5, 2020, we have secured funding of approximately 1,859 loans totaling approximately $279.5 million.

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

The following tables present certain selected historical consolidated financial data as of the dates or for the period indicated:

	At or for the Three Months Ended					At or for the Six Months Ended
(In thousands, except per share data)	6/30/2020	3/31/2020	12/31/2019	9/30/2019	6/30/2019	6/30/2020	6/30/2019
Results of Operations:

Interest income	$24,382	$23,296	$23,795	$25,489	$20,158	$47,678	$39,881
Interest expense	3,586	4,653	5,015	5,176	4,784	8,239	9,307

Net interest income	20,796	18,643	18,780	20,313	15,374	39,439	30,574
Provision for loan losses	3,150	975	1,125	3,000	500	4,125	1,125

Net interest income after provision for loan losses	17,646	17,668	17,655	17,313	14,874	35,314	29,449

Noninterest income	7,764	3,897	3,211	3,145	2,736	11,661	6,276
Noninterest expense	14,438	12,741	11,182	12,087	9,955	27,179	19,491

Income before income tax expense	10,972	8,824	9,684	8,371	7,655	19,796	16,234
Income tax expense	2,676	1,558	2,225	1,712	1,666	4,234	3,658

Net income	$8,296	$7,266	$7,459	$6,659	$5,989	$15,562	$12,576

Earnings per common share - basic	$1.11	$1.03	$1.05	$0.95	$0.91	$2.14	$1.91
Earnings per common share - diluted	1.11	1.02	1.04	0.93	0.90	2.14	1.89

Common Shares:

Basic weighted average	7,395,199	7,083,520	7,084,728	7,036,807	6,577,016	7,212,634	6,575,696
Diluted weighted average	7,405,995	7,128,246	7,182,854	7,134,674	6,675,794	7,271,192	6,642,222
Outstanding	7,733,457	7,155,955	7,084,728	7,084,728	6,576,171	7,733,457	6,576,171

Noninterest income / noninterest expense:

Service charges	$1,158	$916	$1,110	$918	$799	$2,074	$1,478
Income from Ansay	710	891	55	319	543	1,601	1,418
Income from UFS	850	897	842	768	731	1,747	1,325
Loan servicing income	226	462	(291)	374	244	688	467
Net gain on sales of mortgage loans	1,332	460	627	533	154	1,792	241
Net gain on sales of securities	3,233	—	611	—	23	3,233	257
Noninterest income from strategic alliances	16	17	21	26	29	33	48
Other noninterest income	239	254	236	207	213	493	1,042

Total noninterest income	$7,764	$3,897	$3,211	$3,145	$2,736	$11,661	$6,276

Personnel expense	$6,608	$6,452	$5,918	$6,272	$5,403	$13,060	$10,713
Occupancy, equipment and office	921	1,275	1,103	1,076	832	2,196	1,681
Data processing	1,334	1,199	1,478	1,158	960	2,533	1,873
Postage, stationery and supplies	277	172	141	135	192	449	315
Net (gain) loss on sales and valuations of other real estate owned	467	976	36	(10)	(135)	1,443	(99)
Advertising	69	55	88	53	53	124	127
Charitable contributions	127	123	69	225	141	250	272
Outside service fees	1,394	801	204	1,171	982	2,195	1,666
Amortization of intangibles	362	334	373	374	161	696	322
Penalty for early extinguishment of debt	1,323	—	—	—	—	1,323	—
Other noninterest expense	1,556	1,354	1,772	1,633	1,366	2,910	2,621

Total noninterest expense	$14,438	$12,741	$11,182	$12,087	$9,955	$27,179	$19,491

Period-end balances:

Loans	$2,115,023	$1,765,242	$1,736,343	$1,714,213	$1,419,192	$2,115,023	$1,419,192
Allowance for loan losses	16,071	12,967	11,396	10,131	12,170	16,071	12,170
Investment securities available-for-sale, at fair value	174,067	172,070	181,506	136,935	120,083	174,067	120,083
Investment securities held-to-maturity, at cost	9,579	43,732	43,734	42,605	39,537	9,579	39,537
Goodwill and other intangibles, net	65,559	52,789	53,122	54,153	19,998	65,559	19,998
Total assets	2,657,911	2,200,320	2,210,168	2,163,501	1,806,467	2,657,911	1,806,467
Deposits	2,263,145	1,847,209	1,843,311	1,838,080	1,574,998	2,263,145	1,574,998
Stockholders' equity	276,100	237,682	230,211	225,332	185,448	276,100	185,448
Book value per common share	35.70	33.21	32.49	31.81	28.20	35.70	28.20
Tangible book value per common share (1)	27.76	26.44	25.60	24.86	25.63	27.76	25.63

Average balances:

Loans	$2,034,738	$1,744,576	$1,718,705	$1,682,932	$1,420,710	$1,889,657	$1,427,458
Interest-earning assets	2,329,097	2,011,382	1,976,420	1,923,451	1,679,604	2,170,238	1,665,930
Total assets	2,520,882	2,196,662	2,160,080	2,095,357	1,801,530	2,358,772	1,787,515
Deposits	2,130,100	1,843,039	1,835,430	1,786,373	1,563,322	1,986,569	1,556,139
Interest-bearing liabilities	1,589,127	1,476,814	1,373,320	1,310,757	1,142,604	1,532,970	1,141,894
Goodwill and other intangibles, net	53,836	48,606	49,071	42,373	20,096	51,275	20,177
Stockholders' equity	256,529	233,470	228,404	227,205	181,498	244,999	178,295

Financial ratios (2):

Return on average assets	1.32%	1.32%	1.37%	1.27%	1.33%	1.32%	1.41%
Return on average common equity	12.94%	12.45%	12.96%	11.72%	13.20%	12.70%	14.11%
Average equity to average assets	10.18%	10.63%	10.57%	10.84%	10.07%	10.39%	9.97%
Stockholders' equity to assets	10.39%	10.80%	10.42%	10.42%	10.27%	10.39%	10.27%
Tangible equity to tangible assets (1)	8.27%	8.79%	8.39%	8.33%	9.42%	8.27%	9.42%
Loan yield	4.60%	5.00%	5.15%	5.63%	5.22%	4.78%	5.19%
Earning asset yield	4.29%	4.74%	4.86%	5.37%	4.90%	4.50%	4.92%
Cost of funds	0.91%	1.27%	1.45%	1.57%	1.68%	1.08%	1.64%
Net interest margin, taxable equivalent	3.67%	3.81%	3.85%	4.30%	3.76%	3.74%	3.79%
Net loan charge-offs to average loans	0.01%	(0.14)%	(0.01)%	1.20%	0.16%	(0.03)%	0.17%
Nonperforming loans to total loans	1.09%	0.42%	0.31%	0.30%	1.20%	1.09%	1.20%
Nonperforming assets to total assets	0.94%	0.51%	0.52%	0.52%	1.10%	0.94%	1.10%
Allowance for loan losses to loans	0.76%	0.73%	0.66%	0.59%	0.86%	0.76%	0.86%

(1)	These measures are not measures prepared in accordance with GAAP, and are therefore considered to be non-GAAP financial measures. See "GAAP reconciliation and management explanation of non-GAAP finanical measures" for a reconciliation of these measures to their most comparable GAAP measures.
(2)	Income statement-related ratios for partial year periods are annualized.

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

	At or for the Three Months Ended					At or for the Six Months Ended
(In thousands, except per share data)	6/30/2020	3/31/2020	12/31/2019	9/30/2019	6/30/2019	6/30/2020	6/30/2019
Tangible Assets
Total assets	$2,657,911	$2,200,320	$2,210,268	$2,163,501	$1,806,467	$2,657,911	$1,806,467
Adjustments:
Goodwill	(55,052)	(43,456)	(43,456)	(43,456)	(15,024)	(55,052)	(15,024)
Core deposit intangible, net of amortization	(6,381)	(5,046)	(5,379)	(5,752)	(1,890)	(6,381)	(1,890)
Tangible assets	$2,596,478	$2,151,818	$2,161,433	$2,114,293	$1,789,553	$2,596,478	$1,789,553

Tangible Common Equity
Total stockholders' equity	$276,100	$237,682	$230,211	$225,332	$185,448	$276,100	$185,448
Adjustments:
Goodwill	(55,052)	(43,456)	(43,456)	(43,456)	(15,024)	(55,052)	(15,024)
Core deposit intangible, net of amortization	(6,381)	(5,046)	(5,379)	(5,752)	(1,890)	(6,381)	(1,890)
Tangible common equity	$214,667	$189,180	$181,376	$176,124	$168,534	$214,667	$168,534

Book value per common share	$35.70	$33.21	$32.49	$31.81	$28.20	$35.70	$28.20
Tangible book value per common share	27.76	26.44	25.60	24.86	25.63	27.76	25.63

Total stockholders' equity to total assets	10.39%	10.80%	10.42%	10.42%	10.27%	10.39%	10.27%
Tangible common equity to tangible assets	8.27%	8.79%	8.39%	8.33%	9.42%	8.27%	9.42%

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 2020 and June 30, 2019

General. Net income increased $2.3 million to $8.3 million for three months ended June 30, 2020, compared to $6.0 million for the same period in 2019. This increase was primarily due to the added scale of the four offices acquired in the Partnership acquisition during the third quarter of 2019 as well as the one office acquired in the Timberwood acquisition during the second quarter of 2020.

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

Net interest and dividend income increased by $5.4 million to $20.8 million for the three months ended June 30, 2020 compared to $15.4 million for three months ended June 30, 2019. The increase in net interest income was primarily due to the added scale of five offices acquired in the aforementioned acquisitions. Interest income on loans increased by $4.9 million, or 27.2%, during the same period. Total average interest-earning assets was $2.33 billion for the three months ended June 30, 2020, up from $1.68 billion for the same period in 2019. Tax equivalent net interest margin decreased 0.09% to 3.67% for the three-months ended June 30, 2020, down from 3.76% for the same period in 2019. Net interest margin decreased by 0.05% due to a decrease in purchase accounting accretion quarter-over-quarter which added to a decrease of 0.04% in core net interest margin. Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes on both volume and mix and pricing decisions, and external factors include changes in market interest rates, competition and the shape of the interest rate yield curve.

Interest Income. Total interest income increased $4.2 million, or 21.0%, to $24.4 million for the three months ended June 30, 2020 compared to $20.2 million for the same period in 2019. The increase in total interest income was primarily due the added scale of four offices acquired in the Partnership acquisition as well as the one office acquired in the Timberwood acquisition during the second quarter of 2020. The average balance of loans increased by $614.0 million during the three months ended June 30, 2020 compared to the same period in 2019.

Interest Expense. Interest expense decreased $1.2 million, or 25.0%, to $3.6 million for the three months ended June 30, 2020 compared to $4.8 million for the same period in 2019. The decrease in interest expense was primarily due to the lower overall interest rate environment due to the COVID-19 pandemic, which was counteracted to a certain extent by the added scale of five offices acquired in the aforementioned acquisitions.

Interest expense on interest-bearing deposits decreased by $1.2 million to $3.2 million for the three months ended June 30, 2020, from $4.4 million for the same period in 2019. The average cost of interest-bearing deposits was 0.88% for the three months ended June 30, 2020, compared to 1.62% for the same period in 2019.

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

We recorded a provision for loan losses of $3.2 million for the three months ended June 30, 2020 compared to $0.5 million for the same period in 2019. We recorded net charge-offs of $0.1 million for the three months ended June 30, 2020 compared to net charge-offs of $0.5 million for the same period in 2019. The ALL was $16.1 million, or 0.76% of total loans, at June 30, 2020 compared to $12.2 million, or 0.86% of total loans at June 30, 2019. The elevated provision during the second quarter of 2020 compared to the provision during the second quarter of 2019 was primarily the result of increased qualitative factors in the calculation of the ALL at June 30, 2020, in response to the heightened economic risks resulting from the COVID-19 pandemic. The reduced percentage of ALL to loans at June 30, 2020, compared to June 30, 2019, is the result of significant reductions during the third quarter of 2019 of problem loans acquired in the Waupaca transaction, as well as acquiring approximately $275.3 million and $118.4 million in loans carried at fair value with no related ALL in the Partnership and Timberwood transactions during the third quarter of 2019 and second quarter of 2020, respectively.

Noninterest Income. Noninterest income is an important component of our total revenues. A significant portion of our noninterest income is associated with service charges and income from the Bank’s subsidiaries, Ansay and UFS. Other sources of noninterest income include loan servicing fees, gains on sales of mortgage loans, and other income from strategic alliances.

Noninterest income increased $5.0 million to $7.7 million for the three months ended June 30, 2020 compared to $2.7 million for the same period in 2019. Income from service charges increased by 44.9% due to an expanded base of customer relationships, many of which were the result of the Partnership and Timberwood acquisitions. Income from our investment in Ansay increased by 30.8% as a result of the Company’s increased ownership of that entity from 30.0% during the first half of 2019 to 40.0% during the first half of 2020. Income from our investment in UFS increased by 16.3% as they continue to see significant growth in customers in their managed information technology business. Loan servicing income decreased by 7.4% resulting from a negative valuation adjustment of $0.5 million of the Company’s mortgage servicing asset which counteracted the addition of significant serviced portfolios acquired as a part of the acquisitions of Partnership and Timberwood. Net gains on sales of mortgage loans saw a very significant increase quarter-over-quarter as the Company continues to experience very robust activity in secondary market loan originations. During the second quarter of 2020 the Company sold $36.6 million of U.S. Treasury notes. This sale resulted in a gain of $3.1 million, and was an event that did not occur during the second quarter of 2019, causing a positive comparison between those periods.

The major components of our noninterest income are listed below:

	Three Months Ended June 30,
	2020	2019	$Change	% Change

	(In thousands)
Noninterest Income
Service Charges	$1,158	$799	$359	45%
Income from Ansay	710	543	167	31%
Income from UFS	850	731	119	16%
Loan Servicing income	226	244	(18)	(7)%
Net gain on sales of mortgage loans	1,332	154	1,178	765%
Net gain on sales of securities	3,233	23	3,210	NM
Noninterest income from strategic alliances	16	29	(13)	(45)%
Other	239	213	26	12%
Total noninterest income	$7,764	$2,736	$5,028	184%

Noninterest Expense. Noninterest expense increased $4.5 million to $14.4 million for the three months ended June 30, 2020 compared to $9.9 million for the same period in 2019. The increase in noninterest expense was primarily the result of the Partnership and Timberwood acquisitions. Personnel expense increased 22.3%, or $1.2 million, as a result of the added cost of staffing five acquired office locations in addition to customary annual pay increases. Occupancy expenses and postage, stationary and supplies expense increased 10.7% and 44.3%, respectively, the result of significant investments made in equipment to allow staff to work remotely and supplies to maintain safe work environments due to the COVID-19 pandemic. Data processing and outside service fees increased by 39.0% and 42.0%, respectively, as a result of one-time expenses incurred in relation to the Timberwood acquisition. Amortization of intangibles increased by 124.8% as a result of amortization related to the core deposit intangibles that were established as part of the Partnership and Timberwood acquisitions. Finally, the Company incurred a $1.3 million penalty for early extinguishment of borrowings from the FHLB during the second quarter of 2020, an event which did not occur during the second quarter of 2019.

Net gains and losses from sales and valuations of ORE are specific to the properties which are sold or held and will vary greatly period to period, as they did in the second quarter of 2020 compared to the second quarter of 2019.

The major components of our noninterest expense are listed below:

	Three Months Ended June 30,
	2020	2019	$Change	% Change

	(In thousands)
Noninterest Expense
Salaries, commissions, and employee benefits	$6,608	$5,403	$1,205	22%
Occupancy	921	832	89	11%
Data Processing	1,334	960	374	39%
Postage, stationary, and supplies	277	192	85	44%
Net loss (gain) on sales and valuation of ORE	467	(135)	602	NM
Advertising	69	53	16	30%
Charitable contributions	127	141	(14)	(10)%
Outside service fees	1,394	982	412	42%
Amortization of intangibles	362	161	201	125%
Penalty for early extinguishment of debt	1,323	—	1,323	NM
Other	1,556	1,366	190	14%
Total noninterest expenses	$14,438	$9,955	$4,483	45%

Income Tax Expense. We recorded a provision for income taxes of $2.7 million for the three months ended June 30, 2020 compared to a provision of $1.7 million for the same period during 2019, reflecting effective tax rates of 24.4% and 21.8%, respectively. The effective tax rates were reduced from the statutory federal and state income tax rates during both periods as a result of tax-exempt interest income produced by certain qualifying loans and investments in the Bank’s portfolios. The effective tax rate for the second quarter of 2020 was increased due to significant costs as part of the Timberwood acquisition which are not deductible for tax purposes.

Results of Operations for the Six Months Ended June 30, 2020 and June 30, 2019

General. Net income increased $3.0 million to $15.6 million for the six months ended June 30, 2020, compared to $12.6 million for the same period in 2019. This increase was primarily due to the added scale of the four offices acquired in the Partnership acquisition during the third quarter of 2019 as well as the one office acquired in the Timberwood acquisition during the second quarter of 2020.

Net Interest Income. Net interest and dividend income increased by $8.8 million to $39.4 million for the six months ended June 30, 2020, compared to $30.6 million for six months ended June 30, 2019. The increase in net interest income was primarily due to the added scale of five offices acquired in the aforementioned acquisitions. Interest income on loans increased by $8.2 million, or 22.0%, during the same period. Total average interest-earning assets increased to $2.17 billion for the six months ended June 30, 2020, compared to $1.67 billion for the same period in 2019. Tax equivalent net interest margin decreased 0.05% to 3.74% for the six months ended June 30, 2020, down from 3.79% for the same period in 2019. Net interest margin decreased by 0.04% due to a decrease in purchase accounting accretion period-over-period which added to an increase of 0.01% in core net interest margin. Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes on both volume and mix and pricing decisions, and external factors include changes in market interest rates, competition and the shape of the interest rate yield curve.

Interest Income. Total interest income increased $7.8 million, or 19.6%, to $47.7 million for the six months ended June 30, 2020 compared to $39.9 million for the same period in 2019. The increase in total interest income was primarily due the added scale of four offices acquired in the Partnership acquisition as well as the one office acquired in the Timberwood acquisition during the second quarter of 2020. The average balance of loans increased by $462.2 million during the six months ended June 30, 2020 compared to the same period in 2019.

Interest Expense. Interest expense decreased $1.1 million, or 11.5%, to $8.2 million for the six months ended June 30, 2020 compared to $9.3 million for the same period in 2019. The decrease in interest expense was primarily due to the lower overall interest rate environment due to the COVID-19 pandemic, which was counteracted to a certain extent by the added scale of five offices acquired in the aforementioned acquisitions.

Interest expense on interest-bearing deposits decreased by $1.4 million to $7.3 million for the six months ended June 30, 2020, from $8.7 million for the same period in 2019. The average cost of interest-bearing deposits was 1.04% for the six months ended June 30, 2020, compared to 1.58% for the same period in 2019.

Provision for Loan Losses. We recorded a provision for loan losses of $4.1 million for the six months ended June 30, 2020, compared to $1.1 million for the same period in 2019. We recorded net recoveries of $0.6 million for the six months ended June 30, 2020 compared to net charge-offs of 1.2 million for the same period in 2019. The ALL was $16.1 million, or 0.76% of total loans, at June 30, 2020 compared to $12.2 million, or 0.86% of total loans at June 30, 2019. The elevated provision during the first half of 2020 compared to the provision during the first half of 2019 was primarily the result of increased qualitative factors in the calculation of the ALL at June 30, 2020, in response to the heightened economic risks resulting from the COVID-19 pandemic. The reduced percentage of ALL to loans at June 30, 2020, compared to June 30, 2019, is the result of significant reductions during the third quarter of 2019 of problem loans acquired in the Waupaca transaction, as well as acquiring approximately $275.3 million and $118.4 million in loans carried at fair value with no related ALL in the Partnership and Timberwood transactions during the third quarter of 2019 and second quarter of 2020, respectively.

Noninterest Income. Noninterest income increased $5.4 million to $11.7 million for the six months ended June 30, 2020 compared to $6.3 million for the same period in 2019.

Income from service charges increased by 40.3% due to an expanded base of customer relationships, many of which were the result of the Partnership and Timberwood acquisitions. Income from our investment in Ansay increased by 12.9% as a result of the Company’s increased ownership of that entity from 30.0% during the first half of 2019 to 40.0% during the first half of 2020. Income from our investment in UFS increased by 31.8% as they continue to see significant growth in customers in their managed information technology business. Loan servicing income increased by 47.3% resulting from a negative valuation adjustment of $0.5 million of the Company’s mortgage servicing asset which was more than counteracted by the addition of significant serviced portfolios acquired as a part of the acquisitions of Partnership and Timberwood. Net gains on sales of mortgage loans saw a very significant increase period-over-period as the Company continues to experience very robust activity in secondary market loan originations. During the first half of 2020 the Company sold $36.6 million of U.S. Treasury notes. This sale resulted in a gain of $3.1 million, and was an event that did not occur during the first half of 2019, causing a positive comparison between those periods. Finally, during the first half of 2019 the Company revalued an investment in common stock of another financial institution, which had historically been held at cost, to fair value based on recent observable prices in orderly stock transactions, resulting in other noninterest income of $0.6 million. While this common stock continued to be held and valued in a similar fashion during the first half of 2020, the appreciation in value was less than $0.1 million, creating a negative variance between those periods in other noninterest income.

The major components of our noninterest income are listed below:

	Six Months Ended June 30,
	2020	2019	$ Change	% Change

	(In thousands)
Noninterest Income
Service Charges	$2,074	$1,478	$596	40%
Income from Ansay	1,601	1,418	183	13%
Income from UFS	1,747	1,325	422	32%
Loan Servicing income	688	467	221	47%
Net gain on sales of mortgage loans	1,792	241	1,551	644%
Net gain on sales of securities	3,233	257	2,976	NM
Noninterest income from strategic alliances	33	48	(15)	(31)%
Other	493	1,042	(549)	(53)%
Total noninterest income	$11,661	$6,276	$5,385	86%

Noninterest Expense. Noninterest expense increased $7.7 million to $27.2 million for the six months ended June 30, 2020 compared to $19.5 million for the same period in 2019. The increase in noninterest expense was primarily the result of the Partnership and Timberwood acquisitions. Personnel expense increased 21.9%, or $2.3 million, as a result of the added cost of staffing five acquired office locations in addition to customary annual pay increases. Occupancy expenses and postage, stationary and supplies expense increased 30.6% and 42.5%, respectively, the result of significant investments made in equipment to allow staff to work remotely and supplies to maintain safe work environments due to the COVID-19 pandemic. Data processing and outside service fees increased by 35.2% and 31.8%, respectively, as a result of one-time expenses incurred in relation to the Timberwood acquisition. Amortization of intangibles increased by 116.1% as a result of amortization related to the core deposit intangibles that were established as part of the Partnership and Timberwood acquisitions. Finally, the Company incurred a $1.3 million penalty for early extinguishment of borrowings from the FHLB during the first half of 2020, an event which did not occur during the first half of 2019.

Net gains and losses from sales of ORE and securities are specific to the properties and securities which are sold and will vary greatly period to period, as they did in the first six months of 2020 compared to the first six months of 2019.

The major components of our noninterest expense are listed below:

	Six Months Ended June 30,
	2020	2019	$ Change	% Change

	(In thousands)
Noninterest Expense
Salaries, commissions, and employee benefits	$13,060	$10,713	$2,347	22%
Occupancy	2,196	1,681	515	31%
Data Processing	2,533	1,873	660	35%
Postage, stationary, and supplies	449	315	134	43%
Net loss (gain) on sales and valuation of ORE	1,443	(99)	1,542	NM
Advertising	124	127	(3)	(2)%
Charitable Contributions	250	272	(22)	(8)%
Outside service fees	2,195	1,666	529	32%
Amortization of intangibles	696	322	374	116%
Penalty for early extinguishment of debt	1,323	—	1,323	NM
Other	2,910	2,621	289	11%
Total noninterest expenses	$27,179	$19,491	$7,688	39%

Income Tax Expense. We recorded a provision for income taxes of $4.2 million for the six months ended June 30, 2020 compared to a provision of $3.7 million for the same period during 2019, reflecting effective tax rates of 21.4% and 22.5%, respectively. The effective tax rates were reduced from the statutory federal and state income tax rates largely as a result of tax-exempt interest income produced by certain qualifying loans and investments in the Bank’s portfolios. The effective tax rate for the first half of 2020 was negatively impacted by non-deductible expenses in relation to the Timberwood acquisition, but positively impacted by favorable tax treatment of the payout of balances from a terminated deferred compensation plan in shares of the Company’s common stock. These two items served to offset one another.

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

The following tables set forth the distribution of our average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the periods indicated:

	Three Months Ended
	June 30, 2020			June 30, 2019
		Interest			Interest
	Average	Income/	Rate Earned/ Paid	Average	Income/	Rate Earned/ Paid
	Balance	Expenses (1)	(1)	Balance	Expenses (1)	(1)

	(dollars in thousands)
ASSETS
Interest-earning assets
Loans (2)
Taxable	$1,917,156	$88,760	4.63%	$1,326,394	$70,224	5.29%
Tax-exempt	117,582	6,048	5.14%	94,316	5,067	5.37%
Securities
Taxable (available for sale)	109,530	2,426	2.21%	74,055	2,014	2.72%
Tax-exempt (available for sale)	68,401	2,205	3.22%	51,954	1,870	3.60%
Taxable (held to maturity)	2,948	62	2.10%	28,977	713	2.46%
Tax-exempt (held to maturity)	9,764	268	2.74%	10,979	302	2.75%
Cash and due from banks	103,716	85	0.08%	92,929	2,186	2.35%
Total interest-earning assets	2,329,097	99,854	4.29%	1,679,604	82,376	4.90%
Non interest-earning assets	205,962			134,201
Allowance for loan losses	(14,177)			(12,275)
Total assets	$2,520,882			$1,801,530
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits
Checking accounts	$197,067	$493	0.25%	$72,458	$2,001	2.76%
Savings accounts	346,279	1,815	0.52%	248,539	2,671	1.07%
Money market accounts	536,139	3,092	0.58%	400,664	4,682	1.17%
Certificates of deposit	372,003	6,988	1.88%	363,799	7,975	2.19%
Brokered Deposits	18,532	531	2.87%	16,789	489	2.91%
Total interest bearing deposits	1,470,020	12,919	0.88%	1,102,249	17,818	1.62%
Other borrowed funds	119,107	1,504	1.26%	40,355	1,374	3.40%
Total interest-bearing liabilities	1,589,127	14,423	0.91%	1,142,604	19,192	1.68%
Non-interest bearing liabilities
Demand Deposits	660,080			461,073
Other liabilities	15,146			16,355
Total Liabilities	2,264,353			1,620,032
Shareholders' equity	256,529			181,498
Total liabilities & sharesholders' equity	$2,520,882			$1,801,530
Net interest income on a fully taxable equivalent basis		85,431			63,184
Less taxable equivalent adjustment		(1,789)			(1,520)
Net interest income		$83,642			$61,664
Net interest spread (3)			3.38%			3.22%
Net interest margin (4)			3.67%			3.76%
(1)	Annualized on a fully taxable equivalent basis calculated using a federal tax rate of 21% for the three months ended June 30, 2020 and 2019.
(2)	Nonaccrual loans are included in average amounts outstanding.
(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income on a fully tax equivalent basis as a percentage of average interest-earning assets.

	Six Months Ended
	June 30, 2020			June 30, 2019
		Interest			Interest
	Average	Income/	Rate Earned/ Paid	Average	Income/	Rate Earned/ Paid
	Balance	Expenses (1)	(1)	Balance	Expenses (1)	(1)

	(dollars in thousands)
ASSETS
Interest-earning assets
Loans (2)
Taxable	$1,771,514	$85,566	4.83%	$1,333,402	$70,116	5.26%
Tax-exempt	118,143	6,057	5.13%	94,056	5,009	5.33%
Securities
Taxable (available for sale)	121,653	2,994	2.46%	72,743	2,132	2.93%
Tax-exempt (available for sale)	61,958	2,044	3.30%	51,954	1,895	3.65%
Taxable (held to maturity)	18,236	435	2.39%	28,976	711	2.45%
Tax-exempt (held to maturity)	9,986	274	2.74%	11,384	318	2.79%
Cash and due from banks	68,748	269	0.39%	73,415	1,759	2.40%
Total interest-earning assets	2,170,238	97,639	4.50%	1,665,930	81,940	4.92%
Non interest-earning assets	201,565			133,806
Allowance for loan losses	(13,031)			(12,221)
Total assets	$2,358,772			$1,787,515
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits
Checking accounts	$193,946	$1,063	0.55%	$75,690	$1,850	2.44%
Savings accounts	324,795	2,130	0.66%	235,155	2,466	1.05%
Money market accounts	517,476	3,817	0.74%	403,527	4,633	1.15%
Certificates of deposit	368,417	7,214	1.96%	373,556	8,030	2.15%
Brokered Deposits	17,056	500	2.93%	17,247	498	2.89%
Total interest bearing deposits	1,421,690	14,724	1.04%	1,105,175	17,477	1.58%
Other borrowed funds	111,280	1,844	1.66%	36,719	1,291	3.52%
Total interest-bearing liabilities	1,532,970	16,568	1.08%	1,141,894	18,768	1.64%
Non-interest bearing liabilities
Demand Deposits	564,879			450,964
Other liabilities	15,924			16,362
Total Liabilities	2,113,773			1,609,220
Shareholders' equity	244,999			178,295
Total liabilities & sharesholders' equity	$2,358,772			$1,787,515
Net interest income on a fully taxable equivalent basis		81,071			63,172
Less taxable equivalent adjustment		(1,759)			(1,517)
Net interest income		$79,312			$61,655
Net interest spread (3)			3.42%			3.27%
Net interest margin (4)			3.74%			3.79%
(1)	Annualized on a fully taxable equivalent basis calculated using a federal tax rate of 21% for the six months ended June 30, 2020 and 2019.
(2)	Nonaccrual loans are included in average amounts outstanding.
(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income on a fully tax equivalent basis as a percentage of average interest-earning assets.

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

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Compared with			Compared with
	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Increase/(Decrease) Due to Change in			Increase/(Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total

	(dollars in thousands)			(dollars in thousands)
Interest income
Loans
Taxable	$25,810	$(7,274)	$18,536	$20,543	$(5,093)	$15,450
Tax-exempt	1,186	(205)	981	1,227	(179)	1,048
Securities
Taxable (AFS)	673	(261)	412	1,132	(270)	862
Tax-exempt (AFS)	500	(165)	335	296	(147)	149
Taxable (HTM)	(560)	(91)	(651)	(257)	(19)	(276)
Tax-exempt (HTM)	(33)	(1)	(34)	(38)	(6)	(44)
Cash and due from banks	287	(2,388)	(2,101)	(105)	(1,385)	(1,490)
Total interest income	27,863	(10,385)	17,478	22,798	(7,099)	15,699
Interest expense
Deposits
Checking accounts	$(3,200)	$1,692	$(1,508)	$(1,563)	$776	$(787)
Savings accounts	2,828	(3,684)	(856)	(19,533)	19,197	(336)
Money market accounts	3,194	(4,784)	(1,590)	3,066	(3,882)	(816)
Certificates of deposit	185	(1,172)	(987)	(109)	(707)	(816)
Brokered Deposits	50	(8)	42	(5)	7	2
Total interest bearing deposits	3,057	(7,956)	(4,899)	(18,144)	15,391	(2,753)
Other borrowed funds	192	(62)	130	748	(195)	553
Total interest expense	3,249	(8,018)	(4,769)	(17,396)	15,196	(2,200)
Change in net interest income	$24,614	$(2,367)	$22,247	$40,194	$(22,295)	$17,899

CHANGES IN FINANCIAL CONDITION

Total Assets. Total assets increased $447.6 million, or 20.3%, to $2.66 billion at June 30, 2020, from $2.21 billion at December 31, 2019.

Cash and Cash Equivalents. Cash and cash equivalents increased by $90.7 million to $117.2 million at June 30, 2020 from $86.5 million at December 31, 2019.

Investment Securities. The carrying value of total investment securities decreased by $41.6 million to $183.6 million at June 30, 2020, from $225.2 million at December 31, 2019. This decrease was largely the result of the aforementioned sale of $36.6 million of U.S. Treasury notes during the first half of 2020.

Loans. Net loans increased by $374.0 million, totaling $2.10 billion at June 30, 2020 compared to $1.72 billion at December 31, 2019. This increase was primarily the result of loans originated during the second quarter of 2020 under the PPP, offset by pay-downs of commercial lines with proceeds from these loans. This increase is also the result of loans acquired in the Timberwood acquisition.

Bank-Owned Life Insurance. At June 30, 2020, our investment in bank-owned life insurance was $31.0 million, an increase of $6.1 million from $24.9 million at December 31, 2019. This increase was primarily the result of bank-owned life insurance acquired in the Timberwood acquisition.

Deposits. Deposits increased $419.8 million, or 22.8%, to $2.26 billion at June 30, 2020 from $1.84 billion at December 31, 2019. This increase was primarily the result of proceeds of much of the loans originated under the PPP remaining in the depository accounts of the Company's customers, as well as a result of the deposits acquired in the Timberwood acquisition.

Borrowings. At June 30, 2020, borrowings consisted of advances from the FHLB of Chicago, as well as notes payable and subordinated debt to other banks. Total FHLB borrowings decreased to $25.0 million at June 30, 2020 from $39.8 million of FHLB borrowings at December 31, 2019. Notes payable to other banks totaled $0 at June 30, 2020 and $10.0 million at December 31, 2019. Subordinated debt owed to other banks totaled $18.5 million at June 30, 2020 and $18.6 million December 31, 2019.

Stockholders’ Equity. Total stockholders’ equity increased $45.9 million, or 19.9%, to $276.1 million at June 30, 2020, from $230.2 million at December 31, 2019.

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

Our loan portfolio is our most significant earning asset, comprising 79.6% and 78.6% of our total assets as of June 30, 2020 and December 31, 2019, respectively. Our strategy is to grow our loan portfolio by originating quality commercial and consumer loans that comply with our credit policies and that produce revenues consistent with our financial objectives. We believe our loan portfolio is well-balanced, which provides us with the opportunity to grow while monitoring our loan concentrations.

Loans increased $378.7 million, or 21.8%, to $2.12 billion as of June 30, 2020 as compared to $1.74 billion as of December 31, 2019. This increase during the first six months of 2020 has been comprised of an increase of $264.4 million or 87.4% in commercial and industrial loans, an increase of $123.4 million or 15.2% in commercial real estate loans, a decrease of $5.6 million or 4.2% in construction and development loans, an increase of $2.5 million or 0.6% in residential 1-4 family loans and a decrease of $6.0 million or 15.0% in consumer and other loans. The increase in loans was primarily due to the acquisition of Timberwood, which included $118.4 million in loan balances, as well as the origination of $278.1 million in PPP loans during the first six months of 2020, consisting of 1,826 individual loans with an average original balance of $152,327.

The following table presents the balance and associated percentage of each major category in our loan portfolio at June 30, 2020, December 31, 2019, and June 30, 2019:

	June 30,		December 31,		June 30,
	2020	% of Total	2019	% of Total	2019	% of Total

	(dollars in thousands)
Commercial & industrial
Commercial & industrial	$574,052	27%	$302,538	17%	$271,838	19%
Deferred costs net of unearned fees	(7,258)	0%	(158)	0%	(207)	0%
Total commercial & industrial	566,794	27%	302,380	17%	271,631	19%
Commercial real estate
Owner Occupied	525,908	25%	459,782	26%	415,451	29%
Non-owner occupied	410,931	19%	353,723	20%	255,072	18%
Deferred costs net of unearned fees	(329)	0%	(362)	0%	(428)	0%
Total commercial real estate	936,510	44%	813,143	46%	670,095	47%
Construction & Development
Construction & Development	126,653	6%	132,296	8%	73,522	5%
Deferred costs net of unearned fees	(81)	0%	(133)	0%	(106)	0%
Total construction & development	126,572	6%	132,163	8%	73,416	5%
Residential 1-4 family
Residential 1-4 family	451,070	22%	448,605	26%	370,261	26%
Deferred costs net of unearned fees	49	0%	25	0%	43	0%
Total residential 1-4 family	451,119	22%	448,630	26%	370,304	26%
Consumer
Consumer	28,532	1%	29,462	2%	28,138	2%
Deferred costs net of unearned fees	128	0%	124	0%	114	0%
Total consumer	28,660	1%	29,586	2%	28,252	2%
Other Loans
Other	5,365	0%	10,440	1%	5,493	0%
Deferred costs net of unearned fees	3	0%	1	0%	1	0%
Total other loans	5,368	0%	10,441	1%	5,494	0%
Total loans	$2,115,023	100%	$1,736,343	100%	$1,419,192	100%

Our directors and officers and their associates are customers of, and have other transactions with, the Bank in the normal course of business. All loans and commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than normal risk of collection or present other unfavorable features. At June 30, 2020 and December 31, 2019, total loans outstanding to such directors and officers and their associates were $63.2 million and $68.6 million, respectively. During the six months ended June 30, 2020, $11.0 million of additions and $16.3 million of repayments were made to these loans. At June 30, 2020 and December 31, 2019, all of the loans to directors and officers were performing according to their original terms.

Loan categories

The principal categories of our loan portfolio are discussed below:

Commercial and Industrial (C&I). Our C&I portfolio totaled $566.8 million and $302.4 million at June 30, 2020 and December 31, 2019, respectively, and represented 27% and 17% of our total loans at those dates.

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

Commercial Real Estate (CRE). Our CRE loan portfolio totaled $936.5 million and $813.1 million at June 30, 2020 and December 31, 2019, respectively, and represented 44% and 46% of our total loans at those dates.

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

Construction and Development (C&D). Our C&D loan portfolio totaled $126.6 million and $132.2 million at June 30, 2020 and December 31, 2019, respectively, and represented 6% and 8% of our total loans at those dates.

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

Residential 1 – 4 Family. Residential 1 – 4 family loans held in portfolio amounted to $451.1 million and $448.6 million at June 30, 2020 and December 31, 2019, respectively, and represented 22% and 26% of our total loans at those dates.

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

We were servicing mortgage loans sold to others without recourse of approximately $643.7 million at June 30, 2020 and $554.4 million at December 31, 2019.

Loans sold with the retention of servicing assets result in the capitalization of servicing rights. Loan servicing rights are included in other assets and are carried at fair value. The net balance of capitalized servicing rights amounted to $4.1 million and $4.3 million at June 30, 2020 and December 31, 2019, respectively.

Consumer Loans. Our consumer loan portfolio totaled $28.7 million and $29.6 million at June 30, 2020 and December 31, 2019, respectively, and represented 1% and 2% of our total loans at those dates. Consumer loans include secured and unsecured loans, lines of credit and personal installment loans.

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

Other Loans. Our other loans totaled $5.4 million and $10.4 million at June 30, 2020 and December 31, 2019, respectively, and are immaterial to the overall loan portfolio. The other loans category consists primarily of over-drafted depository accounts, loans utilized to purchase or carry securities and loans to nonprofit organizations.

Loan Portfolio Maturities. The following tables summarize the dollar amount of loans maturing in our portfolio based on their loan type and contractual terms to maturity at June 30, 2020 and December 31, 2019, respectively. The tables do not include any estimate of prepayments, which can significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One Year or	One to Five	Over Five
As of June 30, 2020	Less	Years	Years	Total

	(dollars in thousands)
Commercial & industrial	$79,257	$399,202	$88,335	$566,794
Commercial real estate	131,615	446,157	358,738	936,510
Construction & Development	26,983	19,053	80,536	126,572
Residential 1-4 family	22,435	67,938	360,746	451,119
Consumer and other	6,733	17,797	9,498	34,028
Total	$267,023	$950,147	$897,853	$2,115,023

	One Year or	One to Five	Over Five
As of December 31, 2019	Less	Years	Years	Total

	(dollars in thousands)
Commercial & industrial	$93,244	$120,816	$88,320	$302,380
Commercial real estate	120,010	421,789	271,344	813,143
Construction & Development	27,079	43,132	61,952	132,163
Residential 1-4 family	27,120	65,537	355,973	448,630
Consumer and other	10,825	20,438	8,764	40,027
Total	$278,278	$671,712	$786,353	$1,736,343

The following tables summarize the dollar amount of loans maturing in our portfolio based on whether the loan has a fixed or variable rate of interest and their contractual terms to maturity at June 30, 2020 and December 31, 2019, respectively. The tables do not include any estimate of prepayments, which can significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One Year or	One to Five	Over Five
As of June 30, 2020	Less	Years	Years	Total

	(dollars in thousands)
Predetermined interest rates	$158,124	$844,768	$441,825	$1,444,717
Floating or adjustable interest rates	108,899	105,379	456,028	670,306
Total	$267,023	$950,147	$897,853	$2,115,023

	One Year or	One to Five	Over Five
As of December 31, 2019	Less	Years	Years	Total

	(dollars in thousands)
Predetermined interest rates	$141,578	$574,071	$389,942	$1,105,591
Floating or adjustable interest rates	136,700	97,641	396,411	630,752
Total	$278,278	$671,712	$786,353	$1,736,343

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

Our nonperforming assets consist of nonperforming loans and foreclosed real estate. Nonperforming loans are those on which the accrual of interest has stopped, as well as loans that are contractually 90 days past due on which interest continues to accrue. The composition of our nonperforming assets is as follows:

	June 30,	December 31,	June 30,
	2020	2019	2019

	(dollars in thousands)
Nonaccruals	$23,037	$5,093	$13,611
Loans past due > 90 days, but still accruing	81	354	3,433
Total nonperforming loans	$23,118	$5,447	$17,044
Accruing troubled debt resructured loans	$1,206	$1,844	$176
Nonperforming loans as a percent of gross loans	1.09%	0.31%	1.20%
Nonperforming loans as a percent of total assets	0.87%	0.25%	0.94%

At June 30, 2020 and December 31, 2019, impaired loans had specific reserves of $2.7 million and $0.8 million, respectively.

Nonaccrual Loans

Loans are typically placed on nonaccrual status when any payment of principal and/or interest is 90 days or more past due, unless the collateral is sufficient to cover both principal and interest and the loan is in the process of collection. Loans are also placed on nonaccrual status when management believes, after considering economic and business conditions, that the principal or interest will not be collectible in the normal course of business. We monitor closely the performance of our loan portfolio. In addition to the monitoring and review of loan performance internally, we have also contracted with an independent organization to review our commercial and retail loan portfolios. The status of delinquent loans, as well as situations identified as potential problems, is reviewed on a regular basis by senior management. The increase in nonaccural loans during the first six months of 2020 was primarily due to negative impacts of the current economic environment on six large commercial customers.

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

As of June 30, 2020 and December 31, 2019 the Company had specific reserves of $0 and $80,000 for TDRs, respectively, and none of them have subsequently defaulted.

During the first half of 2020 the Bank has experienced an increase in customer requests for loan modifications and payment deferrals as a result of impacts of the COVID-19 pandemic. The Coronavirus Aid, Relief, and Economic Security (CARES) act, signed into law on March 27, 2020, allowed financial institutions the option to exempt loan modifications related to the COVID-19 pandemic that would otherwise be categorized as a TDR from consideration for TDR treatment. Modifications in the scope of the exemption include forbearance agreements, interest-rate modifications, repayment plan changes and any other similar arrangements that would delay payments of principal or interest. This relief is allowable on modifications on loans which were not more than 30 days past due as of December 31, 2019, and that occur after March 1, 2020, and before the earlier of 60 days after the date on which the national emergency related to the COVID-19 outbreak is terminated

Classified loans

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

Loans totaling $65.2 million were classified substandard under the Bank’s policy at June 30, 2020 and loans totaling $60.3 million were classified substandard under the Bank’s policy as of December 31, 2019. The following table sets forth information related to the credit quality of our loan portfolio at June 30, 2020 and December 31, 2019.

Loan type (in thousands)	Pass	Watch	Substandard	Total
As of June 30, 2020 (unaudited)
Commercial & industrial	$523,327	$35,038	$8,429	$566,794
Commercial real estate	773,971	108,551	53,988	936,510
Construction & Development	126,432	—	140	126,572
Residential 1-4 family	440,967	8,138	2,014	451,119
Consumer	28,614	14	32	28,660
Other loans	1,600	3,207	561	5,368
Total loans	$1,894,911	$154,948	$65,164	$2,115,023

Loan type (in thousands)	Pass	Watch	Substandard	Total
As of December 31, 2019
Commercial & industrial	$270,948	$19,074	$12,358	$302,380
Commercial real estate	693,642	72,610	46,891	813,143
Construction & Development	128,820	3,313	30	132,163
Residential 1-4 family	441,144	6,511	975	448,630
Consumer	29,517	37	32	29,586
Other loans	6,504	3,937	—	10,441
Total loans	$1,570,575	$105,482	$60,286	$1,736,343

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

The following table summarizes the changes in our ALL for the periods indicated:

	Six months ended	Year ended	Six months ended
	June 30,	December 31,	June 30,
	2020	2019	2019

	(dollars in thousands)
Period-end loans outstanding (net of unearned discount and deferred loan fees)	$2,115,023	$1,736,343	$1,419,192
Average loans outstanding (net of unearned discount and deferred loan fees)	$1,889,657	$1,565,261	$1,427,458
Balance of allowance for loan losses at the beginning of period	$11,396	$12,248	$12,248
Loans charged-off:
Commercial & industrial	8	1,229	594
Commercial real estate - owner occupied	101	4,994	659
Commercial real estate - non-owner occupied	—	62	54
Construction & Development	—	—	—
Residential 1-4 family	59	276	11
Consumer	—	76	11
Other Loans	9	41	8
Total loans charged-off	177	6,678	1,337
Recoveries of loans previously charged off:
Commercial & industrial	1	11	1
Commercial real estate - owner occupied	640	356	2
Commercial real estate - non-owner occupied	40	60	1
Construction & Development	—	—	—
Residential 1-4 family	37	130	122
Consumer	—	11	4
Other Loans	9	8	4
Total recoveries of loans previously charged off:	727	576	134
Net Loan charge-offs (recoveries)	(550)	6,102	1,203
Provision charged to operating expense	4,125	5,250	1,125
Balance at end of period	$16,071	$11,396	$12,170
Ratio of net charge offs (recoveries) during the year to average loans outstanding	(0.03)%	0.39%	0.17%
Ratio of allowance for loan losses to loans outstanding	0.76%	0.66%	0.86%

The level of charge-offs depends on many factors, including the national and regional economy. Cyclical lagging factors may result in charge-offs being higher than historical levels. Although the allowance is allocated between categories, the entire allowance is available to absorb losses attributable to all loan categories. Management believes that the current ALL is adequate.

The following table summarizes an allocation of the ALL and the related percentage of loans outstanding in each category for the periods below.

	June 30,		December 31,		June 30,
	2020		2019		2019
(in thousands, except %)	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans
Loan Type:
Commercial & industrial	$2,548	27%	$2,320	17%	$2,143	19%
Commercial real estate - owner occupied	6,031	25%	4,587	26%	5,473	29%
Commercial real estate - non-owner occupied	3,798	19%	1,578	20%	1,948	18%
Construction & Development	772	6%	548	8%	411	5%
Residential 1-4 family	2,705	22%	2,169	26%	2,027	26%
Consumer	160	1%	141	2%	139	2%
Other Loans	57	0%	53	1%	29	0%
Total allowance	$16,071	100%	$11,396	100%	$12,170	100%

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

Deposits. Our current deposit products include non-interest bearing and interest-bearing checking accounts, savings accounts, money market accounts, and certificate of deposits. As of June 30, 2020, deposit liabilities accounted for approximately 85.1% of our total liabilities and equity. We accept deposits primarily from customers in the communities in which our branches and offices are located, as well as from small businesses and other customers throughout our lending area. We rely on our competitive pricing and products, quality customer service, and convenient locations and hours to attract and retain deposits. Deposit rates and terms are based primarily on current business strategies, market interest rates, liquidity requirements and our deposit growth goals.

Total deposits were $2.26 billion and $1.84 billion as of June 30, 2020 and December 31, 2019, respectively. Noninterest-bearing deposits at June 30, 2020 and December 31, 2019, were $708.3 million and $476.5 million, respectively, while interest-bearing deposits were $1.55 billion and $1.37 billion at June 30, 2020 and December 31, 2019, respectively.

At June 30, 2020, we had a total of $405.1 million in certificates of deposit, including $20.6 million of brokered deposits. Based on historical experience and our current pricing strategy, we believe we will retain a majority of these accounts upon maturity, although our long-term strategy is to minimize reliance on certificates of deposits by increasing relationship deposits in lower earning savings and demand deposit accounts.

The following tables set forth the average balances of our deposits for the periods indicated:

	Six months ended			Year ended			Six months ended
	June 30, 2020			December 31, 2019			June 30, 2019
			Weighted			Weighted			Weighted
	Amount	Percent	average rate	Amount	Percent	average rate	Amount	Percent	average rate

	(dollars in thousands)
Noninterest-bearing demand deposits	$564,879	28.4%	N/A	$495,039	29.4%	N/A	$450,964	29.0%	N/A
Interest-bearing checking deposits	193,946	9.8%	0.55%	90,273	5.4%	1.98%	75,690	4.9%	2.44%
Savings deposits	324,795	16.3%	0.66%	261,977	15.6%	0.98%	235,155	15.1%	1.05%
Money market accounts	517,476	26.0%	0.74%	440,773	26.2%	1.11%	403,527	25.9%	1.15%
Certificates of deposit	368,417	18.5%	1.96%	380,117	22.6%	2.14%	373,556	24.0%	2.15%
Brokered deposits	17,056	0.9%	2.93%	16,387	1.0%	2.95%	17,247	1.1%	2.89%
Total	$1,986,569	100%		$1,684,566	100%		$1,556,139	100%

Certificates of deposit of $100,000 or greater by maturity are as follows:

	June 30,	December 31,	June 30,
	2020	2019	2019

	(dollars in thousands)
Less than 3 months remaining	$28,327	$34,306	$19,944
3 to 6 months remaining	27,435	23,201	20,503
6 to 12 months remaining	71,600	38,937	46,014
12 months or more remaining	53,877	80,151	91,221
Total	$181,239	$176,595	$177,682

Retail certificates of deposit of $100,000 or greater totaled $181.2 million and $176.6 million at June 30, 2020 and December 31, 2019, respectively. Interest expense on retail certificates of deposit of $100,000 or greater was $1.7 million for the six months ended March 31, 2020, and $3.5 million for the year ended December 31, 2019.

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated:

	June 30,	December 31,	June 30,
	2020	2019	2019

	(dollars in thousands)
Interest Rate:
Less than 1.00%	$53,821	$168	$852
1.00% to 1.99%	172,736	165,763	122,398
2.00% to 2.99%	147,204	190,164	212,328
3.00% to 3.99%	31,381	32,911	32,734
Total	$405,142	$389,006	$368,312

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

The following table summarizes securities sold under repurchase agreements, and the weighted average interest rates paid:

	Six months	Year ended	Six months
	ended	December 31,	ended
(dollars in thousands)	June 30, 2020	2019	June 30, 2019
Average daily amount of securities sold under repurchase agreements during the period	$45,633	$21,522	$25,178
Weighted average interest rate on average daily securities sold under repurchase agreements	0.47%	2.14%	2.38%
Maximum outstanding securities sold under repurchase agreements at any month-end	$79,718	$45,865	$42,338
Securities sold under repurchase agreements at period end	$57,442	$45,865	$20,034
Weighted average interest rate on securities sold under repurchase agreements at period end	0.03%	1.47%	2.30%

Borrowings

The Company’s borrowings have historically consisted primarily of FHLB of Chicago advances collateralized by a blanket pledge agreement on the Company’s FHLB capital stock and retail and commercial loans held in the Company’s portfolio. There were $25.0 million of advances outstanding from the FHLB at June 30, 2020, and $39.8 million as of December 31, 2019.

The total loans pledged as collateral were $807.0 million at June 30, 2020 and $815.2 million at December 31, 2019. Outstanding letters of credit from the FHLB totaled $6.6 million at March 31, 2020 and December 31, 2019.

The following table summarizes borrowings, which consist of borrowings from the FHLB, and the weighted average interest rates paid:

	Six months	Year ended	Six months
	ended	December 31,	ended
(dollars in thousands)	June 30, 2020	2019	June 30, 2019
Average daily amount of borrowings outstanding during the period	$46,573	$16,665	$—
Weighted average interest rate on average daily borrowing	1.64%	1.90%	NA
Maximum outstanding borrowings at any month-end	$58,800	$39,800	$—
Borrowing outstanding at period end	$24,988	$39,800	$—
Weighted average interest rate on borrowing at period end	1.29%	1.80%	NA

Lines of credit and other borrowings.

We maintained a $5.0 million line of credit with a commercial bank. There were no outstanding balances on this note as of June 30, 2020. At December 31, 2019, the Company had an outstanding balance of $5.0 million on this line. Borrowings under this note carried interest at a variable rate with a floor of 3.50%, and was due in full on May 25, 2021. Subsequent to June 30, 2020, on July 22, 2020, this agreement was terminated.

We also maintained a $5.0 million line of credit with another commercial bank. At December 31, 2019, the Company had an outstanding balance of $5.0 million on this line. This note was not renewed when it matured on May 19, 2020.

We maintain a $7.5 million line of credit with another commercial bank, which was entered into on May 15, 2020. There were no outstanding balances on this note at June 30, 2020. Any future borrowings will required monthly payments of interest at a variable rate, and will be due in full on May 15, 2021.

During September 2017, the Company entered into subordinated note agreements with three separate commercial banks, where the Company had up to twelve months from entering these agreements to borrow funds up to a maximum availability of $22.5 million. As of June 30, 2020 and December 31, 2019, outstanding balances under these agreements totaled $11.5 million. These notes were all issued with 10-year maturities, carry interest at a variable rate payable quarterly, are callable on or after the sixth anniversary of their issuance dates, and qualify for Tier 2 capital for regulatory purposes.

As part of the Partnership acquisition, the Company assumed a subordinated note agreement with an outstanding balance of $7.0 million, and a fair market value adjustment of $0.2 million ($49,000 and $61,000 at June 30, 2020 and December 31, 2019, respectively). The total amount outstanding was $7.0 million and $7.1 million at June 30, 2020 and December 31, 2019, respectively. The note matures on October 1, 2025, requires quarterly interest-only payments at a rate of 7.1% prior to maturity, and can be prepaid without penalty after October 1, 2020. This note qualifies for Tier 2 capital for regulatory purposes.

Subsequent to June 30, 2020, on July 22, 2020, the Company entered into subordinated note agreements with two separate commercial banks. The Company has through December 31, 2020, to borrow funds up to a maximum availability of $6.0 million under each agreement, or $12.0 million total. These notes were issued with 10-year maturities, will carry interest at a fixed rate of 5.0% through June 30, 2025, and at a variable rate thereafter, payable quarterly. These notes are callable on or after January 1, 2026 and qualify for Tier 2 capital for regulatory purposes.

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

Securities available for sale consist of obligations of states and political subdivision, mortgage-backed securities, and corporate notes. Securities classified as available for sale, which management has the intent and ability to hold for an indefinite period of time, but not necessarily to maturity, are carried at fair value, with unrealized gains and losses, net of related deferred income taxes, included in stockholders’ equity as a separate component of other comprehensive income. The fair value of securities available for sale totaled $174.1 million and included gross unrealized gains of $7.5 million and gross unrealized losses of $0 at June 30, 2020. At December, 31 2019, the fair value of securities available for sale totaled $181.5 million and included gross unrealized gains of $3.4 million and gross unrealized losses of $0.2 million.

Securities classified as held to maturity consist of U.S. Treasury securities and obligations of states and political subdivisions. These securities, which management has the intent and ability to hold to maturity, are reported at amortized cost. Securities held to maturity totaled $9.6 million and $43.7 million at June 30, 2020 and December 31, 2019, respectively.

The Company recognized a net gain on sale of available for sale securities of $0.1 million during the six-months ended June 30, 2020, The Company recognized a net gain of $3.1 million on sale of held to maturity securities during the six-months ended June 30, 2020. The Company recognized a net gain of $0.2 million on the sale of an investment previously classified as an “other investment” during the six-months ended June 30, 2019.

The following table sets forth the fair value of available for sale investment securities, the amortized costs of held to maturity and the percentage distribution at the dates indicated:

	June 30,		December 31,
	2020		2019
	Amount	Percent	Amount	Percent

	(dollars in thousands)
Available for sale securities, at estimated fair value
Obligations of U.S. Government sponsored agencies	$14,599	8%	$12,060	7%
Obligations of states and political subdivisions	75,226	43%	54,771	30%
Mortgage-backed securities	54,111	31%	51,720	28%
Corporate notes	27,512	16%	62,955	35%
Certificates of deposit	2,619	2%	—	0%
Total securities available for sale	174,067	100%	181,506	100%
Held to maturity securities, at amortized cost
U.S. Treasury securities	—	0%	33,527	77%
Obligations of states and political subdivisions	9,579	100%	10,207	23%
Total securities held to maturity	9,579	100%	43,734	100%
Total	$183,646		$225,240

The following tables set forth the composition and maturities of investment securities as of June 30, 2020 and December 31, 2019. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

			After One, But		After Five, But
			Within Five		Within Ten
	Within One Year		Years		Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield(1)	Cost	Yield(1)	Cost	Yield(1)	Cost	Yield(1)	Cost	Yield(1)

	(dollars in thousands)
At June 30, 2020
Available for sale securities
Obligations of U.S. Government sponsored agencies	$305	(0.4)%	$312	0.1%	$2,291	2.1%	$11,137	2.3%	$14,045	2.1%
Obligations of states and political subdivisions	831	3.3%	5,427	3.7%	8,858	3.2%	56,330	3.3%	71,446	3.3%
Mortgage-backed securities	1,706	2.2%	15,803	2.5%	19,531	2.8%	14,131	2.6%	51,171	2.6%
Corporate notes	11,913	2.9%	4,955	3.3%	—	0.0%	10,423	1.3%	27,291	2.3%
Certificates of deposit	745	2.0%	1,835	1.0%	—	—	—	—	2,580	1.3%
Total available for sale securities	$15,500	2.7%	$28,332	2.7%	$30,680	2.9%	$92,021	2.8%	$166,533	2.8%
Held to maturity securities
Obligations of states and political subdivisions	$751	1.8%	$3,524	2.6%	$2,395	2.9%	$2,909	3.8%	$9,579	2.9%
Total	$16,251	2.7%	$31,856	2.7%	$33,075	2.9%	$94,930	2.9%	$176,112	2.8%

			After One, But		After Five, But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield(1)	Cost	Yield(1)	Cost	Yield(1)	Cost	Yield(1)	Cost	Yield(1)

	(dollars in thousands)
At December 31, 2019
Available for sale securities
Obligations of U.S. Government sponsored agencies	$—	—	$—	—	$—	—	$12,218	2.3%	$12,218	2.3%
Obligations of states and political subdivisions	1,685	3.1%	6,524	3.5%	13,153	3.7%	31,231	3.7%	52,593	3.6%
Mortgage-backed securities	1,469	2.1%	18,395	2.5%	19,514	2.9%	11,392	2.8%	50,770	2.7%
Corporate notes	45,752	1.8%	16,815	3.0%	—	0.0%	228	8.3%	62,795	2.1%
Total available for sale securities	$48,906	1.9%	$41,734	2.8%	$32,667	3.2%	$55,069	3.2%	$178,376	2.8%
Held to maturity securities
U.S. Treasury securities	$3,508	2.3%	$12,501	2.6%	$17,517	2.4%	$—	—	$33,526	2.4%
Obligations of states and political subdivisions	628	1.6%	4,276	2.4%	2,395	2.9%	2,909	3.8%	10,208	2.9%
Total held to maturity securities	4,136	2.1%	16,777	2.5%	19,912	2.5%	2,909	3.8%	43,734	2.5%
Total	$53,042	1.9%	$58,511	2.8%	$52,579	2.9%	$57,978	3.2%	$222,110	2.7%
(1)	Weighted Average Yield is shown on a fully taxable equivalent basis using a federal tax rate of 21% at June 30, 2020 and December 31, 2019, respectively.

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

As of June 30, 2020, 7 debt securities had gross unrealized losses, with negligible aggregate depreciation from our amortized cost basis. The largest unrealized loss percentage of any single security was 0.49% (or $14,000) of its amortized cost. This was also the largest unrealized dollar loss of any security.

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

Capital Adequacy. Total stockholders’ equity was $276.1 million at June 30, 2020 compared to $230.2 million at December 31, 2019.

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

To be well-capitalized, the Bank must maintain at least the following capital ratios:

●	6.5% CET1 to risk-weighted assets;
●	8.0% Tier 1 capital to risk-weighted assets;
●	10.0% Total capital to risk-weighted assets; and
●	5.0% leverage ratio.

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

					Minimum
					Capital
					Required for
					Capital
					Adequacy Plus		Minimum To Be
					Capital		Well-
			Minimum		Conservation		Capitalized
			Capital		Buffer		Under
			Required for		Basel III Fully		Ptompt
			Capital		Phased		Corective Action
	Actual		Adequacy		In		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
At June 30, 2020
Bank First Corporation:
Total capital (to risk-weighted assets)	$243,784	11.6%	N/A	N/A	N/A	N/A	N/A	N/A
Tier I capital (to risk-weighted assets)	209,164	9.9%	N/A	N/A	N/A	N/A	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	209,164	9.9%	N/A	N/A	N/A	N/A	N/A	N/A
Tier I capital (to average assets)	209,164	8.5%	N/A	N/A	N/A	N/A	N/A	N/A
Bank First, N.A:
Total capital (to risk-weighted assets)	$240,638	11.4%	168,605	8.0%	221,294	10.5%	210,757	10.0%
Tier I capital (to risk-weighted assets)	224,567	10.7%	126,454	6.0%	179,143	8.5%	168,605	8.0%
Common equity tier I capital (to risk-weighted assets)	224,567	10.7%	94,840	4.5%	147,530	7.0%	136,992	6.5%
Tier I capital (to average assets)	224,567	9.2%	97,879	4.0%	97,879	4.0%	122,349	5.0%
At December 31, 2019
Bank First Corporation:
Total capital (to risk-weighted assets)	$208,900	10.4%	N/A	N/A	N/A	N/A	N/A	N/A
Tier I capital (to risk-weighted assets)	178,882	8.9%	N/A	N/A	N/A	N/A	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	178,882	8.9%	N/A	N/A	N/A	N/A	N/A	N/A
Tier I capital (to average assets)	178,882	8.5%	N/A	N/A	N/A	N/A	N/A	N/A
Bank First, N.A:
Total capital (to risk-weighted assets)	$215,347	10.7%	161,163	8.0%	211,527	10.5%	201,454	10.0%
Tier I capital (to risk-weighted assets)	203,951	10.1%	120,872	6.0%	171,236	8.5%	161,163	8.0%
Common equity tier I capital (to risk-weighted assets)	203,951	10.1%	90,654	4.5%	141,018	7.0%	130,945	6.5%
Tier I capital (to average assets)	203,951	9.7%	84,390	4.0%	84,390	4.0%	105,487	5.0%

As previously mentioned, the Company carried $18.5 million of subordinated debt as of June 30, 2020 and December 31, 2019, respectively, which is included in total capital for the Company in the tables above.

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

Off-Balance Sheet Arrangements. Our significant off-balance-sheet arrangements consist of the following:

●	Unused lines of credit

●	Standby and direct pay letters of credit
●	Credit card arrangements

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

Loan commitments and standby and direct pay letters of credit do not necessarily represent our future cash requirements because while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. Our off-balance sheet arrangements at the dates indicated were as follows:

	Amounts of Commitments Expiring - By Period as of June 30, 2020
		Less Than	One to Three	Three to Five	After Five
Other Commitments	Total	One Year	Years	Years	Years

	(dollars in thousands)
Unused lines of credit	$445,074	$240,479	$60,359	$30,266	$113,970
Standby and direct pay letters of credit	7,501	5,088	1,643	770	—
Credit card arrangements	9,719	—	—	—	9,719
Total commitments	$462,294	$245,567	$62,002	$31,036	$123,689

	Amounts of Commitments Expiring - By Period as of December 31, 2019
		Less Than	One to Three	Three to Five	After Five
Other Commitments	Total	One Year	Years	Years	Years

	(dollars in thousands)
Unused lines of credit	$383,209	$194,890	$47,214	$28,215	$112,890
Standby and direct pay letters of credit	17,121	5,354	5,050	5,426	1,291
Credit card arrangements	11,148	—	—	—	11,148
Total commitments	$411,478	$200,244	$52,264	$33,641	$125,329

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

As of June 30, 2020:

Change in Interest Rates (in	Percentage Change in
Basis Points)	Net Interst Income
+400	8.2%
+300	7.5%
+200	6.7%
+100	4.1%
(100)	(3.5)%

As of December 31, 2019:

Change in Interest Rates (in	Percentage Change in
Basis Points)	Net Interst Income
+400	(0.6)%
+300	(0.4)%
+200	(0.2)%
+100	0.0%
(100)	(1.1)%

Economic Value of Equity Analysis. We also analyze the sensitivity of the Company’s financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between estimated changes in the present value of the Company’s assets and estimated changes in the present value of the Company’s liabilities assuming various changes in current interest rates. The Company’s economic value of equity analysis as of June 30, 2020 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Company would experience a 15.26% increase in the economic value of equity. At the same date, our analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, the Company would experience a 1.43% decrease in the economic value of equity. The estimates of changes in the economic value of our equity require us to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on the economic value of our equity. Although our economic value of equity analysis provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of our equity and will differ from actual results.

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

Changes in Internal Control Over Financial Reporting

No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

We are a party to various litigation in the normal course of business. Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on our financial position, results of operations or liquidity.

ITEM 1A.     RISK FACTORS

Additional information regarding risk factors appears in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements” of this Form 10-Q and in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes during the quarterly period ended June 30, 2020 to the risk factors previously disclosed in the Company’s Annual Report.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)None.
(b)None.
(c)None.

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

BANK FIRST CORPORATION

DATE:	August 7, 2020	BY:	/s/Kevin M. LeMahieu
Kevin M. LeMahieu
Chief Financial Officer
(Principal Financial and Accounting Officer)