Form 10-Q
period 2020-09-30
Bank First Corp
filed 2020-11-06
CIK 1746109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of November 6, 2020 was 7,730,071 shares.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS:

BANK FIRST CORPORATION

Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2020	December 31, 2019
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$32,485	$33,817
Interest-bearing deposits	1,854	19,242
Federal funds sold	46,413	33,393
Cash and cash equivalents	80,752	86,452
Securities held to maturity, at amortized cost ($6,691 and $44,803 fair value at September 30, 2020 and December 31, 2019, respectively)	6,670	43,734
Securities available for sale, at fair value	173,334	181,506
Loans held for sale	659	587
Loans, net	2,176,910	1,724,947
Premises and equipment, net	41,186	35,286
Goodwill	55,022	43,456
Other investments	8,896	4,933
Cash value of life insurance	31,197	24,945
Identifiable intangible assets, net	10,088	9,666
Other real estate owned ("OREO")	3,264	6,888
Investment in minority-owned subsidiaries	42,436	40,287
Other assets	8,833	7,481
TOTAL ASSETS	$2,639,247	$2,210,168
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Interest-bearing deposits	$1,582,831	$1,366,846
Noninterest-bearing deposits	688,209	476,465
Total deposits	2,271,040	1,843,311
Securities sold under repurchase agreements	23,894	45,865
Notes payable	25,145	49,790
Subordinated notes	20,512	18,622
Other liabilities	12,552	22,369
Total liabilities	2,353,143	1,979,957
Stockholders’ equity:
Serial preferred stock - $0.01 par value
Authorized - 5,000,000 shares	—	—
Common stock - $0.01 par value
Authorized - 20,000,000 shares
Issued - 8,478,383 and 7,902,742 shares as of September 30, 2020 and December 31, 2019, respectively
Outstanding - 7,729,762 and 7,084,728 shares as of September 30, 2020 and December 31, 2019, respectively	85	79
Additional paid-in capital	92,560	63,085
Retained earnings	211,486	189,494
Treasury stock, at cost - 748,621 and 818,014 shares as of September 30, 2020 and December 31, 2019, respectively	(23,963)	(24,941)
Accumulated other comprehensive income	5,936	2,494
Total stockholders’ equity	286,104	230,211
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,639,247	$2,210,168

See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statements of Income

(In thousands, except per share data) (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Interest income:
Loans, including fees	$24,719	$23,897	$69,648	$60,629
Securities:
Taxable	688	865	2,393	2,300
Tax-exempt	493	413	1,403	1,253
Other	28	314	162	1,188
Total interest income	25,928	25,489	73,606	65,370
Interest expense:
Deposits	2,721	4,735	10,043	13,402
Securities sold under repurchase agreements	4	85	110	383
Borrowed funds	278	356	1,089	698
Total interest expense	3,003	5,176	11,242	14,483
Net interest income	22,925	20,313	62,364	50,887
Provision for loan losses	1,350	3,000	5,475	4,125
Net interest income after provision for loan losses	21,575	17,313	56,889	46,762
Noninterest income:
Service charges	1,343	918	3,417	2,396
Income from Ansay and Associates, LLC ("Ansay")	970	319	2,571	1,737
Income from UFS, LLC ("UFS")	720	768	2,467	2,093
Loan servicing income	538	374	1,226	841
Net gain on sales of mortgage loans	1,304	533	3,096	774
Net gain on sales of securities	—	—	3,233	23
Net gain on sale of other investments	—	—	—	234
Noninterest income from strategic alliances	16	26	49	74
Other	224	207	717	1,249
Total noninterest income	5,115	3,145	16,776	9,421
Noninterest expense:
Salaries, commissions, and employee benefits	6,609	6,272	19,669	16,985
Occupancy	1,171	1,076	3,367	2,757
Data processing	1,463	1,158	3,996	3,031
Postage, stationery, and supplies	219	135	668	450
Net (gain) loss on sales and valuations of OREO	(32)	(10)	1,411	(109)
Advertising	41	53	165	180
Charitable contributions	110	225	360	497
Outside service fees	888	1,171	3,083	2,837
Amortization of intangibles	418	374	1,114	696
Penalty for early extinguishment of debt	—	—	1,323	—
Other	1,315	1,633	4,225	4,254
Total noninterest expense	12,202	12,087	39,381	31,578
Income before provision for income taxes	14,488	8,371	34,284	24,605
Provision for income taxes	3,534	1,712	7,768	5,370
Net Income	$10,954	$6,659	$26,516	$19,235
Earnings per share - basic	$1.42	$0.95	$3.57	$2.86
Earnings per share - diluted	$1.42	$0.93	$3.56	$2.83
Dividends per share	$0.20	$0.20	$0.60	$0.60

See accompanying notes to unaudited consolidated financial statements

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statements of Comprehensive Income

(In thousands) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Net Income	$10,954	$6,659	$26,516	$19,235
Other comprehensive income:
Unrealized gains (losses) on available for sale securities:
Unrealized holding gains arising during period	593	925	8,230	5,244
Amortization of unrealized holding gains on securities transferred from available for sale to held to maturity	—	(11)	(102)	(34)
Reclassification adjustment for gains included in net income	—	—	(3,233)	(23)
Income tax expense	(160)	(192)	(1,453)	(1,089)
Total other comprehensive income	433	722	3,442	4,098
Comprehensive income	$11,387	$7,381	$29,958	$23,333

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statement of Stockholders’ Equity

(In thousands, except share and per share data) (Unaudited)

						Accumulated
	Serial		Additional			Other	Total
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive	Stockholders'
	Stock	Stock	Capital	Earnings	Stock	Income (loss)	Equity

	(In Thousands, except share and per share amounts)

Balance at January 1, 2019	$—	$74	$27,601	$168,363	$(21,349)	$(366)	$174,323
Net income	—	—	—	6,587	—	—	6,587
Other comprehensive income	—	—	—	—	—	1,853	1,853
Purchase of treasury stock	—	—	—	—	(2,489)	—	(2,489)
Issuance of treasury stock as deferred compensation payout	—	—	14	—	43	—	57
Cash dividends ($0.20 per share)	—	—	—	(1,306)	—	—	(1,306)
Amortization of stock-based compensation	—	—	152	—	—	—	152
Vesting of restricted stock awards	—	—	(462)	—	462	—	—

Balance at March 31, 2019	—	74	27,305	173,644	(23,333)	1,487	179,177
Net income	—	—	—	5,989	—	—	5,989
Other comprehensive income	—	—	—	—	—	1,522	1,522
Purchase of treasury stock	—	—	—	—	(161)	—	(161)
Issuance of treasury stock as deferred compensation payout	—	—	12	—	45	—	57
Cash dividends ($0.20 per share)	—	—	—	(1,319)	—	—	(1,319)
Amortization of stock-based compensation	—	—	182	—	—	—	182
Vesting of restricted stock awards	—	—	(63)	—	63	—	—

Balance at June 30, 2019	—	74	27,436	178,314	(23,386)	3,009	185,447
Net income	—	—	—	6,659	—	—	6,659
Other comprehensive income	—	—	—	—	—	722	722
Purchase of treasury stock	—	—	—	—	(1,555)	—	(1,555)
Cash dividends ($0.20 per share)	—	—	—	(1,422)	—	—	(1,422)
Amortization of stock-based compensation	—	—	177	—	—	—	177
Shares issued in the acquisition of Partnership Community Bancshares, Inc (534,659 shares)	—	5	35,298	—	—	—	35,303

Balance at September 30, 2019	$—	$79	$62,911	$183,551	$(24,941)	$3,731	$225,331

Balance at January 1, 2020	$—	$79	$63,085	$189,494	$(24,941)	$2,494	$230,211
Net income	—	—	—	7,266	—	—	7,266
Other comprehensive income	—	—	—	—	—	1,021	1,021
Purchase of treasury stock	—	—	—	—	(2,968)	—	(2,968)
Issuance of treasury stock as deferred compensation payout	—	—	—	—	3,368	—	3,368
Cash dividends ($0.20 per share)	—	—	—	(1,431)	—	—	(1,431)
Amortization of stock-based compensation	—	—	215	—	—	—	215
Vesting of restricted stock awards	—	—	(628)	—	628	—	—

Balance at March 31, 2020	—	79	62,672	195,329	(23,913)	3,515	237,682
Net income	—	—	—	8,296	—	—	8,296
Other comprehensive income	—	—	—	—	—	1,988	1,988
Cash dividends ($0.20 per share)	—	—	—	(1,543)	—	—	(1,543)
Amortization of stock-based compensation	—	—	296	—	—	—	296
Vesting of restricted stock awards	—	—	(66)	—	66	—	—
Shares issued in the acquisition of Tomah Bancshares, Inc. (575,641 shares)	—	6	29,375	—	—	—	29,381

Balance at June 30, 2020	—	85	92,277	202,082	(23,847)	5,503	276,100
Net income	—	—	—	10,954	—	—	10,954
Other comprehensive income	—	—	—	—	—	433	433
Purchase of treasury stock	—	—	—	—	(116)	—	(116)
Cash dividends ($0.20 per share)	—	—	—	(1,550)	—	—	(1,550)
Amortization of stock-based compensation	—	—	283	—	—	—	283

Balance at September 30, 2020	$—	$85	$92,560	$211,486	$(23,963)	$5,936	$286,104

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2020	2019

Cash flows from operating activities:
Net income	$26,516	$19,235
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,475	4,125
Depreciation and amortization of premises and equipment	1,116	842
Amortization of intangibles	1,114	696
Net amortization of securities	505	286
Amortization of stock-based compensation	794	511
Accretion of purchase accounting valuations	(4,338)	(5,303)
Net change in deferred loan fees and costs	5,258	(197)
Change in fair value of mortgage servicing rights ("MSR") and other investments	1,468	(179)
Loss from sale and disposal of premises and equipment	—	23
Loss (gain) on sale of OREO and valuation allowance	1,411	(109)
Proceeds from sales of mortgage loans	149,229	45,951
Originations of mortgage loans held for sale	(147,185)	(47,661)
Gain on sales of mortgage loans	(3,096)	(774)
Realized gain on sale of securities	(3,233)	(23)
Realized gain on sale of other investments	—	(234)
Undistributed income of UFS joint venture	(2,467)	(2,093)
Undistributed income of Ansay joint venture	(2,571)	(1,737)
Net earnings on life insurance	(544)	(467)
Increase in other assets	(1,715)	(2,085)
Decrease in other liabilities	(5,416)	(1,667)
Net cash provided by operating activities	22,321	9,140
Cash flows from investing activities, net of effects of business combination:
Activity in securities available for sale and held to maturity:
Sales	59,697	748
Maturities, prepayments, and calls	65,655	9,742
Purchases	(28,764)	(8,823)
Net increase in loans	(348,814)	(15,876)
Dividends received from UFS	1,797	1,366
Dividends received from Ansay	1,119	958
Proceeds from sale of OREO	4,085	1,092
Proceeds from sale of other investments	—	984
Net purchases of Federal Home Loan Bank ("FHLB") stock	(640)	(65)
Net purchases of Federal Reserve Bank ("FRB") stock	(2,760)	—
Proceeds from sale of premises and equipment	25	—
Purchases of premises and equipment	(5,518)	(3,847)
Net cash received (used) in business combination	35,296	(9,771)
Net cash used in investing activities	(218,822)	(23,492)

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statements of Cash Flows (Continued)

(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2020	2019

Cash flows from financing activities, net of effects of business combination:
Net increase in deposits	$256,947	$12,550
Net decrease in securities sold under repurchase agreements	(22,788)	(19,288)
Proceeds from advances of notes payable	87,000	44,000
Repayment of notes payable	(124,750)	(4,000)
Proceeds from issuance of subordinated debt	2,000	—
Dividends paid	(4,524)	(4,047)
Repurchase of common stock	(3,084)	(4,205)
Net cash provided by financing activities	190,801	25,010
Net (decrease) increase in cash and cash equivalents	(5,700)	10,658
Cash and cash equivalents at beginning of period	86,452	107,743
Cash and cash equivalents at end of period	$80,752	$118,401

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$11,712	$14,177
Income taxes	5,050	5,177
Supplemental schedule of noncash activities:
Loans transferred to OREO	1,892	4,260
MSR resulting from sale of loans	980	443
Amortization of unrealized holding gains on securities transferred from available for sale to held to maturity recognized in other comprehensive income, net of tax	(81)	(27)
Change in unrealized gains and losses on investment securities available for sale, net of tax	3,523	4,125
Payment of deferred compensation through issuance of treasury stock	3,368	114

Acquisitions:
Fair value of assets acquired	$209,918	$307,768
Fair value of liabilities assumed	191,701	286,612
Net assets acquired	$18,217	$21,156

Common stock issued in acquisition	29,381	35,304

See accompanying notes to consolidated financial statements.

BANK FIRST CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

NOTE 1 – BASIS OF PRESENTATION

Bank First Corporation (the “Company”) provides a variety of financial services to individual and corporate customers through its wholly-owned subsidiary, Bank First, N.A. (the “Bank”). The Bank operates as a full-service financial institution with a primary market area including, but not limited to, the counties in which the Bank’s branches are located. The Bank has twenty-four locations located in Manitowoc, Outagamie, Brown, Winnebago, Sheboygan, Waupaca, Ozaukee, Monroe, Jefferson and Barron counties in Wisconsin. On September 18, 2020, the Company announced its intention to sell its branch in Chetek, Wisconsin, in a transaction expected to close during the fourth quarter of 2020. This event will reduce the Bank's branch count by one and will remove Barron County from the list of counties in which the Bank has a presence. The Company and Bank are subject to the regulations of certain federal agencies and undergo periodic examinations by those regulatory authorities.

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

Pursuant to the terms of the Merger Agreement, Partnership shareholders had the option to receive either 0.34879 shares of the Company’s common stock or $17.3001 in cash for each outstanding share of Partnership common stock, and cash in lieu of any remaining fractional share. The stock versus cash elections by the Partnership shareholders were subject to final consideration being made up of approximately $14.3 million in cash and 534,659 shares of Company common stock, valued at approximately $35.3 million (based on a value of $66.03 per share on the closing date).

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

The fair value of the assets acquired and liabilities assumed on May 15, 2020 was as follows:

	As Recorded by	Fair Value	As Recorded by
	Timberwood	Adjustments	the Company
Cash, cash equivelants and securities	$79,614	$(656)	$78,958
Other investments	533		533
Loans	117,343	1,068	118,411
Premises and equipment, net	2,538	(1,006)	1,532
Core deposit intangible	—	1,697	1,697
Other assets	11,392	(2,605)	8,787
Total assets acquired	$211,420	$(1,502)	$209,918

Deposits	$170,362	$742	$171,104
Subordinated debt	6,500		6,500
Other borrowings	12,938	210	13,148
Other liabilities	1,923	(974)	949
Total liabilities assumed	$191,723	$(22)	$191,701

Excess of assets acquired over liabilties assumed	$19,697	$(1,480)	$18,217
Less: purchase price			29,812
Goodwill (originally recorded)			11,595
Refinement to fair value estimates			(29)
Goodwill (after refinement)			$11,566

NOTE 3 – EARNINGS PER SHARE

The two-class method is used in the calculation of basic and diluted earnings per share. Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. There were no anti-dilutive stock options for the three and nine months ended September 30, 2020 or 2019.

The following table presents the factors used in the earnings per share computations for the period indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic
Net income available to common shareholders	$10,954	$6,659	$26,516	$19,235
Less: Earnings allocated to participating securities	(82)	(48)	(202)	(148)
Net income allocated to common shareholders	$10,872	$6,611	$26,314	$19,087

Weighted average common shares outstanding including participating securities	7,731,670	7,036,807	7,424,257	6,731,089
Less: Participating securities (1)	(58,098)	(51,040)	(56,464)	(51,608)
Average shares	7,673,572	6,985,767	7,367,793	6,679,481

Basic earnings per common shares	$1.42	$0.95	$3.57	$2.86

Diluted
Net income available to common shareholders	$10,954	$6,659	$26,516	$19,235

Weighted average common shares outstanding for basic earnings per common share	7,673,572	6,985,767	7,367,793	6,679,481
Add: Dilutive effects of stock based compensation awards	17,754	121,988	44,880	99,564
Average shares and dilutive potential common shares	7,691,326	7,107,755	7,412,673	6,779,045
Diluted earnings per common share	$1.42	$0.93	$3.56	$2.83

(1)	Participating securities are restricted stock awards whereby the stock certificates have been issued, are included in outstanding shares, receive dividends and can be voted, but have not vested.

NOTE 4 – SECURITIES

The Company’s securities available for sale as of September 30, 2020 and December 31, 2019 is summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
September 30, 2020
Obligations of U.S. Government sponsored agencies	$18,283	$595	$(59)	$18,819
Obligations of states and political subdivisions	69,414	4,104	(1)	73,517
Mortgage-backed securities	47,864	2,940	—	50,804
Corporate notes	27,325	507	—	27,832
Certificates of deposit	2,320	42	—	2,362
Total available for sale securities	$165,206	$8,188	$(60)	$173,334

December 31, 2019
Obligations of U.S. Government sponsored agencies	$12,218	$—	$(158)	$12,060
Obligations of states and political subdivisions	52,594	2,197	(20)	54,771
Mortgage-backed securities	50,770	988	(38)	51,720
Corporate notes	62,794	172	(11)	62,955
Total available for sale securities	$178,376	$3,357	$(227)	$181,506

The Company’s securities held to maturity as of September 30, 2020 and December 31, 2019 is summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
September 30, 2020
Obligations of states and political subdivisions	$6,670	$21	$—	$6,691
December 31, 2019
U.S. Treasury securities	$33,527	$1,076	$(22)	$34,581
Obligations of states and political subdivisions	10,207	15	—	10,222
Total held to maturity securities	$43,734	$1,091	$(22)	$44,803

The following table shows the fair value and gross unrealized losses of securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		Greater Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

September 30, 2020 - Available for Sale
Obligations of U.S. Government sponsored agencies	$5,639	$(59)	$—	$—	$5,639	$(59)
Obligations of states and political subdivisions	354	(1)	—	—	354	(1)
Totals	$5,993	$(60)	$—	$—	$5,993	$(60)
December 31, 2019 - Available for Sale
Obligations of U.S. Government sponsored agencies	$12,059	$(158)	$—	$—	$12,059	$(158)
Obligations of states and political subdivisions	5,636	(19)	999	(1)	6,635	(20)
Mortgage-backed securities	4,038	(26)	2,187	(12)	6,225	(38)
Corporate notes	3,925	(11)	—	—	3,925	(11)
Totals	$25,658	$(214)	$3,186	$(13)	$28,844	$(227)
December 31, 2019 - Held to Maturity
U.S. Treasury securities	$2,958	$(22)	$—	$—	$2,958	$(22)

As of September 30, 2020, the Company does not consider its securities with unrealized losses to be other-than-temporarily impaired, as the unrealized losses in each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. The Company has the intent and ability to hold its securities to maturity or until par is recovered. There were no other-than-temporary impairments charged to earnings during the nine months ended September 30, 2020 or 2019.

The following is a summary of amortized cost and estimated fair value of securities by contractual maturity as of September 30, 2020. Contractual maturities will differ from expected maturities for mortgage-backed securities because borrowers may have the right to call or prepay obligations without penalties.

	Available for Sale		Held to Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$12,735	$12,834	$751	$751
Due after one year through 5 years	12,500	13,308	3,524	3,545
Due after 5 years through ten years	11,014	11,569	2,395	2,395
Due after 10 years	81,093	84,819	—	—
Subtotal	117,342	122,530	6,670	6,691
Mortgage-backed securities	47,864	50,804	—	—
Total	$165,206	$173,334	$6,670	$6,691

The following is a summary of the proceeds from sales of securities available for sale and held to maturity, as well as gross gains and losses for the nine months ended September 30, 2020 and 2019.

	Nine months eneded September 30,
	2020	2019
Proceeds from sales of securities	$59,697	$748
Gross gains on sales	3,284	23
Gross losses on sales	(51)	—

NOTE 5 – LOANS, ALLOWANCE FOR LOAN LOSSES, AND CREDIT QUALITY

The following table presents total loans by portfolio segment and class of loan as of September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
Commercial/industrial	$547,750	$302,538
Commercial real estate - owner occupied	530,476	459,782
Commercial real estate - non-owner occupied	426,463	353,723
Construction and development	150,139	132,296
Residential 1‑4 family	488,925	448,605
Consumer	29,684	29,462
Other	25,552	10,440
Subtotals	2,198,989	1,736,846
ALL	(16,318)	(11,396)
Loans, net of ALL	2,182,671	1,725,450
Deferred loan fees and costs	(5,761)	(503)
Loans, net	$2,176,910	$1,724,947

The ALL by loan type as of September 30, 2020 and 2019 is summarized as follows:

		Commercial	Commercial
		Real Estate -	Real Estate -	Construction
	Commercial /	Owner	Non - Owner	and	Residential
	Industrial	Occupied	Occupied	Development	1-4 Family	Consumer	Other	Total
ALL - January 1, 2020	$2,320	$4,587	$1,578	$548	$2,169	$141	$53	$11,396
Charge-offs	(631)	(773)	—	—	(63)	(33)	(19)	(1,519)
Recoveries	2	873	40	—	40	—	11	966
Provision	138	995	2,276	474	1,259	86	247	5,475
ALL - September 30, 2020	1,829	5,682	3,894	1,022	3,405	194	292	16,318

ALL ending balance individually evaluated for impairment	14	483	1,098	—	—	—	—	1,595

ALL ending balance collectively evaluated for impairment	$1,815	$5,199	$2,796	$1,022	$3,405	$194	$292	$14,723

Loans outstanding - September 30, 2020	$547,750	$530,476	$426,463	$150,139	$488,925	$29,684	$25,552	$2,198,989
Loans ending balance individually evaluated for impairment	533	7,334	7,904	—	—	—	—	15,771

Loans ending balance collectively evaluated for impairment	$547,217	$523,142	$418,559	$150,139	$488,925	$29,684	$25,552	$2,183,218

		Commercial	Commercial
		Real Estate -	Real Estate -	Construction
	Commercial /	Owner	Non - Owner	and	Residential
	Industrial	Occupied	Occupied	Development	1-4 Family	Consumer	Other	Total
ALL - January 1, 2019	$3,021	$3,750	$2,100	$725	$2,472	$148	$32	$12,248
Charge-offs	(1,229)	(4,974)	(55)	—	(83)	(75)	(29)	(6,445)
Recoveries	3	4	60	—	126	4	6	203
Provision	507	4,360	(186)	(221)	(423)	70	18	4,125
ALL - September 30, 2019	2,302	3,140	1,919	504	2,092	147	27	10,131

ALL ending balance individually evaluated for impairment	—	—	—	—	—	—	—	—

ALL ending balance collectively evaluated for impairment	$2,302	$3,140	$1,919	$504	$2,092	$147	$27	$10,131
Loans outstanding -
September 30, 2019	$310,536	$467,030	$337,558	$118,055	$443,906	$31,665	$5,985	$1,714,735

Loans ending balance individually evaluated for impairment	—	—	—	—	—	—	—	—

Loans ending balance collectively evaluated for impairment	$310,536	$467,030	$337,558	$118,055	$443,906	$31,665	$5,985	$1,714,735

The Company’s past due loans as of September 30, 2020 is summarized as follows:

		90 Days
	30-89 Days	or more
	Past Due	Past Due
	Accruing	and Accruing	Non-Accrual	Total
Commercial/industrial	$4	$—	$599	$603
Commercial real estate - owner occupied	121	—	8,690	8,811
Commercial real estate - non-owner occupied	—	—	7,427	7,427
Construction and development	29	—	—	29
Residential 1‑4 family	318	72	1,092	1,482
Consumer	34	3	—	37
Other	—	—	—	—
	$506	$75	$17,808	$18,389

The Company’s past due loans as of December 31, 2019 is summarized as follows:

		90 Days
	30-89 Days	or more
	Past Due	Past Due
	Accruing	and Accruing	Non-Accrual	Total
Commercial/industrial	$235	$—	$1,923	$2,158
Commercial real estate - owner occupied	1,124	—	2,513	3,637
Commercial real estate - non-owner occupied	—	—	75	75
Construction and development	768	11	—	779
Residential 1‑4 family	805	307	550	1,662
Consumer	70	36	32	138
Other	—	—	—	—
	$3,002	$354	$5,093	$8,449

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

The breakdown of loans by risk rating as of September 30, 2020 is as follows:

	Pass (1-5)	6	7	8	Total
Commercial/industrial	$543,008	$668	$4,074	$—	$547,750
Commercial real estate - owner occupied	496,026	4,467	29,983	—	530,476
Commercial real estate - non-owner occupied	415,970	—	10,493	—	426,463
Construction and development	149,999	—	140	—	150,139
Residential 1‑4 family	486,462	604	1,859	—	488,925
Consumer	29,684	—	—	—	29,684
Other	25,552	—	—	—	25,552
	$2,146,701	$5,739	$46,549	$—	$2,198,989

The breakdown of loans by risk rating as of December 31, 2019 is as follows:

	Pass (1-5)	6	7	8	Total
Commercial/industrial	$290,180	$5,329	$7,029	$—	$302,538
Commercial real estate - owner occupied	422,336	5,603	31,843	—	459,782
Commercial real estate - non-owner occupied	344,278	8,774	671	—	353,723
Construction and development	132,266	—	30	—	132,296
Residential 1‑4 family	447,630	256	719	—	448,605
Consumer	29,430	—	32	—	29,462
Other	10,440	—	—	—	10,440
	$1,676,560	$19,962	$40,324	$—	$1,736,846

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

A summary of impaired loans individually evaluated as of September 30, 2020 is as follows:

		Commercial	Commercial
		Real Estate -	Real Estate -	Construction
	Commercial /	Owner	Non - Owner	and	Residential
	Industrial	Occupied	Occupied	Development	1-4 Family	Consumer	Other	Unallocated	Total
With an allowance recorded:
Recorded investment	$595	$3,625	$7,892	$—	$—	$—	$—	$—	$12,112
Unpaid principal balance	595	3,625	7,892	—	—	—	—	—	12,112
Related allowance	14	483	1,098	—	—	—	—	—	1,595
With no related allowance recorded:
Recorded investment	$—	$4,045	$—	$—	$—	$—	$—	$—	$4,045
Unpaid principal balance	—	4,052	—	—	—	—	—	—	4,052
Related allowance	—	—	—	—	—	—	—	—	—
Total:
Recorded investment	$595	$7,670	$7,892	$—	$—	$—	$—	$—	$16,157
Unpaid principal balance	595	7,677	7,892	—	—	—	—	—	16,164
Related allowance	14	483	1,098	—	—	—	—	—	1,595
Average recorded investment	$1,237	$5,784	$	$—	$—	$—	$—	$—	$10,967

A summary of impaired loans individually evaluated as of December 31, 2019 is as follows:

		Commercial	Commercial
		Real Estate -	Real Estate -	Construction
	Commercial /	Owner	Non - Owner	and	Residential
	Industrial	Occupied	Occupied	Development	1‑4 Family	Consumer	Other	Total
With an allowance recorded:
Recorded investment	$1,878	$960	$—	$—	$—	$—	$—	$2,838
Unpaid principal balance	1,878	960	—	—	—	—	—	2,838
Related allowance	760	80	—	—	—	—	—	840
With no related allowance recorded:
Recorded investment	$—	$2,938	$—	$—	$—	$—	$—	$2,938
Unpaid principal balance	—	2,938	—	—	—	—	—	2,938
Related allowance	—	—	—	—	—	—	—	—
Total:
Recorded investment	$1,878	$3,898	$—	$—	$—	$—	$—	$5,776
Unpaid principal balance	1,878	3,898	—	—	—	—	—	5,776
Related allowance	760	80	—	—	—	—	—	840
Average recorded investment	$3,773	$5,847	$—	$—	$351	$—	$—	$9,971

Interest recognized while these loans were impaired is considered immaterial to the consolidated financial statements for the nine months ended September 30, 2020 and 2019.

The following table presents loans acquired with deteriorated credit quality as of September 30, 2020 and December 31, 2019. No loans in this table had a related allowance at either date, and therefore, the below disclosures were not expanded to include loans with and without a related allowance.

	September 30, 2020		December 31, 2019
	Recorded	Unpaid Principal	Recorded	Unpaid Principal
	Investment	Balance	Investment	Balance
Commercial & Industrial	$1,191	$1,365	$191	$212
Commercial real estate - owner occupied	3,986	4,847	518	785
Commercial real estate - non-owner occupied	1,241	1,405	—	—
Construction and development	95	106	213	237
Residential 1‑4 family	881	1,182	901	1,031
Consumer	—	—	—	—
Other	—	—	—	—
	$7,394	$8,905	$1,823	$2,265

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

The following table represents the change in the accretable and non-accretable components of discounts on loans acquired with deteriorated credit quality for the nine months ended September 30, 2020, and year ended December 31, 2019:

	September 30, 2020		December 31, 2019
	Accretable	Non-accretable	Accretable	Non-accretable
	discount	discount	discount	discount
Balance at beginning of period	$222	$220	$318	$745
Acquired balance, net	1,064	727	44	333
Reclassifications between accretable and non-accretable	696	(696)	858	(858)
Accretion to loan interest income	(722)	—	(998)	—
Balance at end of period	$1,260	$251	$222	$220

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

A TDR may be either on accrual or nonaccrual status based upon the performance of the borrower and management’s assessment of collectability. If a TDR is placed on nonaccrual status, which could occur based on the same criteria as non-TDR loans, it remains there until a sufficient period of performance under the restructured terms has occurred at which it returned to accrual status, generally 6 months.

As of September 30, 2020 and December 31, 2019 the Company had specific reserves of $0 and $80,000 for TDRs, respectively, and none of them have subsequently defaulted.

During the first nine months of 2020 the Bank has experienced an increase in customer requests for loan modifications and payment deferrals as a result of impacts of the COVID-19 pandemic. The Coronavirus Aid, Relief, and Economic Security (CARES) act, signed into law on March 27, 2020, allowed financial institutions the option to exempt loan modifications related to the COVID-19 pandemic that would otherwise be categorized as a TDR from consideration for TDR treatment. Modifications in the scope of the exemption include forbearance agreements, interest-rate modifications, repayment plan changes and any other similar arrangements that would delay payments of principal or interest. This relief is allowable on modifications on loans which were not more than 30 days past due as of December 31, 2019, and that occur after March 1, 2020, and before the earlier of 60 days after the date on which the national emergency related to the COVID-19 outbreak is terminated.

The following table presents the TDRs during the nine months ended September 30, 2020. There were no TDRs during the same period in 2019.

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

Following is an analysis of activity in the MSR asset:

	Nine Months Ended	Year Ended
	September 30, 2020	December 31, 2019
Fair value at beginning of year	$4,287	$3,085
MSR asset acquired	384	1,859
Servicing asset additions	980	740
Loan payments and payoffs	(1,132)	(821)
Changes in valuation inputs and assumptions used in the valuation model	(393)	(576)
Amount recognized through earnings	(545)	(657)
Fair value at end of period	$4,126	$4,287

Unpaid principal balance of loans serviced for others	$628,204	$554,374
MSR as a percent of loans serviced for others	0.66	0.77

The primary economic assumptions utilized by the Company in measuring the value of MSRs were constant prepayment speeds of 17.5 and 12.1 months as of September 30, 2020 and December 31, 2019, respectively, and discount rates of 10.1% and 10.0% as of each period end.

NOTE 7 – NOTES PAYABLE

From time to time the Company utilizes FHLB advances to fund liquidity. At September 30, 2020 and December, 31, 2019, the Company had outstanding balances borrowed from the FHLB of $25.0 million and $39.8 million, respectively. The advances, rate, and maturities of FHLB advances were as follows:

			September 30,	December 31,
	Maturity	Rate	2020	2019

			(dollars in thousands)
Fixed rate, fixed term	01/27/2020	1.42%	$—	$1,000
Fixed rate, fixed term	11/02/2020	1.28%	400	400
Fixed rate, fixed term	11/02/2020	2.83%	500	—
Fixed rate, fixed term	12/08/2020	2.76%	500	—
Fixed rate, fixed term	12/28/2020	2.07%	250	—
Fixed rate, fixed term	01/22/2021	1.67%	2,000	2,000
Fixed rate, fixed term	01/25/2021	2.37%	5,000	5,000
Fixed rate, fixed term	01/27/2021	1.60%	1,000	1,000
Fixed rate, fixed term	03/29/2021	0.00%	2,377	—
Fixed rate, fixed term	05/03/2021	2.87%	500	—
Fixed rate, fixed term	05/03/2021	0.00%	4,000	—
Fixed rate, fixed term	05/03/2021	0.00%	4,000	—
Fixed rate, fixed term	06/28/2021	2.00%	250	—
Fixed rate, fixed term	11/03/2021	1.46%	400	400
Fixed rate, fixed term	12/08/2021	2.87%	500	—
Fixed rate, fixed term	12/27/2021	1.99%	250	—
Fixed rate, fixed term	01/24/2022	2.51%	250	—
Fixed rate, fixed term	05/02/2022	2.98%	500	—
Fixed rate, fixed term	06/08/2022	2.92%	500	—
Fixed rate, fixed term	08/08/2022	1.76%	—	10,000
Fixed rate, fixed term	11/21/2022	3.02%	600	—
Fixed rate, fixed term	08/08/2023	1.74%	—	10,000
Fixed rate, fixed term	11/21/2023	3.06%	600	—
Fixed rate, fixed term	08/08/2024	1.75%	—	10,000
Fixed rate, fixed term	01/04/2027	0.00%	103	—
Fixed rate, fixed term	04/22/2030	0.00%	508	—
			24,988	39,800
Adjustment due to purchase accounting			157	(10)
			$25,145	$39,790

Future maturities of borrowings were as follows:

	September 30,	December 31,
	2020	2019
1 year or less	$20,777	$1,400
1 to 2 years	2,400	8,400
2 to 3 years	600	10,000
3 to 4 years	600	10,000
4 to 5 years	—	10,000
Over 5 years	611	—
	$24,988	$39,800

The Company maintained a $5.0 million line of credit with a commercial bank. At December 31, 2019 the Company had outstanding balances on this note of $5.0 million. The note required monthly payments of interest at a variable rate, and was due in full on May 25, 2021. This agreement was terminated on July 22, 2020.

The Company maintained a $5.0 million line of credit with another commercial bank. At December 31, 2019 the Company had outstanding balances on this note of $5.0 million. This note was not renewed when it matured on May 19, 2020.

The Company maintains a $7.5 million line of credit with another commercial bank, which was entered into on May 15, 2020. There were no outstanding balances on this note at September 30, 2020. Any future borrowings will require monthly payments of interest at a variable rate, and will be due in full on May 15, 2021.

NOTE 8 – SUBORDINATED NOTES

During September 2017, the Company entered into subordinated note agreements with three separate commercial banks. The Company had outstanding balances of $11.5 million under these agreements as of September 30, 2020 and December 31, 2019. These notes were all issued with 10-year maturities, carry interest at a variable rate payable quarterly, are callable on or after the sixth anniversary of the issuance dates, and qualify for Tier 2 capital for regulatory purposes.

As a part of the Partnership acquisition, further detailed in Note 2, the Company assumed a subordinated note agreement with outstanding balance of $7.0 million, and an initial fair market value adjustment of $0.2 million ($12,000 and $122,000 as of September 30, 2020 and December 31, 2019, respectively). The total amount outstanding was $7.0 million and $7.1 million at September 30, 2020 and December 31, 2019, respectively. The note was set to mature on October 1, 2025, required quarterly interest-only payments at a rate of 7.1% prior to maturity, and could be prepaid without penalty on or after October 1, 2020, and qualified for Tier 2 capital for regulatory purposes.

This note was prepaid in full on October 1, 2020.

On July 22, 2020, the Company entered into subordinated note agreements with two separate commercial banks. The Company has through December 31, 2020, to borrow funds up to a maximum availability of $6.0 million under each agreement, or $12.0 million total. These notes were issued with 10-year maturities, carry interest at a fixed rate of 5.0% through June 30, 2025, and at a variable rate thereafter, payable quarterly. These notes are callable on or after January 1, 2026 and qualify for Tier 2 capital for regulatory purposes. The Company had outstanding balances of $2.0 million under these agreements at September 30, 2020.

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

Under regulatory guidance for non-advanced approaches institutions, the Bank is required to maintain minimum amounts and ratios of common equity Tier I capital to risk-weighted assets. Additionally, under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. As of September 30, 2020 and December 31, 2019, the Bank met all capital adequacy requirements to which they are subject.

Beginning in 2016, an additional conservation buffer was added to the minimum requirements for capital adequacy purposes, subject to a three year phase-in period. The capital conservation buffer was fully phased in January 1, 2019 at 2.50%.

Actual and required capital amounts and ratios are presented below at period-end:

							To Be Well
			For Capital		Minimum Capital		Capitalized Under
			Adequacy		Adeqaucy with		Prompt Corrective
	Actual		Purposes		Capital Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2020
Total capital (to risk-weighted assets):
Corporation	$255,984	11.89%	NA	NA	NA	NA	NA	NA
Bank	$252,284	11.72%	$172,179	8.00%	$225,985	10.50%	$215,224	10.00%
Tier 1 capital (to risk-weighted assets):
Corporation	$219,154	10.18%	NA	NA	NA	NA	NA	NA
Bank	$235,966	10.96%	$129,135	6.00%	$182,941	8.50%	$172,179	8.00%
Common Equity Tier 1 capital (to risk-weighted assets):
Corporation	$219,154	10.18%	NA	NA	NA	NA	NA	NA
Bank	$235,966	10.96%	$96,851	4.50%	$150,657	7.00%	$139,896	6.50%
Tier 1 capital (to average assets):
Corporation	$219,154	8.54%	NA	NA	NA	NA	NA	NA
Bank	$235,966	9.25%	$102,019	4.00%	$102,019	4.00%	$127,524	5.00%
December 31, 2019
Total capital (to risk-weighted assets):
Corporation	$208,900	10.35%	NA	NA	NA	NA	NA	NA
Bank	$215,347	10.69%	$161,163	8.00%	$211,527	10.50%	$201,454	10.00%
Tier 1 capital (to risk-weighted assets):
Corporation	$178,882	8.86%	NA	NA	NA	NA	NA	NA
Bank	$203,951	10.12%	$120,872	6.00%	$171,236	8.50%	$161,163	8.00%
Common Equity Tier 1 capital (to risk-weighted assets):
Corporation	$178,882	8.86%	NA	NA	NA	NA	NA	NA
Bank	$203,951	10.12%	$90,654	4.50%	$141,018	7.00%	$130,945	6.50%
Tier 1 capital (to average assets):
Corporation	$178,882	8.46%	NA	NA	NA	NA	NA	NA
Bank	$203,951	9.67%	$84,390	4.00%	84,390	4.00%	$105,487	5.00%

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate-lock commitments). Rate-lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements and for fixed rate commitments also considers the difference between current levels of interest rates and committed rates. The notional amount of rate-lock commitments at September 30, 2020 and December 31, 2019 was approximately $73.0 million and $14.8 million, respectively.

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

The following commitments were outstanding:

	Notional Amount
	September 30, 2020	December 31, 2019
Commitments to extend credit:
Fixed	$68,438	$49,741
Variable	380,615	333,468
Credit card arrangements	9,973	11,148
Letters of credit	7,794	17,121

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

Information regarding the fair value of assets measured at fair value on a recurring basis is as follows:

	Instruments	Markets	Other	Significant
	Measured	for Identical	Observable	Unobservable
	At Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2020
Assets
Securities available for sale
Obligations of U.S.Government sponsored agencies	$18,819	$—	$18,819	$—
Obligations of states and political subdivisions	73,517	—	73,517	—
Mortgage-backed securities	50,804	—	50,804	—
Corporate notes	27,832	—	27,832	—
Certificates of deposit	2,362	—	2,362	—
Mortgage servicing rights	4,126	—	4,126	—

December 31, 2019
Assets
Securities available for sale
Obligations of U.S. Government sponsored agencies	$12,060	$—	$12,060	$—
Obligations of states and political subdivisions	54,771	—	54,771	—
Mortgage-backed securities	51,720	—	51,720	—
Corporate notes	62,955	—	62,955	—
Mortgage servicing rights	4,287	—	4,287	—

There were no assets measured on a recurring basis using significant unobservable inputs (Level 3).

	September 30, 2020	December 31, 2019
Total securities at beginning of period	$—	$400
Included in earnings	—	—
Included in other comprehensive income	—	—
Purchases, issuance, and settlements	—	(400)
Transfer in and/or out of level 3	—	—
Total securities at end of period	$—	$—

Information regarding the fair value of assets measured at fair value on a non-recurring basis is as follows:

		Quoted Prices
		In Active	Significant
	Assets	Markets	Other	Significant
	Measured	for Identical	Observable	Unobservable
	At Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2020
OREO	$3,264	$—	$—	$3,264
Impaired Loans, net of impairment reserve	24,984	—	—	24,984
	$28,248	$—	$—	$28,248
December 31, 2019
OREO	$6,888	$—	$—	$6,888
Impaired Loans, net of impairment reserve	6,847	—	—	6,847
	$13,735	$—	$—	$13,735

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

				Weighted
		Unobservable	Range of	Average
	Valuation Technique	Inputs	Discounts	Discount
As of September 30, 2020
Other real estate owned	Third party appraisals, sales contracts or brokered price options	Collateral discounts and estimated costs to sell	0% - 100%	37.1%
Impaired loans	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 100%	5.7%

As of December 31, 2019
Other real estate owned	Third party appraisals, sales contracts or brokered price options	Collateral discounts and estimated costs to sell	0% - 61%	33.5%
Impaired loans	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 100%	6.1%

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

The carrying value and estimated fair value of financial instruments at September 30, 2020 and December 31, 2019 follows:

		Fair Value
	Carrying
September 30, 2020	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$80,752	$80,752	$—	$—	$80,752
Securities held to maturity	6,670	—	6,691	—	6,691
Securities available for sale	173,334	—	173,334	—	173,334
Loans held for sale	659	—	—	659	659
Loans, net	2,176,910	—	—	2,161,367	2,161,367
Other investments, at cost	8,896	—	—	8,896	8,896
Mortgage servicing rights	4,126	—	4,126	—	4,126
Cash surrender value of life insurance	31,197	31,197	—	—	31,197

Deposits	$2,271,040	$—	$—	$2,255,945	$2,255,945
Securities sold under repurchase agreements	23,894	—	23,894	—	23,894
Notes payable	25,145	—	25,145	—	25,145
Subordinated notes	20,512	—	20,512	—	20,512

		Fair Value
	Carrying
December 31, 2019	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$86,452	$86,452	$—	$—	$86,452
Securities held to maturity	43,734	—	44,803	—	44,803
Securities available for sale	181,506	—	181,506	—	181,506
Loans held for sale	587	—	—	587	587
Loans, net	1,724,947	—	—	1,723,542	1,723,542
Other investments, at cost	4,933	—	—	4,933	4,933
Mortgage servicing rights	4,287	—	4,287	—	4,287
Cash surrender value of life insurance	24,945	24,945	—	—	24,945
Financial liabilities:
Deposits	$1,843,311	$—	$—	$1,783,638	$1,783,638
Securities sold under repurchase agreements	45,865	—	45,865	—	45,865
Notes payable	49,790	—	49,790	—	49,790
Subordinated notes	18,622	—	18,622	—	18,622

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

NOTE 12 – STOCK BASED COMPENSATION

The Company has made restricted share grants pursuant to the Bank First Corporation 2011 Equity Plan and the Bank First Corporation 2020 Equity Plan, which replaced the 2011 Plan. The purpose of the Plan is to provide financial incentives for selected employees and for the non-employee Directors of the Company, thereby promoting the long-term growth and financial success of the Company. The Company stock to be offered under the Plan pursuant to Stock Appreciation Rights, performance unit awards, and restricted stock and unrestricted Company stock awards must be Company stock previously issued and outstanding and reacquired by the Company. The number of shares of Company stock that may be issued pursuant to awards under the 2020 Plan shall not exceed, in the aggregate, 700,000. As of September 30, 2020, 399 shares of Company stock have been awarded under the 2020 Plan. Compensation expense for restricted stock is based on the fair value of the awards of Bank First Corporation common stock at the time of grant. The value of restricted stock grants that are expected to vest is amortized into expense over the vesting periods. For the nine months ended September 30, 2020 and 2019, compensation expense of $0.8 million and $0.5 million, respectively, was recognized related to restricted stock awards.

As of September 30, 2020, there was $2.3 million of unrecognized compensation cost related to non-vested restricted stock awards granted under the plan. That cost is expected to be recognized over a weighted average period of 2.84 years. The aggregate grant date fair value of restricted stock awards that vested during the nine months ended September 30, 2020, was approximately $0.7 million.

	For the nine months ended September 30,		For the nine months ended September 30,
	2020		2019
		Weighted-		Weighted-
		Average Grant-		Average Grant-
	Shares	Date Fair Value	Shares	Date Fair Value
Restricted Stock
Outstanding at beginning of year	50,676	$43.03	51,776	$34.27
Granted	27,466	60.76	17,015	56.62
Vested	(18,623)	37.28	(17,212)	30.54
Forfeited or cancelled	(2,344)	51.27	(903)	41.01
Outstanding at end of year	57,175	$53.08	50,676	$43.03

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

	Nine-month period ended
	September 30, 2020	September 30, 2019
Amortization of ROU Assets - Operating Leases	$31	$35
Interest on Lease Liabilities - Operating Leases	69	63
Operating Lease Cost (Cost resulting from lease payments)	100	98
ROU Assets - Operating Leases at beginning of period	1,699	—
New ROU Assets - Operating Leases	—	1,744
ROU Assets - Operating Leases at September 30,	1,668	1,708
Weighted Average Lease Term (Years) - Operating Leases	31.51	31.60
Weighted Average Discount Rate - Operating Leases	5.50%	5.50%

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liabilities as of September 30, 2020 is as follows:

September 30, 2020
Operating lease payments due:
Within one year	$141
After one but within two years	124
After two but within three years	86
After three but within four years	86
After four years but within five years	86
After five years	3,346
Total undiscounted cash flows	3,869
Discount on cash flows	(2,201)
Total operating lease liabilities	$1,668

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2019, included in our Annual Report and with our unaudited condensed accompanying notes set forth in this Quarterly Report on Form 10-Q for the quarterly period September 30, 2020.

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

OVERVIEW

Bank First Corporation is a Wisconsin corporation that was organized primarily to serve as the holding company for Bank First, N.A. Bank First, N.A., which was incorporated in 1894, is a nationally-chartered bank headquartered in Manitowoc, Wisconsin. It is a member of the Board of Governors of the Federal Reserve System (“Federal Reserve”), and is regulated by the Office of the Comptroller of the Currency (“OCC”). Including its headquarters in Manitowoc, Wisconsin, the Bank has 24 banking locations in Manitowoc, Outagamie, Brown, Winnebago, Sheboygan, Waupaca, Ozaukee, Monroe, Jefferson and Barron counties in Wisconsin. The Bank offers loan, deposit and treasury management products at each of its banking locations. On September 18, 2020, the Company announced its intention to sell its branch in Chetek, Wisconsin, in a transaction expected to close during the fourth quarter of 2020. This event will reduce the Bank's branch count by one and will remove Barron County from the list of counties in which the Bank has a presence.

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

During the first quarter of 2020, COVID-19 was declared a global pandemic by the World Health Organization and a National Public Health Emergency was declared in the United States. Shortly before the end of March 2020, in response to the COVID-19 pandemic, the government of Wisconsin and of most other states took preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego their time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential. These preventative and protective actions within Wisconsin were lifted during May 2020, but continued uncertainty remains as future actions may be warranted based on the progression of the pandemic.

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

Our business, financial condition and results of operations generally rely upon the ability of our borrowers to repay their loans, the value of collateral underlying our secured loans, and demand for loans and other products and services we offer, which are highly dependent on the business environment in our primary markets. We have actively reached out to our customers to provide guidance, direction and assistance in these uncertain times. We also participated extensively in the Payroll Protection Program (“PPP”), under which we secured funding of approximately 1,875 loans totaling approximately $279.6 million.

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

The following tables present certain selected historical consolidated financial data as of the dates or for the period indicated:

	At or for the Three Months Ended					At or for the Nine Months Ended
(In thousands, except per share data)	9/30/2020	6/30/2020	3/31/2020	12/31/2019	9/30/2019	9/30/2020	9/30/2019
Results of Operations:

Interest income	$25,928	$24,382	$23,296	$23,795	$25,489	$73,606	$65,370
Interest expense	3,003	3,586	4,653	5,015	5,176	11,242	14,483

Net interest income	22,925	20,796	18,643	18,780	20,313	62,364	50,887
Provision for loan losses	1,350	3,150	975	1,125	3,000	5,475	4,125

Net interest income after provision for loan losses	21,575	17,646	17,668	17,655	17,313	56,889	46,762

Noninterest income	5,115	7,764	3,897	3,211	3,145	16,776	9,421
Noninterest expense	12,202	14,438	12,741	11,182	12,087	39,381	31,578

Income before income tax expense	14,488	10,972	8,824	9,684	8,371	34,284	24,605
Income tax expense	3,534	2,676	1,558	2,225	1,712	7,768	5,370

Net income	$10,954	$8,296	$7,266	$7,459	$6,659	$26,516	$19,235

Earnings per common share - basic	$1.42	$1.11	$1.03	$1.05	$0.95	$3.57	$2.88
Earnings per common share - diluted	1.42	1.11	1.02	1.04	0.93	3.56	2.83

Common Shares:

Basic weighted average	7,673,572	7,395,199	7,028,690	7,084,728	6,985,767	7,367,793	6,679,481
Diluted weighted average	7,691,326	7,405,995	7,128,246	7,182,854	7,134,674	7,412,673	6,808,177
Outstanding	7,729,762	7,733,457	7,155,955	7,084,728	7,084,728	7,729,762	7,084,728

Noninterest income / noninterest expense:

Service charges	$1,343	$1,158	$916	$1,110	$918	$3,417	$2,396
Income from Ansay	970	710	891	55	319	2,571	1,737
Income from UFS	720	850	897	842	768	2,467	2,093
Loan servicing income	538	226	462	(291)	374	1,226	841
Net gain on sales of mortgage loans	1,304	1,332	460	627	533	3,096	774
Net gain on sales of securities	—	3,233	—	611	—	3,233	257
Noninterest income from strategic alliances	16	16	17	21	26	49	74
Other noninterest income	224	239	254	236	207	717	1,249

Total noninterest income	$5,115	$7,764	$3,897	$3,211	$3,145	$16,776	$9,421

Personnel expense	$6,609	$6,608	$6,452	$5,918	$6,272	$19,669	$16,985
Occupancy, equipment and office	1,171	921	1,275	1,103	1,076	3,367	2,757
Data processing	1,463	1,334	1,199	1,478	1,158	3,996	3,031
Postage, stationery and supplies	219	277	172	141	135	668	450
Net (gain) loss on sales and valuations of other real estate owned	(32)	467	976	36	(10)	1,411	(109)
Advertising	41	69	55	88	53	165	180
Charitable contributions	110	127	123	69	225	360	497
Outside service fees	888	1,394	801	204	1,171	3,083	2,837
Amortization of intangibles	418	362	334	373	374	1,114	696
Penalty for early extinguishment of debt	—	1,323	—	—	—	1,323	—
Other noninterest expense	1,315	1,556	1,354	1,772	1,633	4,225	4,254

Total noninterest expense	$12,202	$14,438	$12,741	$11,182	$12,087	$39,381	$31,578

Period-end balances:

Loans	$2,193,228	$2,115,023	$1,765,242	$1,736,343	$1,714,213	$2,193,228	$1,714,213
Allowance for loan losses	16,318	16,071	12,967	11,396	10,131	16,318	10,131
Investment securities available-for-sale, at fair value	173,334	174,067	172,070	181,506	136,935	173,334	136,935
Investment securities held-to-maturity, at cost	6,670	9,579	43,732	43,734	42,605	6,670	42,605
Goodwill and other intangibles, net	65,110	65,559	52,789	53,122	54,153	65,110	54,153
Total assets	2,639,247	2,657,911	2,200,320	2,210,168	2,163,501	2,639,247	2,163,501
Deposits	2,271,040	2,263,145	1,847,209	1,843,311	1,838,080	2,271,040	1,838,080
Stockholders' equity	286,104	276,100	237,682	230,211	225,332	286,104	225,332
Book value per common share	37.01	35.70	33.21	32.49	31.81	37.01	31.81
Tangible book value per common share (1)	29.12	27.76	26.44	25.60	24.86	29.12	24.86

Average balances:

Loans	$2,140,008	$2,034,738	$1,744,576	$1,718,705	$1,682,932	$1,973,716	$1,513,552
Interest-earning assets	2,423,168	2,329,097	2,011,382	1,976,420	1,923,451	2,255,165	1,752,714
Total assets	2,626,136	2,520,882	2,196,662	2,160,080	2,095,357	2,448,544	1,891,257
Deposits	2,260,065	2,130,100	1,843,039	1,835,430	1,786,373	2,078,580	1,633,726
Interest-bearing liabilities	1,636,606	1,589,127	1,476,814	1,373,320	1,310,757	1,567,768	1,198,799
Goodwill and other intangibles, net	61,276	53,836	48,606	49,071	42,373	54,633	25,612
Stockholders' equity	281,656	256,529	233,470	228,404	227,205	257,308	194,778

Financial ratios (2):

Return on average assets	1.67%	1.32%	1.32%	1.37%	1.27%	1.44%	1.36%
Return on average common equity	15.56%	12.94%	12.45%	12.96%	11.72%	13.74%	13.17%
Average equity to average assets	10.73%	10.18%	10.63%	10.57%	10.84%	10.51%	10.30%
Stockholders' equity to assets	10.84%	10.39%	10.80%	10.42%	10.42%	10.84%	10.42%
Tangible equity to tangible assets (1)	8.73%	8.27%	8.79%	8.39%	8.33%	8.73%	8.33%
Loan yield	4.65%	4.66%	5.07%	5.22%	5.73%	4.78%	5.44%
Earning asset yield	4.33%	4.29%	4.74%	4.86%	5.37%	4.44%	5.08%
Cost of funds	0.73%	0.91%	1.27%	1.45%	1.57%	0.96%	1.62%
Net interest margin, taxable equivalent	3.84%	3.67%	3.81%	3.85%	4.30%	3.77%	3.98%

Net loan charge-offs to average loans	0.20%	1.00%	(0.14)%	(0.01)%	1.20%	0.03%	0.48%
Nonperforming loans to total loans	0.84%	1.09%	0.42%	0.31%	0.30%	0.84%	0.30%
Nonperforming assets to total assets	0.79%	0.94%	0.51%	0.52%	0.52%	0.79%	0.52%
Allowance for loan losses to loans	0.74%	0.76%	0.73%	0.66%	0.59%	0.74%	0.59%
(1)	These measures are not measures prepared in accordance with GAAP, and are therefore considered to be non-GAAP financial measures. See "GAAP reconciliation and management explanation of non-GAAP finanical measures" for a reconciliation of these measures to their most comparable GAAP measures.
(2)	Income statement-related ratios for partial year periods are annualized.

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

	At or for the Three Months Ended					At or for the Nine Months Ended
(In thousands, except per share data)	9/30/2020	6/30/2020	3/31/2020	12/31/2019	9/30/2019	9/30/2020	9/30/2019
Tangible Assets
Total assets	$2,639,247	$2,657,911	$2,200,320	$2,210,168	$2,163,501	$2,639,247	$2,163,501
Adjustments:
Goodwill	(55,022)	(55,052)	(43,456)	(43,456)	(43,456)	(55,022)	(43,456)
Core deposit intangible, net of amortization	(5,962)	(6,381)	(5,046)	(5,379)	(5,752)	(5,962)	(5,752)
Tangible assets	$2,578,263	$2,596,478	$2,151,818	$2,161,333	$2,114,293	$2,578,263	$2,114,293

Tangible Common Equity
Total stockholders' equity	$286,104	$276,100	$237,682	$230,211	$225,332	$286,104	$225,332
Adjustments:
Goodwill	(55,022)	(55,052)	(43,456)	(43,456)	(43,456)	(55,022)	(43,456)
Core deposit intangible, net of amortization	(5,962)	(6,381)	(5,046)	(5,379)	(5,752)	(5,962)	(5,752)
Tangible common equity	$225,120	$214,667	$189,180	$181,376	$176,124	$225,120	$176,124

Book value per common share	$37.01	$35.70	$33.21	$32.49	$31.81	$37.01	$31.81
Tangible book value per common share	29.12	27.76	26.44	25.60	24.86	29.12	24.86

Total stockholders' equity to total assets	10.84%	10.39%	10.80%	10.42%	10.42%	10.84%	10.42%
Tangible common equity to tangible assets	8.73%	8.27%	8.79%	8.39%	8.33%	8.73%	8.33%

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2020 and September 30, 2019

General. Net income increased $4.3 million to $11.0 million for three months ended September 30, 2020, compared to $6.7 million for the same period in 2019. This increase was primarily due to the added scale of the office acquired in the Timberwood acquisition during the second quarter of 2020, strong residential mortgage production during the third quarter of 2020, interest income produced by approximately $279.6 million in PPP loans originated during the first half of 2020, and a lower provision for loan losses during the third quarter of 2020 compared to the third quarter of 2019.

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

Net interest and dividend income increased by $2.6 million to $22.9 million for the three months ended September 30, 2020 compared to $20.3 million for three months ended September 30, 2019. The increase in net interest income was primarily due to the added scale of one office acquired in the Timberwood acquisition as well as the impact of approximately $279.6 million PPP loans originated during the first half of 2020. Total average interest-earning assets was $2.42 billion for the three months ended September 30, 2020, up from $1.92 billion for the same period in 2019. Tax equivalent net interest margin decreased 0.46% to 3.84% for the three-months ended September 30, 2020, down from 4.30% for the same period in 2019. Net interest margin decreased by 0.44% due to a decrease in purchase accounting accretion quarter-over-quarter which added to a decrease of 0.02% in core net interest margin. Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes on both volume and mix and pricing decisions, and external factors include changes in market interest rates, competition and the shape of the interest rate yield curve.

Interest Income. Total interest income increased $0.4 million, or 1.72%, to $25.9 million for the three months ended September 30, 2020 compared to $25.5 million for the same period in 2019. The increase in total interest income was primarily due the added scale of one office acquired in the Timberwood acquisition during the second quarter of 2020 along with the interest income produced by approximately $279.6 million in PPP loans originated during the first half of 2020. The average balance of loans increased by $457.1 million during the three months ended September 30, 2020 compared to the same period in 2019, offsetting a reduction in yield on interest-earning assets of 1.04% between these two periods. Of this reduction in yield on interest earning assets, 0.48% was the result of lower purchase accounting accretion during the 2020 third quarter, with the remaining 0.56% due to the lower interest rate environment during the third quarter of 2020 in comparison to the third quarter of 2019.

Interest Expense. Interest expense decreased $2.2 million, or 42.0%, to $3.0 million for the three months ended September 30, 2020 compared to $5.2 million for the same period in 2019. The decrease in interest expense was primarily due to the lower overall interest rate environment due to the COVID-19 pandemic, which was counteracted to a certain extent by the added scale of one office acquired in the Timberwood acquisition.

Interest expense on interest-bearing deposits decreased by $2.0 million to $2.7 million for the three months ended September 30, 2020, from $4.7 million for the same period in 2019. The average cost of interest-bearing deposits was 0.69% for the three months ended September 30, 2020, compared to 1.50% for the same period in 2019.

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

We recorded a provision for loan losses of $1.4 million for the three months ended September 30, 2020 compared to $3.0 million for the same period in 2019. We recorded net charge-offs of $1.3 million for the three months ended September 30, 2020 compared to net charge-offs of $5.0 million for the same period in 2019. The ALL was $16.3 million, or 0.74% of total loans, at September 30, 2020 compared to $10.1 million, or 0.59% of total loans at September 30, 2019.

Noninterest Income. Noninterest income is an important component of our total revenues. A significant portion of our noninterest income is associated with service charges and income from the Bank’s subsidiaries, Ansay and UFS. Other sources of noninterest income include loan servicing fees, gains on sales of mortgage loans, and other income from strategic alliances.

Noninterest income increased $2.0 million to $5.1 million for the three months ended September 30, 2020 compared to $3.1 million for the same period in 2019. Income from service charges increased by 46.3% due to an expanded base of customer relationships, many of which were the result of the Timberwood acquisition, as well as a lower earned income crediting rate on analyzed depository accounts, which serve to offset fees on those accounts. Income from our investment in Ansay increased by 204.1% as a result of a strong operating quarter by that entity as well as the Company’s increased ownership of that entity from 30.0% during the third quarter of 2019 to 40.0% during the third quarter of 2020. Loan servicing income increased by 43.9% resulting from significant additions to the Company’s serviced portfolios both organically and through the acquisitions of Partnership and Timberwood. Net gains on sales of mortgage loans saw a very significant increase quarter-over-quarter as the Company continues to experience very robust activity in secondary market loan originations.

The major components of our noninterest income are listed below:

	Three Months Ended September 30,
	2020	2019	$ Change	% Change

	(In thousands)
Noninterest Income
Service Charges	$1,343	$918	$425	46%
Income from Ansay	970	319	651	204%
Income from UFS	720	768	(48)	(6)%
Loan Servicing income	538	374	164	44%
Net gain on sales of mortgage loans	1,304	533	771	145%
Noninterest income from strategic alliances	16	26	(10)	(38)%
Other	224	207	17	8%
Total noninterest income	$5,115	$3,145	$1,970	63%

Noninterest Expense. Noninterest expense increased $0.1 million to $12.2 million for the three months ended September 30, 2020 compared to $12.1 million for the same period in 2019. Personnel expense increased 5.4%, or $0.3 million, as a result of the added cost of staffing one acquired office locations in addition to customary annual pay increases. Occupancy expenses and postage, stationary and supplies expense increased 8.8% and 62.2%, respectively, the result of continued investments made in equipment to allow staff to work remotely and supplies to maintain safe work environments due to the COVID-19 pandemic. Data processing fees increased by 26.3% as a result of trailing one-time expenses incurred in relation to the Timberwood acquisition as well as increases in “per-item” costs which are charged based on number of customer accounts, due to the increased scale of the Company through its acquisitions and PPP loan originations. Outside service fee expense decreased by 24.2% due to significant investment banker fees paid during the third quarter of 2019 in relation to the Partnership acquisition, which did not occur during the third quarter of 2020.

The major components of our noninterest expense are listed below:

	Three Months Ended September 30,
	2020	2019	$ Change	% Change

	(In thousands)
Noninterest Expense
Salaries, commissions, and employee benefits	$6,609	$6,272	$337	5%
Occupancy	1,171	1,076	95	9%
Data Processing	1,463	1,158	305	26%
Postage, stationary, and supplies	219	135	84	62%
Net gain on sales and valuation of ORE	(32)	(10)	(22)	NM
Advertising	41	53	(12)	(23)%
Charitable contributions	110	225	(115)	(51)%
Outside service fees	888	1,171	(283)	(24)%
Amortization of intangibles	418	374	44	12%
Other	1,315	1,633	(318)	(19)%
Total noninterest expenses	$12,202	$12,087	$115	1%

Income Tax Expense. We recorded a provision for income taxes of $3.5 million for the three months ended September 30, 2020 compared to a provision of $1.7 million for the same period during 2019, reflecting effective tax rates of 24.4% and 20.5%, respectively. The effective tax rates were reduced from the statutory federal and state income tax rates during both periods as a result of tax-exempt interest income produced by certain qualifying loans and investments in the Bank’s portfolios.

Results of Operations for the Nine Months Ended September 30, 2020 and September 30, 2019

General. Net income increased $7.3 million to $26.5 million for the nine months ended September 30, 2020, compared to $19.2 million for the same period in 2019. This increase was primarily due to the added scale of the four offices acquired in the Partnership acquisition during the third quarter of 2019 and the one office acquired in the Timberwood acquisition during the second quarter of 2020, strong residential mortgage production during the first nine months of 2020, and interest income produced by approximately $279.6 million in PPP loans originated during the first half of 2020.

Net Interest Income. Net interest and dividend income increased by $11.5 million to $62.4 million for the nine months ended September 30, 2020, compared to $50.9 million for nine months ended September 30, 2019. The increase in net interest income was primarily due to the added scale of five offices acquired in the aforementioned acquisitions. Interest income on loans increased by $9.0 million, or 14.65%, during the same period. Total average interest-earning assets increased to $2.26 billion for the nine months ended September 30, 2020, compared to $1.75 billion for the same period in 2019. Tax equivalent net interest margin decreased 0.21% to 3.77% for the nine months ended September 30, 2020, down from 3.98% for the same period in 2019. Net interest margin decreased by 0.20% due to a decrease in purchase accounting accretion period-over-period which added to a decrease of 0.01% in core net interest margin. Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes on both volume and mix and pricing decisions, and external factors include changes in market interest rates, competition and the shape of the interest rate yield curve.

Interest Income. Total interest income increased $8.2 million, or 12.6%, to $73.6 million for the nine months ended September 30, 2020 compared to $65.4 million for the same period in 2019. The increase in total interest income was primarily due the added scale of four offices acquired in the Partnership acquisition as well as the one office acquired in the Timberwood acquisition during the second quarter of 2020 along with interest income produced by approximately $279.6 million in PPP loans originated during the first half of 2020. The average balance of loans increased by $460.2 million during the nine months ended September 30, 2020 compared to the same period in 2019, offsetting a reduction in yield on interest-earning assets of 0.65% between these two periods. Of this reduction in yield on interest earning assets, 0.22% was the result of lower purchase accounting accretion during the 2020 third quarter, with the remaining 0.43% due to the lower interest rate environment during the third quarter of 2020 in comparison to the third quarter of 2019.

Interest Expense. Interest expense decreased $3.3 million, or 22.4%, to $11.2 million for the nine months ended September 30, 2020 compared to $14.5 million for the same period in 2019. The decrease in interest expense was primarily due to the lower overall interest rate environment due to the COVID-19 pandemic, which was counteracted to a certain extent by the added scale of five offices acquired in the aforementioned acquisitions.

Interest expense on interest-bearing deposits decreased by $3.4 million to $10.0 million for the nine months ended September 30, 2020, from $13.4 million for the same period in 2019. The average cost of interest-bearing deposits was 0.91% for the nine months ended September 30, 2020, compared to 1.55% for the same period in 2019.

Provision for Loan Losses. We recorded a provision for loan losses of $5.5 million for the nine months ended September 30, 2020, compared to $4.1 million for the same period in 2019. We recorded net charge-offs of $0.6 million for the nine months ended September 30, 2020 compared to net charge-offs of 6.2 million for the same period in 2019. The ALL was $16.3 million, or 0.74% of total loans, at September 30, 2020 compared to $10.1 million, or 0.59% of total loans at September 30, 2019. The elevated provision during the first half of 2020 compared to the provision during the first half of 2019 was primarily the result of increased qualitative factors in the calculation of the ALL at September 30, 2020, in response to the heightened economic risks resulting from the COVID-19 pandemic.

Noninterest Income. Noninterest income increased $7.4 million to $16.8 million for the nine months ended September 30, 2020 compared to $9.4 million for the same period in 2019. Income from service charges increased by 43.6% due to an expanded base of customer relationships, many of which were the result of the Partnership and Timberwood acquisitions, as well as a lower earned income crediting rate on analyzed depository accounts, which serve to offset fees on those accounts. Income from our investment in Ansay increased by 48.0% as a result of the Company’s increased ownership of that entity from 30.0% during the first nine months of 2019 to 40.0% during the first nine months of 2020. Income from our investment in UFS increased by 17.9% as they continue to see significant growth in customers in their managed information technology business. Loan servicing income increased by 45.8% resulting from the addition of significant serviced portfolios acquired as a part of the acquisitions of Partnership and Timberwood augmented by strong organic growth in this area. Net gains on sales of mortgage loans saw a very significant increase period-over-period as the Company continues to experience very robust activity in secondary market loan originations. During the second quarter of 2020 the Company sold $36.6 million of U.S. Treasury notes. This sale resulted in a gain of $3.1 million, and was an event that did not occur during the first nine months of 2019, causing a positive comparison between those periods. Finally, during the first nine months of 2019 the Company revalued an investment in common stock of another financial institution, which had historically been held at cost, to fair value based on recent observable prices in orderly stock transactions, resulting in other noninterest income of $0.6 million. While this common stock continued to be held and valued in a similar fashion during the first half of 2020, the appreciation in value was less than $0.1 million, creating a negative variance between those periods in other noninterest income.

The major components of our noninterest income are listed below:

	Nine Months Ended September 30,
	2020	2019	$Change	% Change

	(In thousands)
Noninterest Income
Service Charges	$3,417	$2,396	$1,021	43%
Income from Ansay	2,571	1,737	834	48%
Income from UFS	2,467	2,093	374	18%
Loan Servicing income	1,226	841	385	46%
Net gain on sales of mortgage loans	3,096	774	2,322	300%
Net gain on sales of securities	3,233	257	2,976	NM
Noninterest income from strategic alliances	49	74	(25)	(34)%
Other	717	1,249	(532)	(43)%
Total noninterest income	$16,776	$9,421	$7,355	78%

Noninterest Expense. Noninterest expense increased $7.8 million to $39.4 million for the nine months ended September 30, 2020 compared to $31.6 million for the same period in 2019. The increase in noninterest expense was primarily the result of the Partnership and Timberwood acquisitions. Personnel expense increased 15.8%, or $2.7 million, as a result of the added cost of staffing five acquired office locations in addition to customary annual pay increases. Occupancy expenses and postage, stationary and supplies expense increased 22.1% and 48.4%, respectively, the result of significant investments made in equipment to allow staff to work remotely and supplies to maintain safe work environments due to the COVID-19 pandemic. Data processing fees increased by 31.8%as a result of increases in “per-item” costs which are charged based on number of customer accounts, due to the increased scale of the Company through its acquisitions and PPP loan originations. Amortization of intangibles increased by 60.1% as a result of amortization related to the core deposit intangibles that were established as part of the Partnership and Timberwood acquisitions. Finally, the Company incurred a $1.3 million penalty for early extinguishment of borrowings from the FHLB during the second quarter of 2020, an event which did not occur during the first nine months of 2019.

Net gains and losses from sales of ORE and securities are specific to the properties and securities which are sold and will vary greatly period to period, as they did in the first nine months of 2020 compared to the first nine months of 2019.

The major components of our noninterest expense are listed below:

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change

	(In thousands)
Noninterest Expense
Salaries, commissions, and employee benefits	$19,669	$16,985	$2,684	16%
Occupancy	3,367	2,757	610	22%
Data Processing	3,996	3,031	965	32%
Postage, stationary, and supplies	668	450	218	48%
Net loss (gain) on sales and valuation of ORE	1,411	(109)	1,520	NM
Advertising	165	180	(15)	(8)%
Charitable Contributions	360	497	(137)	(28)%
Outside service fees	3,083	2,837	246	9%
Amortization of intangibles	1,114	696	418	60%
Penalty for early extinguishment of debt	1,323	—	1,323	NM
Other	4,225	4,254	(29)	(1)%
Total noninterest expenses	$39,381	$31,578	$7,803	25%

Income Tax Expense. We recorded a provision for income taxes of $7.8 million for the nine months ended September 30, 2020 compared to a provision of $5.4 million for the same period during 2019, reflecting effective tax rates of 22.66% and 21.82%, respectively. The effective tax rates were reduced from the statutory federal and state income tax rates largely as a result of tax-exempt interest income produced by certain qualifying loans and investments in the Bank’s portfolios.

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

The following tables set forth the distribution of our average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the periods indicated:

	Three Months Ended
	September 30, 2020			September 30, 2019
		Interest			Interest
	Average	Income/	Rate Earned/ Paid	Average	Income/	Rate Earned/ Paid
	Balance	Expenses (1)	(1)	Balance	Expenses (1)	(1)

	(dollars in thousands)
ASSETS
Interest-earning assets
Loans (2)
Taxable	$2,026,973	$93,783	4.63%	$1,582,587	$88,515	5.59%
Tax-exempt	113,035	5,770	5.10%	100,345	7,966	7.94%
Securities
Taxable (available for sale)	107,171	2,735	2.55%	88,363	2,625	2.97%
Tax-exempt (available for sale)	74,472	2,313	3.11%	52,746	1,836	3.48%
Taxable (held to maturity)	—	—	—	31,079	761	2.45%
Tax-exempt (held to maturity)	7,081	170	2.40%	10,558	295	2.79%
Cash and due from banks	94,436	111	0.12%	57,773	1,245	2.15%
Total interest-earning assets	2,423,168	104,882	4.33%	1,923,451	103,243	5.37%
Non interest-earning assets	219,144			184,077
Allowance for loan losses	(16,176)			(12,171)
Total assets	$2,626,136			$2,095,357
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits
Checking accounts	$195,870	$267	0.14%	$91,598	$1,939	2.12%
Savings accounts	379,599	1,491	0.39%	281,531	2,755	0.98%
Money market accounts	593,470	2,542	0.43%	469,211	5,268	1.12%
Certificates of deposit	376,618	5,961	1.58%	392,194	8,353	2.13%
Brokered Deposits	20,135	567	2.82%	15,507	470	3.03%
Total interest bearing deposits	1,565,692	10,828	0.69%	1,250,041	18,785	1.50%
Other borrowed funds	70,914	1,121	1.58%	60,716	1,751	2.88%
Total interest-bearing liabilities	1,636,606	11,949	0.73%	1,310,757	20,536	1.57%
Non-interest bearing liabilities
Demand Deposits	694,373			536,332
Other liabilities	13,501			21,063
Total Liabilities	2,344,480			1,868,152
Shareholders' equity	281,656			227,205
Total liabilities & sharesholders' equity	$2,626,136			$2,095,357
Net interest income on a fully taxable equivalent basis		92,933			82,707
Less taxable equivalent adjustment		(1,732)			(2,120)
Net interest income		$91,201			$80,587
Net interest spread (3)			3.60%			3.80%
Net interest margin (4)			3.84%			4.30%
(1)	Annualized on a fully taxable equivalent basis calculated using a federal tax rate of 21% for the three months ended September 30, 2020 and 2019.
(2)	Nonaccrual loans are included in average amounts outstanding.
(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income on a fully tax equivalent basis as a percentage of average interest-earning assets.

	Nine Months Ended
	September 30, 2020			September 30, 2019
		Interest			Interest
	Average	Income/	Rate Earned/ Paid	Average	Income/	Rate Earned/ Paid
	Balance	Expenses (1)	(1)	Balance	Expenses (1)	(1)

	(dollars in thousands)
ASSETS
Interest-earning assets
Loans (2)
Taxable	$1,857,288	$88,326	4.76%	$1,417,376	$76,317	5.38%
Tax-exempt	116,428	5,960	5.12%	96,176	6,005	6.24%
Securities
Taxable (available for sale)	116,792	2,907	2.49%	78,007	2,298	2.95%
Tax-exempt (available for sale)	66,160	2,134	3.23%	52,221	1,875	3.59%
Taxable (held to maturity)	12,113	289	2.39%	29,685	728	2.45%
Tax-exempt (held to maturity)	9,010	239	2.65%	11,105	310	2.79%
Cash and due from banks	77,374	216	0.28%	68,144	1,586	2.33%
Total interest-earning assets	2,255,165	100,071	4.44%	1,752,714	89,119	5.08%
Non interest-earning assets	207,466			150,747
Allowance for loan losses	(14,087)			(12,204)
Total assets	$2,448,544			$1,891,257
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits
Checking accounts	$194,592	$796	0.41%	$81,051	$1,880	2.32%
Savings accounts	343,196	1,915	0.56%	250,783	2,564	1.02%
Money market accounts	542,993	3,388	0.62%	425,662	4,847	1.14%
Certificates of deposit	371,170	6,793	1.83%	379,836	8,139	2.14%
Brokered Deposits	18,090	523	2.89%	16,661	488	2.93%
Total interest bearing deposits	1,470,041	13,415	0.91%	1,153,993	17,918	1.55%
Other borrowed funds	97,727	1,602	1.64%	44,806	1,446	3.23%
Total interest-bearing liabilities	1,567,768	15,017	0.96%	1,198,799	19,364	1.62%
Non-interest bearing liabilities
Demand Deposits	608,359			479,733
Other liabilities	15,109			17,947
Total Liabilities	2,191,236			1,696,479
Shareholders' equity	257,308			194,778
Total liabilities & sharesholders' equity	$2,448,544			$1,891,257
Net interest income on a fully taxable equivalent basis		85,054			69,755
Less taxable equivalent adjustment		(1,750)			(1,720)
Net interest income		$83,304			$68,035
Net interest spread (3)			3.48%			3.47%
Net interest margin (4)			3.77%			3.98%
(1)	Annualized on a fully taxable equivalent basis calculated using a federal tax rate of 21% for the nine months ended September 30, 2020 and 2019.
(2)	Nonaccrual loans are included in average amounts outstanding.
(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income on a fully tax equivalent basis as a percentage of average interest-earning assets.

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

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	Compared with			Compared with
	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	Increase/(Decrease) Due to Change in			Increase/(Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total

	(dollars in thousands)			(dollars in thousands)
Interest income
Loans
Taxable	$22,196	$(16,928)	$5,268	$21,677	$(9,668)	$12,009
Tax-exempt	913	(3,109)	(2,196)	1,142	(1,187)	(45)
Securities
Taxable (AFS)	511	(401)	110	1,008	(399)	609
Tax-exempt (AFS)	692	(215)	477	464	(205)	259
Taxable (HTM)	(381)	(380)	(761)	(420)	(19)	(439)
Tax-exempt (HTM)	(88)	(37)	(125)	(56)	(15)	(71)
Cash and due from banks	490	(1,624)	(1,134)	190	(1,560)	(1,370)
Total interest income	24,333	(22,694)	1,639	24,005	(13,053)	10,952
Interest expense
Deposits
Checking accounts	$1,074	$(2,746)	$(1,672)	$1,268	$(2,352)	$(1,084)
Savings accounts	748	(2,012)	(1,264)	753	(1,402)	(649)
Money market accounts	1,136	(3,862)	(2,726)	1,107	(2,566)	(1,459)
Certificates of deposit	(320)	(2,072)	(2,392)	(182)	(1,164)	(1,346)
Brokered Deposits	132	(35)	97	41	(6)	35
Total interest bearing deposits	2,770	(10,727)	(7,957)	2,987	(7,490)	(4,503)
Other borrowed funds	258	(888)	(630)	1,115	(959)	156
Total interest expense	3,028	(11,615)	(8,587)	4,102	(8,449)	(4,347)
Change in net interest income	$21,305	$(11,079)	$10,226	$19,903	$(4,604)	$15,299

CHANGES IN FINANCIAL CONDITION

Total Assets. Total assets increased $429.1 million, or 19.4%, to $2.64 billion at September 30, 2020, from $2.21 billion at December 31, 2019.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $5.7 million to $80.8 million at September 30, 2020 from $86.5 million at December 31, 2019.

Investment Securities. The carrying value of total investment securities decreased by $45.2 million to $180.0 million at September 30, 2020, from $225.2 million at December 31, 2019. This decrease was largely the result of the aforementioned sale of $36.6 million of U.S. Treasury notes during the second quarter of 2020.

Loans. Net loans increased by $452.0 million, totaling $2.18 billion at September 30, 2020 compared to $1.72 billion at December 31, 2019. This increase was primarily the result of loans originated during the second quarter of 2020 under the PPP, offset by pay-downs of commercial lines with proceeds from these loans. This increase is also the result of loans acquired in the Timberwood acquisition.

Bank-Owned Life Insurance. At September 30, 2020, our investment in bank-owned life insurance was $31.2 million, an increase of $6.3 million from $24.9 million at December 31, 2019. This increase was primarily the result of bank-owned life insurance acquired in the Timberwood acquisition.

Deposits. Deposits increased $427.7 million, or 23.2%, to $2.27 billion at September 30, 2020 from $1.84 billion at December 31, 2019. This increase was primarily the result of proceeds of much of the loans originated under the PPP remaining in the depository accounts of the Company’s customers, as well as a result of the deposits acquired in the Timberwood acquisition.

Borrowings. At September 30, 2020, borrowings consisted of advances from the FHLB of Chicago, as well as notes payable and subordinated debt to other banks. Total FHLB borrowings decreased to $25.0 million at September 30, 2020 from $39.8 million of FHLB borrowings at December 31, 2019. Notes payable to other banks totaled $0 at September 30, 2020 and $10.0 million at December 31, 2019. Subordinated debt owed to other banks totaled $20.5 million at September 30, 2020 and $18.6 million December 31, 2019.

Stockholders’ Equity. Total stockholders’ equity increased $55.9 million, or 24.3%, to $286.1 million at September 30, 2020, from $230.2 million at December 31, 2019.

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

Our loan portfolio is our most significant earning asset, comprising 83.1% and 78.6% of our total assets as of September 30, 2020 and December 31, 2019, respectively. Our strategy is to grow our loan portfolio by originating quality commercial and consumer loans that comply with our credit policies and that produce revenues consistent with our financial objectives. We believe our loan portfolio is well-balanced, which provides us with the opportunity to grow while monitoring our loan concentrations.

Loans increased $456.9 million, or 26.3%, to $2.19 billion as of September 30, 2020 as compared to $1.74 billion as of December 31, 2019. This increase during the first nine months of 2020 has been comprised of an increase of $240.1 million or 79.4% in commercial and industrial loans, an increase of $143.5 million or 17.7% in commercial real estate loans, an increase of $18.0 million or 13.6% in construction and development loans, an increase of $40.3 million or 9.0% in residential 1-4 family loans and an increase of $14.9 million or 37.3% in consumer and other loans. The increase in loans was primarily due to the acquisition of Timberwood, which included $118.4 million in loan balances, as well as the originations of $279.6 million in PPP loans during the first nine months of 2020, consisting of 1,876 individual loans with an average balance of $149,000.

The following table presents the balance and associated percentage of each major category in our loan portfolio at September 30, 2020, December 31, 2019, and September 30, 2019:

	September 30,		December 31,		September 30,
	2020	% of Total	2019	% of Total	2019	% of Total

	(dollars in thousands)
Commercial & industrial
Commercial & industrial	$547,750	25%	$302,538	17%	$310,536	18%
Deferred costs net of unearned fees	(5,247)	0%	(158)	0%	(178)	0%
Total commercial & industrial	542,503	25%	302,380	17%	310,358	18%
Commercial real estate
Owner Occupied	530,476	24%	459,782	26%	467,030	27%
Non-owner occupied	426,463	20%	353,723	20%	337,558	20%
Deferred costs net of unearned fees	(250)	0%	(362)	0%	(385)	0%
Total commercial real estate	956,689	44%	813,143	46%	804,203	47%
Construction & Development
Construction & Development	150,139	7%	132,296	8%	118,055	7%
Deferred costs net of unearned fees	27	0%	(133)	0%	(123)	0%
Total construction & development	150,166	7%	132,163	8%	117,932	7%
Residential 1-4 family
Residential 1-4 family	488,925	22%	448,605	26%	443,906	26%
Deferred costs net of unearned fees	7	0%	25	0%	42	0%
Total residential 1-4 family	488,932	22%	448,630	26%	443,948	26%
Consumer
Consumer	29,684	1%	29,462	2%	31,665	2%
Deferred costs net of unearned fees	133	0%	124	0%	123	0%
Total consumer	29,817	1%	29,586	2%	31,788	2%
Other Loans
Other	25,552	1%	10,440	1%	5,985	0%
Deferred costs net of unearned fees	(431)	0%	1	0%	(1)	0%
Total other loans	25,121	1%	10,441	1%	5,984	0%
Total loans	$2,193,228	100%	$1,736,343	100%	$1,714,213	100%

Our directors and officers and their associates are customers of, and have other transactions with, the Bank in the normal course of business. All loans and commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than normal risk of collection or present other unfavorable features. At September 30, 2020 and December 31, 2019, total loans outstanding to such directors and officers and their associates were $60.3 million and $68.6 million, respectively. During the nine months ended September 30, 2020, $44.9 million of additions and $53.2 million of repayments were made to these loans. At September 30, 2020 and December 31, 2019, all of the loans to directors and officers were performing according to their original terms, other than standard and customary payment deferrals allowed under the CARES act, which were provided under the same terms as all other customers of the Bank.

Loan categories

The principal categories of our loan portfolio are discussed below:

Commercial and Industrial (C&I). Our C&I portfolio totaled $542.5 million and $302.4 million at September 30, 2020 and December 31, 2019, respectively, and represented 25% and 17% of our total loans at those dates. The increase in this loan category was the result of $279.6 million in PPP loans made primarily in the second quarter of 2020.

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

Commercial Real Estate (CRE). Our CRE loan portfolio totaled $956.7 million and $813.1 million at September 30, 2020 and December 31, 2019, respectively, and represented 44% and 46% of our total loans at those dates.

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

Construction and Development (C&D). Our C&D loan portfolio totaled $150.2 million and $132.2 million at September 30, 2020 and December 31, 2019, respectively, and represented 7% and 8% of our total loans at those dates.

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

Residential 1 – 4 Family. Residential 1 – 4 family loans held in portfolio amounted to $488.9 million and $448.6 million at September 30, 2020 and December 31, 2019, respectively, and represented 22% and 26% of our total loans at those dates.

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

We were servicing mortgage loans sold to others without recourse of approximately $628.2 million at September 30, 2020 and $554.4 million at December 31, 2019.

Loans sold with the retention of servicing assets result in the capitalization of servicing rights. Loan servicing rights are included in other assets and are carried at fair value. The net balance of capitalized servicing rights amounted to $4.1 million and $4.3 million at September 30, 2020 and December 31, 2019, respectively.

Consumer Loans. Our consumer loan portfolio totaled $29.8 million and $29.6 million at September 30, 2020 and December 31, 2019, respectively, and represented 1% and 2% of our total loans at those dates. Consumer loans include secured and unsecured loans, lines of credit and personal installment loans.

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

Other Loans. Our other loans totaled $25.1 million and $10.4 million at September 30, 2020 and December 31, 2019, respectively, and are immaterial to the overall loan portfolio. The other loans category consists primarily of over-drafted depository accounts, loans utilized to purchase or carry securities and loans to nonprofit organizations.

Loan Portfolio Maturities. The following tables summarize the dollar amount of loans maturing in our portfolio based on their loan type and contractual terms to maturity at September 30, 2020 and December 31, 2019, respectively. The tables do not include any estimate of prepayments, which can significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One Year or	One to Five	Over Five
As of September 30, 2020	Less	Years	Years	Total

	(dollars in thousands)
Commercial & industrial	$65,011	$393,304	$84,188	$542,503
Commercial real estate	116,066	424,853	415,770	956,689
Construction & Development	33,706	17,325	99,135	150,166
Residential 1-4 family	18,770	61,579	408,583	488,932
Consumer and other	5,315	40,193	9,430	54,938
Total	$238,868	$937,254	$1,017,106	$2,193,228

	One Year or	One to Five	Over Five
As of December 31, 2019	Less	Years	Years	Total

	(dollars in thousands)
Commercial & industrial	$93,244	$120,816	$88,320	$302,380
Commercial real estate	120,010	421,789	271,344	813,143
Construction & Development	27,079	43,132	61,952	132,163
Residential 1-4 family	27,120	65,537	355,973	448,630
Consumer and other	10,825	20,438	8,764	40,027
Total	$278,278	$671,712	$786,353	$1,736,343

The following tables summarize the dollar amount of loans maturing in our portfolio based on whether the loan has a fixed or variable rate of interest and their contractual terms to maturity at September 30, 2020 and December 31, 2019, respectively. The tables do not include any estimate of prepayments, which can significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One Year or	One to Five	Over Five
As of September 30, 2020	Less	Years	Years	Total

	(dollars in thousands)
Predetermined interest rates	$137,433	$844,534	$557,906	$1,539,873
Floating or adjustable interest rates	101,435	92,720	459,200	653,355
Total	$238,868	$937,254	$1,017,106	$2,193,228

	One Year or	One to Five	Over Five
As of December 31, 2019	Less	Years	Years	Total

	(dollars in thousands)
Predetermined interest rates	$141,578	$574,071	$389,942	$1,105,591
Floating or adjustable interest rates	136,700	97,641	396,411	630,752
Total	$278,278	$671,712	$786,353	$1,736,343

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

Our nonperforming assets consist of nonperforming loans and foreclosed real estate. Nonperforming loans are those on which the accrual of interest has stopped, as well as loans that are contractually 90 days past due on which interest continues to accrue. The composition of our nonperforming assets is as follows:

	September 30,	December 31,	September 30,
	2020	2019	2019

	(dollars in thousands)
Nonaccruals	$17,808	$5,093	$4,692
Loans past due > 90 days, but still accruing	75	354	527
Total nonperforming loans	$17,883	$5,447	$5,219
Accruing troubled debt resructured loans	$1,223	$1,844	$175
Nonperforming loans as a percent of gross loans	0.84%	0.31%	0.30%
Nonperforming loans as a percent of total assets	0.68%	0.25%	0.24%

At September 30, 2020 and December 31, 2019, impaired loans had specific reserves of $1.6 million and $0.8 million, respectively.

Nonaccrual Loans

Loans are typically placed on nonaccrual status when any payment of principal and/or interest is 90 days or more past due, unless the collateral is sufficient to cover both principal and interest and the loan is in the process of collection. Loans are also placed on nonaccrual status when management believes, after considering economic and business conditions, that the principal or interest will not be collectible in the normal course of business. We monitor closely the performance of our loan portfolio. In addition to the monitoring and review of loan performance internally, we have also contracted with an independent organization to review our commercial and retail loan portfolios. The status of delinquent loans, as well as situations identified as potential problems, is reviewed on a regular basis by senior management. The increase in nonaccrual loans during the first nine months of 2020 were primarily due to negative impacts of the current economic conditions on five large commercial customers. Two of these customers, whose balances comprise 57% of the total value of nonaccrual loans at September 30, 2020, remain current with their loan repayments. The remaining three relationships are either adequately collateralized or only modestly under collateralized, in which case specific reserves have been established within the allowance for loan losses, and are performing under terms of reorganization plans.

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

As of September 30, 2020 and December 31, 2019 the Company had specific reserves of $0 and $80,000 for TDRs, respectively, and none of them have subsequently defaulted.

During the first half of 2020 the Bank has experienced an increase in customer requests for loan modifications and payment deferrals as a result of impacts of the COVID-19 pandemic. The CARES act, signed into law on March 27, 2020, allowed financial institutions the option to exempt loan modifications related to the COVID-19 pandemic that would otherwise be categorized as a TDR from consideration for TDR treatment. Modifications in the scope of the exemption include forbearance agreements, interest-rate modifications, repayment plan changes and any other similar arrangements that would delay payments of principal or interest. This relief is allowable on modifications on loans which were not more than 30 days past due as of December 31, 2019, and that occur after March 1, 2020, and before the earlier of 60 days after the date on which the national emergency related to the COVID-19 outbreak is terminated. The Company granted payment deferrals to over 625 customers on loans totaling over $271.5 million. These deferrals were primarily for lengths in the range of 60 to 180 days, and were a combination of deferrals of principal payments only (89.7% by dollar value) or both principal and interest payments (10.3% by dollar value). As of September 30, 2020, these totals had decreased to 383 loans totaling $187.3 million.

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

Loans totaling $52.3 million were classified substandard under the Bank’s policy at September 30, 2020 and loans totaling $60.3 million were classified substandard under the Bank’s policy as of December 31, 2019. The following table sets forth information related to the credit quality of our loan portfolio at September 30, 2020 and December 31, 2019.

Loan type (in thousands)	Pass	Watch	Substandard	Total
As of September 30, 2020 (unaudited)
Commercial & industrial	$505,025	$32,736	$4,742	$542,503
Commercial real estate	799,803	111,943	44,943	956,689
Construction & Development	144,925	5,101	140	150,166
Residential 1-4 family	478,640	7,829	2,463	488,932
Consumer	29,805	12	—	29,817
Other loans	24,868	253	—	25,121
Total loans	$1,983,066	$157,874	$52,288	$2,193,228

Loan type (in thousands)	Pass	Watch	Substandard	Total
As of December 31, 2019
Commercial & industrial	$270,948	$19,074	$12,358	$302,380
Commercial real estate	693,642	72,610	46,891	813,143
Construction & Development	128,820	3,313	30	132,163
Residential 1-4 family	441,144	6,511	975	448,630
Consumer	29,517	37	32	29,586
Other loans	6,504	3,937	—	10,441
Total loans	$1,570,575	$105,482	$60,286	$1,736,343

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

The following table summarizes the changes in our ALL for the periods indicated:

	Nine months ended	Year ended	Nine months ended
	September 30,	December 31,	September 30,
	2020	2019	2019

	(dollars in thousands)
Period-end loans outstanding (net of unearned discount and deferred loan fees)	$2,193,228	$1,736,343	$1,714,213
Average loans outstanding (net of unearned discount and deferred loan fees)	$1,973,716	$1,565,261	$1,513,552
Balance of allowance for loan losses at the beginning of period	$11,396	$12,248	$12,248
Loans charged-off:
Commercial & industrial	631	1,229	1,229
Commercial real estate - owner occupied	773	4,994	4,974
Commercial real estate - non-owner occupied	—	62	55
Construction & Development	—	—	—
Residential 1-4 family	63	276	83
Consumer	33	76	75
Other Loans	19	41	29
Total loans charged-off	1,519	6,678	6,445

Recoveries of loans previously charged off:
Commercial & industrial	2	11	3
Commercial real estate - owner occupied	873	356	4
Commercial real estate - non-owner occupied	40	60	60
Construction & Development	—	—	—
Residential 1-4 family	40	130	126
Consumer	—	11	4
Other Loans	11	8	6
Total recoveries of loans previously charged off:	966	576	203
Net Loan charge-offs	553	6,102	6,242
Provision charged to operating expense	5,475	5,250	4,125
Balance at end of period	$16,318	$11,396	$10,131
Ratio of net charge offs during the year to average loans outstanding	0.03%	0.39%	0.48%
Ratio of allowance for loan losses to loans outstanding	0.74%	0.66%	0.59%

The level of charge-offs depends on many factors, including the national and regional economy. Cyclical lagging factors may result in charge-offs being higher than historical levels. Although the allowance is allocated between categories, the entire allowance is available to absorb losses attributable to all loan categories. Management believes that the current ALL is adequate.

The following table summarizes an allocation of the ALL and the related percentage of loans outstanding in each category for the periods below.

	September 30,		December 31,		September 30,
	2020		2019		2019
(in thousands, except %)	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans
Loan Type:
Commercial & industrial	$1,829	25%	$2,320	17%	$2,302	18%
Commercial real estate - owner occupied	5,682	24%	4,587	26%	3,140	27%
Commercial real estate - non-owner occupied	3,894	20%	1,578	20%	1,919	20%
Construction & Development	1,022	7%	548	8%	504	7%
Residential 1-4 family	3,405	22%	2,169	26%	2,092	26%
Consumer	194	1%	141	2%	147	2%
Other Loans	292	1%	53	1%	27	0%
Total allowance	$16,318	100%	$11,396	100%	$10,131	100%

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

Deposits. Our current deposit products include non-interest bearing and interest-bearing checking accounts, savings accounts, money market accounts, and certificate of deposits. As of September 30, 2020, deposit liabilities accounted for approximately 86.0% of our total liabilities and equity. We accept deposits primarily from customers in the communities in which our branches and offices are located, as well as from small businesses and other customers throughout our lending area. We rely on our competitive pricing and products, quality customer service, and convenient locations and hours to attract and retain deposits. Deposit rates and terms are based primarily on current business strategies, market interest rates, liquidity requirements and our deposit growth goals.

Total deposits were $2.27 billion and $1.84 billion as of September 30, 2020 and December 31, 2019, respectively. Noninterest-bearing deposits at September 30, 2020 and December 31, 2019, were $688.2 million and $476.5 million, respectively, while interest-bearing deposits were $1.58 billion and $1.37 billion at September 30, 2020 and December 31, 2019, respectively.

At September 30, 2020, we had a total of $386.6 million in certificates of deposit, including $19.8 million of brokered deposits. Based on historical experience and our current pricing strategy, we believe we will retain a majority of these accounts upon maturity, although our long-term strategy is to minimize reliance on certificates of deposits by increasing relationship deposits in lower earning savings and demand deposit accounts.

The following tables set forth the average balances of our deposits for the periods indicated:

	Nine months ended			Year ended			Nine months ended
	September 30, 2020			December 31, 2019			September 30, 2019
			Weighted			Weighted			Weighted
	Amount	Percent	average rate	Amount	Percent	average rate	Amount	Percent	average rate

	(dollars in thousands)
Noninterest-bearing demand deposits	$608,539	29.3%	N/A	$495,039	29.4%	N/A	$479,733	29.4%	N/A
Interest-bearing checking deposits	194,592	9.4%	0.41%	90,273	5.4%	1.98%	81,051	5.0%	2.32%
Savings deposits	343,196	16.5%	0.56%	261,977	15.6%	0.98%	250,783	15.4%	1.02%
Money market accounts	542,993	26.1%	0.62%	440,773	26.2%	1.11%	425,662	26.1%	1.14%
Certificates of deposit	371,170	17.9%	1.83%	380,117	22.6%	2.14%	379,836	23.2%	2.14%
Brokered deposits	18,090	0.8%	2.89%	16,387	1.0%	2.95%	16,661	1.0%	2.93%
Total	$2,078,580	100%		$1,684,566	100%		$1,633,726	100%

Certificates of deposit of $100,000 or greater by maturity are as follows:

	September 30,	December 31,	September 30,
	2020	2019	2019

	(dollars in thousands)
Less than 3 months remaining	$28,922	$34,306	$26,034
3 to 6 months remaining	33,558	23,201	32,640
6 to 12 months remaining	65,671	38,937	40,002
12 months or more remaining	45,127	80,151	85,277
Total	$173,278	$176,595	$183,953

Retail certificates of deposit of $100,000 or greater totaled $173.3 million and $176.6 million at September 30, 2020 and December 31, 2019, respectively. Interest expense on retail certificates of deposit of $100,000 or greater was $2.5 million for the nine months ended September 30, 2020, and $3.5 million for the year ended December 31, 2019.

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated:

	September 30,	December 31,	September 30,
	2020	2019	2019

	(dollars in thousands)
Interest Rate:
Less than 1.00%	$86,110	$168	$2,654
1.00% to 1.99%	142,162	165,763	134,933
2.00% to 2.99%	127,921	190,164	234,276
3.00% to 3.99%	30,419	32,911	32,761
Total	$386,612	$389,006	$404,624

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

The following table summarizes securities sold under repurchase agreements, and the weighted average interest rates paid:

	Nine months	Year ended	Nine months
	ended	December 31,	ended
(dollars in thousands)	September 30, 2020	2019	September 30, 2019
Average daily amount of securities sold under repurchase agreements during the period	$39,179	$21,522	$22,134
Weighted average interest rate on average daily securities sold under repurchase agreements	0.37%	2.14%	2.31%
Maximum outstanding securities sold under repurchase agreements at any month-end	$79,718	$45,865	$42,338
Securities sold under repurchase agreements at period end	$23,894	$45,865	$12,201
Weighted average interest rate on securities sold under repurchase agreements at period end	0.01%	1.47%	1.83%

Borrowings

The Company’s borrowings have historically consisted primarily of FHLB of Chicago advances collateralized by a blanket pledge agreement on the Company’s FHLB capital stock and retail and commercial loans held in the Company’s portfolio. There were $25.0 million of advances outstanding from the FHLB at September 30, 2020, and $39.8 million as of December 31, 2019.

The total loans pledged as collateral were $885.0 million at September 30, 2020 and $815.2 million at December 31, 2019. Outstanding letters of credit from the FHLB totaled $4.9 million at September 30, 2020 and December 31, 2019.

The following table summarizes borrowings, which consist of borrowings from the FHLB, and the weighted average interest rates paid:

	Nine months	Year ended	Nine months
	ended	December 31,	ended
(dollars in thousands)	September 30, 2020	2019	September 30, 2019
Average daily amount of borrowings outstanding during the period	$39,384	$16,665	$8,873
Weighted average interest rate on average daily borrowing	1.48%	1.90%	1.75%
Maximum outstanding borrowings at any month-end	$58,800	$39,800	$39,800
Borrowing outstanding at period end	$24,988	$39,800	$39,800
Weighted average interest rate on borrowing at period end	1.29%	1.80%	1.80%

Lines of credit and other borrowings.

We maintained a $5.0 million line of credit with a commercial bank. At December 31, 2019, the Company had an outstanding balance of $5.0 million on this line. Borrowings under this note carried interest at a variable rate with a floor of 3.50%, and was due in full on May 25, 2021. This agreement was terminated on July 22, 2020.

We also maintained a $5.0 million line of credit with another commercial bank. At December 31, 2019, the Company had an outstanding balance of $5.0 million on this line. This note was not renewed when it matured on May 19, 2020.

We maintain a $7.5 million line of credit with another commercial bank, which was entered into on May 15, 2020. There were no outstanding balances on this note at September 30, 2020. Any future borrowings will required monthly payments of interest at a variable rate, and will be due in full on May 15, 2021.

During September 2017, the Company entered into subordinated note agreements with three separate commercial banks, where the Company had up to twelve months from entering these agreements to borrow funds up to a maximum availability of $22.5 million. As of September 30, 2020 and December 31, 2019, outstanding balances under these agreements totaled $11.5 million. These notes were all issued with 10-year maturities, carry interest at a variable rate payable quarterly, are callable on or after the sixth anniversary of their issuance dates, and qualify for Tier 2 capital for regulatory purposes.

As part of the Partnership acquisition, the Company assumed a subordinated note agreement with an outstanding balance of $7.0 million, and a fair market value adjustment of $0.2 million ($12,000 and $61,000 at June 30, 2020 and December 31, 2019, respectively). The total amount outstanding was $7.0 million and $7.1 million at September 30, 2020 and December 31, 2019, respectively. The note was set to mature on October 1, 2025, required quarterly interest-only payments at a rate of 7.1% prior to maturity, and could be prepaid without penalty after October 1, 2020. This note qualified for Tier 2 capital for regulatory purposes. This note was prepaid in full on October 1, 2020.

On July 22, 2020, the Company entered into subordinated note agreements with two separate commercial banks. The Company has through December 31, 2020, to borrow funds up to a maximum availability of $6.0 million under each agreement, or $12.0 million total. These notes were issued with 10-year maturities, will carry interest at a fixed rate of 5.0% through June 30, 2025, and at a variable rate thereafter, payable quarterly. These notes are callable on or after January 1, 2026 and qualify for Tier 2 capital for regulatory purposes. The Company had outstanding balances of $2.0 million under these agreements at September 30, 2020.

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

Securities available for sale consist of obligations of states and political subdivision, mortgage-backed securities, and corporate notes. Securities classified as available for sale, which management has the intent and ability to hold for an indefinite period of time, but not necessarily to maturity, are carried at fair value, with unrealized gains and losses, net of related deferred income taxes, included in stockholders’ equity as a separate component of other comprehensive income. The fair value of securities available for sale totaled $173.3 million and included gross unrealized gains of $8.2 million and gross unrealized losses of $0.1 at September 30, 2020. At December, 31 2019, the fair value of securities available for sale totaled $181.5 million and included gross unrealized gains of $3.4 million and gross unrealized losses of $0.2 million.

Securities classified as held to maturity consist of obligations of states and political subdivisions. These securities, which management has the intent and ability to hold to maturity, are reported at amortized cost. Securities held to maturity totaled $6.7 million and $43.7 million at September 30, 2020 and December 31, 2019, respectively.

The Company recognized a net gain on sale of available for sale securities of $0.1 million during the nine-months ended September 30, 2020, The Company recognized a net gain of $3.1 million on sale of held to maturity securities during the nine-months ended September 30, 2020. The Company recognized a net gain of $0.2 million on the sale of an investment previously classified as an “other investment” and a $22,000 gain on sale of available for sale securities during the nine-months ended September 30, 2019.

The following table sets forth the fair value of available for sale investment securities, the amortized costs of held to maturity and the percentage distribution at the dates indicated:

	September 30,		December 31,
	2020		2019
	Amount	Percent	Amount	Percent

	(dollars in thousands)
Available for sale securities, at estimated fair value
Obligations of U.S. Government sponsored agencies	$18,819	11%	$12,060	7%
Obligations of states and political subdivisions	73,517	43%	54,771	30%
Mortgage-backed securities	50,804	29%	51,720	28%
Corporate notes	27,832	16%	62,955	35%
Certificates of deposit	2,362	1%	—	0%
Total securities available for sale	173,334	100%	181,506	100%
Held to maturity securities, at amortized cost
U.S. Treasury securities	—	0%	33,527	77%
Obligations of states and political subdivisions	6,670	100%	10,207	23%
Total securities held to maturity	6,670	100%	43,734	100%
Total	$180,004		$225,240

The following tables set forth the composition and maturities of investment securities as of September 30, 2020 and December 31, 2019. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

			After One, But		After Five, But
			Within Five		Within Ten
	Within One Year		Years		Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)

	(dollars in thousands)
At September 30, 2020
Available for sale securities
Obligations of U.S.
Government sponsored agencies	$304	0.4%	$311	0.1%	$2,185	2.1%	$15,483	1.8%	$18,283	1.8%
Obligations of states and political subdivisions	—	0.0%	5,407	3.7%	8,829	3.2%	55,178	3.4%	69,414	3.4%
Mortgage-backed securities	1,687	2.2%	15,546	2.4%	18,806	2.8%	11,825	2.6%	47,864	2.6%
Corporate notes	11,936	2.9%	4,958	3.3%	—	—	10,431	0.8%	27,325	2.1%
Certificates of deposit	496	2.0%	1,824	1.0%	—	—	—	—	2,320	1.2%
Total available for sale securities	$14,423	2.7%	$28,046	2.7%	$29,820	2.9%	$92,917	2.7%	$165,206	2.7%
Held to maturity securities
Obligations of states and political subdivisions	$751	1.8%	$3,524	2.6%	$2,395	2.9%	$—	—	$6,670	2.6%
Total	$15,174	2.6%	$31,570	2.7%	$32,215	2.9%	$92,917	2.7%	$171,876	2.7%

			After One, But		After Five, But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)

	(dollars in thousands)
At December 31, 2019
Available for sale securities
Obligations of U.S. Government sponsored agencies	$—	—	$—	—	$—	—	$12,218	2.3%	$12,218	2.3%
Obligations of states and political subdivisions	1,685	3.1%	6,524	3.5%	13,153	3.7%	31,231	3.7%	52,593	3.6%
Mortgage-backed securities	1,469	2.1%	18,395	2.5%	19,514	2.9%	11,392	2.8%	50,770	2.7%
Corporate notes	45,752	1.8%	16,815	3.0%	—	—	228	8.3%	62,795	2.1%
Total available for sale securities	$48,906	1.9%	$41,734	2.8%	$32,667	3.2%	$55,069	3.2%	$178,376	2.8%
Held to maturity securities
U.S. Treasury securities	$3,508	2.3%	$12,501	2.6%	$17,517	2.4%	$—	—	$33,526	2.4%
Obligations of states and political subdivisions	628	1.6%	4,276	2.4%	2,395	2.9%	2,909	3.8%	10,208	2.9%
Total held to maturity securities	4,136	2.1%	16,777	2.5%	19,912	2.5%	2,909	3.8%	43,734	2.5%
Total	$53,042	1.9%	$58,511	2.8%	$52,579	2.9%	$57,978	3.2%	$222,110	2.7%
(1)	Weighted Average Yield is shown on a fully taxable equivalent basis using a federal tax rate of 21% at September 30, 2020 and December 31, 2019, respectively.

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

As of September 30, 2020, 5 debt securities had gross unrealized losses, with negligible aggregate depreciation from our amortized cost basis. The largest unrealized loss percentage of any single security was 1.14% (or $58,000) of its amortized cost. This was also the largest unrealized dollar loss of any security.

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

Capital Adequacy. Total stockholders’ equity was $286.1 million at September 30, 2020 compared to $230.2 million at December 31, 2019.

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

Federal banking regulators have issued risk-based capital guidelines, which assign risk factors to asset categories and off-balance-sheet items. The following table reflects capital ratios computed utilizing the implemented Basel III regulatory capital framework discussed above:

					Minimum Capital
					Required for
					Capital Adequacy		Minimum To Be
					Plus Capital		Well-Capitalized
			Minimum Capital		Conservation Buffer		Under Ptompt
			Required for		Basel III Fully		Corective Action
	Actual		Capital Adequacy		Phased In		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
At September 30, 2020
Bank First Corporation:
Total capital (to risk-weighted assets)	$255,984	11.9%	N/A	N/A	N/A	N/A	N/A	N/A
Tier I capital (to risk-weighted assets)	219,154	10.2%	N/A	N/A	N/A	N/A	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	219,154	10.2%	N/A	N/A	N/A	N/A	N/A	N/A
Tier I capital (to average assets)	219,154	8.5%	N/A	N/A	N/A	N/A	N/A	N/A
Bank First, N.A:
Total capital (to risk-weighted assets)	$252,284	11.7%	172,179	8.0%	225,985	10.5%	215,224	10.0%
Tier I capital (to risk-weighted assets)	235,966	11.0%	129,135	6.0%	182,941	8.5%	172,179	8.0%
Common equity tier I capital (to risk-weighted assets)	235,966	11.0%	96,851	4.5%	150,657	7.0%	139,896	6.5%
Tier I capital (to average assets)	235,966	9.3%	102,019	4.0%	102,019	4.0%	127,524	5.0%
At December 31, 2019
Bank First Corporation:
Total capital (to risk-weighted assets)	$208,900	10.4%	N/A	N/A	N/A	N/A	N/A	N/A
Tier I capital (to risk-weighted assets)	178,882	8.9%	N/A	N/A	N/A	N/A	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	178,882	8.9%	N/A	N/A	N/A	N/A	N/A	N/A
Tier I capital (to average assets)	178,882	8.5%	N/A	N/A	N/A	N/A	N/A	N/A
Bank First, N.A:
Total capital (to risk-weighted assets)	$215,347	10.7%	161,163	8.0%	211,527	10.5%	201,454	10.0%
Tier I capital (to risk-weighted assets)	203,951	10.1%	120,872	6.0%	171,236	8.5%	161,163	8.0%
Common equity tier I capital (to risk-weighted assets)	203,951	10.1%	90,654	4.5%	141,018	7.0%	130,945	6.5%
Tier I capital (to average assets)	203,951	9.7%	84,390	4.0%	84,390	4.0%	105,487	5.0%

As previously mentioned, the Company carried $20.5 million of subordinated debt as of September 30, 2020 and December 31, 2019, respectively, which is included in total capital for the Company in the tables above.

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

Loan commitments and standby and direct pay letters of credit do not necessarily represent our future cash requirements because while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. Our off-balance sheet arrangements at the dates indicated were as follows:

	Amounts of Commitments Expiring - By Period as of September 30, 2020
		Less Than	One to Three	Three to Five	After Five
Other Commitments	Total	One Year	Years	Years	Years

	(dollars in thousands)
Unused lines of credit	$449,950	$234,499	$87,981	$27,653	$99,817
Standby and direct pay letters of credit	6,897	5,117	1,400	380	—
Credit card arrangements	9,973	—	—	—	9,973
Total commitments	$466,820	$239,616	$89,381	$28,033	$109,790

	Amounts of Commitments Expiring - By Period as of December 31, 2019
		Less Than	One to Three	Three to Five	After Five
Other Commitments	Total	One Year	Years	Years	Years

	(dollars in thousands)
Unused lines of credit	$383,209	$194,890	$47,214	$28,215	$112,890
Standby and direct pay letters of credit	17,121	5,354	5,050	5,426	1,291
Credit card arrangements	11,148	—	—	—	11,148
Total commitments	$411,478	$200,244	$52,264	$33,641	$125,329

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

This simulation assumes that there is no growth in interest-earning assets or interest-bearing liabilities over the next 12 months. The changes to net interest income shown below are in compliance with the Company’s policy guidelines. As of September 30, 2020:

Change in Interest Rates (in	Percentage Change in
Basis Points)	Net Interst Income
+400	4.2%
+300	4.0%
+200	3.7%
+100	2.3%
(100)	(3.3)%

As of December 31, 2019:

Change in Interest Rates (in	Percentage Change in
Basis Points)	Net Interst Income
+400	(0.6)%
+300	(0.4)%
+200	(0.2)%
+100	0.0%
(100)	(1.1)%

Economic Value of Equity Analysis. We also analyze the sensitivity of the Company’s financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between estimated changes in the present value of the Company’s assets and estimated changes in the present value of the Company’s liabilities assuming various changes in current interest rates. The Company’s economic value of equity analysis as of September 30, 2020 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Company would experience a 14.57% increase in the economic value of equity. At the same date, our analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, the Company would experience a 1.73% increase in the economic value of equity. The estimates of changes in the economic value of our equity require us to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on the economic value of our equity. Although our economic value of equity analysis provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of our equity and will differ from actual results.

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

Changes in Internal Control Over Financial Reporting

No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

We are a party to various litigation in the normal course of business. Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on our financial position, results of operations or liquidity.

ITEM 1A.     RISK FACTORS

Additional information regarding risk factors appears in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements” of this Form 10-Q and in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes during the quarterly period ended September 30, 2020 to the risk factors previously disclosed in the Company’s Annual Report.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.
(b)	None.
(c)	Issuer Purchases of Equity Securities

On July 21, 2020, the Company reactivated its share repurchase program, pursuant to which the Company may repurchase up to $10 million of its common stock, par value $0.01 per share, for a period of nine (9) months, ending on April 21, 2021. The program was announced in a Current Report on Form 8-K on July 27, 2020. The table below sets forth information regarding repurchases of our common stock during the third quarter of 2020 under that program and other repurchases.

			Total Number	Maximum Number
			of Shares Repurchased as	of Shares
			Part of	that May Yet Be
	Total Number of Shares	Average Price Paid per	Publicly Announced	Purchased Under the
(in thousands, except per share data)	Repurchased	Share(1)	Plans or Programs	Plans or Programs(2)
July 2020	1,852(3)	$62.96	0	170,358
August 2020	0	N/A	0	170,358
September 2020	0	N/A	0	170,358
Total	1,852	$62.96	0	170,358

(1)	The average price paid per share is calculated on a trade date basis for all open market transactions and excludes commissions and other transaction expenses.
(2)	Based on the closing per share price as of September 30, 2020 ($58.70).
(3)

On July 10, 2020, the Company repurchased the shares issued as merger consideration to the Timberwood Bank Savings and Retirement Plan. The shares were not repurchased pursuant to any publicly announced plans or programs.

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

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK FIRST CORPORATION

DATE:	November 6, 2020	BY:	/s/Kevin M. LeMahieu
Kevin M. LeMahieu
Chief Financial Officer
(Principal Financial and Accounting Officer)