Form 10-K
period 2020-12-31
Bank First Corp
filed 2021-03-12
CIK 1746109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-38676

BANK FIRST CORPORATION

(Exact name of registrant as specified in its charter)

Wisconsin	39-1435359
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

402 North 8th Street Manitowoc, Wisconsin	54220	(920) 652-3100
(Address of principal executive offices)	(Zip Code)	Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	BFC	The Nasdaq Stock Market LLC

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes f☐ No ☒

As of June 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s common stock held by non-affiliates of the registrant was $496 million, based on the closing sales price of $64.10 per share as reported on the Nasdaq Capital Market.

As of March 12, 2021, 7,728,598 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information required by Part III of this Annual Report are incorporated by reference from the Registrant’s definitive Proxy Statement for the 2021 annual meeting of shareholders to be filed with Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report.

BANK FIRST CORPORATION

ii

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

These forward-looking statements are not historical facts, and are based upon current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. The inclusion of these forward-looking statements should not be regarded as a representation by us or any other person that such expectations, estimates and projections will be achieved. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict and that are beyond our control,particularly with regard to developments related to the COVID-19 pandemic. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date of this Annual Report, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

●	business and economic conditions nationally, regionally and in our target markets, particularly in Wisconsin and the geographic areas in which we operate;
●	concentration of our loan portfolio in real estate loans and changes in the prices, values and sales volumes of commercial and residential real estate;
●	the concentration of our business within our geographic areas of operation in Wisconsin;
●	the negative impacts and disruptions resulting from the continued effects of COVID-19 on the economies and communities we serve, which has had and will likely continue to have an adverse impact on our business operations and performance, and has and may continue to have a negative impact on our credit portfolio, stock price, borrowers, and the economy as a whole both globally and domestically;
●	credit and lending risks associated with our commercial real estate, commercial and industrial, and construction and development portfolios;
●	government or regulatory responses to the COVID-19 pandemic;
●	the impact of the Paycheck Protection Program (the "PPP") loans on our results;
●	disruptions to the credit and financial markets, either nationally or globally;
●	increased competition in the banking and mortgage banking industry, nationally, regionally or locally;
●	our ability to execute our business strategy to achieve profitable growth;
●	the dependence of our operating model on our ability to attract and retain experienced and talented bankers in each of our markets;

●	risks that our cost of funding could increase, in the event we are unable to continue to attract stable and low-cost deposits;
●	our ability to maintain our operating efficiency;
●	failure to keep pace with technological change or difficulties when implementing new technologies;
●	weakness in the real estate market, including the secondary residential mortgage market, which can affect, among other things, the value of collateral securing mortgage loans, mortgage loan originations and delinquencies, profits on sales of mortgage loans, and the value of mortgage servicing rights;
●	our ability to attract and maintain business banking relationships with well-qualified businesses, real estate developers and investors with proven track records in our market areas;
●	our ability to attract sufficient loans that meet prudent credit standards, including in our commercial and industrial and owner-occupied commercial real estate loan categories;
●	failure to maintain adequate liquidity and regulatory capital and comply with evolving federal and state banking regulations;
●	inability of our risk management framework to effectively mitigate credit risk, interest rate risk, liquidity risk, price risk, compliance risk, operational risk, strategic risk and reputational risk;
●	failure to develop new, and grow our existing, streams of noninterest income;
●	our ability to oversee the performance of third-party service providers that provide material services to our business;
●	our ability to maintain expenses in line with current projections;
●	our dependence on our management team and our ability to motivate and retain our management team;
●	risks related to any future acquisitions, including failure to realize anticipated benefits from future acquisitions;
●	inability to find acquisition candidates that will be accretive to our financial condition and results of operations;
●	system failures, data security breaches, including as a result of cyberattacks, or failures to prevent breaches of our network security or that of our data processing subsidiary UFS, LLC;
●	data processing system failures and errors;
●	fraudulent and negligent acts by our clients, employees or vendors;
●	our financial reporting controls and procedures’ ability to prevent or detect all errors or fraud;
●	our ability to identify and address potential cybersecurity risks, including data security breaches, credential stuffing, malware, “denial-of-service” attacks, “hacking” and identify theft, a failure of which could disrupt our business and result in the disclosure of and/or misuse or misappropriation of confidential or proprietary information, disruption or damage to our systems, increased costs, losses, or adverse effects to our reputation;
●	fluctuations in the market value and its impact in the securities held in our securities portfolio;
●	the adequacy of our reserves (including allowance for loan and losses (“ALLL”)) and the appropriateness of our methodology for calculating such reserves;
●	increased loan losses or impairment of goodwill and other intangibles;
●	the makeup of our asset mix and investments;
●	our focus on small and mid-sized businesses;
●	an inability to raise necessary capital to fund our growth strategy, operations or to meet increased minimum regulatory capital levels;
●	the sufficiency of our capital, including sources of such capital and the extent to which capital may be used or required;
●	interest rate shifts and its impact on our financial condition and results of operation;

●	the institution and outcome of litigation and other legal proceeding against us or to which we become subject;
●	potential claims, damages, penalties, fines, and reputational damage resulting from pending or future litigation, regulatory proceedings, and enforcement actions, including costs and effects of litigation related to our participation in stimulus programs associated with the government's response to the COVID-19 pandemic;
●	changes in our accounting standards;
●	the impact of recent and future legislative and regulatory changes;
●	examinations by our regulatory authorities;
●	governmental monetary and fiscal policies;
●	changes in the scope and cost of Federal Deposit Insurance Corporation (“FDIC”) insurance and other coverage; and
●	other factors and risks described under the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections herein.

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

PART I

ITEM 1. BUSINESS

General Overview

Bank First Corporation is a Wisconsin corporation that was organized in April 1982 to serve as the holding company for Bank First, N.A., a national banking association founded in 1894. The Bank is a wholly-owned subsidiary of the Company. The Company and the Bank are headquartered in Manitowoc, Wisconsin, and the Bank is a member of the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and regulated by the Office of the Comptroller of the Currency (the “OCC”). The Bank has twenty-two (22) offices, including its headquarters, in Manitowoc, Outagamie, Brown, Winnebago, Sheboygan, Waupaca, Ozaukee, Monroe, and Jefferson counties in the State of Wisconsin. We serve businesses, professionals and consumers with a wide variety of financial services, including retail and commercial banking. Some of the products that we offer include checking accounts, savings accounts, money market accounts, cash management accounts, certificates of deposit, commercial and industrial loans, commercial real estate loans, construction and development loans, residential mortgages, consumer loans, credit cards, online banking, telephone banking and mobile banking.

The Bank has four subsidiaries: UFS, LLC (“UFS”), Bank First Investments, Inc., TVG Holdings, Inc. (“TVG”) and BFC Title, LLC. UFS is a Wisconsin limited liability company organized in 2014, in which the Bank is a 49.8% member. UFS provides core data processing, managed information technology services and private cloud services to the Bank and many other community banks in and around Wisconsin. Bank First Investments, Inc. is a Wisconsin corporation organized in 2011, and is wholly-owned by the Bank. Bank First Investments, Inc.’s purpose is to provide investment and safekeeping services to the Bank. TVG is a Wisconsin corporation organized in 2009. It is a wholly-owned subsidiary of the Bank, and its purpose is to hold the Bank’s 40% ownership interest in Ansay & Associates, LLC (“Ansay”). Ansay is one of the nation’s largest independent insurance providers, and the Bank’s minority ownership of Ansay allows the Bank to provide diversified services to our customers without the risk and expense of an in-house insurance department. BFC Title, LLC is a Wisconsin limited liability company organized in 2020. It is a wholly-owned subsidiary of the Bank, and its purpose is to hold the Bank’s 5.88% ownership interest in Generations Title, LLC, a Wisconsin title company. Aside from the Bank, the Company also has another wholly-owned subsidiary, Veritas Asset Holdings, LLC, a troubled asset liquidation company.

As of December 31, 2020, we had total consolidated assets of $2.72 billion, total loans of $2.19 billion, total deposits of $2.32 billion and total stockholders’ equity of $294.9 million. The Bank employs approximately 314 full-time equivalent employees (“FTE”), and has an assets-to-FTE ratio of approximately $8.7 million. For more information, see the Bank’s website at www.bankfirstwi.bank.

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

On May 15, 2020, the Company completed a merger with Tomah Bancshares, Inc. ("Timberwood"), a bank holding company headquartered in Tomah, Wisconsin, pursuant to the Agreement and Plan of Bank Merger, dated as of November 20, 2019, by and among the Company and Timberwood, whereby Timberwood merged with and into the Company, and Timberwood Bank, Timberwood's wholly-owned banking subsidiary, merged with and into the Bank. Timberwood's principal activity was the ownership and operation of Timberwood Bank, a state-chartered banking institution that operated one (1) branch in Wisconsin at the time of closing. The merger consideration totaled approximately $29.8 million.

Pursuant to the terms of the Merger Agreement, Timberwood shareholders received 5.1445 shares of the Company's common stock for each outstanding share of Timberwood common stock, and cash in lieu of any remaining fractional share. Company stock issued totaled 575,641 shares valued at approximately $29.4 million, with cash of $0.4 million comprising the remainder of merger consideration.

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

Our strategic priorities are organized around the CAMELS ratings, including Capital, Asset Quality, Management, Earnings, Liquidity, and Sensitivity to Market Rates. We have also added a sixth category to prioritize our strategic goals surrounding Information Technology. Under the heading of Capital, our priorities include (i) growing capital through strong earnings, (ii) developing short and long-term capital goals such that we can take advantage of opportunities as they arise and return capital to shareholders through dividends and share repurchases, and (iii) maintaining contingent capital options . Under the heading of Asset Quality, our priorities include (i) hiring and training our employees well to support our credit culture; (ii) being cognizant of laying risk; (iii) maintaining a strong relationship-based banking model; (iv) enhancing our credit administration; (v) effectively utilizing government programs; (vi) maintaining a strong credit culture; and (vii) effectively administering the Paycheck Protection Program loans and forgiveness process to best serve our customers. Under the heading of Management, our priorities are (i) to continue to enhance and modify the succession plan; (ii) to continue to improve role clarity within the senior management team; (iii) to enhance existing employee training and provide additional career development opportunities; (iv) to show appreciation and celebrate the successes of our employees; (v) to sustain and build upon employee engagement; (vi) to assist employees with career development and growth; (vii) to live the promise, culture and promise of the Bank; (viii) to maintain open communication between management and employees; and (ix) to continue to enhance the compliance function. Under the Earnings heading, our priorities include (i) loan growth; (ii) deposit growth; (iii) reinvigorating our approach to merchant services and fee income; (iv) growing our teams organically; (v) building and improving infrastructure to support our customers; (vi) identify metrics and track profitability of different bank function; (vii) expand and develop new business lines; (viii) continue to grow strategic partner referrals; and (ix) enhance the Bank’s brand awareness. Under the Liquidity heading, our priorities are (i) deploying liquidity to maximize earnings; (ii) developing deeper relationships with deposit customers; (iii) developing new business banking relationships; (iv) reviewing target balances on sweep accounts; (v) managing participations; and (vi) purchasing only top-quality, highly liquid securities. Under the heading of Sensitivity to Market Rates, our priorities include (i) developing asset liability management strategies, (ii) continuing to adjust our investment portfolio model to eliminate optionality, and (iii) maintaining an efficient community bank network with relationship-based banking. Finally, under the heading of Information Technology, our strategic priorities include (i) using technology to provide more employee training opportunities; (ii) enhancing our vendor relationships; (iii) continuing to monitor and adapt to new cybersecurity threats; (iv) moving toward paperless transactions to improve efficiency; (v) focusing on process optimization; (vi) improving our communication systems; and (vii) leveraging technology to support the Bank’s growth and improve the Bank’s marketing efforts.

Our Market Area

Our market areas primarily cover Wisconsin. The counties in our market areas include: Brown, Manitowoc, Outagamie, Sheboygan, Waupaca, Ozaukee, Monroe, Jefferson and Winnebago. Our main office is located at 402 N. 8th Street, Manitowoc, Wisconsin.

The nine counties in which the Bank has offices have an estimated aggregate population of 1,094,953, based on U.S. Census data, and total deposits of approximately $26.52 billion as of June 30, 2020, according to the most recent data published by the FDIC.

The economies of our primary markets in Manitowoc, Sheboygan, and Waupaca counties are largely driven by the food service, manufacturing, insurance, and healthcare industries. Companies with their headquarters in this area include Lakeside Foods, Point Beach Nuclear Plant, Acuity Insurance, Kohler Co., Johnsonville Sausage, Bemis, and Sargento Foods. In addition, Brown County is home to Green Bay, a major Wisconsin city, with a thriving tourism industry. Our markets in Outagamie and Winnebago counties are home to several major manufacturers, including Oshkosh Corporation, Appvion and Kimberly-Clark Corporation. The region also includes a number of higher education centers, including state universities and technical colleges.

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

Our Business

General

We emphasize a range of lending services, including commercial and residential real estate loans, construction and development loans, commercial and industrial loans, and consumer loans. Our customers are generally individuals, small to medium-sized businesses and professional firms that are located in or conduct a substantial portion of their business in our market areas. At December 31, 2020, we had total loans receivable of $2.19 billion, representing approximately 89.5% of our total earning assets. As of December 31, 2020, we had 24 nonaccrual loans totaling approximately $10.8 million, or 0.5% of total loans. For additional discussion related to nonperforming loans, see the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section as well as the notes to the consolidated financial statements.

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

Lending Limits

Our lending activities are subject to a variety of lending limits imposed by federal law. In general, the Bank is subject to a legal limit on loans to a single borrower equal to 15% of the Bank’s capital and unimpaired surplus. This legal lending limit will increase or decrease as the Bank’s level of capital increases or decreases. In addition to the legal lending limit, management and the board of directors have established a more conservative, internal lending limit. The Bank’s legal and internal lending limits are a safety and soundness measure intended to prevent one person or a relatively small and economically related group of persons from borrowing an unduly large amount of the Bank’s funds. It is also intended to safeguard the Bank’s depositors by diversifying the risk of loan losses among a relatively large number of creditworthy borrowers engaged in various types of businesses. Based upon the capitalization of the Bank at December 31, 2020, the Bank’s legal lending limit was $39.5 million and the Bank’s internal lending limit was $31.6 million. Our board of directors will adjust the internal lending limit as deemed necessary to continue to mitigate risk and serve the Bank’s clients. We are also able to sell participations in our larger loans to other financial institutions, which allows us to manage the risk involved in these loans and to meet the lending needs of our clients requiring extensions of credit in excess of these limits.

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

As of December 31, 2020, loans secured by real estate made up approximately $1.54 billion, or 70.2%, of our loan portfolio. These loans generally will fall into one of two categories:

●	Commercial Real Estate. Commercial real estate loans generally have terms of 10 years or less, although payments may be structured on a longer amortization basis. We evaluate each borrower on an individual basis and attempt to determine their business risks and credit profile. We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied industrial, office, and retail buildings where the loan-to-value ratio, established by independent appraisals, does not generally exceed 85% of cost or appraised value. We also generally require that a borrower’s cash flow exceed 110% of monthly debt service obligations. In order to ensure secondary sources of payment and liquidity to support a loan request, we typically review all of the personal financial statements of the principal owners and require their personal guaranties. Commercial real estate loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the property to service the debt. Because our loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our levels of nonperforming assets. As of December 31, 2020, commercial real estate loans made up approximately $992.2 million or 45.3% of our loan portfolio.
●	Residential Mortgage Loans and Home Equity Loans. We originate and hold short-term and long-term first mortgages and traditional second mortgage residential real estate loans. Generally, we limit the loan-to-value ratio on our residential real estate loans to 90%. We offer fixed and adjustable rate residential real estate loans with terms of up to 30 years. We also offer a variety of lot loan options to consumers to purchase the lot on which they intend build their home. We also offer traditional home equity loans and lines of credit. Our underwriting criteria for, and the risks associated with, home equity loans and lines of credit are generally the same as those for first mortgage loans. Home equity loans typically have terms of 20 years or less. We generally limit the extension of credit to 90% of the available equity of each property. As of December 31, 2020, residential mortgage loans and home equity loans made up approximately $545.8 million or 24.9% of our loan portfolio.

Commercial and Industrial Loans

We have significant expertise in small to middle market commercial and industrial lending. Our success is the result of our product and market expertise, and our focus on delivering high-quality, customized and quick turnaround service for our clients due to our focus on maintaining an appropriate balance between prudent, disciplined underwriting, on the one hand, and flexibility in our decision making and responsiveness to our clients, on the other hand, which has allowed us to grow our commercial and industrial loan portfolio while maintaining strong asset quality. As of December 31, 2020, commercial and industrial loans made up approximately $445.0 million or 20.3% of our loan portfolio.

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

Construction and Development Loans

We offer fixed and adjustable rate residential and commercial construction loan financing to builders and developers and to consumers who wish to build their own home. The term of construction and development loans generally is limited to 9 to 24 months, although payments may be structured on a longer amortization basis. Most loans will mature and require payment in full upon completion and either the sale of the property or refinance into a permanent loan. We believe that construction and development loans generally carry a higher degree of risk than long-term financing of stabilized, rented, and owner-occupied properties because repayment depends on the ultimate completion of the project and usually on the subsequent sale of the property. Specific risks include:

●	cost overruns;

●	mismanaged construction;
●	inferior or improper construction techniques;
●	economic changes or downturns during construction;
●	a downturn in the real estate market;
●	rising interest rates which may prevent sale of the property; and
●	failure to sell or stabilize completed projects in a timely manner.

We attempt to reduce risk associated with construction and development loans by obtaining personal guaranties and by keeping the maximum loan-to-value ratio at or below 85% of the lesser of cost or appraised value, depending on the project type. Generally, we do not have interest reserves built into loan commitments but require periodic cash payments for interest from the borrower’s cash flow. As of December 31, 2020, construction and development loans made up approximately $140.1 million or 6.4% of our loan portfolio.

Consumer Loans

We make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit. Consumer loans are underwritten based on the borrower’s income, current debt level, past credit history, and the availability and value of collateral. Consumer rates are both fixed and variable, with negotiable terms. Our installment loans typically amortize over periods up to seven years. Although we typically require monthly principal and interest payments on our loan products, we will offer consumer loans at interest only with a single maturity date when a specific source of repayment is available. Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or, if they are secured, the value of the collateral may  be  difficult  to  assess  and  more  likely  to  decrease  in  value  than  real  estate.  As  of December 31, 2020, consumer loans made up approximately $30.5 million or 1.4% of our loan portfolio.

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

Securities

We manage our securities portfolio and cash to maintain adequate liquidity and to ensure the safety and preservation of invested principal, with a secondary focus on yield and returns. Specific goals of our investment portfolio are as follows:

●	provide a ready source of balance sheet liquidity, ensuring adequate availability of funds to meet fluctuations in loan demand, deposit balances and other changes in balance sheet volumes and composition;
●	serve as a means for diversification of our assets with respect to credit quality, maturity and other attributes;

●	serve as a tool for modifying our interest rate risk profile pursuant to our established policies; and
●	provide collateral to secure municipal and business deposits.

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

Human Capital Resources

Throughout COVID-19, the health and safety of our employees, customers, and communities we serve has been our top priority, and we continue to do our best to update guidelines and practices in accordance with recommendations by the Center for Disease Control and Prevention and new data as it becomes available. In response to COVID-19, we quickly implemented extensive safety measures to protect our employees, including heightened sanitary precautions, protective supplies, suspended non-essential business travel, directed employees to work remotely when possible and limited in-person meetings. We also implemented flexible scheduling and compensation arrangements for employees affected by COVID-19.

Our Company culture emphasizes our longstanding dedication to being respectful to others and having a workforce that is representative of the communities we serve. Diversity and inclusion are fundamental to our culture. We believe in attracting, retaining and promoting quality talent and recognize that diversity makes us stronger as a Company. Our talent acquisition teams partner with hiring managers in sourcing and presenting a diverse slate of qualified candidates to strengthen our organization.

We believe employees to be our greatest asset and that our future success depends on our ability to attract, retain and develop employees. Professional development is a key priority, which is facilitated through our many corporate development initiatives including extensive training programs, corporate mentoring, leadership programs, educational reimbursement and professional speaker series.

As part of our effort to attract and retain employees, we offer a broad range of benefits, including health, dental and vision insurance, life and disability insurance, cell phone and health club reimbursement, an employee assistance program, educational tuition reimbursement, annual clothing allowance, an employee referral program, 401(k) retirement plan, profit sharing, a flex spending cafeteria plan, and generous paid time off. We believe our compensation package and benefits are competitive with others in our industry. For additional information regarding our employee benefit plans, see “Note 17 – Employee Benefit Plans” to our consolidated financial statements included in this report.

As of December 31, 2020, we had approximately 314 FTEs. None of our employees are represented by any collective bargaining unit or is a party to a collective bargaining agreement. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.

General Corporate Information

Our principal executive offices are located at 402 N. 8th Street, Manitowoc, Wisconsin 54220, and our telephone number at that address is (920) 652-3100. Additional information can be found on our website: www.bankfirstwi.bank. The information contained on our website is not incorporated in this document by reference.

Public Information

Persons interested in obtaining information on the Company may read and copy any materials that we file with the U.S. Securities and Exchange Commission ("SEC"). The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. We make available, free of charge, on or through our website, www.bankfirstwi.bank, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and amendments to such filings, as soon as reasonably practicable after each is electronically filed with, or furnished to, the SEC.

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

Source of Strength Obligations.   A bank holding company is required to act as a source of financial and managerial strength to its subsidiary bank and to maintain resources adequate to support its bank. The term “source of financial strength” means the ability of a company, such as us, that directly or indirectly owns or controls an insured depository institution, such as the Bank, to provide financial assistance to such insured depository institution in the event of financial distress. The appropriate federal banking agency for the depository institution (in the case of the Bank, this agency is the OCC) may require reports from us to assess our ability to serve as a source of strength and to enforce compliance with the source of strength requirements by requiring us to provide financial assistance to the Bank in the event of financial distress. If we were to enter bankruptcy or become subject to the orderly liquidation process established by the Dodd-Frank Act, any commitment by us to a federal bank regulatory agency to maintain the capital of the Bank would be assumed by the bankruptcy trustee or the FDIC, as appropriate, and entitled to a priority of payment.

Acquisitions.   The BHC Act permits acquisitions of banks by bank holding companies, such that we and any other bank holding company, whether located in Wisconsin or elsewhere, may acquire a bank located in any other state, subject to certain deposit-percentage, age of bank charter requirements, and other restrictions. The BHC Act requires that a bank holding company obtain the prior approval of the Federal Reserve before (i) acquiring direct or indirect ownership or control of more than 5% of the voting shares of any additional bank or bank holding company, (ii) taking any action that causes an additional bank or bank holding company to become a subsidiary of the bank holding company, or (iii) merging or consolidating with any other bank holding company. The Federal Reserve may not approve any such transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider: (1) the financial and managerial resources of the companies involved, including pro forma capital ratios; (2) the risk to the stability of the United States banking or financial system; (3) the convenience and needs of the communities to be served, including performance under the Community Reinvestment Act ("CRA"); and (4) the effectiveness of the companies in combatting money laundering.

Change in Control.   Federal law restricts the amount of voting stock of a bank holding company or a bank that a person may acquire without the prior approval of banking regulators. Under the Change in Bank Control Act and the regulations thereunder, a person or group must give advance notice to the Federal Reserve before acquiring control of any bank holding company, such as the Company, and the OCC before acquiring control of any national bank, such as the Bank. Upon receipt of such notice, the bank regulatory agencies may approve or disapprove the acquisition. The Change in Bank Control Act creates a rebuttable presumption of control if a person or group acquires the power to vote 10% or more of our outstanding common stock. The overall effect of such laws is to make it more difficult to acquire a bank holding company and a bank by tender offer or similar means than it might be to acquire control of another type of corporation. Consequently, shareholders of the Company may be less likely to benefit from the rapid increases in stock prices that may result from tender offers or similar efforts to acquire control of other companies. Investors should be aware of these requirements when acquiring shares of our stock.

Governance and Financial Reporting Obligations. We are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the SEC, the Public Company Accounting Oversight Board (“PCAOB”), and Nasdaq. In particular, we are required to include management and independent registered public accounting firm reports on internal controls as part of our Annual Report on Form 10- K in order to comply with Section 404 of the Sarbanes-Oxley Act. We have evaluated our controls, including compliance with the SEC rules on internal controls, and have and expect to continue to spend significant amounts of time and money on compliance with these rules. Our failure to comply with these internal control rules may materially adversely affect our reputation, ability to obtain the necessary certifications to financial statements, and the values of our securities. The assessments of our financial reporting controls as of December 31, 2020 are included in this report under “Item 9A. Controls and Procedures.”

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

Incentive Compensation.   The Dodd-Frank Act required the banking agencies and the SEC to establish joint rules or guidelines for financial institutions with more than $1 billion in assets, such as us and the Bank, which prohibit incentive compensation arrangements that the agencies determine to encourage inappropriate risks by the institution. The banking agencies issued proposed rules in 2011 and previously issued guidance on sound incentive compensation policies. In 2016, the Federal Reserve and the OCC also proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2020, these rules have not been implemented. We and the Bank have undertaken efforts to ensure that our incentive compensation plans do not encourage inappropriate risks, consistent with three key principles— that incentive compensation arrangements should appropriately balance risk and financial rewards, be compatible with effective controls and risk management, and be supported by strong corporate governance.

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

The leverage capital ratio, which serves as a minimum capital standard, is the ratio of Tier 1 capital to quarterly average assets net of goodwill, certain other intangible assets, and certain required deduction items. The required minimum leverage ratio for all banks is 4.0%.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, requires the federal bank regulatory agencies to take “prompt corrective action” regarding depository institutions that do not meet minimum capital requirements. FDICIA establishes five regulatory capital tiers: “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized”. A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. The FDICIA imposes progressively more restrictive restraints on operations, management and capital distributions, depending on the category in which an institution is classified. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions may not accept brokered deposits absent a waiver from the FDIC, are subject to growth limitations and are required to submit capital restoration plans for regulatory approval. A depository institution’s holding company must guarantee any required capital restoration plan, up to an amount equal to the lesser of 5 percent of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. Federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. The Bank was well capitalized at December 31, 2020, and brokered deposits are not restricted.

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

In 2020, the Bank’s regulatory capital ratios were above the applicable well-capitalized standards and met the then-applicable capital conservation buffer. Based on current estimates, we believe that the Bank will continue to exceed all applicable well-capitalized regulatory capital requirements and the capital conservation buffer in 2021.

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

On December 21, 2018, federal banking agencies issued a joint final rule to revise their regulatory capital rules to (i) address the upcoming implementation of the “current expected credit losses” (“CECL”) accounting standard under GAAP; (ii) provide an optional three-year phase-in period for the day-one adverse regulatory capital effects that banking organizations are expected to experience upon adopting CECL; and (iii) require the use of CECL in stress tests beginning with the 2020 capital planning and stress testing cycle for certain banking organizations. for more information regarding Accounting Standards Update No. 2016-13, which introduced CECL as the methodology to replace the current “incurred loss” methodology for financial assets measured at amortized cost, and changed the approaches for recognizing and recording credit losses on available-for-sale debt securities and purchased credit impaired financial assets, including the required implementation date for the Company, see the notes to the Company’s consolidated financial statements for the year ended December 31, 2020.

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

Under a Federal Reserve policy adopted in 2009, the board of directors of a bank holding company must consider different factors to ensure that its dividend level is prudent relative to maintaining a strong financial position, and is not based on overly optimistic earnings scenarios, such as potential events that could affect its ability to pay, while still maintaining a strong financial position. As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should consult with the Federal Reserve and eliminate, defer or significantly reduce the bank holding company’s dividends if:

●	its net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends;
●	its prospective rate of earnings retention is not consistent with its capital needs and overall current and prospective financial condition; or

●	it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.

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

In addition, as discussed in more detail below, the Bank and any other of our subsidiaries that offer consumer financial products and services are subject to regulation and potential supervision by the Consumer Financial Protection Bureau (“CFPB”). Authority to supervise and examine the Company and the Bank for compliance with federal consumer laws remains largely with the Federal Reserve and the OCC, respectively. However, the CFPB may participate in examinations on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary regulators. The CFPB also may participate in examinations of our other direct or indirect subsidiaries that offer consumer financial products or services. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB, and state attorneys general are permitted to enforce certain federal consumer financial protection rules adopted by the CFPB. As the Company and the Bank each had less than $10 billion in consolidated assets in 2020, they are not subject to the routine supervision of the CFPB, but this may change in the future as the Company and the Bank grow.

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

Reserves.   Historically, Federal Reserve rules required depository institutions, such as the Bank, to maintain reserves against their transaction accounts, primarily interest bearing and non-interest bearing checking accounts. On March 15, 2020, the Federal Reserve announced that reserve requirement ratios were reduced to zero percent effective March 26, 2020. This action eliminated reserve requirements for all depository institutions.

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

Anti-Money Laundering. A continued focus of governmental policy relating to financial institutions in recent years has been combating money laundering and terrorist financing. The USA PATRIOT Act broadened the application of anti-money laundering regulations to apply to additional types of financial institutions such as broker-dealers, investment advisors and insurance companies, and strengthened the ability of the U.S. government to help prevent, detect and prosecute international money laundering and the financing of terrorism. The principal provisions of Title III of the USA PATRIOT Act require that regulated financial institutions: (i) establish an anti-money laundering program that includes training and audit components; (ii) comply with regulations regarding the verification of the identity of any person seeking to open an account; (iii) take additional required precautions with non-U.S. owned accounts; and (iv) perform certain verification and certification of money laundering risk for their foreign correspondent banking relationships. Failure of a financial institution to comply with the USA PATRIOT Act's requirements could have serious legal and reputational consequences for the institution. The Bank has augmented its systems and procedures to meet the requirements of these regulations and will continue to revise and update its policies, procedures and controls to reflect changes required by law.

FinCEN has adopted rules that require financial institutions to obtain beneficial ownership information with respect to legal entities with which such institutions conduct business, subject to certain exclusions and exemptions. Bank regulators are focusing their examinations on anti-money laundering compliance, and we continue to monitor and augment, where necessary, our anti-money laundering compliance programs.

Banking regulators will consider compliance with the Act's money laundering provisions in acting upon merger and acquisition proposals.

Bank regulators routinely examine institutions for compliance with these anti-money laundering obligations and recently have been active in imposing “cease-and-desist” and other regulatory orders and money penalty sanctions against institutions found to be in violation of these requirements. Sanctions for violations of the Act can be imposed in an amount equal to twice the sum involved in the violating transaction, up to $1 million. On

January 1, 2021, Congress passed federal legislation that made sweeping changes to federal anti-money laundering laws, including changes that will be implemented in 2021 and subsequent years.

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

Community Reinvestment Act.  The Bank is subject to the provisions of the CRA, which imposes a continuing and affirmative obligation, consistent with their safe and sound operation, to help meet the credit needs of entire communities where the Bank accepts deposits, including low- and moderate-income neighborhoods. The OCC’s assessment of the Bank’s CRA record is made available to the public. Further, a less than satisfactory CRA rating will slow, if not preclude, expansion of banking activities. Following the enactment of the Gramm-Leach-Bliley Act (“GLB”), CRA agreements with private parties must be disclosed and annual CRA reports must be made to a bank’s primary federal regulator. Federal CRA regulations require, among other things, that evidence of discrimination against applicants on a prohibited basis, and illegal or abusive lending practices be considered in the CRA evaluation. In May 2020, the OCC issued new final regulations meant to strengthen and modernize the CRA regulations, with an effective date of October 1, 2020. Neither the Federal Reserve nor the FDIC joined in promulgating the OCC’s final rule,and these rules may change. The Bank has a rating of “Satisfactory” in its most recent CRA evaluation.

Privacy and Data Security.   The GLB generally prohibits disclosure of consumer information to non-affiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of consumer privacy than the GLB. The GLB also directed federal regulators, including the FDIC and the OCC, to prescribe standards for the security of consumer information. The Bank is subject to such standards, as well as standards for notifying customers in the event of a security breach. Under federal law, the Bank must disclose its privacy policy to consumers, permit customers to opt out of having nonpublic customer information disclosed to third parties in certain circumstances, and allow customers to opt out of receiving marketing solicitations based on information about the customer received from another subsidiary. States may adopt more extensive privacy protections. We are similarly required to have an information security program to safeguard the confidentiality and security of customer information and to ensure proper disposal. Customers must be notified when unauthorized disclosure involves sensitive customer information that may be misused. On December 18, 2020, the federal banking agencies proposed a new rule that would require banks to notify their regulators within 36 hours of a "computer-security incident" that rises to the level of a "notification incident."

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

Consumer Regulation. Activities of the Bank are subject to a variety of statutes and regulations designed to protect consumers. These laws and regulations include, among numerous other things, provisions that:

●	limit the interest and other charges collected or contracted for by the Bank, including new rules respecting the terms of credit cards and of debit card overdrafts;
●	govern the Bank’s disclosures of credit terms to consumer borrowers;
●	require the Bank to provide information to enable the public and public officials to determine whether it is fulfilling its obligation to help meet the housing needs of the community it serves;
●	prohibit the Bank from discriminating on the basis of race, creed or other prohibited factors when it makes decisions to extend credit;
●	govern the manner in which the Bank may collect consumer debts; and
●	prohibit unfair, deceptive or abusive acts or practices in the provision of consumer financial products and services.

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

In 2020, the CARES Act granted certain forbearance rights and protection against foreclosure to borrowers with a "federally backed mortgage loan," including certain first or subordinate lien loans designed principally for the occupancy of one to four families. These consumer protections continue during the COVID-19 pandemic.

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

ITEM 1A. RISK FACTORS

In addition to the other information contained in this Form 10-K, you should carefully consider the risks described below, as well as the riskfactors and uncertainties discussed in our other public filings with the SEC under the caption "Risk Factors" in evaluating us and our business and making or continuing an investment in our stock.Our operations and financial results are subject to various risks and uncertainties, including, but not limited, to the material risks described below. Many of these risks are beyond our control although efforts are made to manage those risks while simultaneously optimizing operational and financial results. The occurrence of any of the following risks, as well as risks of which we are currently unaware or currently deem immaterial, could materially and adversely affect our assets, business, cash flows, condition (financial or otherwise), liquidity, prospects, results of operations and the trading price of our common stock. It is impossible to predict or identify all such factors and, as a result, you should not consider the following factors to be a complete discussion of the risks, uncertainties and assumptions that could materially and adversely affect our assets, business, cash flows, condition (financial or otherwise), liquidity, prospects, results of operations and the trading price of our common stock.

In addition, certain statements in the following risk factors constitute forward-looking statements. Please refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements” beginning on page 1 of this Annual Report

Risks related to our business

COVID-19 Risk Factor

The novel coronavirus, COVID-19, may adversely affect our business, financial condition, results of operations and our liquidity in the short term and for the foreseeable future.

In March 2020, the outbreak of COVID-19 caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization. Shortly thereafter, the President of the United States declared a National Emergency throughout the United States attributable to such outbreak. The outbreak has become increasingly widespread in the United States, including in the markets in which we operate. The Company has taken a number of steps to assess the effects, and mitigate the adverse consequences to its businesses, of the outbreak; though the magnitude of the impact remains to be seen, the Company’s business will likely be adversely impacted by the outbreak of COVID-19.

The United States and various state and local governments have implemented various programs designed to aid individuals and businesses, but the impact of, and extent to which, these efforts will be successful cannot be determined at this time. We have participated in some of these programs, including PPP, and likely will continue to participate in and facilitate such programs. Such programs have been developed and implemented rapidly, often with little immediate guidance from regulatory authorities, creating uncertainty regarding the rules for participating in and facilitating these programs in a compliant manner. Since the opening of the PPP, many banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP and claims related to agent fees. We may experience losses as a result of our participation in and facilitation of PPP and similar government stimulus and relief programs, including losses arising from fraud, litigation or regulatory action.

Federal, state and local governments have mandated or encouraged financial services companies to make accommodations to borrowers and other customers affected by the COVID-19 pandemic. Legal and regulatory responses to concerns about the COVID-19 pandemic could result in additional regulation or restrictions affecting the conduct of our business in the future. In addition to the potential affects from negative economic conditions noted above, the Company instituted a program to help COVID-19 impacted customers. This program includes waiving non-sufficient fund fees, offering payment deferment and other loan relief, as appropriate, for customers impacted by COVID-19. The Company’s liquidity could be negatively impacted if a significant number of customers apply and are approved for the deferral of payments. In addition, if these deferrals are not effective in mitigating the effect of COVID-19 on the Company’s customers, it may adversely affect its business and results of operations more substantially over a longer period of time.

COVID-19 presents a significant risk to our loan portfolio. Timely loan repayment and the value of collateral supporting the loans are affected by the strength of our borrower’s business. Concern about the spread of COVID-19 has caused and is likely to continue to cause business shutdowns, limitations on commercial activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment and commercial property vacancy rates, reduced profitability and ability for property owners to make mortgage payments, and overall economic and financial market instability, all of which may cause our customers to be unable to make scheduled loan payments. If the effects of COVID-19 result in widespread and sustained repayment shortfalls on loans in our portfolio, we could incur significant delinquencies, foreclosures and credit losses, particularly if the available collateral is insufficient to cover our exposure. The future effects of COVID-19 on economic activity could negatively affect the collateral values associated with our existing loans, the ability to liquidate the real estate collateral securing our residential and commercial real estate loans, our ability to maintain loan origination volume and to obtain additional financing, the future demand for or profitability of our lending and services, and the financial condition and credit risk of our customers. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making our business decisions or may result in a delay in our taking certain remediation and collection actions, such as foreclosure. Approximately [●]% of our loan portfolio also includes exposure to sectors that are expected to be subject to increased risk from COVID-19, including hotels, restaurants, retail, convenience stores, healthcare, and direct energy.

Effective March 2020, the Federal Reserve lowered the primary credit rate by 150 basis points to 0.25 percent to mitigate the effects of the COVID-19 pandemic and to support the liquidity and stability of banking institutions as they serve the increased demand for credit. We expect a long duration of reduced interest rates to negatively impact our net interest income, margin, cost of borrowing and future profitability and to have a material adverse effect on our financial results.

In order to protect the health of our customers and employees, and to comply with applicable government restrictions, we have modified our business practices, including restricting employee travel, directing many employees to work remotely, cancelling in-person meetings and implementing our business continuity plans and protocols to the extent necessary. We may take further such actions that we determine are in the best interest of our employees, customers and communities or as may be required by government order. These precautions could impact demand for the Company’s products and services.

As many of our employees are required to work from home, our internal controls over financial reporting could also be negatively affected as the remote working environment could necessitate new processes, procedures, and controls. The increased reliance on remote access to information systems also increases the Company’s exposure to potential cybersecurity breaches and could impact the Company’s productivity. Additionally, the Company’s business customers are increasingly required to work remotely as well and may not have appropriately secured remote networks may be more vulnerable to cyber-attacks or phishing schemes that could also affect us. Furthermore, if a large proportion of the Company’s key employees were to contract COVID-19 or be quarantined as a result of the virus, then the Company’s operations could be adversely impacted and its business continuity plans may not prove effective.

Difficult or volatile conditions in the national financial markets, the U.S. economy generally, or the state of Wisconsin in particular may adversely affect our lending activity or other businesses, as well as our financial condition.

Our business and financial performance are vulnerable to weak economic conditions in the financial markets and economic conditions generally or specifically in the state of Wisconsin, the principal market in which we conduct business. A deterioration in economic conditions in our primary market areas caused by inflation, recession, pandemics, outbreaks of hostilities or other international or domestic occurrences, unemployment, plant or business closings or downsizing, changes in securities markets or other factors could result in the following consequences, any of which could materially and adversely affect our business: increased loan delinquencies; problem assets and foreclosures; significant write-downs of asset values; lower demand for our products and services; reduced low cost or noninterest-bearing deposits; intangible asset impairment; and collateral for loans made by us, especially real estate, may decline in value, in turn reducing our customers’ ability to repay outstanding loans, and reducing the value of assets and collateral associated with our existing loans.

Additionally, we conduct our banking operations primarily in Wisconsin. As of December 31, 2020, approximately 96% of our loans and approximately 96% of our deposits were made to borrowers or received from depositors who live and/or primarily conduct business in Wisconsin. Therefore, our success will depend in large part upon the general economic conditions in this area, which we cannot predict with certainty. This geographic concentration imposes risks from lack of geographic diversification, as adverse economic developments in Wisconsin, among other things, could affect the volume of loan originations, increase the level of nonperforming assets, increase the rate of foreclosure losses on loans and reduce the value of our loans and loan servicing portfolio.Any regional or local economic downturn that affects Wisconsin or existing or prospective borrowers or property values in such areas may affect us and our profitability more significantly and adversely than our competitors whose operations are less geographically concentrated.

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

Making any loan involves various risks, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and cash flows available to service debt, and risks resulting from changes in economic and market conditions. Our credit risk approval and monitoring procedures may fail to identify or reduce these credit risks, and they cannot completely eliminate all credit risks related to our loan portfolio. If the overall economic climate, including employment rates, real estate markets, interest rates and general economic growth, in the United States, generally, or Wisconsin, specifically, experiences material disruption, our borrowers may experience difficulties in repaying their loans, the collateral we hold may decrease in value or become illiquid, and the levels of nonperforming loans, charge-offs and delinquencies could rise and require additional provisions for loan losses, which would cause our net income and return on equity to decrease. The future effects of COVID-19 on economic activity could negatively affect the collateral values associated with our existing loans, the ability to liquidate the real estate collateral securing our residential and commercial real estate loans, our ability to maintain loan origination volume and to obtain additional financing, the future demand for or profitability of our lending and services, and the financial condition and credit risk of our customers. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making our business decisions or may result in a delay in our taking certain remediation actions, such as foreclosure. If borrowers fail to repay their loans, our financial condition and results of operations would be adversely affected.

Our provision and allowance for credit losses may not be adequate to cover actual credit losses.

We make various assumptions and judgments about the collectability of our loan and lease portfolio and utilize these assumptions and judgments when determining the provision and allowance for credit losses. The determination of the appropriate level of the provision for credit losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes, as we have experienced and expect to continue to experience as a result of the COVID-19 pandemic. Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, including the impact of COVID-19 and the recent election, both within and outside of our control, may require an increase in the amount reserved in the allowance for credit losses. In addition, bank regulatory agencies periodically review our provision and the total allowance for credit losses and may require an increase in the allowance for credit losses or future provisions for credit losses, based on judgments different than those of management. Any increases in the provision or allowance for credit losses will result in a decrease in our net income and, potentially, capital, and may have a material adverse effect on our financial condition or results of operations.

The current expected credit loss standard established by the Financial Accounting Standards Board will require significant data requirements and changes to methodologies.

In the aftermath of the 2007-2008 financial crisis, the Financial Accounting Standards Board, or FASB, decided to review how banks estimate losses in the ALL calculations, and it issued the final Current Expected Credit Loss, or CECL, standard on June 16, 2016. Currently, the impairment model used by financial institutions is based on incurred losses, and loans are recognized as impaired when there is no longer an assumption that future cash flows will be collected in full under the originally contracted terms. This model will be replaced by the CECL model that will become effective for the Company for the fiscal year beginning after December 15, 2022 in which financial institutions will be required to use historical information, current conditions, and reasonable forecasts to estimate the expected loss over the life of the loan. The Company will record a one-time adjustment to its credit loss allowance, as of the beginning of the first quarter of 2023, equal to the difference between the amounts of its credit loss allowance under the incurred loss methodology and CECL. Moreover, the new accounting standard is likely, as a result of its requirement to estimate and recognize expected credit losses on new assets, to introduce greater volatility in our provision for credit loans and allowance for loan losses. The Company is currently evaluating the magnitude of the one-time cumulative adjustment to its allowance and of the ongoing impact of the CECL model on its loan loss allowance and results of operations.

Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.

As of December 31, 2020, approximately 70.2% of our loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral. This includes collateral consisting of income producing and residential construction properties, which properties tend to be more sensitive to general economic conditions and downturns in real estate markets. As a result, adverse developments affecting real estate values in our market areas could increase the credit risk associated with our real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the area in which the real estate is located. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, and could result in losses that would adversely affect credit quality, financial condition, and results of operation. Negative changes in the economy affecting real estate values and liquidity in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses could have a material adverse impact on our business, results of operations and growth prospects. If real estate values decline, it is also more likely that we would be required to increase our ALLL, which could adversely affect our financial condition, results of operations and cash flows.

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

Interest rates are highly sensitive to many factors including, without limitation:

The rate of inflation; economic conditions; federal monetary policies; and stability of domestic and foreign markets.

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

maintain and enhance our reputation;attract and retain experienced and talented bankers in each of our markets;maintain adequate funding sources, including by continuing to attract stable, low-cost deposits;enhance our market penetration in our metropolitan markets and maintain our leadership position in our community markets;improve our operating efficiency;implement new technologies to enhance the client experience and keep pace with our competitors;identify attractive acquisition targets, close on such acquisitions on favorable terms and successfully integrate acquired businesses;attract and maintain commercial banking relationships with well-qualified businesses, real estate developers and investors with proven track records in our market areas;attract sufficient loans that meet prudent credit standards;originate conforming residential mortgage loans for resale into secondary market to provide mortgage banking income;maintain adequate liquidity and regulatory capital and comply with applicable federal and state banking regulations;manage our credit, interest rate and liquidity risks;develop new, and grow our existing, streams of noninterest income;oversee the performance of third-party service providers that provide material services to our business; and control expenses in line with current projections.

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

In addition, our acquisition activities could be material to our business and involve a number of significant risks, including the following:

incurring time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions, resulting in our attention being diverted from the operating of our existing business;using inaccurate estimates and judgments to evaluate credit, operations, management, and market risks with respect to the target company or the assets and liabilities that we seek to acquire;exposure to potential asset quality issues of the target company;intense competition from other banking organizations and other potential acquirers, many of which have substantially greater resources than we do;potential exposure to unknown or contingent liabilities of banks and businesses we acquire, including, without limitation, liabilities for regulatory and compliance issues;inability to realize the expected revenue increases, cost savings, increases in geographic or product presence, and other projected benefits of the acquisition;incurring time and expense required to integrate the operations and personnel of the combined businesses;inconsistencies in standards, procedures, and policies that would adversely affect our ability to maintain relationships with customers and employees;experiencing  higher  operating  expenses  relative  to  operating  income  from  the  new operations;creating an adverse short-term effect on our results of operations;losing key employees and customers;significant problems related to the conversion of the financial and customer data of the entity;integration of acquired customers into our financial and customer product systems;potential changes in banking or tax laws or regulations that may affect the target company; or risks of impairment to goodwill.

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

Both the Company and the Bank are subject to various regulatory restrictions relating to the payment of dividends. In addition, the Federal Reserve has the authority to prohibit bank holding companies from engaging in unsafe or unsound practices in conducting their business. These federal and state laws, regulations and policies are described in greater detail in “Business— Supervision and Regulation—Payment of Dividends,” but generally look to factors such as previous results and net income, capital needs, asset quality, existence of enforcement or remediation proceedings, and overall financial condition. Notably, in 2020, in direct response to potential adverse financial impacts caused by COVID-19, the Federal Reserve capped dividend payments and suspended share repurchases by several large banks (i.e., those with more than $50 billion in total assets). Though temporary (and not applicable to the Company or the Bank), these measures highlight the sensitivity of the bank regulators to the potential financial impacts of COVID-19.

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

Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations. While the Company has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See “Business - Supervision and Regulation”.

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

The Bank Secrecy Act of 1970, the USA PATRIOT Act and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. FinCEN, established by the U.S. Department of the Treasury to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and engages in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and IRS. There is also increased scrutiny of compliance with the rules enforced by OFAC related to U.S. sanctions regimes. If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that we have already acquired or may acquire in the future are deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans, which would negatively impact our business, financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. See “Business-Supervision and Regulation.”

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our main office is located at 402 North 8th Street, Manitowoc, Wisconsin 54220. In addition, the Bank operates twenty-one (21) additional branches located in nine (9) counties in Wisconsin, which includes the branches that were acquired in connection with the Company’s acquisitions of Partnership and Waupaca. The addresses of these offices are provided below. We believe these premises will be adequate for present and anticipated needs and that we have adequate insurance to cover our owned and leased premises. For each property that we lease, we believe that upon expiration of the lease we will be able to extend the lease on satisfactory terms or relocate to another acceptable location:

Office	Address	City, State, Zip	Lease/Own
Main Office	402 N. 8th Street	Manitowoc, Wisconsin, 54220	Own
Acuity	2800 S. Taylor Drive	Sheboygan, Wisconsin, 53081	Lease
Appleton	4201 W. Wisconsin Avenue	Appleton, Wisconsin, 54913	Lease
Ashwaubenon	2865 S. Ridge Road	GreenBay, Wisconsin, 54304	Own
Bellevue	2747 Manitowoc Road	GreenBay, Wisconsin, 54311	Own
Cedarburg	W61 N529 Washington Avenue	Cedarburg, Wisconsin, 53012	Own
Clintonville	135 S. Main Street	Clintonville, Wisconsin, 54929	Own
Iola	295 E. State Street	Iola, Wisconsin, 54945	Own
Kiel	110 Fremont Street	Kiel, Wisconsin, 53042	Own
Custer Street	2915 Custer Street	Manitowoc, Wisconsin, 54220	Own
Mequon	11740 N. Port Washington Road	Mequon, Wisconsin, 53092	Own
Mishicot	110 Baugniet Street	Mishicot, Wisconsin, 54228	Own
Oshkosh	1159 N. Koeller Street	Oshkosh, Wisconsin, 54902	Own
Plymouth	2700 Eastern Avenue	Plymouth, Wisconsin, 53073	Own
Seymour	689 Woodland Plaza	Seymour, Wisconsin, 54165	Own
Sheboygan	2600 Kohler Memorial Drive	Sheboygan, Wisconsin, 53081	Own
Tomah	110 W. Veterans Street	Tomah, Wisconsin, 54660	Own
TwoRivers	1703 Lake Street	TwoRivers, Wisconsin, 54241	Own
Valders	167 Lincoln Street	Valders, Wisconsin, 54245	Own
Watertown	104 W. Main Street	Watertown, Wisconsin, 54245	Own
Waupaca	111 Jefferson Street	Waupaca, Wisconsin, 54981	Own
Weyauwega (Closed in January 2021)	101 E. Main Street	Weyauwega, Wisconsin, 54983	Own

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

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Bank First registered its common stock under Section 12(b) of the Exchange Act on October 23, 2018, in connection with listing on the Nasdaq Capital Market, and trades under the symbol “BFC”. Prior to October 23, 2018, Bank First’s common stock was traded on the OTC Market Group’s Pink tier under the symbol “BFNC”. The trading volume of Bank First’s common stock is less than that of banks with larger market capitalizations, even though Bank First has improved accessibility to its common stock first through the OTC Market Group and more recently through its listing on Nasdaq. As of March 12, 2021, Bank First had approximately 496 shareholders of record and 7,728,598 shares issued and outstanding.

Share Repurchase Program

On July 21, 2020, the Company reactivated its share repurchase program, pursuant to which the Company may repurchase up to $10 million of its common stock, par value $0.01 per share, for a period of nine (9) months, ending on April 21, 2021. The program was announced in a Current Report on Form 8-K on July 27, 2020. The table below sets forth information regarding repurchases of our common stock during the fourth quarter of 2020 under that program as well as pursuant to the 2020 Equity Plan and other repurchases.

				Total Number	Maximum Number
				of Shares Repurchased as	of Shares
				Part of	that May Yet Be
	Total Number of Shares		Average Price Paid per	Publicly Announced	Purchased Under the
	Repurchased		Share(1)	Plans or Programs	Plans or Programs(2)
October 2020	0		$ N/A	0	170,358
November 2020	20,578	(3)	62.33	0	170,358
December 2020	0		N/A	0	170,358
Total	20,578		$62.33	0	170,358

(1)	The average price paid per share is calculated on a trade date basis for all open market transactions and excludes commissions and other transactions expenses.
(2)	Based on the closing price per share as of December 31, 2020 ($64.82).
(3)

On November 5, 2020, the Company repurchased these shares from the charitable remainder trust of director Robert W. Holmes. The shares were not repurchased pursuant to any publicly announced plans or programs.

Performance Graph

The following graph compares the yearly percentage change in cumulative shareholder return on Bank First stock with the cumulative total return of the Russell 2000 Index and the Nasdaq Bank Index for the last five fiscal years (assuming a $100 investment on December 31, 2015 and reinvestment of all dividends). The following performance graph and related information are neither “soliciting material” nor “filed” with the SEC, nor shall such information be incorporated by reference into any future filings under the Securities Act or the Exchange Act, except to the extent the Company specifically incorporates it by reference into such filing.

Total Return Performance
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$-
2015
2016
2017
2018
2019
2020
BFC
Russell 2000 Index
NASDAQ Bank Index

	Period Ending
Index	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
BFC	$100.00	$120.39	$160.89	$173.58	$264.35	$247.90
Russell 2000	100.00	119.48	135.18	118.72	146.89	173.86
Nasdaq Bank	100.00	125.60	146.02	117.39	155.12	133.98

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

	December 31,
	2020	2019	2018	2017	2016

	(dollars in thousands, except per share and other data)
Operating Data
Interest Income	$100,700	$89,165	$77,944	$53,472	$44,726
Interest Expense	13,865	19,498	14,845	7,732	5,932
Net interest and dividend Income	86,835	69,667	63,099	45,740	38,794
Provision for Loan Losses	7,125	5,250	2,935	1,055	320
Non-Interest Income	23,520	12,632	11,500	9,848	9,244
Non-Interest Expense	53,353	42,760	39,611	30,394	25,099
Income Before Taxes	49,877	34,289	32,053	24,139	22,619
Income Taxes	11,831	7,595	6,597	8,826	7,706
Net Income	$38,046	$26,694	$25,456	$15,313	$14,913
Average shares outstanding, basic	7,441,256	6,820,225	6,673,758	6,285,901	6,220,694
Average shares outstanding, diluted	7,481,077	6,902,616	6,673,758	6,285,901	6,220,694
Total shares outstanding	7,709,497	7,084,728	6,610,358	6,805,684	6,210,892
Basic Earnings per share	$5.07	$3.91	$3.81	$2.44	$2.40
Diluted Earning per Share	$5.07	$3.87	$3.81	$2.44	$2.40
Dividends Declared Per Share	$0.81	$0.80	$0.68	$0.64	$0.59
Dividend payout ratio (1)	16%	20%	18%	26%	25%
Financial Condition Data
Total Assets	$2,718,016	$2,210,168	$1,793,165	$1,753,404	$1,315,997
Total Deposits	2,320,963	1,843,311	1,557,167	1,506,642	1,127,020
Total Loans	2,191,460	1,736,343	1,428,494	1,397,547	1,026,257
Shareholders’ equity	294,857	230,211	174,323	161,728	127,523
Book Value Per Share	$38.25	$32.49	$26.37	$23.76	$20.53
Performance Ratios
Return on Average Assets	1.52%	1.37%	1.43%	1.04%	1.13%
Return on Average Shareholders’ equity	14.33%	13.14%	15.36%	11.26%	12.01%
Equity to assets	10.85%	10.42%	9.72%	9.22%	9.69%
Interest rate spread, taxable equivalent (2)	3.56%	3.45%	3.53%	3.22%	3.08%
Net Interest Margin, taxable equivalent (3)	3.84%	3.95%	3.89%	3.45%	3.26%
Efficiency ratio (4)	47.82%	51.29%	52.16%	53.28%	50.81%
Asset Quality
Non-Performing Loans	$12,534	$5,447	$20,522	$20,613	$602
Non-Performing Loans/Total Loans	0.57%	0.31%	1.44%	1.47%	0.06%
Net (Recoveries)/Charge-Offs	$863	$6,102	$2,299	$171	$(397)
Allowance/Total Loans	0.81%	0.66%	0.86%	0.83%	1.05%
Capital Ratios (5):
Total Capital	11.74%	10.35%	11.35%	10.80%	11.69%
Tier 1 capital	10.17%	8.86%	9.86%	9.29%	10.72%
Common Equity Tier 1	10.17%	8.86%	9.86%	9.29%	10.72%
Tier 1 leverage capital	8.74%	8.46%	9.06%	8.47%	8.94%
Other Data:
Number of full service offices	22	23	18	18	12
Full time equivalent employees	314	284	253	249	173

(1)	Dividend payout ratio represents per share dividends declared divided by earnings per share.
(2)	The interest rate spread represents the difference between the fully taxable equivalent weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.
(3)	The net interest margin represents fully taxable equivalent net interest income as a percent of average interest-earning assets for the period.

(4)	The efficiency ratio represents noninterest expense as a percentage of the sum of net interest income on a fully taxable equivalent basis and noninterest income.
(5)	Capital ratios are for Bank First Corporation.

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

OVERVIEW

Bank First Corporation is a Wisconsin corporation that was organized primarily to serve as the holding company for Bank First, N.A. Bank First, N.A., which was incorporated in 1894, is a nationally-chartered bank headquartered in Manitowoc, Wisconsin. It is a member of the Federal Reserve, and is regulated by the OCC. Including its headquarters in Manitowoc, Wisconsin, the Bank has 22 banking locations in Manitowoc, Outagamie, Brown, Winnebago, Sheboygan, Waupaca, Ozaukee, Monroe, and Jefferson counties in Wisconsin. The Bank offers loan, deposit and treasury management products at each of its banking locations.

As with most community banks, the Bank derives a significant portion of its income from interest received on loans and investments. The Bank’s primary source of funding is deposits, both interest-bearing and noninterest-bearing. In order to maximize the Bank’s net interest income, or the   difference  between  the   income  on   interest-earning  assets  and   the   expense  of interest-bearing liabilities, the Bank must not only manage the volume of these balance sheet items, but also the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities. To account for credit risk inherent in all loans, the Bank maintains an ALLL to absorb possible losses on existing loans that may become uncollectible. The Bank establishes and maintains this allowance by charging a provision for loan losses against operating earnings. Beyond its net interest income, the Bank further receives income through the net gain on sale of loans held for sale as well as servicing income which is retained on those sold loans. In order to maintain its operations and bank locations, the Bank incurs various operating expenses which are further described within the “Results of Operations” later in this section.

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

As of December 31, 2020, the Company had total consolidated assets of $2.72 billion, total loans of $2.19 billion, total deposits of $2.32 billion and total stockholders’ equity of $294.9 million. The Company employs approximately 314 full-time equivalent employees and has an assets-to-FTE ratio of approximately $8.7 million. For more information, see the Company’s website at www.bankfirstwi.bank.

Recent acquisitions

On July 12, 2019, the Company completed a merger with Partnership, a bank holding company headquartered in Cedarburg, Wisconsin, pursuant to the Agreement and Plan of Bank Merger, dated as of January 22, 2019 and as amended on April 30, 2019, by and among the Company and Partnership, whereby Partnership merged with and into the Company, and Partnership Bank, Partnership’s wholly-owned banking subsidiary, merged with and into the Bank. Partnership’s principal activity was the ownership and operation of Partnership Bank, a state-chartered banking institution that operated four (4) branches in Wisconsin at the time of closing. The merger consideration totaled approximately $49.6 million.

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

On May 15, 2020, the Company completed a merger with Timberwood, a bank holding company headquartered in Tomah, WI, pursuant to the Agreement and Plan of Bank Merger, dated as of November 20, 2019, by and among the Company and

Timberwood, whereby Timberwood was merged with and into the Company, and Timberwood Bank, Timberwood's wholly owned banking subsidiary, was merged with and into the Bank. Timberwood's principal activity was the ownership and operation of Timberwood Bank, a state-chartered banking institution that operated one (1) branch in Wisconsin at the time of closing. The merger consideration totaled approximately $29.8 million.

Pursuant to the terms of the Merger Agreement, Timberwood shareholders received 5.1445 shares of the Company's common stock for each outstanding share of Timberwood common stock, and cash in lieu of any remaining fractional share. Company stock issued totaled 575,641 shares valued at approximately $29.4 million, with cash of $0.4 million comprising the remainder of merger consideration.

The Company accounted for these transactions under the acquisition method of accounting, and thus, the financial position and results of operations of Partnership and Timberwood prior to the consummation date were not included in the accompanying consolidated financial statements. The accounting required assets purchased and liabilities assumed to be recorded at their respective fair values at the date of acquisition. The Company determined the fair value of core deposit intangibles, securities, premises and equipment, loans, other assets and liabilities, deposits and borrowings with the assistance of third party valuations, appraisals, and third party advisors. The estimated fair values are subject to refinement for up to one year after the consummation as additional information becomes available relative to the closing date fair values.

COVID-19

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

In response to the COVID-19 pandemic, the CARES Act was signed into law on March 27, 2020. The CARES Act provided an estimated $2.2 trillion to address the economic impact of the COVID-19 pandemic and stimulate the economy by supporting individuals and businesses through loans, grants, tax changes, and other types of relief. The CARES Act also included provisions to encourage financial institutions to work prudently with borrowers. On December 27, 2020, the Economic Aid Act was signed into law. This second coronavirus relief package granted additional funds for a new round of PPP loans. Additionally, it expanded the eligibility for loans and allows certain businesses to request a second loan.

Under the CARES Act, banks may elect to deem that loan modifications do not result in troubled debt restructurings ("TDRs") if they are (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020 and the earlier of (A) 60 days after the date of termination of the national emergency declaration or (B) December 31, 2020. Additionally, in accordance with the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised), other short-term modifications made on a good faith basis in response to COVID-19 to  borrowers who were current prior to any relief are not TDRs under ASC Subtopic 310-40. This includes short-term (e.g. up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. Loans modified under this guidance are not considered TDRs.

Our business, financial condition and results of operations generally rely upon the ability of our borrowers to repay their loans, the value of collateral underlying our secured loans, and demand for loans and other products and services we offer, which are highly dependent on the business environment in our primary markets. We have actively reached out to our customers to provide guidance, direction and assistance in these uncertain times. We also participated extensively in the PPP, under which we secured funding of approximately 1,875 loans totaling approximately $279.6 million, and continue that participation during the next phase of PPP that began during the first quarter of 2021.

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

For purchase credit impaired loans after an acquisition, cash flows expected to be collected are recast for each loan periodically as determined appropriate by management. If the present value of expected cash flows for a loan is less than its carrying value, impairment is reflected by an increase in the ALLL and a charge to the provision for loan losses. If the present value of the expected cash flows for a loan is greater than its carrying value, any previously established ALLL is reversed and any remaining difference increases the accretable yield which will be taken into income over the remaining life of the loan. Loans which were considered TDRs by the acquired institution prior to the acquisition are not required to be classified as TDRs in our consolidated financial statements unless or until such loans would subsequently meet our criteria to be classified as such, since acquired loans were recorded at their estimated fair values at the time of the acquisition.

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

Recent Accounting Developments

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Certain aspects of this ASU were updated in November 2018 by the issuance of ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments–Credit Losses. The main objective of the ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in the ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. During 2019 FASB issued ASU 2019-10 which delated the effective date of ASU 2016-13 for smaller, publicly traded companies, until interim and annual periods beginning after December 15, 2022. This delay applies to the Company as it was classified as a “Smaller reporting company” as defined in Rule 12b-2 of the Exchange Act as of the date ASU 2019-10 was enacted. We are currently evaluating the impact of ASU 2016-13 on the consolidated financial statements, although the general expectation in the banking industry is that the implementation of this standard will result in higher required balances in the ALLL.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this ASU were issued to address concerns over the cost and complexity of the two-step goodwill impairment test and resulted in the removal of the second step of the test. The amendments require an entity to apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. This ASU is intended to reduce the cost and complexity of the two-step goodwill impairment test and was effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Upon adoption, the amendments were to be applied on a prospective basis and the entity was required to disclose the nature of and reason for the change in accounting principle upon transition. The adoption of this guidance did not have a significant impact on our consolidated financial statements.

In October 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables–Nonrefundable Fees and Other Costs. This ASU clarifies the requirements for entities to reevaluate whether a callable debt security is within the scope of paragraph 310-20-35-33 of the stated subtopic for each reporting period. The ASU was published to clarify the Codification and correct its unintended application and will be effective for fiscal years, and interim periods within those fiscal years, beginning within those fiscal years, beginning after December 31, 2020. The adoption of this guidance is not expected to have an impact on our consolidated financial statements as all premiums within our securities portfolio were already being amortized to the earliest call date prior to the implementation as required under subtopic 310-20.

RESULTS OF OPERATIONS

Results of Operations for the Years Ended December 31, 2020 and 2019

General.  Net income increased $11.3 million, or 42.5%, to $38.0 million for the year ended December 31, 2020, from $26.7 million for the year ended December 31, 2019. The primary reasons for the increase in profitability were increased net interest and service charge income from the added scale as a result of the acquisitions of Partnership and Timberwood, significant growth in our loan portfolio through participation in PPP, and robust retail mortgage lending which led to a large increase in gains on sales of mortgage loans to the secondary market. This was offset by larger provisions for loan losses during 2020, as well as increased expenses related to personnel, facilities and data processing as part of the same added scale from the aforementioned acquisitions. 2020 profitability was further negatively impacted by higher losses on sales of foreclosed properties and a penalty related to the early extinguishment of long-term debt.

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

Net interest income after provision for loan losses increased by $15.3 million to $79.7 million for the year ended December 31, 2020, from $64.4 million for the year ended December 31, 2019. Interest income on loans increased by $12.3 million, or 14.9%, from 2019 to 2020. Total average interest-earning assets increased to $2.31 billion for the year ended December 31, 2020 from $1.81 billion for the year ended December 31, 2019. The Bank’s net interest margin decreased 11 basis points to 3.84% for the year ended December 31, 2020, down from 3.95% for the year ended December 31, 2019.

Interest Income.  Total interest income increased $11.5 million, or 12.9%, to $100.7 million for the year ended December 31, 2020, up from $89.2 million for the year ended December 31, 2019. As noted, the increase was primarily due to loan growth from the acquisitions of Partnership and Timberwood, as well as participation in PPP. The average balance of loans increased by $466.9 million during 2020.

Interest Expense.  Interest expense decreased $5.6 million, or 28.9%, to $13.9 million for the year ended December 31, 2020, down from $19.5 million for the year ended December 31, 2019. The decrease was driven by declines in the average cost of interest-bearing liabilities, falling 70 basis points from 1.57% to 0.87%. This decline was primarily the result of a significantly lower interest rate environment that developed through the first half of 2020.

Interest expense on interest-bearing deposits decreased by $5.4 million to $12.5 million for the year ended December 31, 2020, from $17.9 million for the year ended December 31, 2019. This decrease was primarily due to the aforementioned    lower interest rate environment, allowing the Company to significantly reduce crediting interest rates on non-time, interest-bearing deposit accounts. The average cost of interest-bearing deposits was 0.83% for the year ended December 31, 2020, compared to 1.50% for the year ended December 31, 2019.

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

We recorded a provision for loan losses of $7.1 million for the year ended December 31, 2020, compared to $5.3 million for the year ended December 31, 2019.  Significant charge-offs occurring during the third quarter of 2019 necessitated increased provisions for loan losses during 2019. These charge-offs were the result of exiting certain relationships during that quarter which were originally acquired as part of the Waupaca transaction. Despite having significantly reduced charge-offs during 2020, economic uncertainties as a result of the COVID-19 pandemic required a build-up of our ALLL, resulting in higher provision expense. The ALLL was $17.7 million, or 0.81% of total loans, at December 31, 2020 compared to $11.4 million, or 0.66% of total loans at December 31, 2019.

Noninterest Income.  Noninterest income is an important component of our total revenues. A significant portion of our noninterest income is associated with service charges and income from the Bank’s unconsolidated subsidiaries, Ansay and UFS. Other sources of noninterest income include loan servicing fees, gains on sales of mortgage loans, and other income from strategic alliances.

Noninterest income increased $10.9 million to $23.5 million in 2020 compared to $12.6 million in 2019. Service charges increased by $1.5 million, or 42.7%, from 2019 to 2020, the result of new markets and added scale from three acquisitions in slightly more than three years. Income from Ansay increased by $0.9 million as a result of modestly higher profitability at that organization as well as the increase in our ownership during October 2019. Loan servicing income  and net gain on sales of mortgage loans increased by $0.9 and $3.9 million from 2019 to 2020, the result of a robust residential mortgage lending environment during 2020 spurred by historically low mortgage interest rates. Due to uncertainty about liquidity needs in financial markets during the early days of the COVID-19 pandemic, the Company sold approximately $34.0 million in U.S. Treasury Securities during the second quarter of 2020, resulting in a gain on sale of securities of $3.2 million, an increase of $2.6 million over 2019. Finally, the Company recorded a $1.7 million gain on the sale of a branch location during December 2020, causing other noninterest income to increase year-over-year. The major components of our noninterest income are listed in the table below:

	For the Years
	Ended December 31,
	2020	2019

	(In thousands)
Noninterest Income
Service Charges	$5,003	$3,506
Income from Ansay & Associates, LLC	2,740	1,792
Income from UFS, LLC	3,066	2,935
Loan Servicing income	1,420	550
Net gain on sales of mortgage loans	5,310	1,401
Net gain on sales of securities	3,233	868
Noninterest income from strategic alliances	75	95
Other	2,673	1,485
Total noninterest income	$23,520	$12,632

Noninterest Expense.  Noninterest expense increased $10.6 million to $53.4 million for the year ended December 31, 2020, up from $42.8 million for the year ended December 31, 2019. Year-over-year, personnel expense increased $4.4 million, or 19.1%, occupancy expense increased $0.9 million, or 22.3%, data processing increased $1.0 million, or 22.3%, outside service fees increased $1.1 million, or 35.2%, and amortization of intangibles increased $0.6 million, or 53.0% the result of added scale and expenses from acquisitions of Partnership and Timberwood during 2019 and 2020. Postage, stationary, and supplies increased by $0.3 million, or 47.6%, from 2019 to 2020 as a result of costs associated with the Company’s response to the COVID-19 pandemic. The Company had sales of two large foreclosed properties scheduled to close late in the first quarter of 2020 which would have resulted in modest losses. Due to the economic turmoil that resulted during the last several weeks of that quarter, terms of these sales were negatively impacted. Rather than hold these properties heading into this time of uncertainty, the Company chose to accept the reduced terms, causing significant losses on these sales that were the primary components of $1.4 million in total losses on sales and valuations of other real estate owned, compared to gains of $0.1 million during 2019. Finally, during the second quarter of 2020 the Company paid off $30.0 million in borrowings from the Federal Home Loan Bank of Chicago which had contractual maturities ranging from August 2022 through August 2024, resulting in prepayment penalties of $1.3 million, but saving the Company $1.7 million in interest over the next four years. The major components of our noninterest expense are listed in the table below.

	For the Years
	Ended December 31,
	2020	2019

	(In thousands)
Noninterest Expense
Salaries, commissions, and employee benefits	$27,273	$22,903
Occupancy	4,719	3,860
Data Processing	5,515	4,509
Postage, stationary, and supplies	872	591
Net loss (gain) on sales and valuation of ORE	1,395	(73)
Advertising	226	268
Charitable Contributions	574	566
Outside service fees	4,112	3,041
Amortization of intangibles	1,636	1,069
Penalty for early extinguishment of debt	1,323	—
Other	5,708	6,026
Total noninterest expenses	$53,353	$42,760

Income Tax Expense.   We recorded a provision for income taxes of $11.8 million for the year ended December 31, 2020, compared to $7.6 million for the year ended December 31, 2019, reflecting effective tax rates of 23.7% and 22.1%, respectively. The effective tax rate for 2020 increased due to the fact that tax- exempt interest remained consistent year-over-year while other taxable components of income increased significantly.

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

The following tables set forth the distribution of our average assets, liabilities and shareholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the periods indicated:

	For the Year Ended December 31,
	2020			2019			2018
		Interest	Rate		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expenses (1)	Paid (1)	Balance	Expenses (1)	Paid (1)	Balance	Expenses (1)	Paid (1)

	(dollars in thousands)
ASSETS
Interest-earning assets
Loans (2)

Taxable	$1,918,490	$90,698	4.73%	$1,465,306	$78,230	5.34%	$1,338,614	$68,615	5.13%
Tax-exempt	113,667	5,791	5.09%	99,955	5,961	5.96%	87,233	4,413	5.06%
Securities
Taxable (available for sale)	114,392	3,142	2.75%	81,454	2,349	2.88%	73,090	2,193	3.00%
Tax-exempt (available for sale)	67,903	2,170	3.20%	52,015	1,848	3.55%	54,619	1,974	3.61%
Taxable (held to maturity)	9,068	216	2.38%	30,566	749	2.45%	27,000	632	2.34%
Tax-exempt (held to maturity)	8,422	220	2.61%	10,930	304	2.78%	13,094	388	2.96%
Cash and due from banks	76,153	181	0.24%	68,873	1,427	2.07%	66,118	1,152	1.74%
Total interest-earning assets	2,308,095	102,418	4.44%	1,809,099	90,868	5.02%	1,659,768	79,367	4.78%
Non interest-earning assets	211,387			157,058			129,708
Allowance for loan losses	(14,800)			(11,804)			(12,288)
Total assets	$2,504,682			$1,954,353			$1,777,188
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Checking accounts	$194,718	$669	0.34%	$90,273	$1,785	1.98%	$99,894	$1,125	1.13%
Savings accounts	356,091	1,792	0.50%	261,977	2,570	0.98%	168,254	881	0.52%
Money market accounts	563,847	3,076	0.55%	440,773	4,913	1.11%	428,052	4,253	0.99%
Certificates of deposit	367,054	6,405	1.74%	380,117	8,124	2.14%	371,332	5,819	1.57%
Brokered Deposits	18,428	531	2.88%	16,387	483	2.95%	10,476	305	2.91%
Total interest bearing deposits	1,500,138	12,473	0.83%	1,189,527	17,875	1.50%	1,078,008	12,383	1.15%
Other borrowed funds	88,512	1,392	1.57%	53,261	1,623	3.05%	111,069	2,462	2.22%
Total interest-bearing liabilities	1,588,650	13,865	0.88%	1,242,788	19,498	1.57%	1,189,077	14,845	1.25%
Non-interest bearing liabilities
Demand Deposits	634,969			495,039			408,403
Other liabilities	15,559			13,348			13,968
Total Liabilities	2,239,178			1,751,175			1,611,448
Shareholders’ equity	265,504			203,178			165,740
Total liabilities & sharesholders’ equity	$2,504,682			$1,954,353			$1,777,188
Net interest income on a fully taxable equivalent basis		88,553			71,370			64,522
Less taxable equivalent adjustment		(1,718)			(1,704)			(1,423)
Net interest income		$86,835			$69,666			$63,099
Net interest spread (3)			3.56%			3.45%			3.53%
Net interest margin (4)			3.84%			3.95%			3.89%

(1)	Annualized on a fully taxable equivalent basis calculated using a federal tax rate of 21.
(2)	Nonaccrual loans are included in average amounts outstanding.
(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income on a fully tax equivalent basis as a percentage of average interest-earning assets.

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

	Twelve Months Ended December 31, 2020			Twelve Months Ended December 31, 2019
	Compared with			Compared with
	Twelve Months Ended December 31, 2019			Twelve Months Ended December 31, 2018
	Increase/(Decrease)			Increase/(Decrease)
	Due to Change in			Due to Change in
	Volume	Rate	Total	Volume	Rate	Total

	(dollars in thousands)
Interest income Loans Taxable	$22,173	$(9,705)	$12,468	$6,682	$2,933	$9,615
Tax-exempt	760	(930)	(170)	695	853	1,548
Securities
Taxable (available for sale)	909	(116)	793	244	(88)	156
Tax-exempt (available for sale)	522	(200)	322	(93)	(33)	(126)
Taxable (held to maturity)	(513)	(20)	(533)	86	31	117
Tax-exempt (held to maturity)	(66)	(18)	(84)	(61)	(23)	(84)
Cash and due from banks	137	(1,383)	(1,246)	49	226	275
Total interest income	23,922	(12,372)	11,550	7,602	3,899	11,501
Interest expense Deposits
Checking accounts	1,070	(2,186)	(1,116)	(117)	777	660
Savings accounts	732	(1,510)	(778)	658	1,031	1,689
Money market accounts	1,124	(2,961)	(1,837)	129	531	660
Certificates of deposit	(271)	(1,448)	(1,719)	141	2,164	2,305
Brokered Deposits	59	(11)	48	174	4	178
Total interest bearing deposits	2,714	(8,116)	(5,402)	984	4,508	5,492
Other borrowed funds	774	(1,005)	(231)	(1,561)	722	(839)
Total interest expense	3,488	(9,121)	(5,633)	(577)	5,230	4,653
Change in net interest income	$20,434	$(3,251)	$17,183	$8,179	$(1,331)	$6,848

CHANGES IN FINANCIAL CONDITION

Total Assets.  Total assets increased $507.8 million, or 23.0%, to $2.7 billion at December 31, 2020 from $2.2 billion at December 31, 2019.

Cash and Cash Equivalents.  Cash and cash equivalents increased by $83.8 million, or 96.9%, to $170.2 million at December 31 2020 from $86.5 million at December 31, 2019.

Investment Securities.  The carrying value of total investment securities decreased by $53.5 million to $171.7 million at December 31, 2020 from $225.2 million at December 31, 2019.

Loans.  Net loans increased by $448.9 million, or 26.0%, to $2.17 billion at December 31, 2020 from $1.72 billion at December 31, 2019.

Bank-Owned Life Insurance.  At December 31, 2020, our investment in bank-owned life insurance was $31.4 million, an increase of $6.5 million from $24.9 million at December 31, 2019.

Deposits.  Deposits increased $477.7 million, or 25.9%, to $2.32 billion at December 31, 2020 from $1.84 billion at December 31, 2019.

Borrowings.  At December 31, 2020, borrowings consisted of advances from the FHLB of Chicago and subordinated debt to other banks. At December 31, 2019, borrowings also included notes payable to other banks. FHLB borrowings totaled $23.5 million at December 31, 2020. FHLB borrowings and notes payable to other banks totaled $39.8 million and $10.0 million, respectively, at December 31, 2019. Subordinated debt decreased $1.1 million to $17.5 million at December 31, 2020 from $18.6 million at December 31, 2019.

Stockholders’ Equity.  Total stockholders’ equity increased $64.6 million, or 28.1%, to $294.8 million at December 31, 2020 from $230.2 million at December 31, 2019.

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

Our loan portfolio is our most significant earning asset, comprising 80.6%, 78.6% and 79.7% of our total assets as of December 31, 2020, 2019 and 2018, respectively. Our strategy is to grow our loan portfolio by originating quality commercial and consumer loans that comply with our credit policies and that produce revenues consistent with our financial objectives. We believe our loan portfolio is well-balanced, which provides us with the opportunity to grow while monitoring our loan concentrations.

Total loans increased $455.1 million, or 26.2%, to $2.19 billion as of December 31, 2020 as compared to $1.74 billion as of December 31, 2019. Our loan growth during the year ended December 31, 2020 has been comprised of an increase of $142.6 million or 47.2% in commercial and industrial loans, an increase of $179.1 million or 22.0% in commercial real estate loans, an increase of $7.9 million or 6.0% in construction and development loans, an increase of $97.2 million or 21.7% in residential 1-4 family loans and an increase of $28.3 million or 70.7% in consumer and other loans. The increase in loans during the year ended December 31, 2020 is attributable to loans purchased as part of the Timberwood transaction along with significant commercial and industrial loan growth as a result of participating in PPP.

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

The following table presents the balance and associated percentage of each major category in our loan portfolio at December 31, 2020, 2019, 2018, 2017 and 2016:

	December 31,
		% of		% of		% of		% of		% of
	2020	Total	2019	Total	2018	Total	2017	Total	2016	Total
Commercial & industrial
Commercial & industrial	$447,344	20%	$302,538	17%	$297,576	21%	$263,787	19%	$202,275	20%
Deferred costs net of unearned fees	(2,352)	0%	(158)	0%	(248)	0%	(239)	0%	(1)	0%
Total commercial & industrial	444,992	20%	302,380	17%	297,328	21%	263,548	19%	202,274	20%

Commercial real estate
Owner Occupied	549,619	25%	459,782	26%	416,097	29%	418,928	30%	280,081	27%
Non-owner occupied	443,144	20%	353,723	20%	252,717	18%	225,290	16%	171,357	17%
Deferred costs net of unearned fees	(514)	0%	(362)	0%	(465)	0%	(413)	0%	(74)	0%
Total commercial real estate	992,249	45%	813,143	47%	668,349	47%	643,805	46%	451,364	44%

Construction & Development
Construction & Development	140,042	7%	132,296	8%	60,927	4%	75,907	5%	51,904	5%
Deferred costs net of unearned fees	32	0%	(133)	0%	(125)	0%	(66)	0%	(47)	0%
Total construction & development	140,074	7%	132,163	8%	60,802	4%	75,841	5%	51,857	5%

Residential 1-4 family
Residential 1-4 family	545,818	25%	448,605	26%	368,673	26%	377,141	27%	283,193	28%
Deferred costs net of unearned fees	(12)	0%	25	0%	17	0%	139	0%	201	0%
Total residential 1-4 family	545,806	25%	448,630	26%	368,690	26%	377,280	27%	283,394	28%

Consumer
Consumer	30,359	1%	29,462	2%	26,854	2%	33,471	2%	28,418	3%
Deferred costs net of unearned fees	129	0%	124	0%	101	0%	90	0%	82	0%
Total consumer	30,488	1%	29,586	2%	26,955	2%	33,561	2%	28,500	3%

Other Loans
Other	38,054	2%	10,440	1%	6,369	0%	3,511	0%	8,866	1%
Deferred costs net of unearned fees	(203)	0%	1	0%	1	0%	1	0%	2	0%
Total other loans	37,851	2%	10,441	1%	6,370	0%	3,512	0%	8,868	1%
Total loans	$2,191,460	100%	$1,736,343	100%	$1,428,494	100%	$1,397,547	100%	$1,026,257	100%

Our directors and officers and their associates are customers of, and have other transactions with, the Bank in the normal course of business. All loans and commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than normal risk of collection or present other unfavorable features. At December 31, 2020 and December 31, 2019, total loans outstanding to such directors and officers and their associates were $67.1 million and $68.6 million, respectively. During the year ended December 31, 2020, $54.7 million of additions and $56.2 million of repayments were made to these loans, compared to $27.9 million of additions and $43.4 million of repayments during the year ended December 31, 2019. At December 31, 2020 and December 31, 2019, all of the loans to directors and officers were performing according to their original terms.

Loan categories

The principal categories of our loan portfolio are discussed below:

Commercial and Industrial (C&I).  Our C&I portfolio totaled $445.0 million, $302.4million and $297.3 million at December 31, 2020, 2019 and 2018, respectively, and represented 20%, 17% and 21% of our total loans, respectively. C&I loans increased 47.2% during 2020, primarily as a result of loans made through PPP and secondarily as a result of the Timberwood acquisition. C&I loans increased 1.7% in 2019. C&I loans increased 12.8% during 2018 due to the increased business needs of customers in our markets in response to strong economic conditions in those markets.

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

Commercial Real Estate (CRE).  ur CRE loan portfolio totaled $992.2 million, $813.1 million and $668.3 million at December 31, 2020, 2019 and 2018, respectively, and represented 45%, 47% and 47% of our total loans, respectively. Our CRE loans increased 22.0% during 2020, primarily as a result of the Timberwood acquisition. Our CRE loans increased 21.7% during 2019 due primarily to the Partnership acquisition. Our CRE loans increased 3.8% during 2018 due to modest organic loan growth spurred by the business needs of customers in our markets, offset by a planned reduction in out-of-market CRE loans acquired in the Waupaca acquisition that was planned at the time of acquisition

Our CRE loans are secured by a variety of property types including multifamily dwellings, retail facilities, office buildings, commercial mixed use, lodging and industrial and warehouse properties. We do not have any specific industry or customer concentrations in our CRE portfolio. Our commercial real estate loans are generally for terms up to twenty years, with loan-to-values that generally do not exceed 85%. Amortization schedules are long term and thus a balloon payment is generally due at maturity. Under most circumstances, the Bank will offer to rewrite or otherwise extend the loan at prevailing interest rates.

Construction and Development (C&D).  Our C&D loan portfolio totaled $140.1 million, $132.2 million and $60.8 million at December 31, 2020, 2019 and 2018, respectively, and represented 7%, 8% and 4% of our total loans, respectively. C&D loans increased 6.0% during 2020. C&D loans increased 117.4% during 2019 due to a combination of loans acquired in the Partnership acquisition and strong development in both owner-occupied and multifamily developments in our markets due to a continued strong economy. C&D loans decreased 19.8% during 2018 as a result of targeted efforts to reduce this type of lending as it had approached an internally set maximum allowable percentage to regulatory capital during 2017.

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

Residential 1-4 Family. Our residential 1-4 family loan portfolio totaled $545.8 million, $448.6 million and $368.7 million at December 31, 2020, 2019 and 2018, respectively, and represented 25%, 26% and 26% of our total loans, respectively. Residential 1-4 family loans increased 21.7% during 2020 primarily as a result of the Timberwood transaction. Residential 1-4 family loans increased 21.7% during 2019 primarily as a result of the Partnership transaction. Residential 1-4 family loans decreased 2.3% during 2018 as a result of an overall slowdown in the residential mortgage lending environment.

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

We were servicing mortgage loans sold to others without recourse of approximately $612.7 million, $554.4 million and $316.5 million at December 31, 2020, 2019 and 2018, respectively.

Loans sold with the retention of servicing assets result in the capitalization of servicing rights. Loan servicing rights are included in other assets and are subsequently amortized as an offset to other income over the estimated period of servicing. The net balance of capitalized servicing rights amounted to $3.7 million, $4.3 million and $3.1 million at December 31, 2020, 2019 and 2018, respectively.

Consumer Loans.  Our consumer loan portfolio totaled $ million, $27.0 million and $33.6 million at December 31, 2020, 2019 and 2018, respectively, and represented and represented 1%, 2%, and 2% of our total loans, respectively. Consumer loans include secured and unsecured loans, lines of credit and personal installment loans. Our consumer loans increased by 3.0% during 2020. Our consumer loans increased by 9.8% during 2019. Our consumer loans decreased by 19.7% during 2018 due to one loan totaling $7.6 million, secured by a trust, which was paid in full when the trust grantor passed away.

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

Other Loans.  Our other loans totaled $37.9 million, $10.4 million and $6.4 million at December 31, 2020, 2019 and 2018, respectively, and are immaterial to the overall loan portfolio. The other loans category consists primarily of overdrawn depository accounts, loans utilized to purchase or carry securities and loans to nonprofit organizations.

Loan Portfolio Maturities.

The following tables summarize the dollar amount of loans maturing in our portfolio based on their loan type and contractual terms to maturity at December 31, 2020 and 2019, respectively. The tables do not include any estimate of prepayments, which can significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One Year	One to	Over Five
As of December 31, 2020	or Less	Five Years	Years	Total

	(dollars in thousands)
Commercial & industrial	$52,315	$306,198	$86,479	$444,992
Commercial real estate	112,260	410,469	469,520	992,249
Construction & Development	29,789	15,164	95,121	140,074
Residential 1-4 family	19,641	59,375	466,790	545,806
Consumer and other	5,990	44,324	18,025	68,339
Total	$219,995	$835,530	$1,135,935	$2,191,460

	One Year	One to	Over Five
As of December 31, 2019	or Less	Five Years	Years	Total

	(dollars in thousands)
Commercial & industrial	$93,244	$120,816	$88,320	$302,380
Commercial real estate	120,010	421,789	271,344	813,143
Construction & Development	27,079	43,132	61,952	132,163
Residential 1-4 family	27,120	65,537	355,973	448,630
Consumer and other	10,825	20,438	8,764	40,027
Total	$278,278	$671,712	$786,353	$1,736,343

The following tables summarize the dollar amount of loans maturing in our portfolio based on whether the loan has a fixed or variable rate of interest and their contractual terms to maturity at December 31, 2020 and 2019, respectively. The tables do not include any estimate of prepayments, which can significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One Year	One to	Over Five
As of December 31, 2020	or Less	Five Years	Years	Total

	(dollars in thousands)
Predetermined interest rates	$119,932	$763,183	$684,642	$1,567,757
Floating or adjustable interest rates	100,063	72,347	451,293	623,703
Total	$219,995	$835,530	$1,135,935	$2,191,460

	One Year	One to	Over Five
As of December 31, 2019	or Less	Five Years	Years	Total

	(dollars in thousands)
Predetermined interest rates	$141,578	$574,071	$389,942	$1,105,591
Floating or adjustable interest rates	136,700	97,641	396,411	630,752
Total	$278,278	$671,712	$786,353	$1,736,343

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

Our nonperforming assets consist of nonperforming loans and foreclosed real estate. Nonperforming loans are those on which the accrual of interest has stopped, as well as loans that are contractually 90 days past due on which interest continues to accrue. The composition of our nonperforming assets is as follows:

	As of December 31,
	2020	2019	2018	2017	2016

	(dollars in thousands)
Nonaccruals	$10,796	$5,093	$20,099	$18,127	$575
Loans past due > 90 days, but still accruing	1,738	354	423	2,486	27
Total nonperforming loans	$12,534	$5,447	$20,522	$20,613	$602
Accruing troubled debt resructured loans	$1,132	$1,844	$179	$185	$2,718
Nonperforming loans as a percent of gross loans	0.57%	0.31%	1.44%	1.47%	0.06%
Nonperforming loans as a percent of total assets	0.46%	0.25%	1.14%	1.18%	0.05%

At December 31, 2020, 2019, 2018, 2017 and 2016, impaired loans had specific reserves of $900,000, $840,000, $1,079,000, $281,000 and $225,000, respectively. Levels of specific reserves are dependent on the specific underlying impaired loans at any given time. Management has evaluated the aforementioned loans and other loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for loan losses at December 31, 2020.

Our nonperforming assets increased during the years ended December 31, 2018 and 2017, primarily due to the Waupaca acquisition, which included $19.4 million of loans which were considered nonperforming. This increase in nonperforming assets was anticipated in conjunction with the Waupaca acquisition, and management has actively manage these relationships out of the Bank through pay downs, refinances with or sales of loans to other institutions, or foreclosure actions. As a result of these actions nonperforming assets declined sharply during 2019. Nonperforming assets trended back up slightly during 2020 primarily due to one commercial real estate loan totaling approximately $7.3 million which was moved to nonaccrual status when a major tenant declared bankruptcy and vacated the facility. Payments have continued to be made timely on this loan, and significant interest has been noted from potential tenants to fill this vacancy.

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

In response to the COVID-19 pandemic, the CARES Act was signed into law. Under the CARES Act, banks may elect to deem that loan modifications do not result in TDRs if they are (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020 and the earlier of (A) 60 days after the date of termination of the national emergency declaration or (B) December 31, 2020. Additionally, in accordance with the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised), other short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs under ASC Subtopic 310-40. This includes short-term (e.g. up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. Loans modified under this guidance are not considered TDRs and as such are not identified in the table below. During 2020, the Company granted payment deferrals to over 625 customers on loans totaling over $271 .5 million. These deferrals were primarily for lengths in the range of 60 to 180 days, and were a combination of deferrals of principal payments only or  both principal  and interest  payments.  As  of December 31, 2020, these totals had decreased to fewer than 20 loans with total balances less than $20.0 million.

As of December 31, 2020 and 2019, the Company had specific reserves of $0 and $80,000 for TDRs, respectively, and none of them have subsequently defaulted.

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

Loans totaling $50.1 million and $60.3 million were classified substandard under the Bank’s policy as of December 31, 2020 and 2019, respectively. The following table sets forth information related to the credit quality of our loan portfolio at December 31, 2020 and 2019.

Loan type (in thousands)	Pass	Watch	Substandard	Total
As of December 31, 2020
Commercial & industrial	$413,467	$24,642	$6,883	$444,992
Commercial real estate	848,909	103,096	40,244	992,249
Construction & Development	134,313	5,412	349	140,074
Residential 1-4 family	535,463	7,688	2,655	545,806
Consumer	30,479	9	—	30,488
Other loans	37,428	423	—	37,851
Total loans	$2,000,059	$141,270	$50,131	$2,191,460

Loan type (in thousands)	Pass	Watch	Substandard	Total
As of December 31, 2019
Commercial & industrial	$270,948	$19,074	$12,358	$302,380
Commercial real estate	693,642	72,610	46,891	813,143
Construction & Development	128,820	3,313	30	132,163
Residential 1-4 family	441,144	6,511	975	448,630
Consumer	29,517	37	32	29,586
Other loans	6,504	3,937	—	10,441
Total loans	$1,570,575	$105,482	$60,286	$1,736,343

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

The following table summarizes the changes in our ALLL for the years indicated:

	Year ended December 31,
	2020	2019	2018	2017	2016

	(dollars in thousands)
Period-end loans outstanding (net of unearned discount and deferred loan fees)	$2,191,460	$1,736,343	$1,428,494	$1,397,547	$1,026,257
Average loans outstanding (net of unearned discount and deferred loan fees)	$2,032,157	$1,565,261	$1,425,867	$1,130,036	$978,747
Balance of allowance for loan losses at the beginning of period	$11,396	$12,248	$11,612	$10,728	$10,011
Loans charged-off:
Commercial & industrial	1,087	1,229	35	4	6
Commercial real estate-owner occupied	783	4,994	2,374	0	0
Commercial real estate-non-owner occupied	0	62	0	1	0
Construction & Development	33	0	83	15	28
Residential 1-4 family	63	276	140	141	168
Consumer	90	76	48	7	12
Other Loans	35	41	37	50	24
Total loans charged-off	2,091	6,678	2,717	218	238

Recoveries of loans previously charged off:
Commercial & industrial	4	11	2	7	500
Commercial real estate-owner occupied	1,129	356	158	0	0
Commercial real estate-non-owner occupied	40	60	3	0	0
Construction & Development	0	0	0	0	36
Residential 1-4 family	42	130	233	36	68
Consumer	0	11	12	1	20
Other Loans	13	8	10	3	11
Total recoveries of loans previously charged off:	1,228	576	418	47	635
Net Loan charge-offs (recoveries)	863	6,102	2,299	171	(397)
Provision charged to operating expense	7,125	5,250	2,935	1,055	320
Balance at end of period	$17,658	$11,396	$12,248	$11,612	$10,728
Ratio of net charge offs (recoveries) during the year to average loans outstanding	0.04%	0.39%	0.16%	0.02%	(0.04)%
Ratio of allowance for loan losses to loans outstanding	0.81%	0.66%	0.86%	0.83%	1.05%

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

The following table summarizes an allocation of the ALLL and the related percentage of loans outstanding in each category for the periods below.

	As of December 31
	2020		2019		2018		2017		2016
	% of		% of		% of		% of		% of
(in thousands, except %)	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Loan Type:
Commercial & industrial	$2,049	20%	$2,320	17%	$3,021	21%	$2,362	19%	$1,905	20%
Commercial real estate-owner occupied	6,108	25%	4,587	26%	3,750	29%	3,376	30%	3,238	27%
Commercial real estate-non-owner occupied	3,904	20%	1,578	20%	2,100	18%	1,987	16%	1,900	17%
Construction & Development	1,027	7%	548	8%	725	4%	945	5%	727	5%
Residential 1-4 family	3,960	25%	2,169	26%	2,472	26%	2,728	27%	2,685	28%
Consumer	201	1%	141	2%	148	2%	191	2%	189	3%
Other Loans	409	2%	53	1%	32	0%	23	0%	84	1%
Total allowance	$17,658	100%	$11,396	100%	$12,248	100%	$11,612	100%	$10,728	100%

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

Deposits.  Our current deposit products include non-interest bearing and interest-bearing checking accounts, savings accounts, money market accounts, and certificate of deposits. As of December 31, 2020, deposit liabilities accounted for approximately 85.4% of our total liabilities and equity. We accept deposits primarily from customers in the communities in which our branches and offices are located, as well as from small businesses and other customers throughout our lending area. We rely on our competitive pricing and products, quality customer service, and convenient locations and hours to attract and retain deposits. Deposit rates and terms are based primarily on current business strategies, market interest rates, liquidity requirements and our deposit growth goals.

Total deposits were $2.32 billion, $1.84 billion and $1.56 billion as of December 31, 2020, 2019 and 2018, respectively. Noninterest-bearing deposits at December 31, 2020, 2019 and 2018 were $715.6 million, $476.5 million and $448.8 million, respectively, while interest-bearing deposits were $1.61 billion, $1.37 billion and $1.11 billion at December 31, 2020, 2019 and 2018, respectively.

At December 31, 2020, we had a total of $348.3million in certificates of deposit, including $19.2 million of brokered deposits, of which $7.5 million had remaining maturities of one year or less. Based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.

The following tables set forth the average balances of our deposits for the periods indicated:

	December 31,			December 31,			December 31,
	2020			2019			2018
			Weighted			Weighted			Weighted
			average			average			average
	Amount	Percent	rate	Amount	Percent	rate	Amount	Percent	rate

	(dollars in thousands)
Noninterest-bearing demand deposits	$634,939	29.7%	N/A	$495,039	29.4%	N/A	$408,403	27.5%	N/A
Interest-bearing checking deposits	194,718	9.1%	0.34%	90,273	5.4%	1.98%	99,894	6.7%	1.13%
Savings deposits	356,091	16.7%	0.50%	261,977	15.6%	0.98%	168,254	11.3%	0.52%
Money market accounts	563,847	26.4%	0.55%	440,773	26.2%	1.11%	428,052	28.8%	0.99%
Certificates of deposit	367,054	17.2%	1.74%	380,117	22.6%	2.14%	371,332	25.0%	1.57%
Brokered deposits	18,428	0.9%	2.88%	16,387	1.0%	2.95%	10,476	1.0%	2.91%
Total	$2,135,077	100%		$1,684,566	100%		$1,486,411	100%

Certificates of deposit of $100,000 or greater by maturity are as follows:

	December 31,
	2020	2019	2018

	(dollars in thousands)
Less than 3 months remaining	$33,672	$34,306	$26,366
Over 3 to 6 months remaining	43,163	23,201	46,593
Over 6 to 12 months remaining	31,614	38,937	35,932
Over 12 months or more remaining	45,611	80,151	89,501
Total	$154,060	$176,595	$198,392

Retail certificates of deposit of $100,000 or greater totaled $154.1 million, $176.6 million and $198.4 million at December 31, 2020, 2019 and 2018, respectively. Interest expense on retail certificates of deposit of $100,000 or greater was $3.1 million, $3.5 million and $2.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The following table sets forth certificates of deposit (including brokered deposits) classified by interest rate as of the dates indicated:

	December 31,
	2020	2019	2018

	(dollars in thousands)
Interest Rate:
Less than 1.00%	$115,478	$168	$1,824
1.00% to 1.99%	105,376	165,763	164,366
2.00% to 2.99%	98,275	190,164	204,825
3.00% to 3.99%	29,182	32,911	29,142
Total	$348,311	$389,006	$400,157

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

The following table summarizes securities sold under repurchase agreements, and the weighted average interest rates paid:

	Year ended December 31,
(dollars in thousands)	2020	2019	2018
Average daily amount of securities sold under repurchase agreements during the period	$34,984	$21,522	$22,315
Weighted average interest rate on average daily securities sold under repurchase agreements	0.32%	2.14%	1.79%
Maximum outstanding securities sold under repurcase agreements at any month-end	$79,718	$45,865	$48,010
Securities sold under repurchase agreements at period end	$36,377	$45,865	$31,489
Weighted average interest rate on short-term borrowing at period end	0.04%	1.47%	2.43%

Lines of credit and other borrowings

The Company’s other borrowings have historically consisted primarily of short-term FHLB of Chicago advances collateralized by a blanket pledge agreement on the Company’s FHLB capital stock and retail and commercial loans held in the Company’s portfolio. There were $23.3 million and $39.6 million of advances outstanding from the FHLB at December 31, 2020 and 2019, respectively. There were no advances outstanding from the FHLB as of December 31, 2018. From time to time the Company utilized short-term FHLB advances to fund liquidity during 2018.

The total loans pledged as collateral were $825.3 million, $815.2 million and $697.3 million at December 31, 2020, 2019 and 2018, respectively. Outstanding letters of credit from the FHLB totaled $0.8 million, $14.4 million and $55.0 million at December 31, 2020, 2019 and 2018, respectively.

The following table summarizes short-term borrowings (borrowings with maturities of one year or less), which consist of borrowings from the FHLB, and the weighted average interest rates paid:

	Year ended December 31,
(dollars in thousands)	2020	2019	2018

Average daily amount of short-term borrowings outstanding during the period	$35,622	$16,665	$73,464
Weighted average interest rate on average daily short-term borrowing	1.37%	1.90%	1.75%
Maximum outstanding short-term borrowings outstanding at any month-end	$58,800	$39,800	$100,000
Short-term borrowing outstanding at period end	$23,338	$39,800	$—
Weighted average intrest rate on short-term borrowing at period end	1.22%	1.80%	NA

We maintained a $5.0 million line of credit with a commercial bank. At December 31, 2019 we had outstanding balances on this note of $5.0 million. Borrowings under this note carried interest at a variable rate with a floor of 3.50%, and were due in full on May 25, 2021. This agreement was terminated on July 22, 2020.

We also maintained a $5.0 million line of credit with another commercial bank. There were outstanding balances on this note of $5.0 million as of December 31, 2019. There were no advances on this note at December 31, 2018 or 2017. This note was not renewed when it matured on May 19, 2020.

The Corporation maintains a $7.5 million line of credit with another commercial bank, which was entered into on May 15, 2020. There were no outstanding balances on this note at December 31, 2020. Any future borrowings will require monthly payments of interest at a variable rate, and will be due in full on May 15, 2021.

During September 2017, the Company entered into subordinated note agreements with three separate commercial banks. The Company had up to twelve months from entering these agreements to borrow funds up to a maximum availability of $22.5 million. As of December 31, 2020 and 2019, the Company had borrowed $11.5 million under these agreements. These notes were all issued with 10-year maturities, carry interest at a variable rate payable quarterly, are callable on or after the sixth anniversary of their issuance dates, and qualify for Tier 2 capital for regulatory purposes.

As part of the Partnership acquisition, the Company assumed a subordinated note agreement with an outstanding balance of $7.0 million, and a fair market value adjustment of $0.2 million. The note was set to mature on October 1, 2025, required quarterly interest-only payments at a rate of 7.1% prior to maturity, and could be prepaid without penalty on or after October 1, 2020. This note qualified for Tier 2 capital for regulatory purposes. This note was prepaid in full on October 1, 2020.

On July 22, 2020, the Company entered into subordinated note agreements with two separate commercial banks. The Company had through December 31, 2020, to borrow funds up to a maximum availability of $6.0 million under each agreement, or $12.0 million total. These notes were issued with 10-year maturities, carry interest at a fixed rate of 5.0% through June 30, 2025, and at a variable rate thereafter, payable quarterly. These notes are callable on or after January 1, 2026 and qualify for Tier 2 capital for regulatory purposes. The Company had outstanding balances of $6.0 million under these agreements at December 31, 2020.

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

Securities available for sale consist of U.S. Treasury securities, obligations of states and political subdivision, mortgage-backed securities, and corporate notes. Securities classified as available for sale, which management has the intent and ability to hold for an indefinite period of time, but not necessarily to maturity, are carried at fair value, with unrealized gains and losses, net of related deferred income taxes, included in stockholders’ equity as a separate component of other comprehensive income. The fair value of securities available for sale totaled $165.0 million and included gross unrealized gains of $8.0 million and gross unrealized losses of $0.1million at December 31, 2020. At December, 31 2019, the fair value of securities available for sale totaled $181.5 million and included gross unrealized gains of $3.4 million and gross unrealized losses of $0.2 million.

Securities classified as held to maturity consist of obligations of states and political subdivisions. These securities, which management has the intent and ability to hold to maturity, are reported at amortized cost. Securities held to maturity as of December 31, 2020 are carried at their amortized cost of $6.7 million. At December 31, 2019, securities held to maturity totaled $43.7 million and consisted of U.S. Treasury securities and obligations of states and political subdivisions.

The Company recognized a net gain on sale of investment securities of $3.2 million during the year ended December 31, 2020. The Company recognized a net gain of $0.2 million on the sale of an investment previously classified as an “other investment” and also a net gain on sale of investment securities of $0.6 million during the year ended December 31, 2019. The Company recognized a net loss on sale of investment securities of $31,000 for the year ended December 31, 2018.

The following table sets forth the fair value of available for sale investment securities, the amortized costs of held to maturity and the percentage distribution at the dates indicated:

	December 31,
	2020		2019		2018
	Amount	Percent	Amount	Percent	Amount	Percent

	(dollars in thousands)
Available for sale securities
Obligations of U.S. Government sponsored agencies	$18,779	11%	$12,060	7%	$—	0%
Obligations of states and political subdivisions	72,217	44%	54,771	30%	51,893	44%
Mortgage-backed securities	44,199	27%	51,720	28%	50,569	42%
Corporate notes	27,743	17%	62,955	35%	16,444	14%
Certificates of deposit	2,101	1%	—	0%	—	0%
Total securities available for sale	$165,039	100%	$181,506	100%	$118,906	100%
Held to maturity securities
U.S. Treasury securities	$—	0%	$33,527	77%	$28,975	71%
Obligations of states and political subdivisions	6,669	100%	10,207	23%	11,793	29%
Total securities held to maturity	$6,669	100%	$43,734	100%	$40,768	100%
Total	$171,708		$225,240		$159,674

The following tables set forth the composition and maturities of investment securities as of December 31, 2020 and December 31, 2019. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

			After One, But		After Five, But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)

	(dollars in thousands)
At December 31, 2020
Available for sale securities
Obligations of U.S.
Government sponsored agencies	$302	(0.4)%	$310	0.1%	$2,184	2.1%	$15,480	1.8%	$18,276	1.8%
Obligations of states and political subdivisions	593	3.2%	4,724	3.7%	13,412	3.3%	48,924	3.4%	67,653	3.4%
Mortgage-backed securities	1,585	2.2%	15,554	2.5%	14,864	2.9%	9,801	2.6%	41,804	2.6%
Corporate notes	11,960	2.9%	4,961	3.3%	—	0.0%	10,437	0.9%	27,358	2.2%
Certificates of deposit	501	1.3%	1,562	1.0%	—	0.0%	—	0.0%	2,063	1.1%
Total available for sale securities	$14,941	2.7%	$27,111	2.7%	$30,460	3.0%	$84,642	2.7%	$157,154	2.8%
Held to maturity securities
Obligations of states and political subdivisions	$751	1.8%	$3,523	2.6%	$2,395	2.9%	$—	—	$6,669	2.6%
Total	$15,692	2.6%	$30,634	2.7%	$32,855	3.0%	$84,642	2.7%	$163,823	2.8%

			After One, But		After Five, But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)

	(dollars in thousands)
At December 31, 2019
Available for sale securities
Obligations of U.S. Government sponsored agencies	$—	—	$—	—	$—	—	$12,218	2.3%	$12,218	2.3%
Obligations of states and political subdivisions	1,685	3.1%	6,524	3.5%	13,153	3.7%	31,231	3.7%	52,593	3.6%
Mortgage-backed securities	1,469	2.1%	18,395	2.5%	19,514	2.9%	11,392	2.8%	50,770	2.7%
Corporate notes	45,752	1.8%	16,815	3.0%	—	0.0%	228	8.3%	62,795	2.1%
Total available for sale securities	$48,906	1.9%	$41,734	2.8%	$32,667	3.2%	$55,069	3.2%	$178,376	2.8%
Held to maturity securities
U.S. Treasury securities	$3,508	2.3%	$12,501	2.6%	$17,517	2.4%	$—	—	$33,526	2.4%
Obligations of states and political subdivisions	628	1.6%	4,276	2.4%	2,395	2.9%	2,909	3.8%	10,208	2.9%
Total held to maturity securities	$4,136	2.1%	$16,777	2.5%	$19,912	2.5%	$2,909	3.8%	$43,734	2.5%
Total	$53,042	1.9%	$58,511	2.8%	$52,579	2.9%	$57,978	3.2%	$222,110	2.7%

(1) Weighted Average Yield is shown on a fully taxable equivalent basis using a federal tax rate of 21%.

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

As of December 31, 2020, six debt securities had gross unrealized losses, with an aggregate depreciation of 0.08% from our amortized cost basis. The largest unrealized loss percentage of any single security was 1.86% (or $74,000) of its amortized cost. This was also the largest unrealized dollar loss of any single security.

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

	Year ended December 31,
	2020	2019	2018	2017	2016
Return on average:
Total assets	1.52%	1.37%	1.43%	1.04%	1.13%
Stockholders’ equity	14.33%	13.14%	15.36%	11.26%	12.01%
Dividend payout ratio	16%	20%	18%	26%	25%
Average shareholders’ equity to average assets	10.85%	10.42%	9.72%	9.22%	9.69%

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

Capital Adequacy.  Total shareholders’ equity was $294.9 million at December 31, 2020, compared to $230.2 million at December 31, 2019, and $174.3 million at December 31, 2018. Our total shareholders’ equity increased during 2020, 2019 and 2018 as a result of our profitability, reduced by dividends paid and common share repurchases. Growth in shareholders’ equity during 2020 and 2019 was further stimulated by the acquisitions of Timberwood and Partnership in these years, respectively.

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

					Minimum Capital
					Required for
					Capital Adequacy		Minimum To Be
					Plus Capital		Well-Capitalized
			Minimum Capital		Conservation Buffer		Under Ptompt
			Required for		Basel III		Corective Action
	Actual		Capital Adequacy		Phase-In Schdule		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
At December 31, 2020
Bank First Corporation:
Total capital (to risk-weighted assets)	$263,344	11.7%	N/A	N/A	N/A	N/A	N/A	N/A
Tier I capital (to risk-weighted assets)	$228,186	10.2%	N/A	N/A	N/A	N/A	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	$228,186	10.2%	N/A	N/A	N/A	N/A	N/A	N/A
Tier I capital (to average assets)	$228,186	8.7%	N/A	N/A	N/A	N/A	N/A	N/A
Bank First, N.A:
Total capital (to risk-weighted assets)	$263,129	11.7%	$179,420	8.0%	$235,489	10.50%	$224,275	10.0%
Tier I capital (to risk-weighted assets)	$245,471	10.9%	$134,565	6.0%	$190,634	8.50%	$179,420	8.0%
Common equity tier I capital (to risk-weighted assets)	$245,471	10.9%	$100,924	4.5%	$156,993	7.00%	$145,779	6.5%
Tier I capital (to average assets)	$245,471	9.5%	$103,814	4.0%	$103,814	4.00%	$129,768	5.0%
At December 31, 2019
Bank First Corporation:
Total capital (to risk-weighted assets)	$208,900	10.4%	N/A	N/A	N/A	N/A	N/A	N/A
Tier I capital (to risk-weighted assets)	$178,882	8.9%	N/A	N/A	N/A	N/A	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	$178,882	8.9%	N/A	N/A	N/A	N/A	N/A	N/A
Tier I capital (to average assets)	$178,882	8.5%	N/A	N/A	N/A	N/A	N/A	N/A
Bank First, N.A:
Total capital (to risk-weighted assets)	$215,347	10.7%	$161,163	8.0%	$211,527	10.50%	$201,454	10.0%
Tier I capital (to risk-weighted)	$203,951	10.1%	$120,872	6.0%	$171,236	8.50%	$161,163	8.0%
Common equity tier I capital (to risk-weighted assets)	$203,951	10.1%	$90,654	4.5%	$141,018	7.00%	$130,945	6.5%
Tier I capital (to average assets)	$203,951	9.7%	$84,390	4.0%	$84,390	4.00%	$105,487	5.0%

As previously mentioned, the Company carried $17.5 and $18.6 million of subordinated debt as of December 31, 2020 and 2019, respectively, which is included in total capital for the Company in the tables above.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, AND CONTINGENCIES

The Company has entered into contractual obligations and commitments. The following tables summarize the Company’s contractual cash obligations and other commitments by maturity at December 31, 2020:

	Payments Due—By Period as of December 31, 2020
		Less Than	One to	Three to	After Five
CONTRACUAL OBLIGATIONS	Total	One Year	Three Years	Five Years	Years

	(dollars in thousands)
Certificates of deposit	$348,311	$241,832	$84,404	$13,517	$8,558
Subordinate debt	18,500	—	—	—	18,500
Operating lease obligations	3,765	98	172	170	3,325
Total contractual cash obligations	$370,576	$241,930	$84,576	$13,687	$30,383

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

Loan commitments and standby and direct pay letters of credit do not necessarily represent our future cash requirements because while the borrower has the ability to draw upon these commitments at anytime, these commitments occasionally expire without being drawn upon. Our off-balance sheet arrangements as of December 31, 2020 were as follows:

	Amounts of Commitments Expiring-By Period as of December 31, 2020
		Less Than	One to	Three to	After Five
OTHER COMMITMENTS	Total	One Year	Three Years	Five Years	Years

	(dollars in thousands)
Unused lines of credit	$461,036	$249,691	$83,557	$26,295	$101,493
Standby and direct pay letters of credit	7,567	5,800	1,400	364	3
Credit card arrangements	10,867	—	—	—	10,867
Total commitments	$479,470	$255,491	$84,957	$26,659	$112,363

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

Selected Quarterly Financial Data

The following is selected financial data summarizing the results of operations for each quarter in the years ended December 31, 2020 and 2019.

	2020 Quarter Ended
(dollars in thousands, except per share data)	December 31,	September 30,	June 30,	March 31,
Interest income	$27,094	$25,928	$24,382	$23,296
Interest expense	2,623	3,003	3,586	4,653
Net interest income	24,471	22,925	20,796	18,643
Provision for loan losses	1,650	1,350	3,150	975
Noninterest income	6,744	5,115	7,764	3,897
Noninterest expense	13,972	12,202	14,438	12,741
Provision for income taxes	4,063	3,534	2,676	1,558
Net income attributable to Bank First Corporation	$11,530	$10,954	$8,296	$7,266
Net income available to common shareholders	$11,530	$10,954	$8,296	$7,266
Basic earnings per common share*	$1.49	$1.42	$1.11	$1.03
Diluted earnings per common share*	$1.49	$1.42	$1.11	$1.02

	2019 Quarter Ended
(dollars in thousands, except per share data)	December 31,	September 30,	June 30,	March 31,
Interest income	$23,795	$25,489	$20,158	$19,723
Interest expense	5,015	5,176	4,784	4,523
Net interest income	18,780	20,313	15,374	15,200
Provision for loan losses	1,125	3,000	500	625
Noninterest income	3,211	3,145	2,736	3,540
Noninterest expense	11,182	12,087	9,955	9,536
Provision for income taxes	2,225	1,712	1,666	1,992
Net income attributable to Bank First Corporation	$7,459	$6,659	$5,989	$6,587
Net income available to common shareholders	$7,459	$6,659	$5,989	$6,587
Basic earnings per common share*	$1.05	$0.95	$0.91	$1.00
Diluted earnings per common share*	$1.04	$0.93	$0.90	$1.00

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

As of December 31, 2020:

Change in Interest	Percentage Change
Rates (in Basis Points)	in Net Interst Income
+400	4.7%
+300	4.2%
+200	3.9%
+100	2.7%
-100	(3.3)%

As of December 31, 2019:

Change in Interest	Percentage Change
Rates (in Basis Points)	in Net Interst Income
+400	(0.6)%
+300	(0.4)%
+200	(0.2)%
+100	0.0%
-100	(1.1)%

Economic Value of Equity Analysis.    We also analyze the sensitivity of the Company’s financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between estimated changes in the present value of the Company’s assets and estimated changes in the present value of the Company’s liabilities assuming various changes in current interest rates. The Company’s economic value of equity analysis as of December 31, 2020 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Company would experience a 14.34% increase in the economic value of equity. At the same date, our analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, the Company would experience 2.69% increase in the economic value of equity. The estimates of changes in the economic value of our equity require us to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on the economic value of our equity. Although our economic value of equity analysis provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of our equity and will differ from actual results.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BANK FIRST CORPORATION AND SUBSIDIARIES Manitowoc, Wisconsin

Consolidated Financial Statements

Years Ended December 31, 2020, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Bank First Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Bank First Corporation and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of their operations and their cash flows for the periods then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Company's auditor since 2019.

Atlanta, Georgia March

12, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

Bank First Corporation

Manitowoc, Wisconsin

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the year ended December 31, 2018 of Bank First Corporation and its subsidiaries (the “Company”) and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the results of the Company’s operations and their cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Atlanta, Georgia

March 26, 2019

Bank First Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31
	2020	2019

	(In Thousands, except share and per share data)
Assets
Cash and due from banks	$36,255	$33,817
Interest-bearing deposits	5,195	19,242
Federal funds sold	128,769	33,393
Cash and cash equivalents	170,219	86,452
Securities held to maturity, at amortized cost ($6,688 and $44,803 fair value at December 31, 2020 and 2019, respectively)	6,669	43,734
Securities available for sale, at fair value	165,039	181,506
Loans held for sale	809	587
Loans, net	2,173,802	1,724,947
Premises and equipment, net	43,183	35,286
Goodwill	55,472	43,456
Other investments	8,896	4,933
Cash value of life insurance	31,394	24,945
Identifiable intangible assets, net	9,167	9,666
Other real estate owned ("OREO")	1,885	6,888
Investment in minority-owned subsidiaries	42,305	40,287
Other assets	9,176	7,481
TOTAL ASSETS	$2,718,016	$2,210,168
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Interest-bearing deposits	$1,605,317	$1,366,846
Noninterest-bearing deposits	715,646	476,465
Total deposits	2,320,963	1,843,311
Securities sold under repurchase agreements	36,377	45,865
Notes payable	23,469	49,790
Subordinated notes	17,500	18,622
Other liabilities	24,850	22,369
Total liabilities	2,423,159	1,979,957
Stockholders’ equity:
Serial preferred stock - $0.01 par value
Authorized - 5,000,000 shares	—	—
Common stock - $0.01 par value
Authorized - 20,000,000 shares
Issued - 8,478,383 and 7,902,742 shares as of December 31, 2020 and 2019, respectively
Outstanding - 7,709,497 and 7,084,728 shares as of December 31, 2020 and 2019, respectively	85	79
Additional paid-in capital	92,847	63,085
Retained earnings	221,393	189,494
Treasury stock, at cost - 768,886 and 818,014 shares as of December 31, 2020 and 2019, respectively	(25,227)	(24,941)
Accumulated other comprehensive income	5,759	2,494
Total stockholders’ equity	294,857	230,211
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,718,016	$2,210,168

See accompanying notes to consolidated financial statements.

Bank First Corporation and Subsidiaries

Consolidated Statements of Income

	Years Ended December 31
	2020	2019	2018

	(In Thousands, except per share amounts)
Interest income:
Loans, including fees	$95,273	$82,939	$72,101
Securities:
Taxable	3,358	3,134	2,915
Tax-exempt	1,888	1,662	1,776
Other	181	1,430	1,152
Total interest income	100,700	89,165	77,944
Interest expense:
Deposits	12,473	17,875	12,382
Securities sold under repurchase agreements	114	461	399
Borrowed funds	1,278	1,162	2,064
Total interest expense	13,865	19,498	14,845
Net interest income	86,835	69,667	63,099
Provision for loan losses	7,125	5,250	2,935
Net interest income after provision for loan losses	79,710	64,417	60,164
Noninterest income:
Service charges	5,003	3,506	3,493
Income from Ansay and Associates, LLC ("Ansay")	2,740	1,792	2,114
Income from UFS, LLC ("UFS")	3,066	2,935	2,563
Loan servicing income	1,420	550	1,478
Net gain on sales of mortgage loans	5,310	1,401	617
Net gain (loss) on sales of securities	3,233	634	(31)
Net gain on sale of other investments	—	234	—
Noninterest income from strategic alliances	75	95	90
Other	2,673	1,485	1,176
Total noninterest income	23,520	12,632	11,500
Noninterest expense:
Salaries, commissions, and employee benefits	27,273	22,903	21,500
Occupancy	4,719	3,860	3,498
Data processing	5,515	4,509	3,619
Postage, stationery, and supplies	872	591	620
Net loss (gain) on sales and valuations of OREO	1,395	(73)	252
Advertising	226	268	220
Charitable contributions	574	566	985
Outside service fees	4,112	3,041	3,132
Amortization of intangibles	1,636	1,069	756
Penalty for early extinguishment of debt	1,323	—	—
Other	5,708	6,026	5,029
Total noninterest expense	53,353	42,760	39,611
Income before provision for income taxes	49,877	34,289	32,053
Provision for income taxes	11,831	7,595	6,597
Net Income	$38,046	$26,694	$25,456
Earnings per share - basic	$5.07	$3.91	$3.81
Earnings per share - diluted	$5.07	$3.87	$3.81
Dividends per share	$0.81	$0.80	$0.68

See accompanying notes to consolidated financial statements

Bank First Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

	Years Ended December 31
	2020	2019	2018

	(In Thousands)
Net Income	$38,046	$26,694	$25,456
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities:
Unrealized holding gains (losses) arising during period	7,987	4,378	(1,761)
Amortization of unrealized holding gains on securities transferred from available for sale to held to maturity	(102)	(44)	(76)
Reclassification adjustment for (gains) losses included in net income	(3,233)	(634)	31
Income tax (expense) benefit	(1,387)	(840)	463
Total other comprehensive income (loss)	3,265	2,860	(1,343)
Comprehensive income	$41,311	$29,554	$24,113

See accompanying notes to consolidated financial statements.

Bank First Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity

						Accumulated
	Serial		Additional			Other	Total
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive	Stockholders’
	Stock	Stock	Capital	Earnings	Stock	Income (loss)	Equity

	(In Thousands, except share and per share amounts)
Balance at January 1, 2018	$—	$74	$27,528	$145,879	$(12,730)	$977	$161,728
Net income	—	—	—	25,456	—	—	25,456
Change in accounting principle in unconsolidated subsidiary	—	—	—	1,558	—	—	1,558
Other comprehensive loss	—	—	—	—	—	(1,343)	(1,343)
Purchase of treasury stock	—	—	—	—	(10,449)	—	(10,449)
Sale of treasury stock	—	—	—	—	1,347	—	1,347
Cash dividends ($0.68 per share)	—	—	—	(4,530)	—	—	(4,530)
Amortization of stock-based compensation	—	—	556	—	—	—	556
Vesting of restricted stock awards	—	—	(483)	—	483	—	—
Balance at December 31, 2018	—	74	27,601	168,363	(21,349)	(366)	174,323
Net income	—	—	—	26,694	—	—	26,694
Change in accounting principle in unconsolidated subsidiary	—	—	—	(100)	—	—	(100)
Other comprehensive income	—	—	—	—	—	2,860	2,860
Purchase of treasury stock	—	—	—	—	(4,205)	—	(4,205)
Issuance of treasury stock as deferred compensation payout	—	—	26	—	88	—	114
Shares issued in the acquisition of Partnership Community Bancshares, Inc. (534,659 shares)	—	5	35,298	—	—	—	35,303
Cash dividends ($0.80 per share)	—	—	—	(5,463)	—	—	(5,463)
Amortization of stock-based compensation	—	—	685	—	—	—	685
Vesting of restricted stock awards	—	—	(525)	—	525	—	—
Balance at December 31, 2019	—	79	63,085	189,494	(24,941)	2,494	230,211
Net income	—	—	—	38,046	—	—	38,046
Other comprehensive income	—	—	—	—	—	3,265	3,265
Purchase of treasury stock	—	—	—	—	(4,367)	—	(4,367)
Sale of treasury stock	—	—	—	—	19	—	19
Issuance of treasury stock as deferred compensation payout	—	—	—	—	3,368	—	3,368
Cash dividends ($0.81 per share)	—	—	—	(6,147)	—	—	(6,147)
Amortization of stock-based compensation	—	—	1,081	—	—	—	1,081
Vesting of restricted stock awards	—	—	(694)	—	694	—	—
Shares issued in the acquisition of Tomah Bancshares, Inc. (575,641 shares)	—	6	29,375	—	—	—	29,381
Balance at December 31, 2020	$—	$85	$92,847	$221,393	$(25,227)	$5,759	$294,857

See accompanying notes to consolidated financial statements.

Bank First Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31
	2020	2019	2018

	(In Thousands)
Cash flows from operating activities:
Net income	$38,046	$26,694	$25,456
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,125	5,250	2,935
Depreciation and amortization of premises and equipment	1,536	1,273	1,116
Amortization of intangibles	1,636	1,069	756
Net amortization of securities	689	388	406
Amortization of stock-based compensation	1,081	685	556
Accretion of purchase accounting valuations	(5,473)	(7,077)	(6,056)
Net change in deferred loan fees and costs	2,417	(216)	231
(Benefit) expense for deferred income taxes	(116)	856	1,148
Change in fair value of mortgage servicing rights ("MSR") and other investments	2,262	775	(119)
Loss from sale and disposal of premises and equipment	178	23	455
Loss (gain) on sale of OREO and valuation allowance	1,395	(73)	252
Proceeds from sales of mortgage loans	215,903	86,057	37,891
Originations of mortgage loans held for sale	(212,190)	(85,983)	(37,630)
Gain on sales of mortgage loans	(5,310)	(1,401)	(617)
Realized (gain) loss on sale of securities available for sale and other investments	(3,233)	(868)	31
Undistributed income of UFS joint venture	(3,066)	(2,935)	(2,563)
Undistributed income of Ansay joint venture	(2,740)	(1,792)	(2,114)
Net earnings on life insurance	(741)	(625)	(608)
(Increase) decrease in other assets	(1,876)	(720)	306
Increase in other liabilities	6,440	1,268	1,220
Net cash provided by operating activities	43,963	22,648	23,052
Cash flows from investing activities, net of effects of business combination:
Activity in securities available for sale and held to maturity:
Sales	59,697	45,506	4,467
Maturities, prepayments, and calls	73,524	13,364	15,559
Purchases	(28,764)	(103,848)	(22,909)
Net increase in loans	(343,581)	(36,496)	(29,229)
Dividends received from UFS	2,103	2,108	1,505
Dividends received from Ansay	1,712	1,329	1,432
Proceeds from sale of OREO	5,472	1,704	3,736
Proceeds from sales of other investments	—	984	2,671
Net purchases of Federal Home Loan Bank ("FHLB") stock	(640)	(65)	—
Net purchases of Federal Reserve Bank ("FRB") stock	(2,760)	—	—
Proceeds from life insurance	—	—	152
Proceeds from sale of premises and equipment	284	—	445
Purchases of premises and equipment	(8,371)	(7,268)	(7,927)
Investment in Ansay	—	(13,700)	—
Net cash received (used) in business combination	35,296	(9,771)	—
Net cash used in investing activities	(206,028)	(106,153)	(30,098)

See accompanying notes to consolidated financial statements.

Bank First Corporation and Subsidiaries

Consolidated Statements of Cash Flows - (continued)

	Years Ended December 31
	2020	2019	2018

	(In Thousands)
Cash flows from financing activities, net of effects of business combination:
Net increase in deposits	$307,032	$17,506	$51,023
Net (decrease) increase in securities sold under repurchase agreements	(10,305)	14,376	(16,079)
Proceeds from advances of notes payable	88,000	44,000	1,214,200
Repayment of notes payable	(127,400)	(4,000)	(1,222,700)
Proceeds from subordinated debt	6,000	—	—
Repayment of subordinated debt	(7,000)	—	—
Dividends paid	(6,147)	(5,463)	(4,530)
Proceeds from sales of common stock	19	—	1,347
Repurchase of common stock	(4,367)	(4,205)	(10,449)
Net cash provided by financing activities	245,832	62,214	12,812
Net increase (decrease) in cash and cash equivalents	83,767	(21,291)	5,766
Cash and cash equivalents at beginning of year	86,452	107,743	101,977
Cash and cash equivalents at end of year	$170,219	$86,452	$107,743

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$14,972	$18,938	$14,440
Income taxes	10,181	6,677	5,775
Supplemental schedule of noncash activities:
Loans transferred to OREO	1,892	4,927	1,310
MSR resulting from sale of loans	1,375	740	356
Amortization of unrealized holding gains on securities transferred from available for sale to held to maturity recognized in other comprehensive income, net of tax	(81)	(35)	(60)
Change in unrealized gains and losses on investment securities available for sale, net of tax	3,346	2,895	(1,367)
Payment of deferred compensation through issuance of treasury stock	3,368	114	—
Initial recognition of right-of-use lease asset and liability	—	1,699	—
Cancellation of subordinated debt issued to acquired institution	—	6,500	—

Acquisition:
Fair value of assets acquired	$209,918	$307,768	$—
Fair value of liabilities assumed	191,701	286,612	—
Net assets acquired	$18,217	$21,156	$—
Common stock issued in acquisition	$29,381	$35,303	$—

See accompanying notes to consolidated financial statements.

Bank First Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 Summary of Significant Accounting Policies

The accounting and reporting policies of Bank First Corporation and Subsidiaries ( “Corporation” ) conform to generally accepted accounting principles ( “GAAP” ) in the United States and general practices within the financial institution industry. Significant accounting and reporting policies are summarized below.

Principles of Consolidation

The consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries, Veritas Asset Holdings, LLC ( “Veritas” ) and Bank First, National Association ( “Bank” ). The Bank’s wholly owned subsidiaries are Bank First Investments, Inc., TVG Holdings, Inc. ( “TVG") and BFC Title LLC.(organized during 2020). All significant intercompany balances and transactions have been eliminated. The Bank and TVG have investments in minority-owned subsidiaries that are accounted for using the equity method in the consolidated financial statements. The Bank owns 49.8% of UFS which provides data processing solutions to over 60 banks in the Midwest. TVG owns 40.0% of Ansay  providing clients throughout the Midwest with superior insurance and risk management solutions.

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

Business Combinations

The Corporation accounts for business combinations under the acquisition method of accounting in accordance with Financial Accounting Standards Board (“FASB” ) Accounting Standards Codification ( “ASC” ) 805, Business Combinations. The Corporation recognizes the full fair value of the assets acquired and liabilities assumed and immediately expenses transaction costs. There is no separate recognition of the acquired allowance for loan losses on the acquirer’s balance sheet as credit related factors are incorporated directly into the fair value of the net tangible and intangible assets acquired. If the amount of consideration exceeds the fair value of assets purchased less the fair value of liabilities assumed, goodwill is recorded. Alternatively, if the amount by which the fair value of assets purchased exceeds the fair value of liabilities assumed and consideration paid, a gain (bargain purchase gain) is recorded. Fair values are subject to refinement for up to one year after the closing date of an acquisition as information relative to closing date fair values becomes available. Results of operations of the acquired business are included in the statement of income from the effective date of the acquisition. Additional information regarding acquisitions is provided in Note 2.

Cash and Cash Equivalents

For purposes of reporting cash flows in the consolidated financial statements, cash and cash equivalents include cash on hand, interest-bearing and noninterest-bearing accounts in other financial institutions, and federal funds sold, all of which have original maturities of three months or less. Generally, federal funds are purchased and sold for one day periods. In the normal course of business, the Corporation maintains cash and due from bank balances with correspondent banks. Accounts at each institution that are insured by the Federal Deposit Insurance Corporation have up to $250,000 of insurance. Total uninsured balances held at December 31, 2020 and 2019 were approximately $31,039,000 and $1,900,000, respectively. The Bank is required to maintain deposits on hand or with the FRB to meet specific reserve requirements. During 2020, in response to liquidity concerns resulting from the COVID-19 pandemic (“COVID”), this reserve requirement was reduced to zero by the FRB. For December 31, 2019, those required reserves were approximately $26,184,000.

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

Other Investments

Other investments are carried at cost, or, where available, recently observable market prices, which approximates fair value, and consist of FHLB stock, FRB stock, Bankers’ Bancorporation stock and preferred stock in a community development project. Other investments are evaluated for impairment at least on an annual basis.

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

In response to the COVID-19 pandemic, the CARES Act was signed into law. Under the CARES Act, banks may elect to deem that loan modifications do not result in  troubled debt restructurings ("TDRs") if they are (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020 and the earlier of (A) 60 days after the date of termination of the national emergency declaration or (B) December 31, 2020. Additionally, in  accordance with the lnteragency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised), other short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs under ASC Subtopic 310-40. This includes short-term (e.g. up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented . Loans modified under this guidance are not considered TDRs.

Loans and Related Interest Income - Acquired

Acquired loans are recorded at their estimated fair value at the acquisition date, and are initially classified as either purchase credit impaired ( “PCI” ) loans (i.e. loans that reflect credit deterioration since origination and it is probable at acquisition that the Corporation will be unable to collect all contractually required payments) or purchased non-impaired loans (i.e. performing acquired loans).

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

Allowance for Loan Losses - Originated

The allowance for loan losses ( “ALL” ) is established through a provision for loan losses charged to expense as losses are estimated to have occurred. Loan losses are charged against the allowance when management believes that the collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

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

For PCI loans after acquisition, cash flows expected to be collected are recast for each loan periodically as determined appropriate by management. If the present value of expected cash flows for a loan is less than its carrying value, impairment is reflected by an increase in the ALL and a charge to the provision for loan losses. If the present value of the expected cash flows for a loan is greater than its carrying value, any previously established ALL is reversed and any remaining difference increases the accretable yield which will be taken into income over the remaining life of the loan. Loans which were considered troubled debt restructurings by  Partnership Community Bancshares, Inc. and Tomah Bancshares, Inc. prior to the acquisition are not required to be classified as troubled debt restructurings in the Corporation’s consolidated financial statements unless or until such loans would subsequently meet criteria to be classified as such, since acquired loans were recorded at their estimated fair values at the time of the acquisition.

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

Intangible Assets and Goodwill

Intangible assets consist of the value of core deposits and mortgage servicing assets and the excess of purchase price over fair value of net assets (goodwill). Core deposits are stated at cost less accumulated amortization and are amortized on a sum of the year’s digits basis over a period of one to ten years. See Note 2 for additional information on acquisitions completed in 2020 and 2019.

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

The Corporation evaluated goodwill and core deposit intangibles for impairment during 2020, 2019 and 2018, determining that there was no goodwill or core deposit intangible impairment.

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

Per Share Computations

Weighted average shares outstanding were 7,441,256, 6,820,225, and 6,673,758 for the years ended December 31, 2020, 2019 and 2018, respectively. All outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends are considered participating securities for basic and diluted earnings per share calculations. There were 39,821 and 82,391 average shares of dilutive instruments outstanding during the years ended December 31, 2020 and 2019. There were no dilutive instruments outstanding during 2018.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe that there are any such matters that will have a material effect on the consolidated financial statements at December 31, 2020 and 2019.

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

Reclassifications

Certain 2019 and 2018 amounts have been reclassified to conform to the presentation used in 2020. These reclassifications had no effect on the operations, financial condition or cash flows of the Corporation.

New Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Certain aspects of this ASU were updated in November 2018 by the issuance of ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. The main objective of the ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in the ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. During 2019 FASB issued ASU 2019-10 which delayed the effective date of ASU 2016-13 for smaller, publicly traded companies, until interim and annual periods beginning after December 15, 2022. This delay applies to the Corporation as it was classified as a "Smaller reporting company" as defined in Rule 12b-2 of the Exchange Act as of the date ASU 2019-10 was enacted. The Corporation is currently evaluating the impact of ASU 2016-13 on the consolidated financial statements, although the general expectation in the banking industry is that the implementation of this standard will result in higher required balances in the allowance for loan losses.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this ASU were issued to address concerns over the cost and complexity of the two-step goodwill impairment test and resulted in the removal of the second step of the test. The amendments require an entity to apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance did not amend the optional qualitative assessment of goodwill impairment. This ASU is intended to reduce the cost and complexity of the two-step goodwill impairment test and was effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Upon adoption, the amendments were to be applied on a prospective basis and the entity was required to disclose the nature of and reason for the change in accounting principle upon transition. The adoption of this guidance did not have a significant impact on the Corporation’s consolidated financial statements.

In October 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables-Nonrefundable Fees and Other Costs. This ASU clarifies the requirements for entities to reevaluate whether a callable debt security is within the scope of paragraph 310-20-35-33 of the stated subtopic for each reporting period. The ASU was published to clarify the Codification and correct its unintended application and will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 31, 2020. The adoption of this guidance is not expected to have an impact on the Corporation’s consolidated financial statements as all premiums within its securities portfolio were already being amortized to the earliest call date prior to implementation as required under subtopic 310-20.

Note 2 Acquisitions

Tomah Bancshares, Inc.

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

The fair value of the assets acquired and liabilities assumed on May 15, 2020 was as follows:

	As Recorded by	Fair Value	As Recorded by
(In thousands)	Timberwood	Adjustments	the Company
Cash, cash equivelants and securities	$79,614	$(656)	$78,958
Other investments	533	—	533
Loans	117,343	1,068	118,411
Premises and equipment, net	2,538	(1,006)	1,532
Core deposit intangible	—	1,697	1,697
Other assets	11,392	(2,605)	8,787
Total assets acquired	$211,420	$(1,502)	$209,918

Deposits	$170,362	$742	$171,104
Subordinated debt	6,500	—	6,500
Other borrowings	12,938	210	13,148
Other liabilities	1,923	(974)	949
Total liabilities assumed	$191,723	$(22)	$191,701

Excess of assets acquired over liabilties assumed	$19,697	$(1,480)	$18,217
Less: purchase price			29,812
Goodwill (originally recorded)			11,595
Refinement to fair value estimates			420
Goodwill (after refinement)			$12,015

Partnership Community Bancshares, Inc.

On July 12, 2019, the Corporation completed a merger with Partnership Community Bancshares, Inc. (“Partnership”), a bank holding company headquartered in Cedarburg, Wisconsin, pursuant to the Agreement and Plan of Bank Merger, dated as of January 22, 2019 and as amended on April 30, 2019, by and among the Corporation and Partnership, whereby Partnership merged with and into the Corporation, and Partnership Bank, Partnership’s wholly-owned banking subsidiary, merged with and into the Bank. Partnership’s principal activity was the ownership and operation of Partnership Bank, a state-chartered banking institution that operated four branches in Wisconsin at the time of closing. The merger consideration totalled approximately $49,589,000.

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

The fair value of the assets acquired and liabilities assumed on July 12, 2019 was as follows:

	As Recorded by
	Partnership		As Recorded by
	Community	Fair Value	Bank First
	Bancshares	Adjustments	Corporation

(in thousands)
Cash, cash equivelants and securities	$21,447	$(291)	$21,156
Other investments	441		441
Loans	276,279	(957)	275,322
Premises and equipment, net	6,066	(2,940)	3,126
Core deposit intangible	—	4,236	4,236
Other assets	3,668	(181)	3,487
Total assets acquired	$307,901	$(133)	$307,768
Deposits	$268,653	$154	$268,807
Subordinated debt	7,000	195	7,195
Other borrowings	9,800	(18)	9,782
Other liabilities	841	(13)	828
Total liabilities assumed	$286,294	$318	$286,612
Excess of assets acquired over liabilties assumed	$21,607	$(451)	$21,156
Less: purchase price			49,589
Goodwill			$28,433

Note 3 Securities

The following is a summary of available for sale securities (dollar amounts in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2020
Obligations of U.S. Government sponsored agencies	$18,276	$556	$(53)	$18,779
Obligations of states and political subdivisions	67,653	4,564	—	72,217
Mortgage-backed securities	41,804	2,395	—	44,199
Corporate notes	27,358	470	(85)	27,743
Certificates of deposit	2,063	38	—	2,101
Total available for sale securities	$157,154	$8,023	$(138)	$165,039

December 31, 2019
Obligations of U.S. Government sponsored agencies	$12,218	$—	$(158)	$12,060
Obligations of states and political subdivisions	52,594	2,197	(20)	54,771
Mortgage-backed securities	50,770	988	(38)	51,720
Corporate notes	62,794	172	(11)	62,955
Total available for sale securities	$178,376	$3,357	$(227)	$181,506

The following is a summary of held to maturity securities (dollar amounts in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2020
Obligations of states and political subdivisions	$6,669	$19	$—	$6,688
December 31, 2019
U.S. Treasury securities	$33,527	$1,076	$(22)	$34,581
Obligations of states and political subdivisions	10,207	15	—	10,222
Total held to maturity securities	$43,734	$1,091	$(22)	$44,803

At December 31, 2020, unrealized losses in the investment securities portfolio related to debt securities. The unrealized losses on these debt securities arose primarily due to changing interest rates and are considered to be temporary. From the December 31, 2020 tables above,4 out of 10 U.S. Government sponsored agency securities and 2 out of 12 corporate notes contained unrealized losses. At December 31, 2020 and 2019, management has both the intent and ability to hold securities containing unrealized losses.

The following table shows the fair value and gross unrealized losses of securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (dollar amounts in thousands):

	Less Than 12 Months		Greater Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

December 31, 2020 - Available for Sale
Obligations of U.S. Government sponsored agencies	$5,640	$(53)	$—	$—	$5,640	$(53)
Corporate notes	7,890	(85)	—	—	7,890	(85)
Totals	$13,530	$(138)	$—	$—	$13,530	$(138)
December 31, 2019 - Available for Sale
Obligations of U.S. Government sponsored agencies	$12,059	$(158)	$—	$—	$12,059	$(158)
Obligations of states and political subdivisions	5,636	(19)	999	(1)	6,635	(20)
Mortgage-backed securities	4,038	(26)	2,187	(12)	6,225	(38)
Corporate notes	3,925	(11)	—	—	3,925	(11)
Totals	$25,658	$(214)	$3,186	$(13)	$28,844	$(227)
December 31, 2019 - Held to Maturity
U.S. Treasury securities	$2,958	$(22)	$—	$—	$2,958	$(22)

Contractual maturities will differ from expected maturities for mortgage-backed securities because borrowers may have the right to call or prepay obligations without penalties. The following is a summary of amortized cost and estimated fair value of securities, by contractual maturity, as of December 31, 2020 (dollar amounts in thousands):

	Available for Sale		Held to Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$13,356	$13,350	$751	$751
Due after one year through 5 years	11,557	12,329	3,523	3,542
Due after 5 years through ten years	15,596	16,483	2,395	2,395
Due after 10 years	74,841	78,678	—	—
Subtotal	115,350	120,840	6,669	6,688
Mortgage-backed securities	41,804	44,199	—	—
Total	$157,154	$165,039	$6,669	$6,688

Following is a summary of the proceeds from sales of securities available for sale, as well as gross gains and losses, from the years ended December 31 (dollar amounts in thousands):

	2020	2019	2018
Proceeds from sales of securities	$59,697	$45,506	$4,467
Gross gains on sales	3,284	657	41
Gross losses on sales	(51)	(23)	(72)

As of December 31, 2020 and 2019, the carrying values of securities pledged to secure public deposits, securities sold under repurchase agreements, and for other purposes required or permitted by law were approximately $134,918,000 and $137,640,000, respectively.

Note 4 Loans

The composition of loans at December 31 is as follows (dollar amounts in thousands):

	2020	2019
Commercial/industrial	$447,344	$302,538
Commercial real estate - owner occupied	549,619	459,782
Commercial real estate - non-owner occupied	443,144	353,723
Construction and development	140,042	132,296
Residential 1‑4 family	545,818	448,605
Consumer	30,359	29,462
Other	38,054	10,440
Subtotals	2,194,380	1,736,846
ALL	(17,658)	(11,396)
Loans, net of ALL	2,176,722	1,725,450
Deferred loan fees and costs	(2,920)	(503)
Loans, net	$2,173,802	$1,724,947

A summary of the activity in the allowance for loan losses by loan type as of December 31, 2020 and December 31, 2019 is as follows (dollar amounts in thousands):

		Commercial	Commercial
		Real Estate -	Real Estate -	Construction
	Commercial /	Owner	Non-Owner	and	Residential
	Industrial	Occupied	Occupied	Development	1-4 Family	Consumer	Other	Total
ALL - January 1, 2020	$2,320	$4,587	$1,578	$548	$2,169	$141	$53	$11,396
Charge-offs	(1,087)	(783)	—	(33)	(63)	(90)	(35)	(2,091)
Recoveries	4	1,129	40	—	42	—	13	1,228
Provision	812	1,175	2,286	512	1,812	150	378	7,125
ALL - December 31, 2020	2,049	6,108	3,904	1,027	3,960	201	409	17,658
ALL ending balance individually evaluated for impairment	10	—	890	—	—	—	—	900
ALL ending balance collectively evaluated for impairment	$2,039	$6,108	$3,014	$1,027	$3,960	$201	$409	$16,758
Loans outstanding - December 31, 2020	$447,344	$549,619	$443,144	$140,042	$545,818	$30,359	$38,054	$2,194,380
Loans ending balance individually evaluated for impairment	478	1,171	8,676	—	260	—	—	10,585
Loans ending balance collectively evaluated for impairment	$446,866	$548,448	$434,468	$140,042	$545,558	$30,359	$38,054	$2,183,795

		Commercial	Commercial
		Real Estate -	Real Estate -	Construction
	Commercial /	Owner	Non-Owner	and	Residential
	Industrial	Occupied	Occupied	Development	1-4 Family	Consumer	Other	Total
ALL - January 1, 2019	$3,021	$3,750	$2,100	$725	$2,472	$148	$32	$12,248
Charge-offs	(1,229)	(4,994)	(62)	—	(276)	(76)	(41)	(6,678)
Recoveries	11	356	60	—	130	11	8	576
Provision	517	5,475	(520)	(177)	(157)	58	54	5,250
ALL - December 31, 2019	2,320	4,587	1,578	548	2,169	141	53	11,396
ALL ending balance individually evaluated for impairment	760	80	—	—	—	—	—	840
ALL ending balance collectively evaluated for impairment	$1,560	$4,507	$1,578	$548	$2,169	$141	$53	$10,556
Loans outstanding - December 31, 2019	$302,538	$459,782	$353,723	$132,296	$448,605	$29,462	$10,440	$1,736,846
Loans ending balance individually evaluated for impairment	1,878	960	—	—	—	—	—	2,838

Loans ending balance collectively evaluated for impairment	$300,660	$458,822	$353,723	$132,296	$448,605	$29,462	$10,440	$1,734,008

A summary of past due loans as of December 31, 2020 are as follows (dollar amounts in thousands):

		90 Days
	30-89 Days	or more
	Past Due	Past Due
	Accruing	and Accruing	Non-Accrual	Total
Commercial/industrial	$116	$—	$433	$549
Commercial real estate - owner occupied	—	1,582	1,078	2,660
Commercial real estate - non-owner occupied	—	—	8,087	8,087
Construction and development	—	—	281	281
Residential 1‑4 family	1,415	142	912	2,469
Consumer	4	14	5	23
Other	—	—	—	—
	$1,535	$1,738	$10,796	$14,069

A summary of past due loans as of December 31, 2019 are as follows (dollar amounts in thousands):

		90 Days
	30-89 Days	or more
	Past Due	Past Due
	Accruing	and Accruing	Non-Accrual	Total
Commercial/industrial	$235	$—	$1,923	$2,158
Commercial real estate - owner occupied	1,124	—	2,513	3,637
Commercial real estate - non-owner occupied	—	—	75	75
Construction and development	768	11	—	779
Residential 1‑4 family	805	307	550	1,662
Consumer	70	36	32	138
Other	—	—	—	—
	$3,002	$354	$5,093	$8,449

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

The breakdown of loans by risk rating as of December 31, 2020 is as follows (dollar amounts in thousands):

	Pass (1-5)	6	7	8	Total
Commercial/industrial	$440,461	$2,479	$4,404	$—	$447,344
Commercial real estate - owner occupied	520,075	5,844	23,700	—	549,619
Commercial real estate - non-owner occupied	432,444	—	10,700	—	443,144
Construction and development	139,693	21	328	—	140,042
Residential 1‑4 family	543,163	456	2,199	—	545,818
Consumer	30,359	—	—	—	30,359
Other	38,054	—	—	—	38,054
	$2,144,249	$8,800	$41,331	$—	$2,194,380

The breakdown of loans by risk rating as of December 31, 2019 is as follows (dollar amounts in thousands):

	Pass (1-5)	6	7	8	Total
Commercial/industrial	$290,180	$5,329	$7,029	$—	$302,538
Commercial real estate - owner occupied	422,336	5,603	31,843	—	459,782
Commercial real estate - non-owner occupied	344,278	8,774	671	—	353,723
Construction and development	132,266	—	30	—	132,296
Residential 1‑4 family	447,630	256	719	—	448,605
Consumer	29,430	—	32	—	29,462
Other	10,440	—	—	—	10,440
	$1,676,560	$19,962	$40,324	$—	$1,736,846

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

A summary of impaired loans individually evaluated as of December 31, 2020 is as follows (dollar amounts in thousands):

		Commercial	Commercial
		Real Estate -	Real Estate -	Construction
	Commercial/	Owner	Non-Owner	and	Residential
	Industrial	Occupied	Occupied	Development	1-4 Family	Consumer	Other	Total
With an allowance recorded:
Recorded investment	$478	$—	$7,684	$—	$—	$—	$—	$8,162
Unpaid principal balance	478	—	7,684	—	—	—	—	8,162
Related allowance	10	—	890	—	—	—	—	900
With no related allowance recorded:
Recorded investment	$—	$1,171	$992	$—	$260	$—	$—	$2,423
Unpaid principal balance	—	1,171	992	—	260	—	—	2,423
Related allowance	—	—	—	—	—	—	—	—
Total:
Recorded investment	$478	$1,171	$8,676	$—	$260	$—	$—	$10,585
Unpaid principal balance	478	1,171	8,676	—	260	—	—	10,585
Related allowance	10	—	890	—	—	—	—	900
Average recorded investment	$1,178	$2,535	$4,338	$—	$130	$—	$—	$8,181

A summary of impaired loans individually evaluated as of December 31, 2019 is as follows (dollar amounts in thousands):

		Commercial	Commercial
		Real Estate -	Real Estate -	Construction
	Commercial/	Owner	Non-Owner	and	Residential
	Industrial	Occupied	Occupied	Development	1‑4 Family	Consumer	Other	Total
With an allowance recorded:
Recorded investment	$1,878	$960	$—	$—	$—	$—	$—	$2,838
Unpaid principal balance	1,878	960	—	—	—	—	—	2,838
Related allowance	760	80	—	—	—	—	—	840
With no related allowance recorded:
Recorded investment	$—	$2,938	$—	$—	$—	$—	$—	$2,938
Unpaid principal balance	—	2,938	—	—	—	—	—	2,938
Related allowance	—	—	—	—	—	—	—	—
Total:
Recorded investment	$1,878	$3,898	$—	$—	$—	$—	$—	$5,776
Unpaid principal balance	1,878	3,898	—	—	—	—	—	5,776
Related allowance	760	80	—	—	—	—	—	840
Average recorded investment	$3,773	$5,847	$—	$—	$351	$—	$—	$9,971

An analysis of interest income on impaired loans for the years ended December 31 follows (dollar amounts in thousands):

	2020	2019	2018
Interest income in accordance with original terms	$683	$651	$1,020
Interest income recognized	(519)	(129)	(416)
Reduction in interest income	$164	$522	$604

The following table presents loans acquired with deteriorated credit quality as of December 31, 2020 and 2019. No loans in this table had a related allowance at December 31, 2020 and 2019, and therefore, the below disclosures were not expanded to include loans with and without a related allowance (dollar amounts in thousands).

	December 31, 2020		December 31, 2019
	Recorded	Unpaid Principal	Recorded	Unpaid Principal
	Investment	Balance	Investment	Balance
Commercial & Industrial	$805	$907	$191	$212
Commercial real estate - owner occupied	3,860	4,718	518	785
Commercial real estate - non-owner occupied	1,245	1,410	—	—
Construction and development	81	90	213	237
Residential 1‑4 family	870	1,162	901	1,031
Consumer	—	—	—	—
Other	—	—	—	—
	$6,861	$8,287	$1,823	$2,265

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

The following table represents the change in the accretable and non-accretable components of discounts on loans acquired with deteriorated credit quality during the year ended December 31, 2020 and 2019 (dollar amounts in thousands):

	December 31, 2020		December 31, 2019
	Accretable	Non-accretable	Accretable	Non-accretable
	discount	discount	discount	discount
Balance at beginning of year	$222	$220	$318	$745
Acquired balance, net	1,064	727	44	333
Reclassifications between accretable and non-accretable	771	(771)	858	(858)
Accretion to loan interest income	(807)	—	(998)	—
Disposals of loans	—	—	—	—
Balance at end of year	$1,250	$176	$222	$220

A TDR includes a loan modification where a borrower is experiencing financial difficulty and we grant a concession to that borrower that we would not otherwise consider except for the borrower’s financial difficulties. A TDR may be either on accrual or nonaccrual status based upon the performance of the borrower and management’s assessment of collectability. If a TDR is placed on nonaccrual status, it remains there until a sufficient period of performance under the restructured terms has occurred at which time it is returned to accrual status, generally six months. As of December 31, 2020 and 2019 the Corporation had no specific reserves for TDR’s. Loans modified under the guidance of the Cares Act are not considered TDRs and as such are not included in the tables below.

The following table presents the troubled debt restructurings during the year ended December 31, 2020(dollar amounts in thousands):

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Contracts	Investment	Investment

Commercial Real Estate	1	$85	$85
Residential 1-4 Family	1	114	114
Totals		$199	$199

The following table presents the troubled debt restructurings during the year ended December 31, 2019 (dollar amounts in thousands):

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
Commercial & Industrial	1	$113	$113
Commercial Real Estate	1	61	61
Residential 1-4 Family	2	372	196
Totals		$546	$370

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

A summary of loans to directors, executive officers, principal shareholders, and their affiliates for the years ended December 31 is as follows (dollar amounts in thousands):

	2020	2019
Balances at beginning	$68,554	$84,103
New loans and advances	54,723	27,886
Repayments	(56,181)	(43,435)
Balance at end	$67,096	$68,554

Deposits from directors, executive officers, principal shareholders, and their affiliates totaled approximately $26,486,000 and $25,527,000 as of December 31, 2020 and 2019, respectively.

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

Following is an analysis of activity for the years ended December 31 in servicing rights assets that are measured at fair value (dollar amounts in thousands):

	2020	2019
Fair value at beginning of year	$4,287	$3,085
MSR asset acquired	384	1,859
Servicing asset additions	1,375	740
Loan payments and payoffs	(1,533)	(821)
Changes in valuation inputs and assumptions used in the valuation model	(787)	(576)
Amount recognized through earnings	(945)	(657)
Fair value at end of year	$3,726	$4,287
Unpaid principal balance of loans serviced for others	$612,707	$554,374
Mortgage servicing rights as a percent of loans serviced for others	0.61	0.77

During the years ended December 31, 2020 and 2019, the Corporation utilized economic assumptions in measuring the initial value of MSRs for loans sold whereby servicing is retained by the Corporation. The economic assumptions used at December 31, 2020 and 2019 included constant prepayment speed of 16.3 and 12.1  months, respectively, and a discount rate of 10.28% and 10.00%, respectively. The constant prepayment speeds are obtained from publicly available sources for each of the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation loan programs that the Corporation originates under. The assumptions used by the Corporation are hypothetical and supported by a third party valuation. The Corporation’s methodology for estimating the fair value of MSRs is highly sensitive to changes in assumptions.

The carrying value of the mortgage servicing rights is included with intangible assets and approximates fair market value at December 31, 2020 and 2019. Changes in fair value are recognized through the income statement as loan servicing income.

Note 7 Premises and Equipment

An analysis of premises and equipment at December 31 follows (dollar amounts in thousands):

	2020	2019
Land and land improvements	$4,895	$4,584
Buildings and building improvements	39,773	31,754
Furniture and equipment	5,826	5,360
Totals	50,494	41,698
Less accumulated depreciation	8,902	8,111
Right-of-use lease asset (see Note 21)	1,591	1,699
Premises and equipment, net	$43,183	$35,286

Included in buildings and improvements at December 31, 2020 and 2019, is $1,843,000 and $6,169,000, respectively, in construction in progress. These amounts relate to branch locations which were under construction. These balances begin accumulating depreciation upon being placed in service.

Depreciation and amortization of premises and equipment charged to operating expense totaled approximately $1,508,000, $1,272,000, and $1,116,000 for the years ended December 31, 2020, 2019, and 2018, respectively.

Note 8 Other Real Estate Owned

Changes in OREO for the years ended December 31 were as follows (dollar amounts in thousands):

	2020	2019
Beginning of year	$6,888	$3,592
Transfers in	1,892	4,927
Depreciation	(28)	—
(Loss) gain on sale of OREO and valuation allowance	(1,395)	73
Sales	(5,472)	(1,704)
End of year	$1,885	$6,888

Activity in the valuation allowance for the years ended December 31 was as follows (dollar amounts in thousands):

	2020	2019	2018
Beginning of year	$2,121	$2,208	$2,078
Additions charged to expense	356	13	130
Valuation relieved due to sale of OREO	(2,365)	(100)	—
End of year	$112	$2,121	$2,208

Note 9 Investment in Minority-owned Subsidiaries

The Corporation has a 49.8% membership interest in UFS. The business operations of UFS consist of providing data processing and other information technology services to the Corporation and other financial institutions. As of December 31, 2020 and 2019, UFS had total assets of $26,353,000 and $25,489,000 and liabilities of $3,133,000 and $3,660,000, respectively. The Corporation’s investment in UFS was $11,695,000 and $10,732,000 at December 31, 2020 and 2019, respectively. The investment is accounted for on the equity method. The Corporation’s undistributed earnings from its investment in UFS were approximately $3,066,000, $2,935,000, and $2,563,000 for the years ended December 31, 2020, 2019 and 2018, respectively. Data processing service fees paid by the Corporation to UFS were approximately $3,664,000, $3,248,000, and $2,514,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

The Corporation has a contract with UFS that was renewed for five years on January 1, 2018.

The Corporation’s proportionate share of earnings of UFS flow through to its tax return. Deferred income taxes of approximately $1,469,000 and $1,124,000 were provided to account for the difference in the tax and book basis of assets and liabilities held at UFS at December 31, 2020 and 2019, respectively. During 2020, 2019 and 2018, the Corporation received $2,103,000, $2,108,000 and $1,505,000 in dividends from UFS, respectively.

TVG, the insurance subsidiary of the Bank, maintained a 40.0%investment in Ansay at December 31, 2020 and 2019, an increase from 30.0% prior to a purchase of member interest on October 1, 2019. Ansay is an independent insurance agency that has operated in southeastern Wisconsin since 1946, managing the insurance and risk needs of commercial and personal insurance clients in Wisconsin and the Midwest. As of December 31, 2020 and 2019, Ansay had total assets of $77,177,000 and $79,781,000 and liabilities of $37,729,000 and $42,838,000, respectively. The Corporation’s investment in Ansay, which is accounted for using the equity method, was $30,583,000 and $29,555,000 at December 31, 2020 and 2019, respectively. The Corporation recognized undistributed earnings of approximately $2,740,000, $1,792,000 and $2,114,000 and received dividends of $1,712,000, $1,329,000 and $1,432,000 from its investment in Ansay during the years ended December 31, 2020, 2019 and 2018, respectively.

As of December 31, 2020 and 2019, Ansay had term loans with the Bank totaling approximately $15,241,000 and $19,124,000, respectively. Ansay also has two available revolving lines of credit totaling $15,475,000 with the Corporation. There were no outstanding balances under these lines as of December 31, 2020.

Ansay maintained deposits at the Bank totaling $12,924,000 and $17,495,000 as of December 31, 2020 and 2019, respectively.

The CEO of Ansay, Michael G. Ansay, serves as Chairman of the Board of the Corporation. As a related party, during 2020, 2019 and 2018 the Corporation purchased director and officer fidelity bond and commercial insurance coverage through Ansay spending approximately $261,000, $225,000 and $165,000, respectively.

The Corporation’s proportionate share of earnings of Ansay flow through to its tax return. Deferred income taxes of approximately $1,235,000 and $1,385,000 were provided to account for the difference in the tax and book basis of assets and liabilities held at Ansay as of December 31, 2020 and 2019, respectively.

Note 10  Identifiable Intangible Assets

The gross carrying amount and accumulated amortization of intangible assets (excluding goodwill) for the years ended December 31 are as follows (dollar amounts in thousands):

	2020		2019
	Gross	Intangible	Gross	Intangible
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Core deposit intangible	$9,030	$3,589	$7,333	$1,954
Mortgage servicing rights	3,726	—	4,287	—
Totals	$12,756	$3,589	$11,620	$1,954

Amortization expense was $1,636,000, $1,069,000 and $756,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

Mortgage servicing rights are carried at fair value; therefore, there is no amortization expense. The following table shows the estimated future amortization expense of amortizing intangible assets. The projections of amortization expense are based on existing asset balances as of December 31, 2020 (dollar amounts in thousands):

Core
Deposit
Intangible
2021	$1,405
2022	1,174
2023	942
2024	711
2025	496
Thereafter	713
Total	$5,441

Note 11 Goodwill

Goodwill was $55,472,000 and $43,456,000 at December 31, 2020 and 2019, respectively. As detailed in Note 2, there were additions of approximately $12,015,000 to the carrying amount of goodwill in 2020 related to the Timberwood acquisition.

Note 12 Deposits

The composition of deposits at December 31 is as follows (dollar amounts in thousands):

	2020	2019
Noninterest-bearing demand deposits	$715,646	$476,465
Interest-bearing demand deposits	223,753	184,843
Savings deposits	1,033,253	792,997
Time deposits	329,154	373,430
Brokered certificates of deposit	19,157	15,576
Total deposits	$2,320,963	$1,843,311

Time deposits of $250,000 or more were approximately $55,182,000 and $55,948,000 at December 31, 2020 and 2019, respectively.

The scheduled maturities of time deposits at December 31, 2020, are summarized as follows (dollar amounts in thousands):

2021	$241,832
2022	54,483
2023	29,921
2024	9,269
2025	4,248
Thereafter	8,558
Total	$348,311

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

Information concerning securities sold under repurchase agreements at December 31 consists of the following (dollar amounts in thousands):

	2020	2019	2018
Outstanding balance at the end of the year	$36,377	$45,865	$31,489
Weighted average interest rate at the end of the year	0.04%	1.47%	2.43%
Average balance during the year	$34,984	$21,522	$22,315
Average interest rate during the year	0.32%	2.14%	1.79%
Maximum month end balance during the year	$79,718	$45,865	$48,010

Note 14 Notes Payable

There were $23,338,000 and $39,800,000 of advances outstanding from the FHLB at December 31, 2020 and 2019, respectively. From time to time the Bank utilized short-term FHLB advances to fund liquidity during these years. The advances, rate, and maturities of FHLB advances as of December 31 were as follows:

	Maturity	Rate	2020	2019

			(dollars in thousands)
Fixed rate, fixed term	01/27/2020	1.42%	$—	$1,000
Fixed rate, fixed term	11/02/2020	1.28%	—	400
Fixed rate, fixed term	01/22/2021	1.67%	2,000	2,000
Fixed rate, fixed term	01/25/2021	2.37%	5,000	5,000
Fixed rate, fixed term	01/27/2021	1.60%	1,000	1,000
Fixed rate, fixed term	03/29/2021	0.00%	2,377	—
Fixed rate, fixed term	05/03/2021	2.87%	500	—
Fixed rate, fixed term	05/03/2021	0.00%	4,000	—
Fixed rate, fixed term	05/03/2021	0.00%	4,000	—
Fixed rate, fixed term	06/28/2021	2.00%	250	—
Fixed rate, fixed term	11/03/2021	1.46%	400	400
Fixed rate, fixed term	12/08/2021	2.87%	500	—
Fixed rate, fixed term	12/27/2021	1.99%	250	—
Fixed rate, fixed term	01/24/2022	2.51%	250	—
Fixed rate, fixed term	05/02/2022	2.98%	500	—
Fixed rate, fixed term	06/08/2022	2.92%	500	—
Fixed rate, fixed term	08/08/2022	1.76%	—	10,000
Fixed rate, fixed term	11/21/2022	3.02%	600	—
Fixed rate, fixed term	08/08/2023	1.74%	—	10,000
Fixed rate, fixed term	11/21/2023	3.06%	600	—
Fixed rate, fixed term	08/08/2024	1.75%	—	10,000
Fixed rate, fixed term	01/04/2027	0.00%	103	—
Fixed rate, fixed term	04/22/2030	0.00%	508	—
			$23,338	$39,800

Future maturities of borrowings were as follows (dollars in thousands):

	December 31,	December 31,
	2020	2019

1 year or less	$20,277	$1,400
1 to 2 years	1,850	8,400
2 to 3 years	600	10,000
3 to 4 years	—	10,000
4 to 5 years	—	10,000
Over 5 years	611	—
	$23,338	$39,800

At December 31, 2020 and 2019, respectively, total loans available to be pledged as collateral on FHLB borrowings were approximately $825,300,000 and $815,200,000 and, of that total, $374,100,000 and $373,100,000 qualified as eligible collateral. The Bank owned $3,353,000 and $2,230,000 of FHLB stock at December 31, 2020 and 2019, respectively. In addition to the fixed rate, fixed term advances noted above, as of December 31, 2020 and 2019, the Bank had $800,000 and $14,400,000 of credit outstanding from the FHLB, respectively, which consisted entirely of letters of credit. At December 31, 2020 and 2019, the Bank had available liquidity of $350,000,000 and $318,900,000 for future draws, respectively. FHLB stock is included in other investments at December 31, 2020 and 2019. This stock is recorded at cost, which approximates fair value.

The Corporation maintained a $5,000,000 line of credit with a commercial bank. At December 31, 2019 the Corporation had outstanding balances on this note of $5,000,000. The note required monthly payments of interest at a variable rate, and was due in full on May 25, 2021. This agreement was terminated on July 22, 2020.

The Corporation maintained a $5,000,000 line of credit with another commercial bank. At December 31, 2019 the Corporation had outstanding balances on this note of $5,000,000. This note was not renewed when it matured on May 19, 2020.

The Corporation maintains a $7,500,000 line of credit with another commercial bank, which was entered into on May 15, 2020. There were no outstanding balances on this note at December 31, 2020. Any future borrowings will require monthly payments of interest at a variable rate, and will be due in full on May 15, 2021.

Note 15 Subordinated Debt

During September 2017, the Corporation entered into subordinated note agreements with three separate commercial banks. The Corporation had up to twelve months from entering these agreements to borrow funds up to a maximum availability of $22,500,000. As of December 31, 2020 and 2019, the Corporation had borrowed $11,500,000 under these agreements. These notes were all issued with 10-year maturities, carry interest at a variable rate payable quarterly, are callable on or after the sixth anniversary of their issuance dates, and qualify for Tier 2 capital for regulatory purposes.

As part of the Partnership acquisition, the Corporation assumed a subordinated note agreement with an outstanding balance of $7,000,000, and a fair market value adjustment of $195,000. The note was set to mature on October 1, 2025, required quarterly interest-only payments at a rate of 7.1% prior to maturity, and could be prepaid without penalty on or  after October 1, 2020. This note qualified for Tier 2 capital for regulatory purposes. This note was prepaid in full on October 1, 2020. On July 22, 2020, the Company entered into subordinated note agreements with two separate commercial banks. The Company had through December 31, 2020, to borrow funds up to a maximum availability of $6,000,000 under each agreement, or $12,000,000 total. These notes were issued with 10-year maturities, carry interest at a fixed rate of 5.0% through June 30, 2025, and at a variable rate thereafter, payable quarterly. These notes are callable on or after January 1, 2026 and qualify for Tier 2 capital for regulatory purposes. The Company had outstanding balances of $6,000,000 under these agreements at December 31, 2020.

Note 16 Income Taxes

The components of the provision for income taxes for the years ended December 31 are as follows (dollar amounts in thousands):

	2020	2019	2018
Current tax expense:
Federal	$8,181	$4,327	$3,349
State	3,766	2,412	2,100
Total current	11,947	6,739	5,449
Deferred tax expenses (benefit):
Federal	(82)	620	815
State	(34)	236	333
Total deferred	(116)	856	1,148
Total provision for income taxes	$11,831	$7,595	$6,597

A summary of the sources of differences between income taxes at the federal statutory rate and the provision for income taxes for the years ended December 31 follows (dollar amounts in thousands):

	2020	2019	2018
Tax expense at statutory rate	$10,474	$7,201	$6,731
Increase (decrease) in taxes resulting from:
Tax-exempt interest	(1,369)	(1,320)	(1,105)
State taxes (net of Federal benefit)	2,987	1,923	1,674
Cash surrender value of life insurance	(156)	(131)	(128)
ESOP dividend	(78)	(93)	(81)
Tax credits	—	(39)	(91)
Nondeductible expenses associated with acquisition	71	—	—
Other	(98)	54	(403)
Total provision for income taxes	$11,831	$7,595	$6,597

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Corporation’s assets and liabilities. Deferred taxes are included in other liabilities of the balance sheet. The major components of the net deferred tax asset (liability) as of December 31 are presented below (dollar amounts in thousands):

	2020	2019
Deferred tax assets:
Deferred compensation	$95	$1,036
Premises and equipment	59	398
Allowance for loan losses	4,810	3,104
Accrued vacation and severance	35	35
Other real estate owned	68	360
Other	464	244
Total deferred tax assets	5,531	5,177
Deferred tax liabilities:
Investment in acquisition and discount accretion	(122)	(148)
Mortgage servicing rights	(1,006)	(1,168)
Other investments	(309)	(248)
Prepaid expenses	(71)	(63)
Investment in minority owned subsidiaries	(2,704)	(2,509)
Goodwill and other intangibles	(963)	(1,000)
Purchase accounting	(538)	(339)
Unrealized gain on securities available for sale	(2,129)	(743)
Total deferred tax liabilities	(7,842)	(6,218)
Net deferred tax liability	$(2,311)	$(1,041)

Tax effects from an uncertain tax position can be recognized in the financial statements only if the position is more likely than not to be sustained on audit, based on the technical merits of the position. The Corporation recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. When applicable, interest and penalties on uncertain tax positions are calculated based on the guidance from the relevant tax authority and included in income tax expense. At December 31, 2020 and 2019, there was no liability for uncertain tax positions. Federal income tax returns for 4 years ended December 31, 2017 through 2020 remain open and subject to review by applicable tax authorities. State income tax returns for 5 years ended December 31, 2016 through 2020 remain open and subject to review by applicable tax authorities.

Note 17 Employee Benefit Plans

Employee Stock Ownership Plan

The Corporation has a defined contribution profit sharing 401(k) plan which includes the provisions for an employee stock ownership plan (“ESOP”). The plan is available to all employees over 18 years of age after completion of three months of service. Employees participating in the plan may elect to defer a minimum of 2% of compensation up to the limits specified by law. All participants of the 401(k) plan are eligible for the ESOP and may allocate their contributions to purchase shares of the Corporation’s stock. As of December 31, 2020 and 2019, the plan held 361,787 and 432,795 shares, respectively. These shares are included in the calculation of the Corporation’s earnings per share. The Corporation may make discretionary contributions up to the limits established by IRS regulations. The discretionary match was 35% of participant contributions up to 10% of the employee’s salary in  2020, 2019, and 2018. The Corporation made additional discretionary contributions to the plan of  $733,000, $505,000, $656,000 in 2020, 2019 and 2018, respectively. Total expense associated with the plans was approximately $1,272,000, $957,000 and $1,061,000 in 2020, 2019 and 2018, respectively.

Share-based Compensation

The Corporation has made restricted share grants during 2020, 2019 and 2018 pursuant to the Bank First National Corporation 2011 Equity Plan  and the Bank First Corporation 2020 Equity Plan, which replaced the 2011 Plan.The purpose of the Plan is to provide financial incentives for selected employees and for the non-employee Directors of the Corporation, thereby promoting the long-term growth and financial success of the Corporation. The Corporation stock to be offered under the Plan pursuant to Stock Appreciation Rights, performance unit awards, and restricted stock and unrestricted Corporation stock awards must be Corporation stock previously issued and outstanding and reacquired by the Corporation. The number of shares of Corporation stock that may be issued pursuant to awards under the 2020 Plan shall not exceed, in the aggregate, 700,000. As of December 31, 2020, 399 shares of Corporation stock has been awarded under the 2020 Plan. Compensation expense for restricted stock is based on the fair value of the awards of Bank First Corporation common stock at the time of grant. The value of restricted stock grants that are expected to vest is amortized into expense over the vesting periods. For the year ended December 31, 2020, 2019 and 2018, compensation expense of $1,081,000, $685,000 and $ 556,000, respectively, was recognized related to restricted stock awards.

As of December 31, 2020, there was $2,015,000 of unrecognized compensation cost related to non-vested restricted stock awards granted under the plan. That cost is expected to be recognized over a weighted average period of 2.59 years. The aggregate grant date fair value of restricted stock awards that vested during 2020 was approximately $694,000.

	For the year ended		For the year ended
	December 31, 2020		December 31, 2019
		Weighted-		Weighted-
		Average Grant-		Average Grant-
	Shares	Date Fair Value	Shares	Date Fair Value
Restricted Stock
Outstanding at beginning of year	50,676	$43.03	51,776	$34.27
Granted	27,466	60.76	17,015	56.62
Vested	(18,623)	37.28	(17,212)	30.54
Forfeited or cancelled	(2,344)	51.27	(903)	41.01
Outstanding at end of year	57,175	$53.08	50,676	$43.03

Deferred Compensation Plan

The Corporation has a deferred compensation agreement with one of its former executive officers. The benefits were payable beginning June 30, 2009, the date of termination of employment with the Corporation via retirement. The estimated annual cash benefit payment upon retirement at the age of 70 under the salary continuation plan is $108,011. The payoff is for the participant’s lifetime and is guaranteed to the participant or their surviving beneficiary for a minimum of 15 years. Related expense for this agreement was approximately $ 19,000, $23,000, and $28,000 for the years ended December 31, 2020, 2019 and 2018, respectively. The vested present value of future payments of approximately $ 348,000 and $437,000 at December 31, 2020 and

2019, respectively, is included in other liabilities. During 2020 and 2019 the discount rate used to present value the future payments of this obligation was 4.95%.

The Corporation had a nonqualified deferred compensation plan which permitted eligible participants to defer a portion of their compensation. There was no expense associated with this plan during 2020 or 2019. On February 19, 2019, the Board of Directors of Bank First Corporation approved the termination of the Bank First National Amended and Restated Nonqualified Deferred Compensation Plan, effective March 1, 2019. As a result of this termination, all benefits owed were to be paid no sooner than one year and no later than two years following the termination. All benefits owed under this plan were paid during March 2020. As of December 31, 2019, the obligations under this plan were valued at $3,368,000, and were included in other liabilities.

Note 18 Stockholders’ Equity and Regulatory Matters

The Bank, as a national bank, is subject to the dividend restrictions set forth by the Office of the Comptroller of the Currency. Under such restrictions, the Bank may not, without the prior approval of the Office of the Comptroller of the Currency, declare dividends in excess of the sum of the current year’s earnings (as defined) plus the retained earnings (as defined) from the prior two years. The dividends that the Bank could declare without the prior approval of the Office of the Comptroller of the Currency as of December 31, 2020 totaled approximately $56,200,000. The payment of dividends may be further limited because of the need for the Bank to maintain capital ratios satisfactory to applicable regulatory agencies.

Banks and  certain bank holding companies are subject to regulatory capital requirements administered by  federal banking agencies.  Capital adequacy guidelines and  , additionally for  banks, prompt corrective action  regulations  involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action.

The Economic Growth, Regulatory Relief, and Consumer Protection Act, signed into law in May 2018 raised the threshold for those bank holding companies subject to the Federal Reserve's Small Bank Holding Company Policy Statement to $3 billion. As a result, as of the effective date of that change in 2018, the  Corporation was no longer required to comply with the risk-based capital rules applicable to the Bank. The Federal Reserve may, however, require smaller bank holding companies to maintain certain minimum capital levels, depending upon general economic conditions  and  a bank holding company's particular condition, risk profile and growth plans.

Under regulatory guidance for non-advanced approaches institutions, the Bank is required to maintain minimum amounts and ratios of common equity Tier I capital to risk-weighted assets, including an additional conservation buffer determined by banking regulators. As of December 31, 2020 and 2019, this buffer was 2.50%. As of December 31, 2020 and 2019, the Bank met all capital adequacy requirements to which they are subject.

Actual and required capital amounts and ratios are presented below (dollar amounts in thousands):

							To Be Well
					Minimum Capital		Capitalized Under
			For Capital		Adeqaucy with		Prompt Corrective
	Actual		Adequacy Purposes		Capital Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020
Total capital (to risk-weighted assets):
Corporation	$263,344	11.74%	NA	NA	NA	NA	NA	NA
Bank	$263,129	11.73%	$179,420	8.00%	$235,489	10.50%	$224,275	10.00%
Tier 1 capital (to risk-weighted assets):
Corporation	$228,186	10.17%	NA	NA	NA	NA	NA	NA
Bank	$245,471	10.95%	$134,565	6.00%	$190,634	8.50%	$179,420	8.00%
Common Equity Tier 1 capital (to risk-weighted assets):
Corporation	$228,186	10.17%	NA	NA	NA	NA	NA	NA
Bank	$245,471	10.95%	$100,924	4.50%	$156,993	7.00%	$145,779	6.50%
Tier 1 capital (to average assets):
Corporation	$228,186	8.74%	NA	NA	NA	NA	NA	NA
Bank	$245,471	9.46%	$103,814	4.00%	$103,814	4.00%	$129,768	5.00%

							To Be Well
					Minimum Capital		Capitalized Under
			For Capital		Adequacy with		Prompt Corrective
	Actual		Adequacy Purposes		Capital Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019
Total capital (to risk-weighted assets):
Corporation	$208,900	10.35%	NA	NA	NA	NA	NA	NA
Bank	$215,347	10.69%	$161,163	8.00%	$211,527	10.50%	$201,454	10.00%
Tier 1 capital (to risk-weighted assets):
Corporation	$178,882	8.86%	NA	NA	NA	NA	NA	NA
Bank	$203,951	10.12%	$120,872	6.00%	$171,236	8.50%	$161,163	8.00%
Common Equity Tier 1 capital (to risk-weighted assets):
Corporation	$178,882	8.86%	NA	NA	NA	NA	NA	NA
Bank	$203,951	10.12%	$90,654	4.50%	$141,018	7.00%	$130,945	6.50%
Tier 1 capital (to average assets):
Corporation	$178,882	8.46%	NA	NA	NA	NA	NA	NA
Bank	$203,951	9.67%	$84,390	4.00%	$84,390	4.00%	$105,487	5.00%

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

Note 20 Commitments and Contingencies

The Corporation enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements and for fixed rate commitments also considers the difference between current levels of interest rates and committed rates. The notional amount of rate lock commitments at December 31, 2020 and 2019, respectively, was $69,600,000 and $14,793,000.

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

The following commitments were outstanding at December 31 (dollar amounts in thousands):

	Notional Amount
	2020	2019
Commitments to extend credit:
Fixed	$72,298	$49,741
Variable	388,738	333,468
Credit card arrangements	10,867	11,148
Letters of credit	7,567	17,121

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

Letters of credit include $897,000 of direct pay letters of credit and $6,671,000 of standby letters of credit. Direct pay letters of credit generally are issued to support the marketing of industrial development revenue and housing bonds and provide that all debt service payments will be paid by drawing on the letter of credit. The letter of credit draws are then repaid by draws from the customer’s bank account. Standby letters of credit are conditional lending commitments issued by the Corporation to guaranty the performance of a customer to a third party. Generally, all standby letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation generally holds collateral supporting these commitments. The majority of the Corporation’s loans, commitments, and letters of credit have been granted to customers in the Corporation’s market area. The concentrations of credit by type are set forth in Note 4. Standby letters of credit were granted primarily to commercial borrowers. Management believes the diversity of the local economy will prevent significant losses in the event of an economic downturn.

Note 21 Leases

In accordance with GAAP, leases where the Corporation is the lessee are recognized on-balance sheet through a right-of-use (“ROU”) model that requires recognition of a ROU lease asset and liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

The Corporation leases certain properties under operating leases that resulted in the recognition of ROU lease assets of approximately $1,591,000 and $1,699,000 and corresponding lease liabilities of the same value on the Corporation’s Consolidated Balance Sheets as of December 31, 2020 and 2019, respectively.

GAAP provides a number of optional practical expedients in transition. The Corporation has elected the ‘package of practical expedients,’ which permits the Corporation not to reassess under the new standard the prior conclusions about lease identification, lease classification and initial direct costs. The Corporation also elected the use of the hindsight, a practical expedient which permits the use of information available after lease inception to determine the lease term via the knowledge of renewal options exercised not available as of the leases inception. The Corporation elected the short-term lease recognition exemption for all leases that qualify, meaning those with terms under twelve months. ROU assets or lease liabilities are not to be recognized for short-term leases. The Corporation also elected the practical expedient to not separate lease and non-lease components for all leases, the majority of which consist of real estate common area maintenance expenses. However, since these non-lease items are subject to change, they are treated and disclosed as variable payments in the quantitative disclosures below.

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

For operating leases, the lease liability and ROU asset (before adjustments) are recorded at the present value of future lease payments. The Corporation is electing to utilize the Wall Street Journal Prime Rate on the date of lease commencement as the lease interest rate.

	For the year ended
	December 31, 2020	December 31, 2019

	(dollar amounts in Thousands)
Amortization of ROU Assets - Operating Leases	$108	$45
Interest on Lease Liabilities - Operating Leases	26	87
Operating Lease Cost (Cost resulting from lease payments)	133	132
New ROU Assets - Operating Leases	—	1,744
Weighted Average Lease Term (Years) - Operating Leases	32.75	31.56
Weighted Average Discount Rate - Operating Leases	5.50%	5.50%

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liabilities is as follows (dollar amounts in thousands):

	December 31, 2020	December 31, 2029
Operating lease payments due:
Within one year	$98	$133
After one but within two years	86	140
After two but within three years	86	113
After three but within four years	85	86
After four years but within five years	85	86
After five years	3,325	3,411
Total undiscounted cash flows	3,765	3,969
Discount on cash flows	(2,174)	(2,270)
Total operating lease liabilities	$1,591	$1,699

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

Level 3:	Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

Information regarding the fair value of assets measured at fair value on a recurring basis is as follows (dollar amounts in thousands):

	Instruments	Markets	Other	Significant
	Measured	for Identical	Observable	Unobservable
	At Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2020
Assets
Securities available for sale
Obligations of U.S.Government sponsored agencies	$18,779	$—	$18,779	$—
Obligations of states and political subdivisions	72,217	—	72,217	—
Mortgage-backed securities	44,199	—	44,199	—
Corporate notes	27,743	—	27,743	—
Certificates of deposit	2,101	—	2,101	—
Mortgage servicing rights	3,726	—	3,726	—

December 31, 2019
Assets
Securities available for sale
Obligations of U.S. Government sponsored agencies	$12,060	$—	$12,060	$—
Obligations of states and political subdivisions	54,771	—	54,771	—
Mortgage-backed securities	51,720	—	51,720	—
Corporate notes	62,955	—	62,955	—
Mortgage servicing rights	4,287	—	4,287	—

Fair value of assets measured on a recurring basis using significant unobservable inputs (Level 3) are as follows (dollar amounts in thousands):

	2020	2019
Total securities at beginning of year	$—	$400
Included in earnings	—	—
Included in other comprehensive income	—	—
Purchases, issuance, and settlements	—	(400)
Transfer in and/or out of level 3	—	—
Total securities at end of year	$—	$—

Information regarding the fair value of assets measured at fair value on a non-recurring basis is as follows (dollar amounts in thousands):

		Quoted Prices
		In Active	Significant
	Assets	Markets	Other	Significant
	Measured	for Identical	Observable	Unobservable
	At Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2020
OREO	$1,885	$—	$—	$1,885
Impaired Loans, net of impairment reserve	16,784	—	—	16,784
	$18,669	$—	$—	$18,669
December 31, 2019
OREO	$6,888	$—	$—	$6,888
Impaired Loans, net of impairment reserve	6,847	—	—	6,847
	$13,735	$—	$—	$13,735

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

				Weighted
		Unobservable	Range of	Average
	Valuation Technique	Inputs	Discounts	Discount
As of December 31, 2020
OREO	Third party appraisals, sales contracts or brokered price opinions	Collateral discounts and estimated costs to sell	23%-100%	40.2%
Impaired loans	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0%-100%	7.8%

As of December 31, 2019
OREO	Third party appraisals, sales contracts or brokered price opinions	Collateral discounts and estimated costs to sell	0% - 61%	33.5%
Impaired loans	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 100%	6.1%

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

The carrying value and estimated fair value of financial instruments at December 31 follows (dollar amounts in thousands):

	Carrying	Fair Value
	amount	Level 1	Level 2	Level 3	Total
December 31, 2020
Financial assets:
Cash and cash equivalents	$170,219	$170,219	$—	$—	$170,219
Securities held to maturity	6,669	—	6,688	—	6,688
Securities available for sale	165,039	—	165,039	—	165,039
Loans held for sale	809	—	—	809	809
Loans, net	2,173,802	—	—	2,168,865	2,168,865
Other investments, at cost	8,896	—	—	8,896	8,896
Mortgage servicing rights	3,726	—	3,726	—	3,726
Cash surrender value of life insurance	31,394	31,394	—	—	31,394

Financial liabilities:
Deposits	$2,320,963	$—	$—	$2,309,489	$2,309,489
Securities sold under repurchase agreements	36,377	—	36,377	—	36,377
Notes payable	23,469	—	23,469	—	23,469
Subordinated notes	17,500	—	17,500	—	17,500

		Fair Value
	Carrying
December 31, 2019	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$86,452	$86,452	$—	$—	$86,452
Securities held to maturity	43,734	—	44,803	—	44,803
Securities available for sale	181,506	—	181,506	—	181,506
Loans held for sale	587	—	—	587	587
Loans, net	1,724,947	—	—	1,723,542	1,723,542
Other investments, at cost	4,933	—	—	4,933	4,933
Mortgage servicing rights	4,287	—	4,287	—	4,287
Cash surrender value of life insurance	24,945	24,945	—	—	24,945
Financial liabilities:
Deposits	$1,843,311	$—	$—	$1,783,638	$1,783,638
Securities sold under repurchase agreements	45,865	—	45,865	—	45,865
Notes payable	49,790	—	49,790	—	49,790
Subordinated notes	18,622	—	18,622	—	18,622

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

Note 23 Parent Company Only Financial Statements

Balance Sheets

	December 31
	2020	2019

	(In Thousands)
Assets
Cash and cash equivalents	$1,584	$63
Investment in Bank	312,142	254,299
Investment in Veritas	39	4,852
Other assets	8	557
TOTAL ASSETS	$313,773	$259,771
Liabilities and Stockholders’ Equity
Liabilities
Notes payable	$—	$10,000
Subordinated notes	17,500	18,500
Other liabilities	1,416	1,060
Total liabilities	18,916	29,560
Stockholders’ equity:
Common stock	85	79
Additional paid-in capital	92,847	63,085
Retained earnings	221,393	189,494
Treasury stock, at cost	(25,227)	(24,941)
Accumulated other comprehensive income	5,759	2,494
Total stockholders’ equity	294,857	230,211
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$313,773	$259,771

Statements of Income

	Years Ended December 31
	2020	2019	2018

	(In Thousands)
Income:
Dividends received from Bank	$21,406	$16,335	$22,275
Equity in undistributed earnings of subsidiaries	18,104	11,361	4,029
Other income	(7)	234	74
Total income	39,503	27,930	26,378
Other expenses	2,005	1,611	1,404
Benefit for income taxes	(548)	(375)	(482)
Net income	$38,046	$26,694	$25,456

Statements of Cash Flows

	Years Ended December 31,
	2020	2019	2018

	(In thousands)
Cash flow from operating activities:
Net income	$38,046	$26,694	$25,456
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation	1,081	685	556
Equity in earnings of subsidiaries (includes dividends)	(39,410)	(27,696)	(26,304)
Changes in other assets and liabilities:
Other assets	606	(329)	(49)
Other liabilities	478	(33)	(90)
Net cash provided by (used in) operating activities	801	(679)	(431)
Cash flows from investing activities, net of effects of business combination:
Sale of other investments	—	750	—
Dividends received from Bank	21,406	16,335	22,275
Dividends received from Veritas	2,121	—	—
Net cash used in business combination	(4,474)	(14,241)	—
Contribution to subsidiaries	(65)	(2,620)	—
Net cash provided by investing activities	18,988	224	22,275
Cash flows from financing activities, net of effects of business combination:
Repayment of notes payable	(10,000)	—	(8,500)
Proceeds from notes payable	—	10,000	—
Repayment of subordinate notes	(7,122)
Proceeds from subordinated notes	6,000	—	—
Cash dividends paid	(6,147)	(5,463)	(4,530)
Issuance of common stock	3,368	114	1,347
Repurchase of common stock	(4,367)	(4,205)	(10,449)
Net cash (used in) provided by financing activities	(18,268)	446	(22,132)
Net increase (decrease) in cash and cash equivalents	1,521	(9)	(288)
Cash and cash equivalents at beginning	63	72	360
Cash and cash equivalents at end	$1,584	$63	$72

Supplemental schedule of noncash activities:
Amortization of unrealized holding gains on securities transferred from available for sale to held to maturity recognized in other comprehensive income, net of tax	(81)	$(35)	$(60)
Change in unrealized gains and losses on investment securities available for sale, net of tax	3,756	2,958	(1,367)

Note 24 Earnings Per Common Share

See Note 1 for the Corporation’s accounting policy regarding per share computations. Earnings per common share, earnings per share assuming dilution,and related information are summarized as follows:

	Years ended December 31,
	2020	2019	2018
Basic
Net income available to common shareholders	$38,046	$26,694	$25,456
Less: Earnings allocated to participating securities	$(287)	$(200)	$—
Net income allocated to common shareholders	$37,759	$26,494	$25,456

Weighted average common shares outstanding including participating securities	7,497,862	6,820,225	6,673,758
Less: Participating securities (1)	(56,606)	(51,226)	—
Average shares	7,441,256	6,768,999	6,673,758

Basic earnings per common shares	$5.07	$3.91	$3.81

Diluted
Net income available to common shareholders	$38,046	$26,694	$25,456
Weighted average common shares outstanding for basic earnings per common share	7,441,256	6,768,999	6,673,758
Add: Dilutive effects of stock based compensation awards	39,821	110,385	—
Average shares and dilutive potential common shares	7,481,077	6,879,384	6,673,758

Diluted earnings per common share	$5.07	$3.87	$3.81

Note 25 Quarterly Results of Operations

2020 Quarters	Fourth	Third	Second	First

	(dollars in thousands, except share and per share data)
Interest income	$27,094	$25,928	$24,382	$23,296
Interest expense	2,623	3,003	3,586	4,653
Net interest and dividend income	24,471	22,925	20,796	18,643
Provision for loan losses	1,650	1,350	3,150	975
Net interest and dividend income after provision for loan losses	22,821	21,575	17,646	17,668
Noninterest income	6,744	5,115	7,764	3,897
Noninterest expense	13,972	12,202	14,438	12,741
Income before provision for income taxes	15,593	14,488	10,972	8,824
Provision for income taxes	4,063	3,534	2,676	1,558
Net income	$11,530	$10,954	$8,296	$7,266
Share data
Average shares outstanding, basic	7,659,904	7,673,572	7,395,199	7,028,690
Average shares outstanding, diluted	7,682,101	7,691,326	7,405,995	7,128,246
Earnings per share, basic	$1.49	$1.42	$1.11	$1.03
Earnings per share, diluted	$1.49	$1.42	$1.11	$1.02

2019 Quarters	Fourth	Third	Second	First

	(dollars in thousands, except share and per share data)
Interest income	$23,795	$25,489	$20,158	$19,723
Interest expense	5,015	5,176	4,784	4,523
Net interest and dividend income	18,780	20,313	15,374	15,200
Provision for loan losses	1,125	3,000	500	625
Net interest and dividend income after provision for loan losses	17,655	17,313	14,874	14,575
Noninterest income	3,211	3,145	2,736	3,540
Noninterest expense	11,182	12,087	9,955	9,536
Income before provision for income taxes	9,684	8,371	7,655	8,579
Provision for income taxes	2,225	1,712	1,666	1,992
Net income	$7,459	$6,659	$5,989	$6,587
Share data
Average shares outstanding, basic	7,084,728	7,036,807	6,577,016	6,574,362
Average shares outstanding, diluted	7,182,854	7,134,674	6,675,794	6,608,273
Earnings per share, basic	$1.05	$0.95	$0.91	$1.00
Earnings per share, diluted	$1.04	$0.93	$0.90	$1.00

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

The reports of PKM on the financial statements of the Company for the years ended December 31, 2018 and 2017 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the Company's fiscal years ended December 31, 2018 and 2017 and the subsequent interim periods through October 11, 2019, (1) there were not disagreements with PKM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PKM, would have caused PKM to make reference to the subject matter of the disagreements in their reports on the Company's consolidated financial statements for such periods, and (2) there were no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K.

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

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of December 31, 2020 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, the Company’s disclosure controls and procedures were effective for ensuring that information the Company is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s senior management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on this assessment management has determined that, as of December 31, 2020, the

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

There was no change in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There has also been no significant impact to internal controls over financial reporting as a result of the COVID-19 pandemic. The Company is continually monitoring and assessing changes in processes and activities to determine any potential impact on the design and operating effectiveness of internal controls over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in Part III, Item 10 will be under the headings “Proposal 1—Election of Directors,” “Executive Officers,” “Corporate Governance,” “Committees of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the 2021 Annual Meeting of Shareholders, incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required in Part III, Item 11 will be under the headings “Director Compensation,” “Named Executive Officer Compensation” and “Committees of the Board of Directors” in the Company’s definitive proxy statement for the 2021 Annual Meeting of Shareholders, incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of December 31, 2020 with respect to shares of common stock that may be issued under the Company’s equity compensation plans.

Number of
securities
remaining
	Number of	Weighted	available for
	securities to	average	future issuance
	be issued upon	exercise	under equity
	exercise	price of	compensation
	of outstanding	outstanding	plans (excluding
	options,	options,	securities
	warrants and	warrants	reflected
	rights	and rights	in column (a))
Plan Category	(a)	(b)	(C) (1)

Equity compensation plans approved by security holders	0	$0	699,601
Total at December 31, 2020	0	$0	699,601

(1)  On June 8, 2020, the Company's shareholders approved the Company's 2020 Equity Plan, authorizing up to 700,000 shares of stock to be awarded as long-term incentive compensation to employees and non-employee directors over a period of ten (10) years.

The remaining information required in Part III, Item 12 will be under the heading “Common Stock Ownership of Certain Beneficial Owners and Management” in the Company’s definitive proxy statement for the 2021 Annual Meeting of Shareholders, incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in Part III, Item 13 will be under the headings “Certain Relationships and Related-Party Transactions” and “Corporate Governance” in the Company’s definitive proxy statement for the 2021 Annual Meeting of Shareholders, incorporated herein by reference.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required in Part III, Item 14 will be under the heading “Information Regarding the Company’s Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement for the 2021 Annual Meeting of Shareholders, incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

The following consolidated financial statements of Bank First and our subsidiaries and related reports of our independent registered public accounting firm are incorporated in this Item 15. by reference from Part II - Item 8. Financial Statements and Supplementary Data of this Report.

Consolidated balance sheets as of December 31, 2020 and 2019

Consolidated statements of income for the years ended December 31, 2020, 2019 and 2018

Consolidated statements of comprehensive income for the years ended December 31, 2020, 2019 and 2018

Consolidated statements of changes in shareholders’ equity for the years ended December 31, 2020, 2019 and 2018

Consolidated statements of cash flows for the years ended December 31, 2020, 2019 and 2018

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

2.3

Agreement and Plan of Merger, dated January 22, 2019, by and between Bank First Corporation and Partnership Community Bancshares, Inc. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on January 23, 2019 and incorporated herein by reference).

2.4

Agreement and Plan of Merger, dated November 19, 2019, by and between Bank First Corporation and Tomah Bancshares, Inc. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on November 19, 2019 and incorporated herein by reference).

Exhibit
No.	Description
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

10.3	Bank First Corporation 2020 Equity Plan, as amended*
10.4

Form of Restricted Stock Award Agreement for Named Executive Officers (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on March 4, 2021 and incorporated herein by reference).*

10.5

Form of Restricted Stock Award Agreement for Non-Employee Directors (filed as Exhibit 99.2 to the Company's Current Report on Form 8-K filed with the SEC on March 4, 2021 and incorporated herein by reference).*

21	Subsidiaries of Bank First Corporation.
23.1	Consent of Independent Registered Public Accounting Firm (Dixon Hughes Goodman, LLP).
23.2	Consent of Independent Registered Public Accounting Firm (Porter Keadle Moore, LLC).
24	Power of Attorney contained on the signature pages of this 2020 Annual Report on Form 10-K and incorporated herein by reference.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data File.

* Compensatory plan or arrangement.

ITEM 16.     FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Bank First Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK FIRST CORPORATION

March 12, 2021	By:	/s/ Michael B. Molepske
Michael B. Molepske
Chief Executive Officer and President
(Principal Executive Officer)

March 12, 2021	By:	/s/ Kevin M. LeMahieu
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

/s/ Michael G. Ansay	Chairman of the Board, Director	March 12, 2021
Michael G. Ansay
/s/ Mary-Kay H. Bourbulas	Director	March 12, 2021
Mary-Kay H. Bourbulas
/s/ Donald R. Brisch	Director	March 12, 2021
Donald R. Brisch
/s/ Michael P. Dempsey	Director	March 12, 2021
Michael P. Dempsey
/s/ Robert D. Gregorski	Director	March 12, 2021
Robert D. Gregorski
/s/ Judy L. Heun	Director	March 12, 2021
Judy L. Heun
/s/ Robert W. Holmes	Director	March 12, 2021
Robert W. Holmes
/s/ Stephen E. Johnson	Director	March 12, 2021
Stephen E. Johnson
/s/ Michael B. Molepske	Director	March 12, 2021
Michael B. Molepske

/s/ Katherine M. Reynolds	Director	March 12, 2021
Katherine M. Reynolds
/s/ David R. Sachse	Director	March 12, 2021
David R. Sachse
/s/ Peter J. Van Sistine	Director	March 12, 2021
Peter J. Van Sistine