Form 10-Q
period 2021-03-31
Bank First Corp
filed 2021-05-10
CIK 1746109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
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

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of May 10, 2021 was 7,726,737 shares.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS:

BANK FIRST CORPORATION

Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2021	December 31, 2020
	(Unaudited)	(Audited)

Assets
Cash and due from banks	$26,909	$36,255
Interest-bearing deposits	1,835	5,195
Federal funds sold	232,430	128,769
Cash and cash equivalents	261,174	170,219
Securities held to maturity, at amortized cost ($5,934 and $6,688 fair value at March 31, 2021 and December 31, 2020, respectively)	5,918	6,669
Securities available for sale, at fair value	167,940	165,039
Loans held for sale	381	809
Loans, net	2,210,361	2,173,802
Premises and equipment, net	43,606	43,183
Goodwill	55,472	55,472
Other investments	8,989	8,896
Cash value of life insurance	31,586	31,394
Identifiable intangible assets, net	8,816	9,167
Other real estate owned (“OREO”)	915	1,885
Investment in minority-owned subsidiaries	42,375	42,305
Other assets	8,666	9,176
TOTAL ASSETS	$2,846,199	$2,718,016
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Interest-bearing deposits	$1,668,744	$1,605,317
Noninterest-bearing deposits	779,291	715,646
Total deposits	2,448,035	2,320,963
Securities sold under repurchase agreements	47,631	36,377
Notes payable	12,967	23,469
Subordinated notes	17,500	17,500
Other liabilities	16,624	24,850
Total liabilities	2,542,757	2,423,159
Stockholders’ equity:
Serial preferred stock - $0.01 par value
Authorized - 5,000,000 shares	—	—
Common stock - $0.01 par value
Authorized - 20,000,000 shares
Issued - 8,478,383 shares as of March 31, 2021 and December 31, 2020
Outstanding - 7,729,216 and 7,709,497 shares as of March 31, 2021 and December 31, 2020, respectively	85	85
Additional paid-in capital	92,105	92,847
Retained earnings	231,289	221,393
Treasury stock, at cost - 749,167 and 768,886 shares as of March 31, 2021 and December 31, 2020, respectively	(24,560)	(25,227)
Accumulated other comprehensive income	4,523	5,759
Total stockholders’ equity	303,442	294,857
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,846,199	$2,718,016

See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statements of Income

(In thousands, except per share data) (Unaudited)

	Three months ended March 31,
	2021	2020

Interest income:
Loans, including fees	$23,276	$21,672
Securities:
Taxable	655	1,086
Tax-exempt	472	425
Other	39	113
Total interest income	24,442	23,296
Interest expense:
Deposits	2,150	4,110
Securities sold under repurchase agreements	3	103
Borrowed funds	186	440
Total interest expense	2,339	4,653
Net interest income	22,103	18,643
Provision for loan losses	900	975
Net interest income after provision for loan losses	21,203	17,668
Noninterest income:
Service charges	1,467	916
Income from Ansay and Associates, LLC (“Ansay”)	725	891
Income from UFS, LLC (“UFS”)	366	897
Loan servicing income	505	462
Net gain on sales of mortgage loans	2,811	460
Noninterest income from strategic alliances	17	17
Other	319	254
Total noninterest income	6,210	3,897
Noninterest expense:
Salaries, commissions, and employee benefits	7,091	6,452
Occupancy	1,210	1,275
Data processing	1,393	1,199
Postage, stationery, and supplies	197	172
Net (gain) loss on sales and valuations of OREO	(133)	976
Advertising	49	55
Charitable contributions	126	123
Outside service fees	755	801
Amortization of intangibles	351	334
Other	1,186	1,354
Total noninterest expense	12,225	12,741
Income before provision for income taxes	15,188	8,824
Provision for income taxes	3,674	1,558
Net Income	$11,514	$7,266
Earnings per share - basic	$1.49	$1.03
Earnings per share - diluted	$1.49	$1.02
Dividends per share	$0.21	$0.20

See accompanying notes to unaudited consolidated financial statements

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statements of Comprehensive Income

(In thousands) (Unaudited)

	Three Months Ended
	March 31,
	2021	2020

Net Income	$11,514	$7,266
Other comprehensive (loss) income:
Unrealized (losses) gains on available for sale securities:
Unrealized holding (losses) gains arising during period	(1,693)	1,588
Amortization of unrealized holding gains on securities transferred from available for sale to held to maturity	—	(10)
Income tax (expense) benefit	457	(557)
Total other comprehensive (loss) income	(1,236)	1,021
Comprehensive income	$10,278	$8,287

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statement of Stockholders’ Equity

(In thousands, except share and per share data) (Unaudited)

						Accumulated
	Serial		Additional			Other	Total
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive	Stockholders'
	Stock	Stock	Capital	Earnings	Stock	Income (loss)	Equity

	(In Thousands, except share and per share amounts)

Balance at January 1, 2020	$—	$79	$63,085	$189,494	$(24,941)	$2,494	$230,211
Net income	—	—	—	7,266	—	—	7,266
Other comprehensive income	—	—	—	—	—	1,021	1,021
Purchase of treasury stock	—	—	—	—	(2,968)	—	(2,968)
Issuance of treasury stock as deferred compensation payout	—	—	—	—	3,368	—	3,368
Cash dividends ($0.20 per share)	—	—	—	(1,431)	—	—	(1,431)
Amortization of stock-based compensation	—	—	215	—	—	—	215
Vesting of restricted stock awards	—	—	(628)	—	628	—	—

Balance at March 31, 2020	$—	$79	$62,672	$195,329	$(23,913)	$3,515	$237,682

Balance at January 1, 2021	$—	$85	$92,847	$221,393	$(25,227)	$5,759	$294,857
Net income	—	—	—	11,514	—	—	11,514
Other comprehensive loss	—	—	—	—	—	(1,236)	(1,236)
Purchase of treasury stock	—	—	—	—	(402)	—	(402)
Sale of treasury stock	—	—	—	—	23	—	23
Cash dividends ($0.21 per share)	—	—	—	(1,618)	—	—	(1,618)
Amortization of stock-based compensation	—	—	304	—	—	—	304
Vesting of restricted stock awards	—	—	(1,046)	—	1,046	—	—

Balance at March 31, 2021	$—	$85	$92,105	$231,289	$(24,560)	$4,523	$303,442

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Three Months Ended March 31,
	2021	2020

Cash flows from operating activities:
Net income	$11,514	$7,266
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	900	975
Depreciation and amortization of premises and equipment	508	423
Amortization of intangibles	351	334
Net amortization of securities	183	118
Amortization of stock-based compensation	304	215
Accretion of purchase accounting valuations	(242)	(705)
Net change in deferred loan fees and costs	1,014	(45)
Change in fair value of mortgage servicing rights (“MSR”) and other investments	467	186
Gain on sale and disposal of premises and equipment	(62)	—
(Gain) Loss on sale of OREO and valuation allowance	(133)	976
Proceeds from sales of mortgage loans	97,619	31,371
Originations of mortgage loans held for sale	(94,940)	(33,226)
Gain on sales of mortgage loans	(2,811)	(460)
Undistributed income of UFS joint venture	(366)	(897)
Undistributed income of Ansay joint venture	(725)	(891)
Net earnings on life insurance	(192)	(160)
Decrease (Increase) in other assets	967	(869)
Decrease in other liabilities	(8,223)	(6,725)
Net cash provided by (used in) operating activities	6,133	(2,114)
Cash flows from investing activities, net of effects of business combination:
Activity in securities available for sale and held to maturity:
Maturities, prepayments, and calls	5,550	23,541
Purchases	(9,576)	(12,643)
Net increase in loans	(38,348)	(27,710)
Dividends received from UFS	565	435
Dividends received from Ansay	456	373
Proceeds from sale of OREO	1,101	1,468
Net purchases of Federal Home Loan Bank (“FHLB”) stock	—	(640)
Net purchases of Federal Reserve Bank (“FRB”) stock	—	(1,702)
Proceeds from sale of premises and equipment	367	25
Purchases of premises and equipment	(1,237)	(1,782)
Net cash used in investing activities	(41,122)	(18,635)

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statements of Cash Flows (Continued)

(In thousands) (Unaudited)

	Three Months Ended March 31,
	2021	2020

Cash flows from financing activities, net of effects of business combination:
Net increase in deposits	$127,167	$3,928
Net increase (decrease) in securities sold under repurchase agreements	11,254	(10,079)
Proceeds from advances of notes payable	—	73,000
Repayment of notes payable	(10,480)	(74,000)
Dividends paid	(1,618)	(1,431)
Proceeds from sales of common stock	23	—
Repurchase of common stock	(402)	(2,968)
Net cash provided by (used in) financing activities	125,944	(11,550)
Net (decrease) increase in cash and cash equivalents	90,955	(32,299)
Cash and cash equivalents at beginning of period	170,219	86,452
Cash and cash equivalents at end of period	$261,174	$54,153

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,508	$4,809
Supplemental schedule of noncash activities:
Loans transferred to OREO	—	91
MSR resulting from sale of loans	560	243
Amortization of unrealized holding gains on securities transferred from available for sale to held to maturity recognized in other comprehensive income, net of tax	—	(8)
Change in unrealized gains and losses on investment securities available for sale, net of tax	(1,236)	1,029
Payment of deferred compensation through issuance of treasury stock	—	3,368

See accompanying notes to consolidated financial statements.

BANK FIRST CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

NOTE 1 – BASIS OF PRESENTATION

Bank First Corporation (the “Company”) provides a variety of financial services to individual and corporate customers through its wholly-owned subsidiary, Bank First, N.A. (the “Bank”). The Bank operates as a full-service financial institution with a primary market area including, but not limited to, the counties in which the Bank’s branches are located. The Bank has twenty-one locations located in Manitowoc, Outagamie, Brown, Winnebago, Sheboygan, Waupaca, Ozaukee, Monroe, and Jefferson counties in Wisconsin. The Company and Bank are subject to the regulations of certain federal agencies and undergo periodic examinations by those regulatory authorities.

These interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures required by GAAP have been omitted or abbreviated. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (“Annual Report”).

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

Recent Accounting Developments Adopted

In October 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-08, “Codification Improvements to Subtopic 310-20, Receivables and Nonrefundable Fees and Other Costs. This ASU clarifies the requirements for entities to reevaluate whether a callable debt security is within the scope of paragraph 310-20-35-33 of the stated subtopic for each reporting period. The ASU was published to clarify the Codification and correct its unintended application and was effective for fiscal years, and interim periods within those fiscal years, beginning after December 31, 2020. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements as all premiums within its securities portfolio were already being amortized to the earliest call date prior to implementation.

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

NOTE 2 – ACQUISITIONS

On May 15, 2020, the Company completed a merger with Tomah Bancshares, Inc. (“Timberwood”), a bank holding company headquartered in Tomah, Wisconsin, pursuant to the Agreement and Plan of Bank Merger (“Merger Agreement”), dated as of November 20, 2019, by and among the Company and Timberwood, whereby Timberwood merged with and into the Company, and Timberwood Bank, Timberwood’s wholly-owned banking subsidiary, merged with and into the Bank. Timberwood’s principal activity was the ownership and operation of Timberwood Bank, a state-chartered banking institution that operated one (1) branch in Wisconsin at the time of closing. The merger consideration totaled approximately $29.8 million.

Pursuant to the terms of the Merger Agreement, Timberwood shareholders received 5.1445 shares of the Company’s common stock for each outstanding share of Timberwood common stock, and cash in lieu of any remaining fractional share. Company stock issued totaled 575,641 shares valued at approximately $29.4 million, with cash of $0.4 million comprising the remainder of merger consideration.

For more information concerning this acquisition, see “Note 2 - Acquisition” in the Company's audited consolidated financial statements included in the Company's Annual Report.

NOTE 3 – EARNINGS PER SHARE

The two-class method is used in the calculation of basic and diluted earnings per share. Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. There were no anti-dilutive stock options for the three months ended March 31, 2021 or 2020.

The following table presents the factors used in the earnings per share computations for the period indicated.

	Three Months Ended March 31,
	2021	2020
Basic
Net income available to common shareholders	$11,514	$7,266
Less: Earnings allocated to participating securities	(88)	(56)
Net income allocated to common shareholders	$11,426	$7,210

Weighted average common shares outstanding including participating securities	7,716,424	7,083,520
Less: Participating securities (1)	(59,123)	(54,830)
Average shares	7,657,301	7,028,690

Basic earnings per common shares	$1.49	$1.03

Diluted
Net income available to common shareholders	$11,514	$7,266

Weighted average common shares outstanding for basic earnings per common share	7,657,301	7,028,690
Add: Dilutive effects of stock based compensation awards	20,675	99,556
Average shares and dilutive potential common shares	7,677,976	7,128,246
Diluted earnings per common share	$1.49	$1.02

(1)	Participating securities are restricted stock awards whereby the stock certificates have been issued, are included in outstanding shares, receive dividends and can be voted, but have not vested.

NOTE 4 – SECURITIES

The Company’s securities available for sale as of March 31, 2021 and December 31, 2020 is summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
March 31, 2021
U.S. Treasury securities	$9,576	$—	$(62)	$9,514
Obligations of U.S. Government sponsored agencies	17,307	263	(221)	17,349
Obligations of states and political subdivisions	66,310	3,756	(3)	70,063
Mortgage-backed securities	39,358	2,070	—	41,428
Corporate notes	27,392	458	(100)	27,750
Certificates of deposit	1,804	32	—	1,836
Total available for sale securities	$161,747	$6,579	$(386)	$167,940

December 31, 2020
Obligations of U.S. Government sponsored agencies	$18,276	$556	$(53)	$18,779
Obligations of states and political subdivisions	67,653	4,564	—	72,217
Mortgage-backed securities	41,804	2,395	—	44,199
Corporate notes	27,358	470	(85)	27,743
Certificates of deposit	2,063	38	—	2,101
Total available for sale securities	$157,154	$8,023	$(138)	$165,039

The Company’s securities held to maturity as of March 31, 2021 and December 31, 2020 is summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
March 31, 2021
Obligations of states and political subdivisions	$5,918	$16	$—	$5,934
December 31, 2020
Obligations of states and political subdivisions	$6,669	$19	$—	$6,688

The following table shows the fair value and gross unrealized losses of securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		Greater Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

March 31, 2021 - Available for Sale
U.S. Treasury securities	$9,514	$(62)	$—	$—	$9,514	$(62)
Obligations of U.S. Government sponsored agencies	5,069	(221)	—	—	5,069	(221)
Obligations of states and political subdivisions	349	(3)	—	—	349	(3)
Corporate notes	7,890	(100)	—	—	7,890	(100)
Totals	$22,822	$(386)	$—	$—	$22,822	$(386)
December 31, 2020 - Available for Sale
Obligations of U.S. Government sponsored agencies	$5,640	$(53)	$—	$—	$5,640	$(53)
Corporate notes	7,890	(85)	—	—	7,890	(85)
Totals	$13,530	$(138)	$—	$—	$13,530	$(138)

As of March 31, 2021, the Company does not consider its securities with unrealized losses to be other-than-temporarily impaired, as the unrealized losses in each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. The Company has the intent and ability to hold its securities to maturity or until par is recovered. There were no other-than-temporary impairments charged to earnings during the three months ended March 31, 2021 or 2020.

The following is a summary of amortized cost and estimated fair value of securities by contractual maturity as of March 31, 2021. Contractual maturities will differ from expected maturities for mortgage-backed securities because borrowers may have the right to call or prepay obligations without penalties.

	Available for Sale		Held to Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$13,126	$13,094	$70	$70
Due after one year through 5 years	11,532	12,250	3,453	3,469
Due after 5 years through ten years	25,136	25,858	2,395	2,395
Due after 10 years	72,595	75,310	—	—
Subtotal	122,389	126,512	5,918	5,934
Mortgage-backed securities	39,358	41,428	—	—
Total	$161,747	$167,940	$5,918	$5,934

There were no sales of securities available for sale or held to maturity for the three months ended March 31, 2021 and 2020.

NOTE 5 – LOANS, ALLOWANCE FOR LOAN LOSSES, AND CREDIT QUALITY

The following table presents total loans by portfolio segment and class of loan as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
Commercial/industrial	$474,920	$447,344
Commercial real estate - owner occupied	552,779	549,619
Commercial real estate - non-owner occupied	444,182	443,144
Construction and development	136,277	140,042
Residential 1‑4 family	554,353	545,818
Consumer	29,736	30,359
Other	40,579	38,054
Subtotals	2,232,826	2,194,380
ALL	(18,531)	(17,658)
Loans, net of ALL	2,214,295	2,176,722
Deferred loan fees and costs	(3,934)	(2,920)
Loans, net	$2,210,361	$2,173,802

The ALL by loan type as of March 31, 2021 and 2020 is summarized as follows:

		Commercial	Commercial
		Real Estate -	Real Estate -	Construction
	Commercial	Owner	Non-Owner	and	Residential
	/ Industrial	Occupied	Occupied	Development	1-4 Family	Consumer	Other	Total
ALL - January 1, 2021	$2,049	$6,108	$3,904	$1,027	$3,960	$201	$409	$17,658
Charge-offs	—	(24)	—	—	—	—	(10)	(34)
Recoveries	2	—	—	—	4	—	1	7
Provision	395	261	(58)	158	157	—	(13)	900
ALL - March 31, 2021	2,446	6,345	3,846	1,185	4,121	201	387	18,531
ALL ending balance individually evaluated for impairment	15	—	737	—	—	—	—	752
ALL ending balance collectively evaluated for impairment	$2,431	$6,345	$3,109	$1,185	$4,121	$201	$387	$17,779
Loans outstanding - March 31, 2021	$474,920	$552,779	$444,182	$136,277	$554,353	$29,736	$40,579	$2,232,826
Loans ending balance individually evaluated for impairment	1,257	1,149	9,331	—	260	—	—	11,997
Loans ending balance collectively evaluated for impairment	$473,663	$551,630	$434,851	$136,277	$554,093	$29,736	$40,579	$2,220,829

		Commercial	Commercial
		Real Estate -	Real Estate -	Construction
	Commercial	Owner	Non-Owner	and	Residential
	/ Industrial	Occupied	Occupied	Development	1-4 Family	Consumer	Other	Total
ALL - January 1, 2020	$2,320	$4,587	$1,578	$548	$2,169	$141	$53	$11,396
Charge-offs	(1)	(77)	—	—	—	—	(5)	(83)
Recoveries	—	640	1	—	34	—	4	679
Provision	315	271	223	75	107	1	(17)	975
ALL - March 31, 2020	2,634	5,421	1,802	623	2,310	142	35	12,967
ALL ending balance individually evaluated for impairment	830	410	—	—	—	—	—	1,240
ALL ending balance collectively evaluated for impairment	$1,804	$5,011	$1,802	$623	$2,310	$142	$35	$11,727
Loans outstanding - March 31, 2020	$313,448	$458,490	$375,871	$140,991	$442,375	$27,936	$6,588	$1,765,699
Loans ending balance individually evaluated for impairment	1,872	5,235	—	—	—	—	—	7,107

Loans ending balance collectively evaluated for impairment	$311,576	$453,255	$375,871	$140,991	$442,375	$27,936	$6,588	$1,758,592

The Company’s past due loans as of March 31, 2021 is summarized as follows:

		90 Days
	30-89 Days	or more
	Past Due	Past Due
	Accruing	and Accruing	Non-Accrual	Total
Commercial/industrial	$3	$—	$1,130	$1,133
Commercial real estate - owner occupied	328	—	1,167	1,495
Commercial real estate - non-owner occupied	—	—	9,716	9,716
Construction and development	563	—	280	843
Residential 1‑4 family	357	319	1,129	1,805
Consumer	18	4	6	28
Other	—	42	—	42
	$1,269	$365	$13,428	$15,062

The Company’s past due loans as of December 31, 2020 is summarized as follows:

		90 Days
	30-89 Days	or more
	Past Due	Past Due
	Accruing	and Accruing	Non-Accrual	Total
Commercial/industrial	$116	$—	$433	$549
Commercial real estate - owner occupied	—	1,582	1,078	2,660
Commercial real estate - non-owner occupied	—	—	8,087	8,087
Construction and development	—	—	281	281
Residential 1‑4 family	1,415	142	912	2,469
Consumer	4	14	5	23
Other	—	—	—	—
	$1,535	$1,738	$10,796	$14,069

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

The breakdown of loans by risk rating as of March 31, 2021 is as follows:

	Pass (1-5)	6	7	8	Total
Commercial/industrial	$465,975	$2,116	$6,829	$—	$474,920
Commercial real estate - owner occupied	521,373	2,961	28,445	—	552,779
Commercial real estate - non-owner occupied	433,624	101	10,457	—	444,182
Construction and development	135,527	—	750	—	136,277
Residential 1‑4 family	551,913	134	2,306	—	554,353
Consumer	29,730	—	6	—	29,736
Other	40,579	—	—	—	40,579
	$2,178,721	$5,312	$48,793	$—	$2,232,826

The breakdown of loans by risk rating as of December 31, 2020 is as follows:

	Pass (1-5)	6	7	8	Total
Commercial/industrial	$440,461	$2,479	$4,404	$—	$447,344
Commercial real estate - owner occupied	520,075	5,844	23,700	—	549,619
Commercial real estate - non-owner occupied	432,444	—	10,700	—	443,144
Construction and development	139,693	21	328	—	140,042
Residential 1‑4 family	543,163	456	2,199	—	545,818
Consumer	30,359	—	—	—	30,359
Other	38,054	—	—	—	38,054
	$2,144,249	$8,800	$41,331	$—	$2,194,380

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

A summary of impaired loans individually evaluated as of March 31, 2021 is as follows:

		Commercial	Commercial
		Real Estate -	Real Estate -	Construction
	Commercial/	Owner	Non-Owner	and	Residential
	Industrial	Occupied	Occupied	Development	1-4 Family	Consumer	Other	Unallocated	Total
With an allowance recorded:
Recorded investment	$488	$—	$9,331	$—	$—	$—	$—	$—	$9,819
Unpaid principal balance	488	—	9,331	—	—	—	—	—	9,819
Related allowance	15	—	737	—	—	—	—	—	752
With no related allowance recorded:
Recorded investment	$769	$1,149	$—	$—	$260	$—	$—	$—	$2,178
Unpaid principal balance	769	1,149	—	—	260	—	—	—	2,178
Related allowance	—	—	—	—	—	—	—	—	—
Total:
Recorded investment	$1,257	$1,149	$9,331	$—	$260	$—	$—	$—	$11,997
Unpaid principal balance	1,257	1,149	9,331	—	260	—	—	—	11,997
Related allowance	15	—	737	—	—	—	—	—	752
Average recorded investment	$868	$1,160	$9,004	$—	$260	$—	$—	$—	$11,292

A summary of impaired loans individually evaluated as of December 31, 2020 is as follows:

		Commercial	Commercial
		Real Estate -	Real Estate -	Construction
	Commercial/	Owner	Non-Owner	and	Residential
	Industrial	Occupied	Occupied	Development	1‑4 Family	Consumer	Other	Total
With an allowance recorded:
Recorded investment	$478	$—	$7,684	$—	$—	$—	$—	$8,162
Unpaid principal balance	478	—	7,684	—	—	—	—	8,162
Related allowance	10	—	890	—	—	—	—	900
With no related allowance recorded:
Recorded investment	$—	$1,171	$992	$—	$260	$—	$—	$2,423
Unpaid principal balance	—	1,171	992	—	260	—	—	2,423
Related allowance	—	—	—	—	—	—	—	—
Total:
Recorded investment	$478	$1,171	$8,676	$—	$260	$—	$—	$10,585
Unpaid principal balance	478	1,171	8,676	—	260	—	—	10,585
Related allowance	10	—	890	—	—	—	—	900
Average recorded investment	$1,178	$2,535	$4,338	$—	$130	$—	$—	$8,181

Interest recognized while these loans were impaired is considered immaterial to the consolidated financial statements for the three months ended March 31, 2021 and 2020.

The following table presents loans acquired with deteriorated credit quality as of March 31, 2021 and December 31, 2020. No loans in this table had a related allowance at either date, and therefore, the below disclosures were not expanded to include loans with and without a related allowance.

	March 31, 2021		December 31, 2020
	Recorded	Unpaid Principal	Recorded	Unpaid Principal
	Investment	Balance	Investment	Balance
Commercial & Industrial	$732	$833	$805	$907
Commercial real estate - owner occupied	3,840	4,697	3,860	4,718
Commercial real estate - non-owner occupied	1,230	1,393	1,245	1,410
Construction and development	75	83	81	90
Residential 1‑4 family	858	1,141	870	1,162
Consumer	—	—	—	—
Other	—	—	—	—
	$6,735	$8,147	$6,861	$8,287

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

The following table represents the change in the accretable and non-accretable components of discounts on loans acquired with deteriorated credit quality for the nine months ended March 31, 2021, and year ended December 31, 2020:

	March 31, 2021		December 31, 2020
	Accretable	Non-accretable	Accretable	Non-accretable
	discount	discount	discount	discount
Balance at beginning of period	$1,250	$176	$222	$220
Acquired balance, net	—	—	1,064	727
Reclassifications between accretable and non-accretable	7	(7)	771	(771)
Accretion to loan interest income	(14)	—	(807)	—
Balance at end of period	$1,243	$169	$1,250	$176

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

As of March 31, 2021 and December 31, 2020 the Company had no specific reserves for TDRs.

As a result of the COVID-19 pandemic, the Bank experienced an increase in customer requests for loan modifications and payment deferrals. Certain provisions of the Coronavirus Aid, Relief, and Economic Security (CARES) act, as extended, signed into law on March 27, 2020, allowed financial institutions the option to exempt loan modifications related to the COVID-19 pandemic that would otherwise be categorized as a TDR from consideration for TDR treatment. Modifications in the scope of the exemption include forbearance agreements, interest-rate modifications, repayment plan changes and any other similar arrangements that would delay payments of principal or interest. This relief is allowable on modifications on loans which were not more than 30 days past due as of December 31, 2019, and that occur after March 1, 2020, and before the earlier of 60 days after the date on which the national emergency related to the COVID-19 outbreak is terminated.

The following table presents the TDRs during the three months ended March 31, 2021:

2021

\		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
Commercial Real Estate	1	$111	$111

The following table presents the TDRs during the three months March 31, 2020:

2020

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Contracts	Investment	Investment

Commercial Real Estate	1	$115	$115

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

Following is an analysis of activity in the MSR asset:

	Three Months Ended	Year Ended
	March 31, 2021	December 31, 2020
Fair value at beginning of period	$3,726	$4,287
MSR asset acquired	—	384
Servicing asset additions	560	1,375
Loan payments and payoffs	(479)	(1,533)
Changes in valuation inputs and assumptions used in the valuation model	(81)	(787)
Amount recognized through earnings	—	(945)
Fair value at end of period	$3,726	$3,726
Unpaid principal balance of loans serviced for others	$632,191	$612,707
Mortgage servicing rights as a percent of loans serviced for others	0.59	0.61

The primary economic assumptions utilized by the Company in measuring the value of MSRs were constant prepayment speeds of 16.3 months as of March 31, 2021 and December 31, 2020, respectively, and discount rates of 10.3% as of each period end.

NOTE 7 – NOTES PAYABLE

From time to time the Company utilizes FHLB advances to fund liquidity. At March 31, 2021 and December, 31, 2020, the Company had outstanding balances borrowed from the FHLB of $13.0 million and $23.5 million, respectively. The advances, rate, and maturities of FHLB advances were as follows:

			March 31,	December 31,
	Maturity	Rate	2021	2020

			(dollars in thousands)
Fixed rate, fixed term	01/22/2021	1.67%	—	2,000
Fixed rate, fixed term	01/25/2021	2.37%	—	5,000
Fixed rate, fixed term	01/27/2021	1.60%	—	1,000
Fixed rate, fixed term	03/29/2021	0.00%	—	2,377
Fixed rate, fixed term	05/03/2021	2.87%	500	500
Fixed rate, fixed term	05/03/2021	0.00%	4,000	4,000
Fixed rate, fixed term	05/03/2021	0.00%	4,000	4,000
Fixed rate, fixed term	06/28/2021	2.00%	250	250
Fixed rate, fixed term	11/03/2021	1.46%	400	400
Fixed rate, fixed term	12/08/2021	2.87%	500	500
Fixed rate, fixed term	12/27/2021	1.99%	250	250
Fixed rate, fixed term	01/24/2022	2.51%	250	250
Fixed rate, fixed term	05/02/2022	2.98%	500	500
Fixed rate, fixed term	06/08/2022	2.92%	500	500
Fixed rate, fixed term	11/21/2022	3.02%	600	600
Fixed rate, fixed term	11/21/2023	3.06%	600	600
Fixed rate, fixed term	01/04/2027	0.00%	—	103
Fixed rate, fixed term	04/22/2030	0.00%	508	508
			12,858	23,338
Adjustment due to purchase accounting			109	131
			$12,967	$23,469

Future maturities of borrowings were as follows:

	March 31,	December 31,
	2021	2020
1 year or less	$10,150	$20,277
1 to 2 years	1,600	1,850
2 to 3 years	600	600
3 to 4 years	—	—
4 to 5 years	—	—
Over 5 years	508	611
	$12,858	$23,338

The Company maintains a $7.5 million line of credit with a commercial bank, which was entered into on May 15, 2020. There were no outstanding balances on this note at March 31, 2021 or December 31, 2020. Any future borrowings will require monthly payments of interest at a variable rate, and will be due in full on May 15, 2021.

NOTE 8 – SUBORDINATED NOTES

During September 2017, the Company entered into subordinated note agreements with three separate commercial banks. The Company had outstanding balances of $11.5 million under these agreements as of March 31, 2021 and December 31, 2020. These notes were all issued with 10-year maturities, carry interest at a variable rate payable quarterly, are callable on or after the sixth anniversary of the issuance dates, and qualify for Tier 2 capital for regulatory purposes.

During July 2020, the Company entered into subordinated note agreements with two separate commercial banks. The Company had outstanding balances of $6.0 million under these agreements as of March 31, 2021 and December 31, 2020. These notes were issued with 10-year maturities, carry interest at a fixed rate of 5.0% through June 30, 2025, and at a variable rate thereafter, payable quarterly. These notes are callable on or after January 1, 2026 and qualify for Tier 2 capital for regulatory purposes.

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

Under regulatory guidance for non-advanced approaches institutions, the Bank is required to maintain minimum amounts and ratios of common equity Tier I capital to risk-weighted assets, including an additional conservation buffer determined by banking regulators. As of March 31, 2021 and December 31, 2020, this buffer was 2.5%. As of March 31, 2021 and December 31, 2020, the Bank met all capital adequacy requirements to which they are subject.

Actual and required capital amounts and ratios are presented below at period-end:

							To Be Well
			For Capital		Minimum Capital		Capitalized Under
			Adequacy		Adequacy with		Prompt Corrective
	Actual		Purposes		Capital Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2021
Total capital (to risk-weighted assets):
Corporation	$273,820	12.03%	NA	NA	NA	NA	NA	NA
Bank	$275,618	12.11%	$182,108	8.00%	$239,017	10.50%	$227,635	10.00%
Tier 1 capital (to risk-weighted assets):
Corporation	$237,789	10.45%	NA	NA	NA	NA	NA	NA
Bank	$257,087	11.29%	$136,581	6.00%	$193,490	8.50%	$182,108	8.00%
Common Equity Tier 1 capital (to risk-weighted assets):
Corporation	$237,789	10.45%	NA	NA	NA	NA	NA	NA
Bank	$257,087	11.29%	$102,436	4.50%	$159,344	7.00%	$147,963	6.50%
Tier 1 capital (to average assets):
Corporation	$237,789	8.84%	NA	NA	NA	NA	NA	NA
Bank	$257,087	9.60%	$107,088	4.00%	$107,088	4.00%	$133,861	5.00%
December 31, 2020
Total capital (to risk-weighted assets):
Corporation	$263,344	11.74%	NA	NA	NA	NA	NA	NA
Bank	$263,129	11.73%	$179,420	8.00%	$235,489	10.50%	$224,275	10.00%
Tier 1 capital (to risk-weighted assets):
Corporation	$228,186	10.17%	NA	NA	NA	NA	NA	NA
Bank	$245,471	10.95%	$134,565	6.00%	$190,634	8.50%	$179,420	8.00%
Common Equity Tier 1 capital (to risk-weighted assets):
Corporation	$228,186	10.17%	NA	NA	NA	NA	NA	NA
Bank	$245,471	10.95%	$100,924	4.50%	$156,993	7.00%	$145,779	6.50%
Tier 1 capital (to average assets):
Corporation	$228,186	8.74%	NA	NA	NA	NA	NA	NA
Bank	$45,471	9.46%	$103,814	4.00%	$103,814	4.00%	$129,768	5.00%

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate-lock commitments). Rate-lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements and for fixed rate commitments also considers the difference between current levels of interest rates and committed rates. The notional amount of rate-lock commitments at March 31, 2021 and December 31, 2020 was approximately $56.0 million and $69.6 million, respectively.

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

The following commitments were outstanding:

	Notional Amount
	March 31, 2021	December 31, 2020

Commitments to extend credit:
Fixed	$77,324	$72,298
Variable	400,358	388,738
Credit card arrangements	11,122	10,867
Letters of credit	7,421	7,567

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

Information regarding the fair value of assets measured at fair value on a recurring basis is as follows:

	Instruments	Markets	Other	Significant
	Measured	for Identical	Observable	Unobservable
	At Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2021
Assets
Securities available for sale
U.S. Treasury securities	$9,514	$—	$9,514	$—
Obligations of U.S. Government sponsored agencies	17,349	—	17,349	—
Obligations of states and political subdivisions	70,063	—	70,063	—
Mortgage-backed securities	41,428	—	41,428	—
Corporate notes	27,750	—	27,750	—
Certificates of deposit	1,836	—	1,836	—
Mortgage servicing rights	3,726	—	3,726	—

December 31, 2020
Assets
Securities available for sale
Obligations of U.S. Government sponsored agencies	$18,779	$—	$18,779	$—
Obligations of states and political subdivisions	72,217	—	72,217	—
Mortgage-backed securities	44,199	—	44,199	—
Corporate notes	27,743	—	27,743	—
Certificates of deposit	2,101	—	2,101	—
Mortgage servicing rights	3,726	—	3,726	—

There were no assets measured on a recurring basis using significant unobservable inputs (Level 3) during these periods.

Information regarding the fair value of assets measured at fair value on a non-recurring basis is as follows:

		Quoted Prices
		In Active	Significant
	Assets	Markets	Other	Significant
	Measured	for Identical	Observable	Unobservable
	At Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2021
OREO	$915	$—	$—	$915
Impaired Loans, net of impairment reserve	18,545	—	—	18,545
	$19,460	$—	$—	$19,460
December 31, 2020
OREO	$1,885	$—	$—	$1,885
Impaired Loans, net of impairment reserve	16,784	—	—	16,784
	$18,669	$—	$—	$18,669

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

				Weighted
		Unobservable	Range of	Average
	Valuation Technique	Inputs	Discounts	Discount
As of March 31, 2021
Other real estate owned	Third party appraisals, sales contracts or brokered price options	Collateral discounts and estimated costs to sell	27% - 75%	39.0%
Impaired loans	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 100%	6.8%

As of December 31, 2020
Other real estate owned	Third party appraisals, sales contracts or brokered price options	Collateral discounts and estimated costs to sell	23% - 100%	40.2%
Impaired loans	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 100%	7.8%

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

The carrying value and estimated fair value of financial instruments at March 31, 2021 and December 31, 2020 follows:

	Carrying	Fair Value
March 31, 2021	amount	Level 1	Level 2	Level 3	Total

Financial assets:
Cash and cash equivalents	$261,174	$261,174	$—	$—	$261,174
Securities held to maturity	5,918	—	5,934	—	5,934
Securities available for sale	167,940	—	167,940	—	167,940
Loans held for sale	381	—	—	381	381
Loans, net	2,210,361	—	—	2,198,254	2,198,254
Other investments, at cost	8,989	—	—	8,989	8,989
Mortgage servicing rights	3,726	—	3,726	—	3,726
Cash surrender value of life insurance	31,586	31,586	—	—	31,586

Financial liabilities:
Deposits	$2,448,035	$—	$—	$2,407,851	$2,407,851
Securities sold under repurchase agreements	47,631	—	47,631	—	47,631
Notes payable	12,967	—	12,967	—	12,967
Subordinated notes	17,500	—	17,500	—	17,500

		Fair Value
	Carrying
December 31, 2020	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$170,219	$170,219	$—	$—	$170,219
Securities held to maturity	6,669	—	6,688	—	6,688
Securities available for sale	165,039	—	165,039	—	165,039
Loans held for sale	809	—	—	809	809
Loans, net	2,173,802	—	—	2,168,865	2,168,865
Other investments, at cost	8,896	—	—	8,896	8,896
Mortgage servicing rights	3,726	—	3,726	—	3,726
Cash surrender value of life insurance	31,394	31,394	—	—	31,394
Financial liabilities:
Deposits	$2,320,963	$—	$—	$2,309,489	$2,309,489
Securities sold under repurchase agreements	36,377	—	36,377	—	36,377
Notes payable	23,469	—	23,469	—	23,469
Subordinated notes	17,500	—	17,500	—	17,500

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

NOTE 12 – STOCK BASED COMPENSATION

The Company has made restricted share grants pursuant to the Bank First Corporation 2011 Equity Plan and the Bank First Corporation 2020 Equity Plan, which replaced the 2011 Plan. The purpose of the Plan is to provide financial incentives for selected employees and for the non-employee Directors of the Company, thereby promoting the long-term growth and financial success of the Company. The number of shares of Company stock that may be issued pursuant to awards under the 2020 Plan shall not exceed, in the aggregate, 700,000. As of March 31, 2021, 25,416 shares of Company stock have been awarded under the 2020 Plan. Compensation expense for restricted stock is based on the fair value of the awards of Bank First Corporation common stock at the time of grant. The value of restricted stock grants that are expected to vest is amortized into expense over the vesting periods. For the three months ended March 31, 2021 and 2020, compensation expense of $0.3 million and $0.2 million, respectively, was recognized related to restricted stock awards.

As of March 31, 2021, there was $3.5 million of unrecognized compensation cost related to non-vested restricted stock awards granted under the plan. That cost is expected to be recognized over a weighted average period of 3.26 years. The aggregate grant date fair value of restricted stock awards that vested during the three months ended March 31, 2021, was approximately $1.0 million.

	For the three months ended		For the three months ended
	March 31, 2021		March 31, 2020
		Weighted-		Weighted-
		Average Grant-		Average Grant-
	Shares	Date Fair Value	Shares	Date Fair Value
Restricted Stock
Outstanding at beginning of year	57,175	$53.08	50,676	$43.03
Granted	25,416	70.67	25,107	61.49
Vested	(21,121)	49.52	(16,800)	37.38
Forfeited or cancelled	(399)	62.79	—	—
Outstanding at end of year	61,071	$61.57	58,983	$52.50

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

	Three-month period ended
	March 31, 2021	March 31, 2020
Amortization of ROU Assets - Operating Leases	$4	$10
Interest on Lease Liabilities - Operating Leases	22	23
Operating Lease Cost (Cost resulting from lease payments)	26	33
Weighted Average Lease Term (Years) - Operating Leases	32.58	31.54
Weighted Average Discount Rate - Operating Leases	5.50%	5.50%

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liabilities as of March 31, 2021 is as follows:

March 31, 2021
Operating lease payments due:
Within one year	$94
After one but within two years	86
After two but within three years	86
After three but within four years	85
After four years but within five years	87
After five years	3,302
Total undiscounted cash flows	3,740
Discount on cash flows	(2,153)
Total operating lease liabilities	$1,587

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2020, included in our Annual Report and with our unaudited condensed accompanying notes set forth in this Quarterly Report on Form 10-Q for the quarterly period March 31, 2021.

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

OVERVIEW

Bank First Corporation is a Wisconsin corporation that was organized primarily to serve as the holding company for Bank First, N.A. Bank First, N.A., which was incorporated in 1894, is a nationally-chartered bank headquartered in Manitowoc, Wisconsin. It is a member of the Board of Governors of the Federal Reserve System (“Federal Reserve”), and is regulated by the Office of the Comptroller of the Currency (“OCC”). Including its headquarters in Manitowoc, Wisconsin, the Bank has 21 banking locations in Manitowoc, Outagamie, Brown, Winnebago, Sheboygan, Waupaca, Ozaukee, Monroe, and Jefferson counties in Wisconsin. The Bank offers loan, deposit and treasury management products at each of its banking locations.

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

On October 27, 2017, the Company consummated its merger with Waupaca pursuant to the Agreement and Plan of Bank Merger, dated as of May 11, 2017 and as amended on July 20, 2017, by and among the Company, BFNC Merger Sub, LLC, a wholly-owned subsidiary of the Company, and Waupaca, whereby Waupaca was merged with and into the Company, and First National Bank, Waupaca’s wholly owned banking subsidiary, was merged with and into the Bank. The system integration was completed, and six branches of First National Bank opened on October 30, 2017 as branches of the Bank, expanding the Bank’s presence into Waupaca county.

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

Our business, financial condition and results of operations generally rely upon the ability of our borrowers to repay their loans, the value of collateral underlying our secured loans, and demand for loans and other products and services we offer, which are highly dependent on the business environment in our primary markets. We have actively reached out to our customers to provide guidance, direction and assistance in these uncertain times. We also participated extensively in the Payroll Protection Program (“PPP”), under which we secured funding of approximately 1,875 loans totaling approximately $279.6 million during 2020 as well as approximately 1,075 loans totaling approximately $95.9 million under the new round of funding during the first quarter of 2021.

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

The following tables present certain selected historical consolidated financial data as of the dates or for the period indicated:

	At or for the Three Months Ended
(In thousands, except per share data)	3/31/2021	12/31/2020	9/30/2020	6/30/2020	3/31/2020
Results of Operations:

Interest income	$24,442	$27,094	$25,928	$24,382	$23,296
Interest expense	2,339	2,623	3,003	3,586	4,653

Net interest income	22,103	24,471	22,925	20,796	18,643
Provision for loan losses	900	1,650	1,350	3,150	975

Net interest income after provision for loan losses	21,203	22,821	21,575	17,646	17,668

Noninterest income	6,210	6,744	5,115	7,764	3,897
Noninterest expense	12,225	13,972	12,202	14,438	12,741

Income before income tax expense	15,188	15,593	14,488	10,972	8,824
Income tax expense	3,674	4,063	3,534	2,676	1,558

Net income	$11,514	$11,530	$10,954	$8,296	$7,266

Earnings per common share - basic	$1.49	$1.49	$1.42	$1.11	$1.03
Earnings per common share - diluted	1.49	1.49	1.42	1.11	1.02

Common Shares:

Basic weighted average	7,657,301	7,659,904	7,673,572	7,395,199	7,028,690
Diluted weighted average	7,677,976	7,682,101	7,691,326	7,405,995	7,128,246
Outstanding	7,729,216	7,709,497	7,729,762	7,733,457	7,155,955

Noninterest income / noninterest expense:

Service charges	$1,467	$1,586	$1,343	$1,158	$916
Income from Ansay	725	169	970	710	891
Income from UFS	366	599	720	850	897
Loan servicing income	505	194	538	226	462
Net gain on sales of mortgage loans	2,811	2,214	1,304	1,332	460
Net gain on sales of securities	—	—	-	3,233	-
Noninterest income from strategic alliances	17	26	16	16	17
Other noninterest income	319	1,956	224	239	254

Total noninterest income	$6,210	$6,744	$5,115	$7,764	$3,897

Personnel expense	$7,091	$7,604	$6,609	$6,608	$6,452
Occupancy, equipment and office	1,210	1,352	1,171	921	1,275
Data processing	1,393	1,519	1,463	1,334	1,199
Postage, stationery and supplies	197	204	219	277	172
Net (gain) loss on sales and valuations of other real estate owned	(133)	(16)	(32)	467	976
Advertising	49	61	41	69	55
Charitable contributions	126	214	110	127	123
Outside service fees	755	1,029	888	1,394	801
Amortization of intangibles	351	522	418	362	334
Penalty for early extinguishment of debt	—	—	—	1,323	-
Other noninterest expense	1,186	1,483	1,315	1,556	1,354

Total noninterest expense	$12,225	$13,972	$12,202	$14,438	$12,741

Period-end balances:

Loans	$2,228,892	$2,191,460	$2,193,228	$2,115,023	$1,765,242
Allowance for loan losses	18,531	17,658	16,318	16,071	12,967
Investment securities available-for-sale, at fair value	167,940	165,039	173,334	174,067	172,070
Investment securities held-to-maturity, at cost	5,934	6,669	6,670	9,579	43,732
Goodwill and other intangibles, net	64,288	64,639	65,110	65,559	52,789
Total assets	2,846,199	2,718,016	2,639,247	2,657,911	2,200,320
Deposits	2,448,035	2,320,963	2,271,040	2,263,145	1,847,209
Stockholders' equity	303,442	294,857	286,104	276,100	237,682
Book value per common share	39.26	38.25	37.01	35.70	33.21
Tangible book value per common share (1)	31.42	30.35	29.12	27.76	26.44

Average balances:

Loans	$2,196,142	$2,206,207	$2,140,008	$2,034,738	$1,744,576
Interest-earning assets	2,547,783	2,465,713	2,423,168	2,329,097	2,011,382
Total assets	2,750,471	2,671,967	2,626,136	2,520,882	2,196,662
Deposits	2,355,888	2,316,793	2,260,065	2,130,100	1,843,039
Interest-bearing liabilities	1,694,711	1,663,642	1,636,606	1,589,127	1,476,814
Goodwill and other intangibles, net	60,782	60,836	61,276	53,836	48,606
Stockholders' equity	300,331	289,916	281,656	256,529	233,470

Financial ratios (2):

Return on average assets	1.67%	1.71%	1.67%	1.32%	1.32
Return on average common equity	15.34%	15.78%	15.56%	12.94%	12.45
Average equity to average assets	10.92%	10.85%	10.73%	10.18%	10.63
Stockholders' equity to assets	10.66%	10.85%	10.84%	10.39%	10.80
Tangible equity to tangible assets (1)	8.72%	8.80%	8.73%	8.27%	8.79
Loan yield	4.34%	4.62%	4.65%	4.66%	5.07
Earning asset yield	3.95%	4.44%	4.33%	4.29%	4.74
Cost of funds	0.56%	0.63%	0.73%	0.91%	1.27
Net interest margin, taxable equivalent	3.57%	4.01%	3.84%	3.67%	3.81
Net loan charge-offs to average loans	0.00%	0.01%	0.20%	0.01%	(0.14)
Nonperforming loans to total loans	0.63%	0.57%	0.84%	1.09%	0.42
Nonperforming assets to total assets	0.52%	0.52%	0.79%	0.94%	0.51
Allowance for loan losses to loans	0.83%	0.81%	0.74%	0.76%	0.73

(1)	These measures are not measures prepared in accordance with GAAP, and are therefore considered to be non-GAAP financial measures. See “GAAP reconciliation and management explanation of non-GAAP financial measures” for a reconciliation of these measures to their most comparable GAAP measures.
(2)	Income statement-related ratios for partial year periods are annualized.

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

	At or for the Three Months Ended
(In thousands, except per share data)	3/31/2021	12/31/2020	9/30/2020	6/30/2020	3/31/2020
Tangible Assets
Total assets	$2,846,199	$2,718,016	$2,639,247	$2,657,911	$2,200,320
Adjustments:
Goodwill	(55,472)	(55,472)	(55,022)	(55,052)	(43,456)
Core deposit intangible, net of amortization	(5,089)	(5,440)	(5,962)	(6,381)	(5,046)
Tangible assets	$2,785,638	$2,657,104	$2,578,263	$2,596,478	$2,151,818

Tangible Common Equity
Total stockholders' equity	$303,442	$294,857	$286,104	$276,100	$237,682
Adjustments:
Goodwill	(55,472)	(55,472)	(55,022)	(55,052)	(43,456)
Core deposit intangible, net of amortization	(5,089)	(5,440)	(5,962)	(6,381)	(5,046)
Tangible common equity	$242,881	$233,945	$225,120	$214,667	$189,180

Book value per common share	$39.26	$38.25	$37.01	$35.70	$33.21
Tangible book value per common share	31.42	30.35	29.12	27.76	26.44

Total stockholders' equity to total assets	10.66%	10.85%	10.84%	10.39%	10.80%
Tangible common equity to tangible assets	8.72%	8.80%	8.73%	8.27%	8.79%

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2021 and March 31, 2020

General. Net income increased $4.2 million to $11.5 million for three months ended March 31, 2021, compared to $7.3 million for the same period in 2020. This increase was primarily due to the added scale of the office acquired in the Timberwood acquisition during the second quarter of 2020, strong residential mortgage production during the first quarter of 2021, and interest income produced by approximately $279.6 million in PPP loans originated during 2020.

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

Net interest and dividend income increased by $3.5 million to $22.1 million for the three months ended March 31, 2021 compared to $18.6 million for three months ended March 31, 2020. The increase in net interest income was primarily due to the added scale of one office acquired in the Timberwood acquisition as well as the impact of approximately $279.6 million PPP loans originated during 2020. Total average interest-earning assets was $2.55 billion for the three months ended March 31, 2021, up from $2.01 billion for the same period in 2020. Tax equivalent net interest margin decreased 0.24% to 3.57% for the three-months ended March 31, 2021, down from 3.81% for the same period in 2020. Net interest margin decreased by 0.11% due to a decrease in purchase accounting accretion quarter-over-quarter which added to a decrease of 0.13% in core net interest margin. Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes on both volume and mix and pricing decisions, and external factors include changes in market interest rates, competition and the shape of the interest rate yield curve.

Interest Income. Total interest income increased $1.1 million, or 4.9%, to $24.4 million for the three months ended March 31, 2021 compared to $23.3 million for the same period in 2020. The increase in total interest income was primarily due the added scale of one office acquired in the Timberwood acquisition during the second quarter of 2020 along with the interest income produced by approximately $279.6 million in PPP loans originated during 2020, offset partly by a lower overall interest rate environment. The average balance of loans increased by $451.6 million during the three months ended March 31, 2021 compared to the same period in 2020, offsetting a reduction in yield on interest-earning assets of 0.79% between these two periods.

Interest Expense. Interest expense decreased $2.3 million, or 49.7%, to $2.3 million for the three months ended March 31, 2021 compared to $4.6 million for the same period in 2020. The decrease in interest expense was primarily due to the lower overall interest rate environment due to the COVID-19 pandemic, which was counteracted to a certain extent by the added scale of one office acquired in the Timberwood acquisition.

Interest expense on interest-bearing deposits decreased by $2.0 million to $2.1 million for the three months ended March 31, 2021 from $4.1 million for the same period in 2020. The average cost of interest-bearing deposits was 0.54% for the three months ended March 31, 2021, compared to 1.20% for the same period in 2020.

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

We recorded a provision for loan losses of $0.9 million for the three months ended March 31, 2021 compared to $1.0 million for the same period in 2020. We recorded net charge-offs of $27,000 for the three months ended March 31, 2021 compared to net recoveries of $0.6 million for the same period in 2020. The ALL was $18.5 million, or 0.83% of total loans, at March 31, 2021 compared to $13.0 million, or 0.73% of total loans at March 31, 2020.

Noninterest Income. Noninterest income is an important component of our total revenues. A significant portion of our noninterest income is associated with service charges and income from the Bank’s subsidiaries, Ansay and UFS. Other sources of noninterest income include loan servicing fees, gains on sales of mortgage loans, and other income from strategic alliances.

Noninterest income increased $2.3 million to $6.2 million for the three months ended March 31, 2021 compared to $3.9 million for the same period in 2020. Income from service charges increased by 60.2% due to an expanded base of customer relationships, many of which were the result of the Timberwood acquisition, as well as a lower earned income crediting rate on analyzed depository accounts, which serve to offset fees on those accounts. Income from our investment in Ansay decreased by 18.6%. Income from our investment in UFS decreased by 59.2% as a result of an unfavorable sales tax audit as well as the absence of one-time deconversion fees that existed during 2020. Loan servicing income increased by 9.3% resulting from significant additions to the Company’s serviced portfolios both organically and through the acquisition of Timberwood. Net gains on sales of mortgage loans saw a very significant increase quarter-over-quarter as the Company continues to experience very robust activity in secondary market loan originations.

The major components of our noninterest income are listed below:

	Three Months Ended March 31,
	2021	2020	$ Change	% Change

	(In thousands)
Noninterest Income
Service Charges	$1,467	$916	$551	60%
Income from Ansay	725	891	(166)	(19)%
Income from UFS	366	897	(531)	(59)%
Loan Servicing income	505	462	43	9%
Net gain on sales of mortgage loans	2,811	460	2,351	511%
Noninterest income from strategic alliances	17	17	—	0%
Other	319	254	65	26%
Total noninterest income	$6,210	$3,897	$2,313	59%

Noninterest Expense. Noninterest expense decreased $0.5 million to $12.2 million for the three months ended March 31, 2021 compared to $12.7 million for the same period in 2020. Personnel expense increased 9.9%, or $0.6 million, as a result of the added scale from the Timberwood acquisition in addition to customary annual pay increases. Occupancy expenses decreased 5.1%, the result of investments made in equipment to allow staff to work remotely during the first quarter of 2020 due to the onset of the COVID-19 pandemic. Data processing fees increased by 16.2% as a result of increases in “per-item” costs which are charged based on number of customer accounts, due to the increased scale of the Company through its acquisitions and PPP loan originations. Finally, during the first quarter of 2021 we recognized gains on sales and valuations of other real estate owned totaling $0.1 million, compared to a loss of $1.0 million during the first quarter of 2020, creating a significant positive variance between the quarters.

The major components of our noninterest expense are listed below:

	Three Months Ended March 31,
	2021	2020	$ Change	% Change

	(In thousands)
Noninterest Expense
Salaries, commissions, and employee benefits	$7,091	$6,452	$639	10%
Occupancy	1,210	1,275	(65)	(5)%
Data Processing	1,393	1,199	194	16%
Postage, stationary, and supplies	197	172	25	15%
Net gain on sales and valuation of ORE	(133)	976	(1,109)	NM
Advertising	49	55	(6)	(11)%
Charitable contributions	126	123	3	2%
Outside service fees	755	801	(46)	(6)%
Amortization of intangibles	351	334	17	5%
Other	1,186	1,354	(168)	(12)%
Total noninterest expenses	$12,225	$12,741	$(516)	(4)%

Income Tax Expense. We recorded a provision for income taxes of $3.7 million for the three months ended March 31, 2021 compared to a provision of $1.6 million for the same period during 2020, reflecting effective tax rates of 24.2% and 17.7%, respectively. The effective tax rates were reduced from the statutory federal and state income tax rates during both periods as a result of tax-exempt interest income produced by certain qualifying loans and investments in the Bank’s portfolios. The effective tax rate for the first quarter of 2020 was further lowered by favorable tax treatment related to the payout of a deferred compensation plan during that quarter.

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

The following tables set forth the distribution of our average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the periods indicated:

	Three Months Ended
	March 31, 2021			March 31, 2020
		Interest			Interest
	Average	Income/	Rate Earned/ Paid	Average	Income/	Rate Earned/ Paid
	Balance	Expenses (1)	(1)	Balance	Expenses (1)	(1)

	(dollars in thousands)
ASSETS
Interest-earning assets
Loans (2)
Taxable	$2,102,261	$90,976	4.33%	$1,625,872	$82,371	5.07%
Tax-exempt	93,881	4,331	4.61%	118,704	6,065	5.11%
Securities
Taxable (available for sale)	100,566	2,657	2.64%	133,777	3,563	2.66%
Tax-exempt (available for sale)	71,283	2,259	3.17%	55,515	1,881	3.39%
Taxable (held to maturity)	—	—	—	33,526	807	2.41%
Tax-exempt (held to maturity)	6,661	166	2.49%	10,207	280	2.74%
Cash and due from banks	173,131	158	0.09%	33,781	455	1.35%
Total interest-earning assets	2,547,783	100,547	3.95%	2,011,382	95,422	4.74%
Non interest-earning assets	220,723			198,247
Allowance for loan losses	(18,035)			(12,967)
Total assets	$2,750,471			$2,196,662
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits
Checking accounts	$221,489	$256	0.12%	$190,823	$1,633	0.86%
Savings accounts	434,697	1,571	0.36%	303,311	2,445	0.81%
Money market accounts	626,857	2,137	0.34%	498,815	4,541	0.91%
Certificates of deposit	316,677	4,240	1.34%	364,831	7,439	2.04%
Brokered Deposits	18,249	516	2.83%	15,581	470	3.02%
Total interest bearing deposits	1,617,969	8,720	0.54%	1,373,361	16,528	1.20%
Other borrowed funds	76,742	767	1.00%	103,453	2,185	2.11%
Total interest-bearing liabilities	1,694,711	9,487	0.56%	1,476,814	18,713	1.27%
Non-interest bearing liabilities
Demand Deposits	737,919			469,678
Other liabilities	17,510			16,700
Total Liabilities	2,450,140			1,963,192
Shareholders' equity	300,331			233,470
Total liabilities & shareholders' equity	$2,750,471			$2,196,662
Net interest income on a fully taxable equivalent basis		91,060			76,709
Less taxable equivalent adjustment		(1,419)			(1,727)
Net interest income		$89,641			$74,982
Net interest spread (3)			3.39%			3.48%
Net interest margin (4)			3.57%			3.81%
(1)	Annualized on a fully taxable equivalent basis calculated using a federal tax rate of 21% for the three months ended March 31, 2021 and 2020.

(2)	Nonaccrual loans are included in average amounts outstanding.
(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income on a fully tax equivalent basis as a percentage of average interest-earning assets.

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

	Three Months Ended March 31, 2021
	Compared with
	Three Months Ended March 31, 2020
	Increase/(Decrease) Due to Change in
	Volume	Rate	Total

	(dollars in thousands)
Interest income
Loans
Taxable	$21,785	$(13,180)	$8,605
Tax-exempt	(1,184)	(550)	(1,734)
Securities
Taxable (AFS)	(878)	(28)	(906)
Tax-exempt (AFS)	506	(128)	378
Taxable (HTM)	(404)	(403)	(807)
Tax-exempt (HTM)	(90)	(24)	(114)
Cash and due from banks	450	(747)	(297)
Total interest income	20,184	(15,058)	5,125
Interest expense
Deposits
Checking accounts	$227	$(1,604)	$(1,377)
Savings accounts	802	(1,676)	(874)
Money market accounts	953	(3,357)	(2,404)
Certificates of deposit	(888)	(2,311)	(3,199)
Brokered Deposits	77	(31)	46
Total interest bearing deposits	1,171	(8,979)	(7,808)
Other borrowed funds	(466)	(952)	(1,418)
Total interest expense	704	(9,930)	(9,226)
Change in net interest income	$19,480	$(5,129)	$14,351

CHANGES IN FINANCIAL CONDITION

Total Assets. Total assets increased $128.2 million, or 4.7%, to $2.85 billion at March 31, 2021, from $2.72 billion at December 31, 2020.

Cash and Cash Equivalents. Cash and cash equivalents increased by $91.0 million to $261.2 million at March 31, 2021 from $170.2 million at December 31, 2020.

Investment Securities. The carrying value of total investment securities increased by $2.2 million to $173.9 million at March 31, 2021, from $171.7 million at December 31, 2020.

Loans. Net loans increased by $36.6 million, totaling $2.21 billion at March 31, 2021 compared to $2.17 billion at December 31, 2020.

Bank-Owned Life Insurance. At March 31, 2021, our investment in bank-owned life insurance was $31.6 million, an increase of $0.2 million from $31.4 million at December 31, 2020.

Deposits. Deposits increased $127.1 million, or 5.5%, to $2.45 billion at March 31, 2021 from $2.32 billion at December 31, 2020.

Borrowings. At March 31, 2021, borrowings consisted of advances from the FHLB of Chicago, as well as subordinated debt to other banks. FHLB borrowings decreased to $13.0 million at March 31, 2021, from $23.5 million at December 31, 2020. Subordinated debt owed to other banks totaled $17.5 million at March 31, 2021 and December 31, 2020.

Stockholders’ Equity. Total stockholders’ equity increased $8.6 million, or 2.9%, to $303.4 million at March 31, 2021, from $294.8 million at December 31, 2020.

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

Our loan portfolio is our most significant earning asset, comprising 78.3% and 80.6% of our total assets as of March 31, 2021 and December 31, 2020, respectively. Our strategy is to grow our loan portfolio by originating quality commercial and consumer loans that comply with our credit policies and that produce revenues consistent with our financial objectives. We believe our loan portfolio is well-balanced, which provides us with the opportunity to grow while monitoring our loan concentrations.

Loans increased $37.4 million, or 1.7%, to $2.23 billion as of March 31, 2021 as compared to $2.19 billion as of December 31, 2020. This increase during the first three months of 2021 has been comprised of an increase of $26.6 million or 6.0% in commercial and industrial loans, an increase of $4.2 million or 0.4% in commercial real estate loans, a decrease of $3.8 million or 2.7% in construction and development loans, an increase of $8.5 million or 1.6% in residential 1-4 family loans and an increase of $1.9 million or 2.8% in consumer and other loans.

The following table presents the balance and associated percentage of each major category in our loan portfolio at March 31, 2021, December 31, 2020, and March 31, 2020:

	March 31,		December 31,		March 31,
	2021	% of Total	2020	% of Total	2020	% of Total

	(dollars in thousands)
Commercial & industrial
Commercial & industrial	$474,920	21%	$447,344	20%	$313,448	18%
Deferred costs net of unearned fees	(3,368)	0%	(2,352)	0%	(155)	0%
Total commercial & industrial	471,552	21%	444,992	20%	313,293	18%
Commercial real estate
Owner Occupied	552,779	25%	549,619	25%	458,490	26%
Non-owner occupied	444,182	20%	443,144	20%	375,871	21%
Deferred costs net of unearned fees	(514)	0%	(514)	0%	(334)	0%
Total commercial real estate	996,447	45%	992,249	45%	834,027	47%
Construction & Development
Construction & Development	136,277	6%	140,042	7%	140,991	8%
Deferred costs net of unearned fees	46	0%	32	0%	(123)	0%
Total construction & development	136,323	6%	140,074	7%	140,868	8%
Residential 1-4 family
Residential 1-4 family	554,353	25%	545,818	25%	442,375	25%
Deferred costs net of unearned fees	(14)	0%	(12)	0%	26	0%
Total residential 1-4 family	554,339	25%	545,806	25%	442,401	25%
Consumer
Consumer	29,736	1%	30,359	1%	27,936	2%
Deferred costs net of unearned fees	127	0%	129	0%	127	0%
Total consumer	29,863	1%	30,488	1%	28,063	2%
Other Loans
Other	40,579	2%	38,054	2%	6,588	0%
Deferred costs net of unearned fees	(211)	0%	(203)	0%	2	0%
Total other loans	40,368	2%	37,851	2%	6,590	0%
Total loans	$2,228,892	100%	$2,191,460	100%	$1,765,242	100%

Our directors and officers and their associates are customers of, and have other transactions with, the Bank in the normal course of business. All loans and commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than normal risk of collection or present other unfavorable features. At March 31, 2021 and December 31, 2020, total loans outstanding to such directors and officers and their associates were $65.6 million and $67.1 million, respectively. During the three months ended March 31, 2021, $5.6 million of additions and $7.1 million of repayments were made to these loans. At March 31, 2021 and December 31, 2020, all of the loans to directors and officers were performing according to their original terms, other than standard and customary payment deferrals allowed under the CARES act, which were provided under the same terms as all other customers of the Bank.

Loan categories

The principal categories of our loan portfolio are discussed below:

Commercial and Industrial (C&I). Our C&I portfolio totaled $471.6 million and $445.0 million at March 31, 2021 and December 31, 2020, respectively, and represented 21% and 20% of our total loans at those dates.

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

Commercial Real Estate (CRE). Our CRE loan portfolio totaled $996.4 million and $992.2 million at March 31, 2021 and December 31, 2020, respectively, and represented 45% of our total loans at those dates.

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

Construction and Development (C&D). Our C&D loan portfolio totaled $136.3 million and $140.1 million at March 31, 2021 and December 31, 2020, respectively, and represented 6% and 7% of our total loans at those dates.

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

Residential 1 – 4 Family. Residential 1 – 4 family loans held in portfolio amounted to $554.3 million and $545.8 million at March 31, 2021 and December 31, 2020, respectively, and represented 25% of our total loans at those dates.

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

We were servicing mortgage loans sold to others without recourse of approximately $632.2 million at March 31, 2021 and $612.7 million at December 31, 2020.

Loans sold with the retention of servicing assets result in the capitalization of servicing rights. Loan servicing rights are included in other assets and are carried at fair value. The net balance of capitalized servicing rights amounted to $3.7 million at both March 31, 2021 and December 31, 2020.

Consumer Loans. Our consumer loan portfolio totaled $29.9 million and $30.5 million at March 31, 2021 and December 31, 2020, respectively, and represented 1% of our total loans at those dates. Consumer loans include secured and unsecured loans, lines of credit and personal installment loans.

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

Other Loans. Our other loans totaled $40.4 million and $37.9 million at March 31, 2021 and December 31, 2020, respectively, and are immaterial to the overall loan portfolio. The other loans category consists primarily of over-drafted depository accounts, loans utilized to purchase or carry securities and loans to nonprofit organizations.

Loan Portfolio Maturities. The following tables summarize the dollar amount of loans maturing in our portfolio based on their loan type and contractual terms to maturity at March 31, 2021 and December 31, 2020, respectively. The tables do not include any estimate of prepayments, which can significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One Year	One to	Over Five
As of March 31, 2021	or Less	Five Years	Years	Total

	(dollars in thousands)
Commercial & industrial	$59,678	$329,309	$82,565	$471,552
Commercial real estate	110,737	392,042	493,668	996,447
Construction & Development	26,104	15,366	94,853	136,323
Residential 1-4 family	14,460	60,473	479,406	554,339
Consumer and other	5,671	45,283	19,277	70,231
Total	$216,650	$842,473	$1,169,769	$2,228,892

	One Year	One to	Over Five
As of December 31, 2020	or Less	Five Years	Years	Total

	(dollars in thousands)
Commercial & industrial	$52,315	$306,198	$86,479	$444,992
Commercial real estate	112,260	410,469	469,520	992,249
Construction & Development	29,789	15,164	95,121	140,074
Residential 1-4 family	19,641	59,375	466,790	545,806
Consumer and other	5,990	44,324	18,025	68,339
Total	$219,995	$835,530	$1,135,935	$2,191,460

The following tables summarize the dollar amount of loans maturing in our portfolio based on whether the loan has a fixed or variable rate of interest and their contractual terms to maturity at March 31, 2021 and December 31, 2020, respectively. The tables do not include any estimate of prepayments, which can significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One Year	One to Five	Over Five
As of March 31, 2021	or Less	Years	Years	Total

	(dollars in thousands)
Predetermined interest rates	$119,577	$757,494	$724,746	$1,601,817
Floating or adjustable interest rates	97,073	84,979	445,023	627,075
Total	$216,650	$842,473	$1,169,769	$2,228,892

	One Year	One to Five	Over Five
As of December 31, 2020	or Less	Years	Years	Total

	(dollars in thousands)
Predetermined interest rates	$141,578	$574,071	$389,942	$1,105,591
Floating or adjustable interest rates	136,700	97,641	396,411	630,752
Total	$278,278	$671,712	$786,353	$1,736,343

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

Our nonperforming assets consist of nonperforming loans and foreclosed real estate. Nonperforming loans are those on which the accrual of interest has stopped, as well as loans that are contractually 90 days past due on which interest continues to accrue. The composition of our nonperforming assets is as follows:

	March 31,	December 31,	March 31,
	2021	2020	2020

	(dollars in thousands)
Nonaccruals	$13,428	$10,796	$5,960
Loans past due > 90 days, but still accruing	365	1,738	1,429
Total nonperforming loans	$13,793	$12,534	$7,389
Accruing troubled debt restructured loans	$1,235	$1,132	$1,959
Nonperforming loans as a percent of gross loans	0.63%	0.57%	0.42%
Nonperforming loans as a percent of total assets	0.48%	0.46%	0.34%

At March 31, 2021 and December 31, 2020, impaired loans had specific reserves of $0.8 million and $1.2 million, respectively.

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

As of March 31, 2021 and December 31, 2020 the Company had no specific reserves for TDRs.

During 2020 the Bank experienced an increase in customer requests for loan modifications and payment deferrals as a result of impacts of the COVID-19 pandemic. The CARES act, signed into law on March 27, 2020, allowed financial institutions the option to exempt loan modifications related to the COVID-19 pandemic that would otherwise be categorized as a TDR from consideration for

TDR treatment. Modifications in the scope of the exemption include forbearance agreements, interest-rate modifications, repayment plan changes and any other similar arrangements that would delay payments of principal or interest. This relief was allowable on modifications on loans which were not more than 30 days past due as of December 31, 2019, and that occur after March 1, 2020, and before the earlier of 60 days after the date on which the national emergency related to the COVID-19 outbreak is terminated. The Company granted payment deferrals to over 625 customers on loans totaling over $271.5 million. These deferrals were primarily for lengths in the range of 60 to 180 days, and were a combination of deferrals of principal payments only (89.7% by dollar value) or both principal and interest payments (10.3% by dollar value). As of March 31, 2021, these totals had decreased to 13 loans totaling $7.6 million.

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

Loans totaling $54.1 million and $50.1 million were classified substandard under the Bank’s policy at March 31, 2021 and December 31, 2020, respectively. The following table sets forth information related to the credit quality of our loan portfolio at March 31, 2021 and December 31, 2020.

Loan type (in thousands)	Pass	Watch	Substandard	Total
As of March 31, 2020 (unaudited)
Commercial & industrial	$446,067	$16,540	$8,945	$471,552
Commercial real estate	863,721	90,762	41,964	996,447
Construction & Development	132,940	2,633	750	136,323
Residential 1-4 family	544,039	7,860	2,440	554,339
Consumer	29,849	8	6	29,863
Other loans	40,169	199	—	40,368
Total loans	$2,056,785	$118,002	$54,105	$2,228,892

Loan type (in thousands)	Pass	Watch	Substandard	Total
As of December 31, 2020
Commercial & industrial	$413,467	$24,642	$6,883	$444,992
Commercial real estate	848,909	103,096	40,244	992,249
Construction & Development	134,313	5,412	349	140,074
Residential 1-4 family	535,463	7,688	2,655	545,806
Consumer	30,479	9	—	30,488
Other loans	37,428	423	—	37,851
Total loans	$2,000,059	$141,270	$50,131	$2,191,460

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

The following table summarizes the changes in our ALL for the periods indicated:

	Three months ended	Year ended	Three months ended
	March 31,	December 31,	March 31,
	2021	2020	2020

	(dollars in thousands)
Period-end loans outstanding (net of unearned discount and deferred loan fees)	$2,228,892	$2,191,460	$1,765,242
Average loans outstanding (net of unearned discount and deferred loan fees)	$2,196,142	$2,032,157	$1,744,576
Balance of allowance for loan losses at the beginning of period	$17,658	$11,396	$11,396
Loans charged-off:
Commercial & industrial	0	1,087	1
Commercial real estate - owner occupied	24	783	77
Commercial real estate - non-owner occupied	0	0	0
Construction & Development	0	33	0
Residential 1-4 family	0	63	0
Consumer	0	90	0
Other Loans	10	35	5
Total loans charged-off	$34	$2,091	$83

Recoveries of loans previously charged off:
Commercial & industrial	2	4	0
Commercial real estate - owner occupied	0	1,129	640
Commercial real estate - non-owner occupied	0	40	1
Construction & Development	0	0	0
Residential 1-4 family	4	42	34
Consumer	0	0	0
Other Loans	1	13	4
Total recoveries of loans previously charged off:	7	1,228	679
Net Loan charge-offs	$27	$863	$(596)
Provision charged to operating expense	900	7,125	975
Balance at end of period	$18,531	$17,658	$12,967
Ratio of net charge offs during the year to average loans outstanding	0.00%	0.04%	(0.03)%
Ratio of allowance for loan losses to loans outstanding	0.83%	0.81%	0.73%

The level of charge-offs depends on many factors, including the national and regional economy. Cyclical lagging factors may result in charge-offs being higher than historical levels. Although the allowance is allocated between categories, the entire allowance is available to absorb losses attributable to all loan categories. Management believes that the current ALL is adequate.

The following table summarizes an allocation of the ALL and the related percentage of loans outstanding in each category for the periods below.

	March 31,		December 31,		March 31,
	2021		2020		2020
(in thousands, except %)	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans
Loan Type:
Commercial & industrial	$2,446	21%	$2,049	20%	$2,634	18%
Commercial real estate - owner occupied	6,345	25%	6,108	25%	5,421	26%
Commercial real estate - non-owner occupied	3,846	20%	3,904	20%	1,802	21%
Construction & Development	1,185	6%	1,027	7%	623	8%
Residential 1-4 family	4,121	25%	3,960	25%	2,310	25%
Consumer	201	1%	201	1%	142	2%
Other Loans	387	2%	409	2%	35	0%
Total allowance	$18,531	100%	$17,658	100%	$12,967	100%

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

Deposits. Our current deposit products include non-interest bearing and interest-bearing checking accounts, savings accounts, money market accounts, and certificate of deposits. As of March 31, 2021, deposit liabilities accounted for approximately 86.0% of our total liabilities and equity. We accept deposits primarily from customers in the communities in which our branches and offices are located, as well as from small businesses and other customers throughout our lending area. We rely on our competitive pricing and products, quality customer service, and convenient locations and hours to attract and retain deposits. Deposit rates and terms are based primarily on current business strategies, market interest rates, liquidity requirements and our deposit growth goals.

Total deposits were $2.45 billion and $2.32 billion as of March 31, 2021 and December 31, 2020, respectively. Noninterest-bearing deposits at March 31, 2021 and December 31, 2020, were $779.3 million and $715.6 million, respectively, while interest-bearing deposits were $1.67 billion and $1.61 billion at March 31, 2021 and December 31, 2020, respectively.

At March 31, 2021, we had a total of $334.9 million in certificates of deposit, including $18.2 million of brokered deposits. Based on historical experience and our current pricing strategy, we believe we will retain a majority of these accounts upon maturity, although our long-term strategy is to minimize reliance on certificates of deposits by increasing relationship deposits in lower earning savings and demand deposit accounts.

The following tables set forth the average balances of our deposits for the periods indicated:

	Three months ended			Year ended			Three months ended
	March 31, 2021			December 31, 2020			March 31, 2020
			Weighted			Weighted			Weighted
	Amount	Percent	average rate	Amount	Percent	average rate	Amount	Percent	average rate

	(dollars in thousands)

Noninterest-bearing demand deposits	$737,919	31.3%	N/A	$634,939	29.7%	N/A	$469,678	25.5%	N/A
Interest-bearing checking deposits	221,489	9.4%	0.12%	194,718	9.1%	0.34%	190,823	10.4%	0.86%
Savings deposits	434,697	18.5%	0.36%	356,091	16.7%	0.50%	303,311	16.5%	0.81%
Money market accounts	626,857	26.6%	0.34%	563,847	26.4%	0.55%	498,815	27.1%	0.91%
Certificates of deposit	316,677	13.4%	1.34%	367,054	17.2%	1.74%	364,831	19.8%	2.04%
Brokered deposits	18,249	0.8%	2.83%	18,428	0.9%	2.88%	15,581	0.8%	3.02%
Total	$2,355,888	100%		$2,135,077	100%		$1,843,039	100%

Certificates of deposit of $100,000 or greater by maturity are as follows:

	March 31,	December 31,	March 31,
	2021	2020	2020

	(dollars in thousands)
Less than 3 months remaining	$45,447	$33,672	$23,420
3 to 6 months remaining	26,662	43,163	19,016
6 to 12 months remaining	24,567	31,614	45,246
12 months or more remaining	44,976	45,611	76,663
Total	$141,652	$154,060	$164,345

Retail certificates of deposit of $100,000 or greater totaled $141.7 million and $154.1 million at March 31, 2021 and December 31, 2020, respectively. Interest expense on retail certificates of deposit of $100,000 or greater was $0.5 million for the three months ended March 31, 2021, and $3.1 million for the year ended December 31, 2020.

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated:

	March 31,	December 31,	March 31,
	2021	2020	2020

	(dollars in thousands)
Interest Rate:
Less than 1.00%	$148,420	$115,478	$14,369
1.00% to 1.99%	74,457	105,376	178,705
2.00% to 2.99%	73,353	98,275	146,783
3.00% to 3.99%	27,938	29,182	32,919
Total	$324,168	$348,311	$372,776

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

The following table summarizes securities sold under repurchase agreements, and the weighted average interest rates paid:

	Three months ended	Year ended	Three months ended
(dollars in thousands)	March 31, 2021	December 31, 2020	March 31, 2020
Average daily amount of securities sold under repurchase agreements during the period	$41,797	$34,984	$35,305
Weighted average interest rate on average daily securities sold under repurchase agreements	0.03%	0.32%	1.17%
Maximum outstanding securities sold under repurchase agreements at any month-end	$47,631	$79,718	$35,786
Securities sold under repurchase agreements at period end	$47,631	$36,377	$35,786
Weighted average interest rate on securities sold under repurchase agreements at period end	0.02%	0.04%	0.03%

Borrowings

The Company’s borrowings have historically consisted primarily of FHLB of Chicago advances collateralized by a blanket pledge agreement on the Company’s FHLB capital stock and retail and commercial loans held in the Company’s portfolio. There were $12.9 million of advances outstanding from the FHLB at March 31, 2021, and $23.3 million as of December 31, 2020.

The total loans pledged as collateral were $844.4 million at March 31, 2021 and $825.3 million at December 31, 2020. Outstanding letters of credit from the FHLB totaled $0.8 million at March 31, 2021 and December 31, 2020.

The following table summarizes borrowings, which consist of borrowings from the FHLB, and the weighted average interest rates paid:

	Three months	Year ended	Three months
	ended	December 31,	ended
(dollars in thousands)	March 31, 2021	2020	March 31, 2020
Average daily amount of borrowings outstanding during the period	$17,444	$35,622	$35,305
Weighted average interest rate on average daily borrowing	0.43%	1.37%	1.17%
Maximum outstanding borrowings at any month-end	$15,338	$58,800	$35,786
Borrowing outstanding at period end	$12,858	$23,338	$35,786
Weighted average interest rate on borrowing at period end	0.91%	1.22%	0.03%

Lines of credit and other borrowings.

We maintain a $7.5 million line of credit with another commercial bank, which was entered into on May 15, 2020. There were no outstanding balances on this note at March 31, 2021. Any future borrowings will required monthly payments of interest at a variable rate, and will be due in full on May 15, 2021.

During September 2017, the Company entered into subordinated note agreements with three separate commercial banks. As of March 31, 2021 and December 31, 2020, outstanding balances under these agreements totaled $11.5 million. These notes were all issued with 10-year maturities, carry interest at a variable rate payable quarterly, are callable on or after the sixth anniversary of their issuance dates, and qualify for Tier 2 capital for regulatory purposes.

During July 2020, the Company entered into subordinated note agreements with two separate commercial banks. As of March 31, 2021 and December 31, 2020, outstanding balances under these agreements totaled $6.0 million. These notes were issued with 10-year maturities, will carry interest at a fixed rate of 5.0% through June 30, 2025, and at a variable rate thereafter, payable quarterly. These notes are callable on or after January 1, 2026 and qualify for Tier 2 capital for regulatory purposes.

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

Securities available for sale consist of obligations of states and political subdivision, mortgage-backed securities, and corporate notes. Securities classified as available for sale, which management has the intent and ability to hold for an indefinite period of time, but not necessarily to maturity, are carried at fair value, with unrealized gains and losses, net of related deferred income taxes, included in stockholders’ equity as a separate component of other comprehensive income. The fair value of securities available for sale totaled $167.9 million and included gross unrealized gains of $6.6 million and gross unrealized losses of $0.4 at March 31, 2021. At December 31, 2020, the fair value of securities available for sale totaled $165.0 million and included gross unrealized gains of $8.0 million and gross unrealized losses of $0.1 million.

Securities classified as held to maturity consist of obligations of states and political subdivisions. These securities, which management has the intent and ability to hold to maturity, are reported at amortized cost. Securities held to maturity totaled $5.9 million and $6.7 million at March 31, 2021 and December 31, 2020, respectively.

The Company had no sales of securities during the three months ended March 31, 2021 and March 31, 2020.

The following table sets forth the fair value of available for sale investment securities, the amortized costs of held to maturity and the percentage distribution at the dates indicated:

	March 31,		December 31,
	2021		2020
	Amount	Percent	Amount	Percent

	(dollars in thousands)
Available for sale securities, at estimated fair value
U.S. Treasury securities	$9,514	6%	$—	0%
Obligations of U.S. Government sponsored agencies	17,349	10%	18,779	11%
Obligations of states and political subdivisions	70,063	43%	72,217	44%
Mortgage-backed securities	41,428	25%	44,199	27%
Corporate notes	27,750	17%	27,743	17%
Certificates of deposit	1,836	1%	2,101	1%
Total securities available for sale	167,940	101%	165,039	100%
Held to maturity securities, at amortized cost
Obligations of states and political subdivisions	5,918	100%	6,669	100%
Total	$173,858		$171,708

The following tables set forth the composition and maturities of investment securities as of March 31, 2021 and December 31, 2020. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

			After One, But		After Five, But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)

	(dollars in thousands)
At March 31, 2021
Available for sale securities
U.S. Treasury securities	$—	0.0%	$—	0.0%	$9,576	1.6%	$—	0.0%	$9,576	1.6%
Obligations of U.S. Government sponsored agencies	301	(0.4)%	308	0.1%	2,079	2.1%	14,619	1.8%	17,307	1.8%
Obligations of states and political subdivisions	591	3.2%	4,706	3.7%	13,482	3.3%	47,531	3.4%	66,310	3.4%
Mortgage-backed securities	988	2.2%	15,307	2.5%	14,399	2.9%	8,664	2.6%	39,358	2.6%
Corporate notes	11,984	2.9%	4,963	3.3%	—	0.0%	10,445	0.9%	27,392	2.2%
Certificates of deposit	250	0.7%	1,554	1.1%	—	0.0%	—	0.0%	1,804	1.0%
Total available for sale securities	$14,114	2.7%	$26,838	2.7%	$39,536	2.7%	$81,259	2.7%	$161,747	2.7%
Held to maturity securities
Obligations of states and political subdivisions	$70	5.8%	$3,453	2.5%	$2,395	2.9%	$—	—	$5,918	2.7%
Total	$14,184	2.7%	$30,291	2.7%	$41,931	2.7%	$81,259	2.7%	$167,665	2.7%

			After One, But		After Five, But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)

	(dollars in thousands)
At December 31, 2020
Available for sale securities
Obligations of U.S.
Government sponsored agencies	$302	(0.4)%	$310	0.1%	$2,184	2.1%	$15,480	1.8%	$18,276	1.8%
Obligations of states and political subdivisions	593	3.2%	4,724	3.7%	13,412	3.3%	48,924	3.4%	67,653	3.4%
Mortgage-backed securities	1,585	2.2%	15,554	2.5%	14,864	2.9%	9,801	2.6%	41,804	2.6%
Corporate notes	11,960	2.9%	4,961	3.3%	—	0.0%	10,437	0.9%	27,358	2.2%
Certificates of deposit	501	1.3%	1,562	1.0%	—	0.0%	—	0.0%	2,063	1.1%
Total available for sale securities	$14,941	2.7%	$27,111	2.7%	$30,460	3.0%	$84,642	2.7%	$157,154	2.8%
Held to maturity securities
Obligations of states and political subdivisions	$751	1.8%	$3,523	2.6%	$2,395	2.9%	$—	—	$6,669	2.6%
Total	$15,692	2.6%	$30,634	2.7%	$32,855	3.0%	$84,642	2.7%	$163,823	2.8%
(1)	Weighted Average Yield is shown on a fully taxable equivalent basis using a federal tax rate of 21% at March 31, 2021 and December 31, 2020, respectively.

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

As of March 31, 2021, 7 debt securities had gross unrealized losses, with an aggregate depreciation of 0.2% from our amortized cost basis. The largest unrealized loss percentage of any single security was 4.4% (or $221,000) of its amortized cost. This was also the largest unrealized dollar loss of any security.

As of December 31, 2020, 6 debt securities had gross unrealized losses, with an aggregate depreciation of 0.1% from our amortized cost basis. The largest unrealized loss percentage of any single security was 1.9% (or $74,000) of its amortized cost. This was also the largest unrealized dollar loss of any single security. The unrealized losses on these debt securities arose primarily due to changing interest rates and are considered to be temporary.

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

Capital Adequacy. Total stockholders’ equity was $303.4 million at March 31, 2021 compared to $294.9 million at December 31, 2020.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, requires the federal bank regulatory agencies to take “prompt corrective action” regarding depository institutions that do not meet minimum capital requirements. FDICIA establishes five regulatory capital tiers: “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized”. A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. The FDICIA imposes progressively more restrictive restraints on operations, management and capital distributions, depending on the category in which an institution is classified. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions may not accept brokered deposits absent a waiver from the FDIC, are subject to growth limitations and are required to submit capital restoration plans for regulatory approval. A depository institution’s holding company must guarantee any required capital restoration plan, up to an amount equal to the lesser of 5 percent of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. Federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. All of the federal bank regulatory agencies have adopted regulations establishing relevant capital measures and relevant capital levels for federally insured depository institutions. The Bank is well capitalized, and brokered deposits are not restricted.

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

Federal banking regulators have issued risk-based capital guidelines, which assign risk factors to asset categories and off-balance-sheet items. The following table reflects capital ratios computed utilizing the implemented Basel III regulatory capital framework discussed above:

					Minimum Capital
					Required for
					Capital Adequacy		Minimum To Be
					Plus Capital		Well-Capitalized
			Minimum Capital		Conservation Buffer		Under Prompt
			Required for		Basel III Fully		Corrective Action
	Actual		Capital Adequacy		Phased In		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
At March 31, 2021
Bank First Corporation:
Total capital (to risk-weighted assets)	$273,820	12.0%	N/A	N/A	N/A	N/A	N/A	N/A
Tier I capital (to risk-weighted assets)	237,789	10.4%	N/A	N/A	N/A	N/A	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	237,789	10.4%	N/A	N/A	N/A	N/A	N/A	N/A
Tier I capital (to average assets)	237,789	8.8%	N/A	N/A	N/A	N/A	N/A	N/A
Bank First, N.A:
Total capital (to risk-weighted assets)	$275,618	12.1%	182,108	8.0%	239,017	10.5%	227,635	10.0%
Tier I capital (to risk-weighted assets)	257,087	11.3%	136,581	6.0%	193,490	8.5%	182,108	8.0%
Common equity tier I capital (to risk-weighted assets)	257,087	11.3%	102,436	4.5%	159,344	7.0%	147,963	6.5%
Tier I capital (to average assets)	257,087	9.6%	107,088	4.0%	107,088	4.0%	133,861	5.0%
At December 31, 2020
Bank First Corporation:
Total capital (to risk-weighted assets)	$263,344	11.7%	N/A	N/A	N/A	N/A	N/A	N/A
Tier I capital (to risk-weighted assets)	228,186	10.2%	N/A	N/A	N/A	N/A	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	228,186	10.2%	N/A	N/A	N/A	N/A	N/A	N/A
Tier I capital (to average assets)	228,186	8.7%	N/A	N/A	N/A	N/A	N/A	N/A
Bank First, N.A:
Total capital (to risk-weighted assets)	$263,129	11.7%	179,420	8.0%	235,489	10.50%	224,275	10.0%
Tier I capital (to risk-weighted assets)	245,471	10.9%	134,565	6.0%	190,634	8.50%	179,420	8.0%
Common equity tier I capital (to risk-weighted assets)	245,471	10.9%	100,924	4.5%	156,993	7.00%	145,779	6.5%
Tier I capital (to average assets)	245,471	9.5%	103,814	4.0%	103,814	4.00%	129,768	5.0%

As previously mentioned, the Company carried $17.5 million of subordinated debt as of March 31, 2021 and December 31, 2020, respectively, which is included in total capital for the Company in the tables above.

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

Loan commitments and standby and direct pay letters of credit do not necessarily represent our future cash requirements because while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. Our off-balance sheet arrangements at the dates indicated were as follows:

	Amounts of Commitments Expiring - By Period as of March 31, 2021
		Less Than	One to Three	Three to Five	After Five
Other Commitments	Total	One Year	Years	Years	Years

	(dollars in thousands)
Unused lines of credit	$477,683	$261,055	$70,731	$29,344	$116,553
Standby and direct pay letters of credit	7,421	5,691	1,304	423	3
Credit card arrangements	11,122	—	—	—	11,122
Total commitments	$496,226	$266,746	$72,035	$29,767	$127,678

	Amounts of Commitments Expiring - By Period as of December 31, 2020
		Less Than	One to	Three to	After Five
Other Commitments	Total	One Year	Three Years	Five Years	Years

	(dollars in thousands)
Unused lines of credit	$461,036	$249,691	$83,557	$26,295	$101,493
Standby and direct pay letters of credit	7,567	5,800	1,400	364	3
Credit card arrangements	10,867	—	—	—	10,867
Total commitments	$479,470	$255,491	$84,957	$26,659	$112,363

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

This simulation assumes that there is no growth in interest-earning assets or interest-bearing liabilities over the next 12 months. The changes to net interest income shown below are in compliance with the Company’s policy guidelines. As of March 31, 2021:

Change in Interest Rates	Percentage Change in
(in Basis Points)	Net Interest Income
+400	5.9%
+300	5.1%
+200	4.4%
+100	2.6%
-100	(4.0)%

As of December 31, 2020:

Change in Interest	Percentage Change
Rates (in Basis Points)	in Net Interest Income
+400	4.7%
+300	4.2%
+200	3.9%
+100	2.7%
-100	(3.3)%

Economic Value of Equity Analysis. We also analyze the sensitivity of the Company’s financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between estimated changes in the present value of the Company’s assets and estimated changes in the present value of the Company’s liabilities assuming various changes in current interest rates. The Company’s economic value of equity analysis as of March 31, 2021 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Company would experience a 15.4% increase in the economic value of equity. At the same date, our analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, the

Company would experience a 1.1% decrease in the economic value of equity. The estimates of changes in the economic value of our equity require us to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on the economic value of our equity. Although our economic value of equity analysis provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of our equity and will differ from actual results.

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

Changes in Internal Control Over Financial Reporting

No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

We are a party to various litigation in the normal course of business. Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on our financial position, results of operations or liquidity.

ITEM 1A.     RISK FACTORS

Additional information regarding risk factors appears in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements” of this Form 10-Q and in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes during the quarterly period ended March 31, 2021 to the risk factors previously disclosed in the Company’s Annual Report.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.
(b)	None.
(c)	Issuer Purchases of Equity Securities

On July 21, 2020, the Company reactivated its share repurchase program, pursuant to which the Company may repurchase up to $10 million of its common stock, par value $0.01 per share, for a period of nine (9) months, which ended on April 21, 2021. The program was announced in a Current Report on Form 8-K on July 27, 2020. The table below sets forth information regarding repurchases of our common stock during the first quarter of 2021 under that program and other repurchases.

			Total Number	Maximum Number
			of Shares Repurchased as	of Shares
			Part of	that May Yet Be
	Total Number of Shares	Average Price Paid per	Publicly Announced	Purchased Under the
(in thousands, except per share data)	Repurchased	Share(1)	Plans or Programs	Plans or Programs(2)
January 2021	0	$ N/A	0	109,340
February 2021	0	N/A	0	109,340
March 2021	56,49(3)	71.04	0	109,340
Total	5,649	$71.04	0	109,340

(1)	The average price paid per share is calculated on a trade date basis for all open market transactions and excludes commissions and other transaction expenses.
(2)	Based on the closing per share price as of March 31, 2021 ($74.99).
(3)	Includes shares repurchased by the Company from employees in satisfaction of tax withholding obligations.

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

BANK FIRST CORPORATION

DATE:	May 10, 2021	BY:	/s/Kevin M. LeMahieu
Kevin M. LeMahieu
Chief Financial Officer
(Principal Financial and Accounting Officer)