Form 10-Q
period 2021-06-30
Bank First Corp
filed 2021-08-09
CIK 1746109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of August 9, 2021 was 7,665,731 shares.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS:

BANK FIRST CORPORATION

Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30,2021	December 31, 2020
	(Unaudited)	(Audited)

Assets
Cash and due from banks	$29,210	$36,255
Interest-bearing deposits	1,415	5,195
Federal funds sold	220,446	128,769
Cash and cash equivalents	251,071	170,219
Securities held to maturity, at amortized cost ($5,927 and $6,688 fair value at June 30, 2021 and December 31, 2020, respectively)	5,912	6,669
Securities available for sale, at fair value	153,818	165,039
Loans held for sale	3,024	809
Loans, net	2,205,670	2,173,802
Premises and equipment, net	43,503	43,183
Goodwill	55,357	55,472
Other investments	8,990	8,896
Cash value of life insurance	31,777	31,394
Identifiable intangible assets, net	9,083	9,167
Other real estate owned (“OREO”)	212	1,885
Investment in minority-owned subsidiaries	42,615	42,305
Other assets	7,918	9,176
TOTAL ASSETS	$2,818,950	$2,718,016
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Interest-bearing deposits	$1,663,737	$1,605,317
Noninterest-bearing deposits	782,917	715,646
Total deposits	2,446,654	2,320,963
Securities sold under repurchase agreements	21,679	36,377
Notes payable	9,197	23,469
Subordinated notes	17,500	17,500
Other liabilities	12,490	24,850
Total liabilities	2,507,520	2,423,159
Stockholders’ equity:
Serial preferred stock - $0.01 par value
Authorized - 5,000,000 shares	—	—
Common stock - $0.01 par value
Authorized - 20,000,000 shares
Issued - 8,478,383 shares as of June 30, 2021 and December 31, 2020
Outstanding - 7,688,795 and 7,709,497 shares as of June 30, 2021 and December 31, 2020, respectively	85	85
Additional paid-in capital	92,426	92,847
Retained earnings	241,222	221,393
Treasury stock, at cost - 789,588 and 768,886 shares as of June 30, 2021 and December 31, 2020, respectively	(27,352)	(25,227)
Accumulated other comprehensive income	5,049	5,759
Total stockholders’ equity	311,430	294,857
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,818,950	$2,718,016

See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statements of Income

(In thousands, except per share data) (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Interest income:
Loans, including fees	$22,932	$23,257	$46,208	$44,929
Securities:
Taxable	559	618	1,214	1,705
Tax-exempt	465	486	937	910
Other	47	21	86	134
Total interest income	24,003	24,382	48,445	47,678
Interest expense:
Deposits	1,987	3,212	4,137	7,322
Securities sold under repurchase agreements	2	3	5	106
Borrowed funds	200	371	386	811
Total interest expense	2,189	3,586	4,528	8,239
Net interest income	21,814	20,796	43,917	39,439
Provision for loan losses	950	3,150	1,850	4,125
Net interest income after provision for loan losses	20,864	17,646	42,067	35,314
Noninterest income:
Service charges	1,596	1,158	3,063	2,074
Income from Ansay and Associates, LLC (“Ansay”)	723	710	1,448	1,601
Income from UFS, LLC (“UFS”)	663	850	1,029	1,747
Loan servicing income	1,178	226	1,683	688
Net gain on sales of mortgage loans	2,187	1,332	4,998	1,792
Net gain on sales of securities	—	3,233	—	3,233
Noninterest income from strategic alliances	28	16	45	33
Other	199	239	518	493
Total noninterest income	6,574	7,764	12,784	11,661
Noninterest expense:
Salaries, commissions, and employee benefits	7,121	6,608	14,212	13,060
Occupancy	968	921	2,178	2,196
Data processing	1,358	1,334	2,751	2,533
Postage, stationery, and supplies	131	277	328	449
Net (gain) loss on sales and valuations of OREO	(73)	467	(206)	1,443
Advertising	53	69	102	124
Charitable contributions	152	127	278	250
Outside service fees	804	1,394	1,559	2,195
Amortization of intangibles	351	362	702	696
Penalty for early extinguishment of debt	—	1,323	—	1,323
Other	1,356	1,556	2,542	2,910
Total noninterest expense	12,221	14,438	24,446	27,179
Income before provision for income taxes	15,217	10,972	30,405	19,796
Provision for income taxes	3,669	2,676	7,343	4,234
Net Income	$11,548	$8,296	$23,062	$15,562
Earnings per share - basic	$1.50	$1.11	$2.99	$2.14
Earnings per share - diluted	$1.50	$1.11	$2.99	$2.14
Dividends per share	$0.21	$0.20	$0.42	$0.40

See accompanying notes to unaudited consolidated financial statements

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statements of Comprehensive Income

(In thousands) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Net Income	$11,548	$8,296	$23,062	$15,562
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities:
Unrealized holding (losses) gains arising during period	721	6,047	(971)	7,636
Amortization of unrealized holding gains on securities transferred from available for sale to held to maturity	—	(92)	(1)	(102)
Reclassification adjustment for gains included in net income	—	(3,233)	—	(3,233)
Income tax (expense) benefit	(195)	(734)	262	(1,292)
Total other comprehensive income (loss)	526	1,988	(710)	3,009
Comprehensive income	$12,074	$10,284	$22,352	$18,571

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statement of Stockholders’ Equity

(In thousands, except share and per share data) (Unaudited)

						Accumulated
	Serial		Additional			Other	Total
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive	Stockholders'
	Stock	Stock	Capital	Earnings	Stock	Income (loss)	Equity

	(In Thousands, except share and per share amounts)

Balance at January 1, 2020	$—	$79	$63,085	$189,494	$(24,941)	$2,494	$230,211
Net income	—	—	—	7,266	—	—	7,266
Other comprehensive income	—	—	—	—	—	1,021	1,021
Purchase of treasury stock	—	—	—	—	(2,968)	—	(2,968)
Issuance of treasury stock as deferred compensation payout	—	—	—	—	3,368	—	3,368
Cash dividends ($0.20 per share)	—	—	—	(1,431)	—	—	(1,431)
Amortization of stock-based compensation	—	—	215	—	—	—	215
Vesting of restricted stock awards	—	—	(628)	—	628	—	—

Balance at March 31, 2020	—	79	62,672	195,329	(23,913)	3,515	237,682
Net income	—	—	—	8,296	—	—	8,296
Other comprehensive income	—	—	—	—	—	1,988	1,988
Cash dividends ($0.20 per share)	—	—	—	(1,543)	—	—	(1,543)
Amortization of stock-based compensation	—	—	296	—	—	—	296
Vesting of restricted stock awards	—	—	(66)	—	66	—	—
Shares issued in the acquisition of Tomah Bancshares, Inc. (575,641 shares)	—	6	29,375	—	—	—	29,381

Balance at June 30, 2020	$—	$85	$92,277	$202,082	$(23,847)	$5,503	$276,100

Balance at January 1, 2021	$—	$85	$92,847	$221,393	$(25,227)	$5,759	$294,857
Net income	—	—	—	11,514	—	—	11,514
Other comprehensive loss	—	—	—	—	—	(1,236)	(1,236)
Purchase of treasury stock	—	—	—	—	(402)	—	(402)
Sale of treasury stock	—	—	—	—	23	—	23
Cash dividends ($0.21 per share)	—	—	—	(1,618)	—	—	(1,618)
Amortization of stock-based compensation	—	—	304	—	—	—	304
Vesting of restricted stock awards	—	—	(1,046)	—	1,046	—	—

Balance at March 31, 2021	—	85	92,105	231,289	(24,560)	4,523	303,442
Net income	—	—	—	11,548	—	—	11,548
Other comprehensive income	—	—	—	—	—	526	526
Purchase of treasury stock	—	—	—	—	(2,858)	—	(2,858)
Sale of treasury stock	—	—	—	—	21	—	21
Cash dividends ($0.21 per share)	—	—	—	(1,615)	—	—	(1,615)
Amortization of stock-based compensation	—	—	366	—	—	—	366
Vesting of restricted stock awards	—	—	(45)	—	45	—	—

Balance at June 30, 2021	$—	$85	$92,426	$241,222	$(27,352)	$5,049	$311,430

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Six Months Ended June 30,

	2021	2020

Cash flows from operating activities:
Net income	$23,062	$15,562
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,850	4,125
Depreciation and amortization of premises and equipment	995	759
Amortization of intangibles	702	696
Net amortization of securities	363	308
Amortization of stock-based compensation	670	511
Accretion of purchase accounting valuations	(262)	(2,420)
Net change in deferred loan fees and costs	1,014	6,985
Change in fair value of mortgage servicing rights (“MSR”) and other investments	361	1,200
Gain on sale and disposal of premises and equipment	(43)	—
(Gain) Loss on sale of OREO and valuation allowance	(206)	1,443
Proceeds from sales of mortgage loans	174,799	106,806
Originations of mortgage loans held for sale	(173,088)	(106,619)
Gain on sales of mortgage loans	(4,998)	(1,792)
Realized gain on sale of securities	—	(3,233)
Undistributed income of UFS joint venture	(1,029)	(1,747)
Undistributed income of Ansay joint venture	(1,448)	(1,601)
Net earnings on life insurance	(383)	(344)
Decrease (Increase) in other assets	1,632	(1,147)
Decrease in other liabilities	(12,353)	(504)
Net cash provided by operating activities	11,638	18,988
Cash flows from investing activities, net of effects of business combination:
Activity in securities available for sale and held to maturity:
Sales	8,990	59,697
Maturities, prepayments, and calls	20,545	56,560
Purchases	(18,892)	(23,708)
Net increase in loans	(34,607)	(271,246)
Dividends received from UFS	1,256	1,047
Dividends received from Ansay	912	746
Proceeds from sale of OREO	1,877	3,424
Net purchases of Federal Home Loan Bank (“FHLB”) stock	—	(640)
Net purchases of Federal Reserve Bank (“FRB”) stock	—	(1,702)
Proceeds from sale of premises and equipment	548	25
Purchases of premises and equipment	(1,824)	(3,617)
Net cash received in business combination	—	35,296
Net cash used in investing activities	(21,195)	(144,118)

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statements of Cash Flows (Continued)

(In thousands) (Unaudited)

	Six Months Ended June 30,
	2021	2020

Cash flows from financing activities, net of effects of business combination:
Net increase in deposits	$125,786	$248,841
Net (decrease) increase in securities sold under repurchase agreements	(14,698)	10,760
Proceeds from advances of notes payable	5,000	87,000
Repayment of notes payable	(19,230)	(124,750)
Dividends paid	(3,233)	(2,974)
Proceeds from sales of common stock	44	—
Repurchase of common stock	(3,260)	(2,968)
Net cash provided by financing activities	90,409	215,909
Net increase in cash and cash equivalents	80,852	90,779
Cash and cash equivalents at beginning of period	170,219	86,452
Cash and cash equivalents at end of period	$251,071	$177,231

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,888	$8,555
Income taxes	8,260	—
Supplemental schedule of noncash activities:
Loans transferred to OREO	—	261
MSR resulting from sale of loans	1,072	713
Amortization of unrealized holding gains on securities transferred from available for sale to held to maturity recognized in other from available for sale to held to maturity recognized in other comprehensive income, net of tax	(1)	(81)
Change in unrealized gains and losses on investment securities available for sale, net of tax	(709)	924
Payment of deferred compensation through issuance of treasury stock	—	3,368

Acquisition:
Fair value of assets acquired	$—	$209,918
Fair value of liabilities assumed	—	191,701
Net assets acquired	$—	$18,217

Common stock issued in acquisition	—	29,381

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

For more information concerning this acquisition, see “Note 2 - Acquisition” in the Company’s audited consolidated financial statements included in the Company’s Annual Report.

NOTE 3 – EARNINGS PER SHARE

The two-class method is used in the calculation of basic and diluted earnings per share. Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. There were no anti-dilutive stock options for the six months ended June 30, 2021 or 2020.

The following table presents the factors used in the earnings per share computations for the period indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic
Net income available to common shareholders	$11,548	$8,296	$23,062	$15,562
Less: Earnings allocated to participating securities	(92)	(65)	(178)	(120)
Net income allocated to common shareholders	$11,456	$8,231	$22,884	$15,442

Weighted average common shares outstanding including participating securities	7,713,718	7,454,201	7,715,064	7,268,861
Less: Participating securities (1)	(60,401)	(59,002)	(59,326)	(56,227)
Average shares	7,653,317	7,395,199	7,655,738	7,212,634

Basic earnings per common shares	$1.50	$1.11	$2.99	$2.14

Diluted
Net income available to common shareholders	$11,548	$8,296	$23,062	$15,562

Weighted average common shares outstanding for basic earnings per common share	7,653,317	7,395,199	7,655,738	7,212,634
Add: Dilutive effects of stock based compensation awards	15,423	10,796	19,254	58,558
Average shares and dilutive potential common shares	7,668,740	7,405,995	7,674,992	7,271,192
Diluted earnings per common share	$1.50	$1.11	$2.99	$2.14
(1)	Participating securities are restricted stock awards whereby the stock certificates have been issued, are included in outstanding shares, receive dividends and can be voted, but have not vested.

NOTE 4 – SECURITIES

The Company’s securities available for sale as of June 30, 2021 and December 31, 2020 is summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
June 30, 2021
U.S. Treasury securities	$9,586	$131	$—	$9,717
Obligations of U.S. Government sponsored agencies	17,000	433	(91)	17,342
Obligations of states and political subdivisions	66,137	4,146	—	70,283
Mortgage-backed securities	36,651	1,933	—	38,584
Corporate notes	15,701	398	(30)	16,069
Certificates of deposit	1,794	29	—	1,823
Total available for sale securities	$146,869	$7,070	$(121)	$153,818

December 31, 2020
Obligations of U.S. Government sponsored agencies	$18,276	$556	$(53)	$18,779
Obligations of states and political subdivisions	67,653	4,564	—	72,217
Mortgage-backed securities	41,804	2,395	—	44,199
Corporate notes	27,358	470	(85)	27,743
Certificates of deposit	2,063	38	—	2,101
Total available for sale securities	$157,154	$8,023	$(138)	$165,039

The Company’s securities held to maturity as of June 30, 2021 and December 31, 2020 is summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
June 30, 2021
Obligations of states and political subdivisions	$5,912	$15	$—	$5,927
December 31, 2020
Obligations of states and political subdivisions	$6,669	$19	$—	$6,688

The following table shows the fair value and gross unrealized losses of securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		Greater Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

June 30, 2021 - Available for Sale
Obligations of U.S. Government sponsored agencies	$4,896	$(91)	$—	$—	$4,896	$(91)
Corporate notes	5,276	(30)	—	—	5,276	(30)
Totals	$10,172	$(121)	$—	$—	$10,172	$(121)
December 31, 2020 - Available for Sale
Obligations of U.S. Government sponsored agencies	$5,640	$(53)	$—	$—	$5,640	$(53)
Corporate notes	7,890	(85)	—	—	7,890	(85)
Totals	$13,530	$(138)	$—	$—	$13,530	$(138)

As of June 30, 2021, the Company does not consider its securities with unrealized losses to be other-than-temporarily impaired, as the unrealized losses in each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. The Company has the intent and ability to hold its securities to maturity or until par is recovered. There were no other-than-temporary impairments charged to earnings during the six months ended June 30, 2021 or 2020.

The following is a summary of amortized cost and estimated fair value of securities by contractual maturity as of June 30, 2021. Contractual maturities will differ from expected maturities for mortgage-backed securities because borrowers may have the right to call or prepay obligations without penalties.

	Available for Sale		Held to Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$838	$845	$714	$714
Due after one year through 5 years	11,651	12,361	3,494	3,509
Due after 5 years through ten years	34,990	35,898	1,704	1,704
Due after 10 years	62,739	66,130	—	—
Subtotal	110,218	115,234	5,912	5,927
Mortgage-backed securities	36,651	38,584	—	—
Total	$146,869	$153,818	$5,912	$5,927

The following is a summary of the proceeds from sales of securities available for sale and held to maturity, as well as gross gains and losses for the six months ended June 30, 2021 and 2020.

	2021	2020
Proceeds from sales of securities	$8,990	$59,697
Gross gains on sales	—	3,284
Gross losses on sales	—	(51)

NOTE 5 – LOANS, ALLOWANCE FOR LOAN LOSSES, AND CREDIT QUALITY

The following table presents total loans by portfolio segment and class of loan as of June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020
Commercial/industrial	$408,341	$447,344
Commercial real estate - owner occupied	559,886	549,619
Commercial real estate - non-owner occupied	482,850	443,144
Construction and development	140,694	140,042
Residential 1‑4 family	572,233	545,818
Consumer	33,399	30,359
Other	32,402	38,054
Subtotals	2,229,805	2,194,380
ALL	(19,547)	(17,658)
Loans, net of ALL	2,210,258	2,176,722
Deferred loan fees and costs	(4,588)	(2,920)
Loans, net	$2,205,670	$2,173,802

The ALL by loan type as of June 30, 2021 and 2020 is summarized as follows:

		Commercial	Commercial
		Real Estate -	Real Estate -	Construction
	Commercial /	Owner	Non - Owner	and	Residential
	Industrial	Occupied	Occupied	Development	1-4 Family	Consumer	Other	Total
ALL - January 1, 2021	$2,049	$6,108	$3,904	$1,027	$3,960	$201	$409	$17,658
Charge-offs	—	(24)	—	—	—	—	(13)	(37)
Recoveries	27	—	5	33	8	1	2	76
Provision	734	609	213	4	370	33	(113)	1,850
ALL - June 30, 2021	2,810	6,693	4,122	1,064	4,338	235	285	19,547
ALL ending balance individually evaluated for impairment	2	—	452	—	—	—	—	454
ALL ending balance collectively evaluated for impairment	$2,808	$6,693	$3,670	$1,064	$4,338	$235	$285	$19,093
Loans outstanding - June 30, 2021	$408,341	$559,886	$482,850	$140,694	$572,233	$33,399	$32,402	$2,229,805
Loans ending balance individually evaluated for impairment	1,172	1,077	6,819	—	—	—	—	9,068
Loans ending balance collectively evaluated for impairment	$407,169	$558,809	$476,031	$140,694	$572,233	$33,399	$32,402	$2,220,737

		Commercial	Commercial
		Real Estate -	Real Estate -	Construction
	Commercial /	Owner	Non - Owner	and	Residential
	Industrial	Occupied	Occupied	Development	1-4 Family	Consumer	Other	Total
ALL - January 1, 2020	$2,320	$4,587	$1,578	$548	$2,169	$141	$53	$11,396
Charge-offs	(8)	(101)	—	—	(59)	—	(9)	(177)
Recoveries	1	640	40	—	37	—	9	727
Provision	235	905	2,180	224	558	19	4	4,125
ALL - June 30, 2020	2,548	6,031	3,798	772	2,705	160	57	16,071
ALL ending balance individually evaluated for impairment	702	525	1,469	—	—	—	—	2,696
ALL ending balance collectively evaluated for impairment	$1,846	$5,506	$2,329	$772	$2,705	$160	$57	$13,375
Loans outstanding - June 30, 2020	$574,052	$525,908	$410,931	$126,653	$451,070	$28,532	$5,365	$2,122,511
Loans ending balance individually evaluated for impairment	1,973	10,860	7,987	—	—	—	—	20,820
Loans ending balance collectively evaluated for impairment	$572,079	$515,048	$402,944	$126,653	$451,070	$28,532	$5,365	$2,101,691

The Company’s past due loans as of June 30, 2021 is summarized as follows:

		90 Days
	30-89 Days	or more
	Past Due	Past Due
	Accruing	and Accruing	Non-Accrual	Total
Commercial/industrial	$—	$—	$1,032	$1,032
Commercial real estate - owner occupied	76	—	20	96
Commercial real estate - non-owner occupied	—	—	9,487	9,487
Construction and development	—	22	—	22
Residential 1‑4 family	213	325	1,464	2,002
Consumer	3	3	5	11
Other	—	—	—	—
	$292	$350	$12,008	$12,650

The Company’s past due loans as of December 31, 2020 is summarized as follows:

		90 Days
	30-89 Days	or more
	Past Due	Past Due
	Accruing	and Accruing	Non-Accrual	Total
Commercial/industrial	$116	$—	$433	$549
Commercial real estate - owner occupied	—	1,582	1,078	2,660
Commercial real estate - non-owner occupied	—	—	8,087	8,087
Construction and development	—	—	281	281
Residential 1‑4 family	1,415	142	912	2,469
Consumer	4	14	5	23
Other	—	—	—	—
	$1,535	$1,738	$10,796	$14,069

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

The breakdown of loans by risk rating as of June 30, 2021 is as follows:

	Pass (1-5)	6	7	8	Total
Commercial/industrial	$389,823	$9,579	$8,939	$—	$408,341
Commercial real estate - owner occupied	522,933	11,398	25,555	—	559,886
Commercial real estate - non-owner occupied	468,885	3,956	10,009	—	482,850
Construction and development	140,242	—	452	—	140,694
Residential 1‑4 family	570,120	132	1,981	—	572,233
Consumer	33,392	—	7	—	33,399
Other	32,402	—	—	—	32,402
	$2,157,797	$25,065	$46,943	$—	$2,229,805

The breakdown of loans by risk rating as of December 31, 2020 is as follows:

	Pass (1-5)	6	7	8	Total
Commercial/industrial	$440,461	$2,479	$4,404	$—	$447,344
Commercial real estate - owner occupied	520,075	5,844	23,700	—	549,619
Commercial real estate - non-owner occupied	432,444	—	10,700	—	443,144
Construction and development	139,693	21	328	—	140,042
Residential 1‑4 family	543,163	456	2,199	—	545,818
Consumer	30,359	—	—	—	30,359
Other	38,054	—	—	—	38,054
	$2,144,249	$8,800	$41,331	$—	$2,194,380

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

A summary of impaired loans individually evaluated as of June 30, 2021 is as follows:

		Commercial	Commercial
		Real Estate -	Real Estate -	Construction
	Commercial/	Owner	Non-Owner	and	Residential
	Industrial	Occupied	Occupied	Development	1-4 Family	Consumer	Other	Unallocated	Total
With an allowance recorded:
Recorded investment	$466	$—	$6,819	$—	$—	$—	$—	$—	$7,285
Unpaid principal balance	466	—	6,819	—	—	—	—	—	7,285
Related allowance	2	—	452	—	—	—	—	—	454

With no related allowance recorded:
Recorded investment	$706	$1,077	$—	$—	$—	$—	$—	$—	$1,783
Unpaid principal balance	706	1,077	—	—	—	—	—	—	1,783
Related allowance	—	—	—	—	—	—	—	—	—

Total:
Recorded investment	$1,172	$1,077	$6,819	$—	$—	$—	$—	$—	$9,068
Unpaid principal balance	1,172	1,077	6,819	—	—	—	—	—	9,068
Related allowance	2	—	452	—	—	—	—	—	454

Average recorded investment	$825	$1,124	$7,748	$—	$130	$—	$—	$—	$9,828

A summary of impaired loans individually evaluated as of December 31, 2020 is as follows:

		Commercial	Commercial
		Real Estate -	Real Estate -	Construction
	Commercial/	Owner	Non-Owner	and	Residential
	Industrial	Occupied	Occupied	Development	1‑4 Family	Consumer	Other	Total
With an allowance recorded:
Recorded investment	$478	$—	$7,684	$—	$—	$—	$—	$8,162
Unpaid principal balance	478	—	7,684	—	—	—	—	8,162
Related allowance	10	—	890	—	—	—	—	900

With no related allowance recorded:
Recorded investment	$—	$1,171	$992	$—	$260	$—	$—	$2,423
Unpaid principal balance	—	1,171	992	—	260	—	—	2,423
Related allowance	—	—	—	—	—	—	—	—

Total:
Recorded investment	$478	$1,171	$8,676	$—	$260	$—	$—	$10,585
Unpaid principal balance	478	1,171	8,676	—	260	—	—	10,585
Related allowance	10	—	890	—	—	—	—	900

Average recorded investment	$1,178	$2,535	$4,338	$—	$130	$—	$—	$8,181

Interest recognized while these loans were impaired is considered immaterial to the consolidated financial statements for the six months ended June 30, 2021 and 2020.

The following table presents loans acquired with deteriorated credit quality as of June 30, 2021 and December 31, 2020. No loans in this table had a related allowance at either date, and therefore, the below disclosures were not expanded to include loans with and without a related allowance.

	June 30, 2021		December 31, 2020
	Recorded	Unpaid Principal	Recorded	Unpaid Principal
	Investment	Balance	Investment	Balance
Commercial & Industrial	$710	$807	$805	$907
Commercial real estate - owner occupied	3,823	4,678	3,860	4,718
Commercial real estate - non-owner occupied	1,200	1,358	1,245	1,410
Construction and development	60	67	81	90
Residential 1‑4 family	860	1,135	870	1,162
Consumer	—	—	—	—
Other	—	—	—	—
	$6,653	$8,045	$6,861	$8,287

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

The following table represents the change in the accretable and non-accretable components of discounts on loans acquired with deteriorated credit quality for the six months ended June 30, 2021, and year ended December 31, 2020:

	June 30, 2021		December 31, 2020
	Accretable	Non-accretable	Accretable	Non-accretable
	discount	discount	discount	discount
Balance at beginning of period	$1,250	$176	$222	$220
Acquired balance, net	—	—	1,064	727
Reclassifications between accretable and non-accretable	14	(14)	771	(771)
Accretion to loan interest income	(34)	—	(807)	—
Balance at end of period	$1,230	$162	$1,250	$176

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

As of June 30, 2021 and December 31, 2020 the Company had no specific reserves for TDRs.

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

The following table presents the TDRs during the six months ended June 30, 2021:

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Contracts	Investment	Investment
Commercial/ industrial	1	$12	$12
Commercial Real Estate	1	111	111
		$123	$123

The following table presents the TDRs during the six months June 30, 2020:

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Contracts	Investment	Investment

Commercial Real Estate	1	$115	$115

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

Following is an analysis of activity in the MSR asset:

	Six Months Ended	Year Ended
	June 30, 2021	December 31, 2020
Fair value at beginning of period	$3,726	$4,287
MSR asset acquired	—	384
Servicing asset additions	1,072	1,375
Loan payments and payoffs	(817)	(1,533)
Changes in valuation inputs and assumptions used in the valuation model	364	(787)
Amount recognized through earnings	619	(945)
Fair value at end of period	$4,345	$3,726

Unpaid principal balance of loans serviced for others	$662,701	$612,707
Mortgage servicing rights as a percent of loans serviced for others	0.66	0.61

The primary economic assumptions utilized by the Company in measuring the value of MSRs were constant prepayment speeds of 15.9 and 16.3 months as of June 30, 2021 and December 31, 2020, respectively, and discount rates of 10.3% as of each period end.

NOTE 7 – NOTES PAYABLE

From time to time the Company utilizes FHLB advances to fund liquidity. At June 30, 2021 and December, 31, 2020, the Company had outstanding balances borrowed from the FHLB of $9.2 million and $23.5 million, respectively. The advances, rate, and maturities of FHLB advances were as follows:

			June 30,	December 31,
	Maturity	Rate	2021	2020
Fixed rate, fixed term	01/22/2021	1.67%	—	2,000
Fixed rate, fixed term	01/25/2021	2.37%	—	5,000
Fixed rate, fixed term	01/27/2021	1.60%	—	1,000
Fixed rate, fixed term	03/29/2021	0.00%	—	2,377
Fixed rate, fixed term	05/03/2021	2.87%	—	500
Fixed rate, fixed term	05/03/2021	0.00%	—	4,000
Fixed rate, fixed term	05/03/2021	0.00%	—	4,000
Fixed rate, fixed term	06/28/2021	2.00%	—	250
Fixed rate, fixed term	11/03/2021	1.46%	400	400
Fixed rate, fixed term	12/08/2021	2.87%	500	500
Fixed rate, fixed term	12/27/2021	1.99%	250	250
Fixed rate, fixed term	01/24/2022	2.51%	250	250
Fixed rate, fixed term	05/02/2022	2.98%	500	500
Fixed rate, fixed term	05/16/2022	0.00%	5,000	—
Fixed rate, fixed term	06/08/2022	2.92%	500	500
Fixed rate, fixed term	11/21/2022	3.02%	600	600
Fixed rate, fixed term	11/21/2023	3.06%	600	600
Fixed rate, fixed term	01/04/2027	0.00%	—	103
Fixed rate, fixed term	04/22/2030	0.00%	508	508
			9,108	23,338
Adjustment due to purchase accounting			89	131
			$9,197	$23,469

Future maturities of borrowings were as follows:

	June 30,	December 31,
	2021	2020
1 year or less	$7,400	$20,277
1 to 2 years	600	1,850
2 to 3 years	600	600
3 to 4 years	—	—
4 to 5 years	—	—
Over 5 years	508	611
	$9,108	$23,338

The Company maintains a $7.5 million line of credit with a commercial bank, which was entered into on May 15, 2021. There were no outstanding balances on this note at June 30, 2021 or December 31, 2020. Any future borrowings will require monthly payments of interest at a variable rate, and will be due in full on May 15, 2022.

NOTE 8 – SUBORDINATED NOTES

During September 2017, the Company entered into subordinated note agreements with three separate commercial banks. The Company had outstanding balances of $11.5 million under these agreements as of June 30, 2021 and December 31, 2020. These notes were all issued with 10-year maturities, carry interest at a variable rate payable quarterly, are callable on or after the sixth anniversary of the issuance dates, and qualify for Tier 2 capital for regulatory purposes.

During July 2020, the Company entered into subordinated note agreements with two separate commercial banks. The Company had outstanding balances of $6.0 million under these agreements as of June 30, 2021 and December 31, 2020. These notes were issued with 10-year maturities, carry interest at a fixed rate of 5.0% through June 30, 2025, and at a variable rate thereafter, payable quarterly. These notes are callable on or after January 1, 2026 and qualify for Tier 2 capital for regulatory purposes.

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

Under regulatory guidance for non-advanced approaches institutions, the Bank is required to maintain minimum amounts and ratios of common equity Tier I capital to risk-weighted assets, including an additional conservation buffer determined by banking regulators. As of June 30, 2021 and December 31, 2020, this buffer was 2.5%. As of June 30, 2021 and December 31, 2020, the Bank met all capital adequacy requirements to which they are subject.

Actual and required capital amounts and ratios are presented below at period-end:

							To Be Well
			For Capital		Minimum Capital		Capitalized Under
			Adequacy		Adequacy with		Prompt Corrective
	Actual		Purposes		Capital Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2021
Total capital (to risk-weighted assets):
Corporation	$283,332	12.20%	NA	NA	NA	NA	NA	NA
Bank	$281,985	12.15%	$185,743	8.00%	$243,788	10.50%	$232,179	10.00%
Tier 1 capital (to risk-weighted assets):
Corporation	$246,285	10.61%	NA	NA	NA	NA	NA	NA
Bank	$262,438	11.30%	$139,307	6.00%	$197,352	8.50%	$185,743	8.00%
Common Equity Tier 1 capital (to risk-weighted assets):
Corporation	$246,285	10.61%	NA	NA	NA	NA	NA	NA
Bank	$262,438	11.30%	$104,480	4.50%	$162,525	7.00%	$150,916	6.50%
Tier 1 capital (to average assets):
Corporation	$246,285	8.87%	NA	NA	NA	NA	NA	NA
Bank	$262,438	9.50%	$110,534	4.00%	$110,534	4.00%	$138,167	5.00%
December 31, 2020
Total capital (to risk-weighted assets):
Corporation	$263,344	11.74%	NA	NA	NA	NA	NA	NA
Bank	$263,129	11.73%	$179,420	8.00%	$235,489	10.50%	$224,275	10.00%
Tier 1 capital (to risk-weighted assets):
Corporation	$228,186	10.17%	NA	NA	NA	NA	NA	NA
Bank	$245,471	10.95%	$134,565	6.00%	$190,634	8.50%	$179,420	8.00%
Common Equity Tier 1 capital (to risk-weighted assets):
Corporation	$228,186	10.17%	NA	NA	NA	NA	NA	NA
Bank	$245,471	10.95%	$100,924	4.50%	$156,993	7.00%	$145,779	6.50%
Tier 1 capital (to average assets):
Corporation	$228,186	8.74%	NA	NA	NA	NA	NA	NA
Bank	$245,471	9.46%	$103,814	4.00%	$103,814	4.00%	$129,768	5.00%

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate-lock commitments). Rate-lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements and for fixed rate commitments also considers the difference between current levels of interest rates and committed rates. The notional amount of rate-lock commitments at June 30, 2021 and December 31, 2020 was approximately $46.3 million and $69.6 million, respectively.

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

The following commitments were outstanding:

	Notional Amount
	June 30, 2021	December 31, 2020

Commitments to extend credit:
Fixed	$72,844	$72,298
Variable	397,989	388,738
Credit card arrangements	11,210	10,867
Letters of credit	9,021	7,567

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

Information regarding the fair value of assets measured at fair value on a recurring basis is as follows:

	Instruments	Markets	Other	Significant
	Measured	for Identical	Observable	Unobservable
	At Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2021
Assets
Securities available for sale
U.S. Treasury securities	$9,717	$—	$9,717	$—
Obligations of U.S. Government sponsored agencies	17,342	—	17,342	—
Obligations of states and political subdivisions	70,283	—	70,283	—
Mortgage-backed securities	38,584	—	38,584	—
Corporate notes	16,069	—	16,069	—
Certificates of deposit	1,823	—	1,823	—
Mortgage servicing rights	4,345	—	4,345	—

December 31, 2020
Assets
Securities available for sale
Obligations of U.S. Government sponsored agencies	$18,779	$—	$18,779	$—
Obligations of states and political subdivisions	72,217	—	72,217	—
Mortgage-backed securities	44,199	—	44,199	—
Corporate notes	27,743	—	27,743	—
Certificates of deposit	2,101	—	2,101	—
Mortgage servicing rights	3,726	—	3,726	—

There were no assets measured on a recurring basis using significant unobservable inputs (Level 3) during these periods.

Information regarding the fair value of assets measured at fair value on a non-recurring basis is as follows:

		Quoted Prices
		In Active	Significant
	Assets	Markets	Other	Significant
	Measured	for Identical	Observable	Unobservable
	At Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2021
OREO	$212	$—	$—	$212
Impaired Loans, net of impairment reserve	17,373	—	—	17,373
	$17,585	$—	$—	$17,585
December 31, 2020
OREO	$1,885	$—	$—	$1,885
Impaired Loans, net of impairment reserve	16,784	—	—	16,784
	$18,669	$—	$—	$18,669

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

				Weighted
		Unobservable	Range of	Average
	Valuation Technique	Inputs	Discounts	Discount
As of June 30, 2021
Other real estate owned	Third party appraisals, sales contracts or brokered price options	Collateral discounts and estimated costs to sell	49%	49.3%
Impaired loans	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 100%	7.2%

As of December 31, 2020
Other real estate owned	Third party appraisals, sales contracts or brokered price options	Collateral discounts and estimated costs to sell	23% - 100%	40.2%
Impaired loans	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 100%	7.8%

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

The carrying value and estimated fair value of financial instruments at June 30, 2021 and December 31, 2020 follows:

		Fair Value
	Carrying
June 30, 2021	amount	Level 1	Level 2	Level 3	Total

Financial assets:
Cash and cash equivalents	$251,071	$251,071	$—	$—	$251,071
Securities held to maturity	5,912	—	5,927	—	5,927
Securities available for sale	153,818	—	153,818	—	153,818
Loans held for sale	3,024	—	—	3,024	3,024
Loans, net	2,205,670	—	—	2,197,288	2,197,288
Other investments, at cost	8,990	—	—	8,990	8,990
Mortgage servicing rights	4,345	—	4,345	—	4,345
Cash surrender value of life insurance	31,777	31,777	—	—	31,777

Financial liabilities:
Deposits	$2,446,654	$—	$—	$2,404,314	$2,404,314
Securities sold under repurchase agreements	21,679	—	21,679	—	21,679
Notes payable	9,197	—	9,197	—	9,197
Subordinated notes	17,500	—	17,500	—	17,500

		Fair Value
	Carrying
December 31, 2020	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$170,219	$170,219	$—	$—	$170,219
Securities held to maturity	6,669	—	6,688	—	6,688
Securities available for sale	165,039	—	165,039	—	165,039
Loans held for sale	809	—	—	809	809
Loans, net	2,173,802	—	—	2,168,865	2,168,865
Other investments, at cost	8,896	—	—	8,896	8,896
Mortgage servicing rights	3,726	—	3,726	—	3,726
Cash surrender value of life insurance	31,394	31,394	—	—	31,394
Financial liabilities:
Deposits	$2,320,963	$—	$—	$2,309,489	$2,309,489
Securities sold under repurchase agreements	36,377	—	36,377	—	36,377
Notes payable	23,469	—	23,469	—	23,469
Subordinated notes	17,500	—	17,500	—	17,500

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

NOTE 12 – STOCK BASED COMPENSATION

The Company has made restricted share grants pursuant to the Bank First Corporation 2011 Equity Plan and the Bank First Corporation 2020 Equity Plan, which replaced the 2011 Plan. The purpose of the Plan is to provide financial incentives for selected employees and for the non-employee Directors of the Company, thereby promoting the long-term growth and financial success of the Company. The number of shares of Company stock that may be issued pursuant to awards under the 2020 Plan shall not exceed, in the aggregate, 700,000. As of June 30, 2021, 25,416 shares of Company stock have been awarded under the 2020 Plan. Compensation expense for restricted stock is based on the fair value of the awards of Bank First Corporation common stock at the time of grant. The value of restricted stock grants that are expected to vest is amortized into expense over the vesting periods. For the six months ended June 30, 2021 and 2020, compensation expense of $0.7 million and $0.5 million, respectively, was recognized related to restricted stock awards.

As of June 30, 2021, there was $3.0 million of unrecognized compensation cost related to non-vested restricted stock awards granted under the plan. That cost is expected to be recognized over a weighted average period of 3.03 years. The aggregate grant date fair value of restricted stock awards that vested during the six months ended June 30, 2021, was approximately $1.1 million.

	For the six months ended		For the six months ended
	June 30, 2021		June 30, 2020
		Weighted-		Weighted-
		Average Grant-		Average Grant-
	Shares	Date Fair Value	Shares	Date Fair Value
Restricted Stock
Outstanding at beginning of year	57,175	$53.08	50,676	$43.03
Granted	25,416	70.67	27,067	65.34
Vested	(21,755)	50.15	(18,623)	37.28
Forfeited or cancelled	(1,105)	62.23	(99)	26.50
Outstanding at end of year	59,731	$61.46	59,021	$52.99

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

	Six-month period ended
	June 30, 2021	June 30, 2020
Amortization of ROU Assets - Operating Leases	$7	$20
Interest on Lease Liabilities - Operating Leases	44	46
Operating Lease Cost (Cost resulting from lease payments)	51	66
Weighted Average Lease Term (Years) - Operating Leases	32.42	31.52
Weighted Average Discount Rate - Operating Leases	5.50%	5.50%

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liabilities as of June 30, 2021 is as follows:

June 30, 2021
Operating lease payments due:
Within one year	$90
After one but within two years	86
After two but within three years	86
After three but within four years	85
After four years but within five years	90
After five years	3,278
Total undiscounted cash flows	3,715
Discount on cash flows	(2,131)
Total operating lease liabilities	$1,584

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2020, included in our Annual Report and with our unaudited condensed accompanying notes set forth in this Quarterly Report on Form 10-Q for the quarterly period June 30, 2021.

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

Our business, financial condition and results of operations generally rely upon the ability of our borrowers to repay their loans, the value of collateral underlying our secured loans, and demand for loans and other products and services we offer, which are highly dependent on the business environment in our primary markets. We have actively reached out to our customers to provide guidance, direction and assistance in these uncertain times. We also participated extensively in the Payroll Protection Program (“PPP”), under which we secured funding of approximately 1,875 loans totaling approximately $279.6 million during 2020 as well as approximately 1,132 loans totaling approximately $98.2 million under the new round of funding during the first six months of 2021.

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

The following tables present certain selected historical consolidated financial data as of the dates or for the period indicated:

	At or for the Three Months Ended					At or for the Six Months Ended
(In thousands, except per share data)	6/30/2021	3/31/2021	12/31/2020	9/30/2020	6/30/2020	6/30/2021	6/30/2020

Results of Operations:

Interest income	$24,003	$24,442	$27,094	$25,928	$24,382	$48,445	$47,678
Interest expense	2,189	2,339	2,623	3,003	3,586	4,528	8,239

Net interest income	21,814	22,103	24,471	22,925	20,796	43,917	39,439
Provision for loan losses	950	900	1,650	1,350	3,150	1,850	4,125

Net interest income after provision for loan losses	20,864	21,203	22,821	21,575	17,646	42,067	35,314

Noninterest income	6,574	6,210	6,744	5,115	7,764	12,784	11,661
Noninterest expense	12,221	12,225	13,972	12,202	14,438	24,446	27,179

Income before income tax expense	15,217	15,188	15,593	14,488	10,972	30,405	19,796
Income tax expense	3,669	3,674	4,063	3,534	2,676	7,343	4,234

Net income	$11,548	$11,514	$11,530	$10,954	$8,296	$23,062	$15,562

Earnings per common share - basic	$1.50	$1.49	$1.49	$1.42	$1.11	$2.99	$2.14
Earnings per common share - diluted	1.50	1.49	1.49	1.42	1.11	2.99	2.14

Common Shares:

Basic weighted average	7,653,317	7,657,301	7,659,904	7,673,572	7,395,199	7,655,738	7,212,634
Diluted weighted average	7,668,740	7,677,976	7,682,101	7,691,326	7,405,995	7,674,993	7,271,192
Outstanding	7,688,795	7,729,216	7,709,497	7,729,762	7,733,457	7,688,795	7,733,457

Noninterest income / noninterest expense:

Service charges	$1,596	$1,467	$1,586	$1,343	$1,158	$3,063	$2,074
Income from Ansay	723	725	169	970	710	1,448	1,601
Income from UFS	663	366	599	720	850	1,029	1,747
Loan servicing income	1,178	505	194	538	226	1,683	688
Net gain on sales of mortgage loans	2,187	2,811	2,214	1,304	1,332	4,998	1,792
Net gain on sales of securities	—	—	—	—	3,233	—	3,233
Noninterest income from strategic alliances	28	17	26	16	16	45	33
Other noninterest income	199	319	1,956	224	239	518	493

Total noninterest income	$6,574	$6,210	$6,744	$5,115	$7,764	$12,784	$11,661

Personnel expense	$7,121	$7,091	$7,604	$6,609	$6,608	$14,212	$13,060
Occupancy, equipment and office	968	1,210	1,352	1,171	921	2,178	2,196
Data processing	1,358	1,393	1,519	1,463	1,334	2,751	2,533
Postage, stationery and supplies	131	197	204	219	277	328	449
Net (gain) loss on sales and valuations of other real estate owned	(73)	(133)	(16)	(32)	467	(206)	1,443
Advertising	53	49	61	41	69	102	124
Charitable contributions	152	126	214	110	127	278	250
Outside service fees	804	755	1,029	888	1,394	1,559	2,195
Amortization of intangibles	351	351	522	418	362	702	696
Penalty for early extinguishment of debt	—	—	—	—	1,323	—	1,323
Other noninterest expense	1,356	1,186	1,483	1,315	1,556	2,542	2,910

Total noninterest expense	$12,221	$12,225	$13,972	$12,202	$14,438	$24,446	$27,179

Period-end balances:

Loans	$2,225,217	$2,228,892	$2,191,460	$2,193,228	$2,115,023	$2,225,217	$2,115,023
Allowance for loan losses	19,547	18,531	17,658	16,318	16,071	19,547	16,071
Investment securities available-for-sale, at fair value	153,818	167,940	165,039	173,334	174,067	153,818	174,067
Investment securities held-to-maturity, at cost	5,912	5,934	6,669	6,670	9,579	5,912	9,579
Goodwill and other intangibles, net	64,440	64,288	64,639	65,110	65,559	64,440	65,559
Total assets	2,818,950	2,846,199	2,718,016	2,639,247	2,657,911	2,818,950	2,657,911
Deposits	2,446,654	2,448,035	2,320,963	2,271,040	2,263,145	2,446,654	2,263,145
Stockholders’ equity	311,430	303,442	294,857	286,104	276,100	311,430	276,100
Book value per common share	40.50	39.26	38.25	37.01	35.70	40.50	35.70
Tangible book value per common share (1)	32.69	31.42	30.35	29.12	27.76	32.69	27.76

Average balances:

Loans	$2,247,026	$2,196,142	$2,206,207	$2,140,008	$2,034,738	$2,221,715	$1,889,657
Interest-earning assets	2,633,850	2,547,783	2,465,713	2,423,168	2,329,097	2,591,044	2,170,238
Total assets	2,835,580	2,750,471	2,671,967	2,626,136	2,520,882	2,793,261	2,358,772
Deposits	2,453,156	2,355,888	2,316,793	2,260,065	2,130,100	2,404,790	1,986,569
Interest-bearing liabilities	1,723,395	1,694,711	1,663,642	1,636,606	1,589,127	1,709,132	1,532,970
Goodwill and other intangibles, net	60,363	60,782	60,836	61,276	53,836	60,571	51,275
Stockholders’ equity	308,201	300,331	289,916	281,656	256,529	304,288	244,999

Financial ratios (2):

Return on average assets	1.63%	1.67%	1.71%	1.67%	1.32%	1.65%	1.32%
Return on average common equity	14.99%	15.34%	15.78%	15.56%	12.94%	15.16%	12.70%
Average equity to average assets	10.87%	10.92%	10.85%	10.73%	10.18%	10.89%	10.39%
Stockholders’ equity to assets	11.05%	10.66%	10.85%	10.84%	10.39%	11.05%	10.39%
Tangible equity to tangible assets (1)	9.11%	8.72%	8.80%	8.73%	8.27%	9.11%	8.27%
Loan yield	4.13%	4.34%	4.62%	4.65%	4.66%	4.19%	4.78%
Earning asset yield	3.71%	3.95%	4.44%	4.33%	4.29%	3.82%	4.50%
Cost of funds	0.51%	0.56%	0.63%	0.73%	0.91%	0.53%	1.08%
Net interest margin, taxable equivalent	3.37%	3.57%	4.01%	3.84%	3.67%	3.47%	3.74%
Net loan charge-offs to average loans	(0.01)%	0.00%	0.01%	0.20%	0.01%	0.00%	(0.03)%
Nonperforming loans to total loans	0.55%	0.63%	0.57%	0.84%	1.09%	0.55%	1.09%
Nonperforming assets to total assets	0.45%	0.52%	0.52%	0.79%	0.94%	0.45%	0.94%
Allowance for loan losses to loans	0.88%	0.83%	0.81%	0.74%	0.76%	0.88%	0.76%

(1)	These measures are not measures prepared in accordance with GAAP, and are therefore considered to be non-GAAP financial measures. See “GAAP reconciliation and management explanation of non-GAAP finanical measures” for a reconciliation of these measures to their most comparable GAAP measures.
(2)	Income statement-related ratios for partial year periods are annualized.

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

	At or for the Three Months Ended					At or for the Six Months Ended
(In thousands, except per share data)	6/30/2021	3/31/2021	12/31/2020	9/30/2020	6/30/2020	6/30/2021	6/30/2020
Tangible Assets
Total assets	$2,818,950	$2,846,199	$2,718,016	$2,639,247	$2,657,911	$2,818,950	$2,657,911
Adjustments:
Goodwill	(55,357)	(55,472)	(55,472)	(55,022)	(55,052)	(55,357)	(55,052)
Core deposit intangible, net of amortization	(4,738)	(5,089)	(5,440)	(5,962)	(6,381)	(4,738)	(6,381)
Tangible assets	$2,758,855	$2,785,638	$2,657,104	$2,578,263	$2,596,478	$2,758,855	$2,596,478

Tangible Common Equity
Total stockholders’ equity	$311,430	$303,442	$294,857	$286,104	$276,100	$311,430	$276,100
Adjustments:
Goodwill	(55,357)	(55,472)	(55,472)	(55,022)	(55,052)	(55,357)	(55,052)
Core deposit intangible, net of amortization	(4,738)	(5,089)	(5,440)	(5,962)	(6,381)	(4,738)	(6,381)
Tangible common equity	$251,335	$242,881	$233,945	$225,120	$214,667	$251,335	$214,667

Book value per common share	$40.50	$39.26	$38.25	$37.01	$35.70	$40.50	$35.70
Tangible book value per common share	32.69	31.42	30.35	29.12	27.76	32.69	27.76

Total stockholders’ equity to total assets	11.05%	10.66%	10.85%	10.84%	10.39%	11.05%	10.39%
Tangible common equity to tangible assets	9.11%	8.72%	8.80%	8.73%	8.27%	9.11%	8.27%

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 2021 and June 30, 2020

General. Net income increased $3.2 million to $11.5 million for three months ended June 30, 2021, compared to $8.3 million for the same period in 2020. This increase was primarily due to the reduction of funding costs based on lower rate deposits in 2021, a $2.2 million reduction in provisions for loan losses quarter-over-quarter, and strong residential mortgage production during the second quarter of 2021.

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

Net interest and dividend income increased by $1.0 million to $21.8 million for the three months ended June 30, 2021 compared to $20.8 million for three months ended June 30, 2020. The increase in net interest income was primarily due to the reduction in funding costs on interest bearing liabilities, which declined 0.40% quarter-over-quarter. Tax equivalent net interest margin decreased 0.30% to 3.37% for the three-months ended June 30, 2021, down from 3.67% for the same period in 2020. Net interest margin decreased by 0.08% due to a decrease in purchase accounting accretion quarter-over-quarter which added to a decrease of 0.22% in core net interest margin. Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes on both volume and mix and pricing decisions, and external factors include changes in market interest rates, competition and the shape of the interest rate yield curve.

Interest Income. Total interest income decreased $0.4 million, or 1.6%, to $24.0 million for the three months ended June 30, 2021 compared to $24.4 million for the same period in 2020. The decrease in total interest income was primarily due a reduction of 0.58% in yield on interest earnings assets, offset by interest income produced by approximately $377.8 million in PPP loans originated during 2020 and 2021. The average balance of loans increased by $212.3 million during the three months ended June 30, 2021 compared to the same period in 2020.

Interest Expense. Interest expense decreased $1.4 million, or 39.0%, to $2.2 million for the three months ended June 30, 2021 compared to $3.6 million for the same period in 2020. The decrease in interest expense was primarily due to the lower overall interest rate environment.

Interest expense on interest-bearing deposits decreased by $1.2 million to $2.0 million for the three months ended June 30, 2021 from $3.2 million for the same period in 2020. The average cost of interest-bearing deposits was 0.48% for the three months ended June 30, 2021, compared to 0.88% for the same period in 2020.

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

We recorded a provision for loan losses of $1.0 million for the three months ended June 30, 2021 compared to $3.2 million for the same period in 2020. We recorded net recoveries of $0.1 million for the three months ended June 30, 2021 compared to net charge-offs of $0.1 million for the same period in 2020. The ALL was $19.5 million, or 0.88% of total loans, at June 30, 2021 compared to $16.1 million, or 0.76% of total loans at June 30, 2020.

Noninterest Income. Noninterest income is an important component of our total revenues. A significant portion of our noninterest income is associated with service charges and income from the Bank’s subsidiaries, Ansay and UFS. Other sources of noninterest income include loan servicing fees, gains on sales of mortgage loans, and other income from strategic alliances.

Noninterest income decreased $1.2 million to $6.6 million for the three months ended June 30, 2021 compared to $7.8 million for the same period in 2020. Income from service charges increased by 37.8% due to an expanded base of customer relationships, many of which were the result of the Timberwood acquisition Income from our investment in UFS decreased by 22.0% as a result of an absence of one-time deconversion fees that existed during 2020. Loan servicing income increased by 421.2% resulting from significant additions to the Company’s serviced portfolios as well as a positive adjustment to the Company’s mortgage servicing rights of $0.6 million during the second quarter of 2021 which compared favorably to a negative $0.5 million adjustment to these same rights during the second quarter of 2020. Net gains on sales of mortgage loans saw a very significant increase quarter-over-quarter as the Company continues to experience very robust activity in secondary market loan originations. Finally, the Company experienced a gain on sale of investment securities totaling $3.2 million during the second quarter of 2020, compared to no gain or loss on sales of investment securities during the second quarter of 2021.

The major components of our noninterest income are listed below:

	Three Months Ended June 30,
	2021	2020	$ Change	% Change

	(In thousands)
Noninterest Income
Service Charges	$1,596	$1,158	$438	38%
Income from Ansay	723	710	13	2%
Income from UFS	663	850	(187)	(22)%
Loan Servicing income	1,178	226	952	421%
Net gain on sales of mortgage loans	2,187	1,332	855	64%
Net gain on sale of securities	—	3,233	(3,233)	NM
Noninterest income from strategic alliances	28	16	12	75%
Other	199	239	(40)	(17)%
Total noninterest income	$6,574	$7,764	$(1,190)	(15)%

Noninterest Expense. Noninterest expense decreased $2.2 million to $12.2 million for the three months ended June 30, 2021 compared to $14.4 million for the same period in 2020. Personnel expense increased 7.8%, or $0.5 million, as a result of the added scale from the Timberwood acquisition in addition to customary annual pay increases. Postage, stationary and supplies expense decreased $0.2 million, or 52.7%, due to investments made in supplies during the second quarter of 2020 while dealing with the COVID 19 pandemic which were not required during 2021. During the second quarter of 2021 we recognized gains on sales and valuations of other real estate owned totaling $0.1 million, compared to a loss of $0.5 million during the second quarter of 2020, creating a significant positive variance between the quarters. The Timberwood acquisition occurred during the second quarter of 2020, causing significant third-party professional expenses which were not repeated during the second quarter of 2021, leading to a significant reduction in outside service fees. Finally, during the second quarter of 2020, the Company repaid $30.0 million in borrowings from the Federal Home Loan Bank of Chicago prior to the contractual maturity dates of these borrowings, leading to prepayment penalties of $1.3 million. There were no similar prepayment penalties during the second quarter of 2021.

The major components of our noninterest expense are listed below:

	Three Months Ended June 30,
	2021	2020	$ Change	% Change

	(In thousands)
Noninterest Expense
Salaries, commissions, and employee benefits	$7,121	$6,608	$513	8%
Occupancy	968	921	47	5%
Data Processing	1,358	1,334	24	2%
Postage, stationary, and supplies	131	277	(146)	(53)%
Net gain on sales and valuation of ORE	(73)	467	(540)	NM
Advertising	53	69	(16)	(23)%
Charitable contributions	152	127	25	20%
Outside service fees	804	1,394	(590)	(42)%
Amortization of intangibles	351	362	(11)	(3)%
Penalty for early extinguishment of debt	—	1,323	(1,323)	NM
Other	1,356	1,556	(200)	(13)%
Total noninterest expenses	$12,221	$14,438	$(2,217)	(15)%

Income Tax Expense. We recorded a provision for income taxes of $3.7 million for the three months ended June 30, 2021 compared to a provision of $2.7 million for the same period during 2020, reflecting effective tax rates of 24.1% and 24.4%, respectively. The effective tax rates were reduced from the statutory federal and state income tax rates during both periods as a result of tax-exempt interest income produced by certain qualifying loans and investments in the Bank’s portfolios. The effective tax rate for the first quarter of 2020 was further lowered by favorable tax treatment related to the payout of a deferred compensation plan during that quarter.

Results of Operations for the Six Months Ended June 30, 2021 and June 30, 2020

General. Net income increased $7.5 million to $23.1 million for the six months ended June 30, 2021, compared to $15.6 million for the same period in 2020. This increase was primarily due to the added scale of one office acquired in the Timberwood acquisition during the second quarter of 2020, strong residential mortgage production during the first six months of 2021, a reduction of funding costs based on lower rate deposits in 2021, and a $2.3 million reduction in provisions for loan losses period-over-period.

Net Interest Income. Net interest and dividend income increased by $4.5 million to $43.9 million for the six months ended June 30, 2021, compared to $39.4 million for six months ended June 30, 2020. The increase in net interest income was primarily due to the added scale of the Timberwood acquisition along with a reduction in funding costs on interest bearing liabilities, which declined 0.55% period-over-period. Total average interest-earning assets increased to $2.59 billion for the six months ended June 30, 2021, compared to $2.17 billion for the same period in 2020. Tax equivalent net interest margin decreased 0.27% to 3.47% for the six months ended June 30, 2021, down from 3.74% for the same period in 2020. Net interest margin decreased by 0.11% due to a decrease in purchase accounting accretion period-over-period which added to a decrease of 0.16% in core net interest margin. Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes on both volume and mix and pricing decisions, and external factors include changes in market interest rates, competition and the shape of the interest rate yield curve.

Interest Income. Total interest income increased $0.7 million, or 1.61%, to $48.4 million for the six months ended June 30, 2021 compared to $47.7 million for the same period in 2020. The increase in total interest income was primarily due the added scale of one office acquired in the Timberwood acquisition during the second quarter of 2020 along with interest income produced by approximately $377.8 million in PPP loans originated during 2020 and 2021, offset by lower overall yields on earning assets. The average balance of interest-earnings assets increased by $420.8 million during the six months ended June 30, 2021 compared to the same period in 2020, offsetting a reduction in yield on interest-earning assets of 0.68% between these two periods.

Interest Expense. Interest expense decreased $3.7 million, or 45.0%, to $4.5 million for the six months ended June 30, 2021 compared to $8.2 million for the same period in 2020. The decrease in interest expense was primarily due to the lower overall interest rate environment, which was counteracted to a certain extent by an increase of $176.2 million in interest-bearing liabilities.

Interest expense on interest-bearing deposits decreased by $3.2 million to $4.1 million for the six months ended June 30, 2021, from $7.3 million for the same period in 2020. The average cost of interest-bearing deposits was 0.51% for the six months ended June 30, 2021, compared to 1.04% for the same period in 2020.

Provision for Loan Losses. We recorded a provision for loan losses of $1.9 million for the six months ended June 30, 2021, compared to $4.1 million for the same period in 2020. We recorded net recoveries of $39,000 for the six months ended June 30, 2021 compared to net recoveries of 0.6 million for the same period in 2020. The ALL was $19.5 million, or 0.88% of total loans, at June 30, 2021 compared to $16.1 million, or 0.76% of total loans at June 30, 2020. The elevated provision during the first half of 2020 compared to the provision during the first half of 2021 was primarily the result of heightened economic risks resulting from the COVID-19 pandemic.

Noninterest Income. Noninterest income increased $1.1 million to $12.8 million for the six months ended June 30, 2021 compared to $11.7 million for the same period in 2020. Income from service charges increased by 47.7% due to an expanded base of customer relationships, many of which were the result of the Timberwood acquisition. Income from our investment in UFS decreased by 41.1% as a result of the absence of one-time deconversion fees that existed during 2020. Loan servicing income increased by 45.8% resulting from a positive adjustment to the Company’s mortgage servicing rights of $0.6 million during the first half of 2021 which compared favorably to a negative $0.5 million adjustment to these same rights during the first half of 2020. Net gains on sales of mortgage loans saw a very significant increase period-over-period as the Company continues to experience very robust activity in secondary market loan originations. During the second quarter of 2020 the Company sold $36.6 million of U.S. Treasury notes, resulting in a gain of $3.1 million. There were no similar sales of investments during the first half of 2021, causing a negative comparison between those periods.

The major components of our noninterest income are listed below:

	Six Months Ended June 30,
	2021	2020	$ Change	% Change

	(In thousands)
Noninterest Income
Service Charges	$3,063	$2,074	$989	48%
Income from Ansay	1,448	1,601	(153)	(10)%
Income from UFS	1,029	1,747	(718)	(41)%
Loan Servicing income	1,683	688	995	145%
Net gain on sales of mortgage loans	4,998	1,792	3,206	179%
Net gain on sales of securities	—	3,233	(3,233)	NM
Noninterest income from strategic alliances	45	33	12	36%
Other	518	493	25	5%
Total noninterest income	$12,784	$11,661	$1,123	10%

Noninterest Expense. Noninterest expense decreased $2.7 million to $24.5 million for the six months ended June 30, 2021 compared to $27.2 million for the same period in 2020. Personnel expense increased 8.8%, or $1.2 million, as a result of the added scale from the Timberwood acquisition in addition to customary annual pay increases. During the first half of 2021 we recognized gains on sales and valuations of other real estate owned totaling $0.2 million, compared to a loss of $1.4 million during the first half of 2020, creating a significant positive variance between the periods. The Timberwood acquisition occurred during the second quarter of 2020, causing significant third-party professional expenses which were not repeated during the first half of 2021, leading to a significant reduction in outside service fees. Finally, during the second quarter of 2020, the Company repaid $30.0 million in borrowings from the Federal Home Loan Bank of Chicago prior to the contractual maturity dates of these borrowings, leading to prepayment penalties of $1.3 million. There were no similar prepayment penalties during the first half of 2021.

Net gains and losses from sales of ORE and securities are specific to the properties and securities which are sold and will vary greatly period to period, as they did in the first six months of 2021 compared to the first six months of 2020.

The major components of our noninterest expense are listed below:

	Six Months Ended June 30,
	2021	2020	$ Change	% Change

	(In thousands)
Noninterest Expense
Salaries, commissions, and employee benefits	$14,212	$13,060	$1,152	9%
Occupancy	2,178	2,196	(18)	(1)%
Data Processing	2,751	2,533	218	9%
Postage, stationary, and supplies	328	449	(121)	(27)%
Net loss (gain) on sales and valuation of ORE	(206)	1,443	(1,649)	NM
Advertising	102	124	(22)	(18)%
Charitable Contributions	278	250	28	11%
Outside service fees	1,559	2,195	(636)	(29)%
Amortization of intangibles	702	696	6	1%
Penalty for early extinguishment of debt	—	1,323	(1,323)	NM
Other	2,542	2,910	(368)	(13)%
Total noninterest expenses	$24,446	$27,179	$(2,733)	(10)%

Income Tax Expense. We recorded a provision for income taxes of $7.3 million for the six months ended June 30, 2021 compared to a provision of $4.2 million for the same period during 2020, reflecting effective tax rates of 24.2% and 21.4%, respectively. The effective tax rates were reduced from the statutory federal and state income tax rates largely as a result of tax-exempt interest income produced by certain qualifying loans and investments in the Bank’s portfolios.

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

The following tables set forth the distribution of our average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the periods indicated:

	Three Months Ended
	June 30, 2021			June 30, 2020
		Interest			Interest
	Average	Income/	Rate Earned/ Paid	Average	Income/	Rate Earned/ Paid
	Balance	Expenses (1)	(1)	Balance	Expenses (1)	(1)

	(dollars in thousands)
ASSETS
Interest-earning assets
Loans (2)
Taxable	$2,160,774	$88,771	4.11%	$1,917,156	$88,760	4.63%
Tax-exempt	86,252	4,065	4.71%	117,582	6,048	5.14%
Securities
Taxable (available for sale)	103,774	2,242	2.16%	109,530	2,426	2.21%
Tax-exempt (available for sale)	70,112	2,206	3.15%	68,401	2,205	3.22%
Taxable (held to maturity)	—	—	—	2,948	62	2.10%
Tax-exempt (held to maturity)	5,917	152	2.57%	9,764	268	2.74%
Cash and due from banks	207,021	190	0.09%	103,716	85	0.08%
Total interest-earning assets	2,633,850	97,626	3.71%	2,329,097	99,854	4.29%
Non interest-earning assets	220,551			205,962
Allowance for loan losses	(18,821)			(14,177)
Total assets	$2,835,580			$2,520,882
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Checking accounts	$211,562	$251	0.12%	$197,067	$493	0.25%
Savings accounts	483,567	1,754	0.36%	346,279	1,815	0.52%
Money market accounts	660,011	2,303	0.35%	536,139	3,092	0.58%
Certificates of deposit	289,778	3,206	1.11%	372,003	6,988	1.88%
Brokered Deposits	16,174	457	2.83%	18,532	531	2.87%
Total interest bearing deposits	1,661,092	7,971	0.48%	1,470,020	12,919	0.88%
Other borrowed funds	62,303	811	1.30%	119,107	1,504	1.26%
Total interest-bearing liabilities	1,723,395	8,782	0.51%	1,589,127	14,423	0.91%
Non-interest bearing liabilities
Demand Deposits	792,064			660,080
Other liabilities	11,920			15,146
Total Liabilities	2,527,379			2,264,353
Shareholders’ equity	308,201			256,529
Total liabilities & shareholders’ equity	$2,835,580			$2,520,882
Net interest income on a fully taxable equivalent basis		88,844			85,431
Less taxable equivalent adjustment		(1,349)			(1,789)
Net interest income		$87,495			$83,642
Net interest spread (3)			3.20%			3.38%
Net interest margin (4)			3.37%			3.67%
(1)	Annualized on a fully taxable equivalent basis calculated using a federal tax rate of 21% for the three months ended June 30, 2021 and 2020.
(2)	Nonaccrual loans are included in average amounts outstanding.
(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income on a fully tax equivalent basis as a percentage of average interest-earning assets.

	Six Months Ended
	June 30,2021			June 30,2020
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expenses (1)	Paid (1)	Balance	Expenses (1)	Paid (1)

	(dollars in thousands)
ASSETS
Interest-earning assets
Loans (2)
Taxable	$2,131,670	$89,867	4.22%	$1,771,514	$85,566	4.83%
Tax-exempt	90,045	4,197	4.66%	118,143	6,057	5.13%
Securities
Taxable (available for sale)	102,179	2,448	2.40%	121,653	2,994	2.46%
Tax-exempt (available for sale)	70,694	2,232	3.16%	61,958	2,044	3.30%
Taxable (held to maturity)	—	—	—	18,236	435	2.39%
Tax-exempt (held to maturity)	6,287	159	2.53%	9,986	274	2.74%
Cash and due from banks	190,169	174	0.09%	68,748	269	0.39%
Total interest-earning assets	2,591,044	99,077	3.82%	2,170,238	97,639	4.50%
Non interest-earning assets	220,647			201,565
Allowance for loan losses	(18,430)			(13,031)
Total assets	$2,793,261			$2,358,772
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Checking accounts	$216,498	$253	0.12%	$193,946	$1,063	0.55%
Savings accounts	459,267	1,663	0.36%	324,795	2,130	0.66%
Money market accounts	643,526	2,220	0.34%	517,476	3,817	0.74%
Certificates of deposit	303,153	3,720	1.23%	368,417	7,214	1.96%
Brokered Deposits	17,205	487	2.83%	17,056	500	2.93%
Total interest bearing deposits	1,639,649	8,343	0.51%	1,421,690	14,724	1.04%
Other borrowed funds	69,483	789	1.14%	111,280	1,844	1.66%
Total interest-bearing liabilities	1,709,132	9,132	0.53%	1,532,970	16,568	1.08%
Non-interest bearing liabilities
Demand Deposits	765,141			564,879
Other liabilities	318,988			15,924
Total Liabilities	2,793,261			2,113,773
Shareholders’ equity	304,288			244,999
Total liabilities & shareholders' equity	$3,097,549			$2,358,772
Net interest income on a fully taxable equivalent basis		89,945			81,071
Less taxable equivalent adjustment		(1,383)			(1,759)
Net interest income		$88,562			$79,312
Net interest spread (3)			3.29%			3.42%
Net interest margin (4)			3.47%			3.74%
(1)	Annualized on a fully taxable equivalent basis calculated using a federal tax rate of 21% for the six months ended June 30, 2021 and 2020.
(2)	Nonaccrual loans are included in average amounts outstanding.
(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income on a fully tax equivalent basis as a percentage of average interest-earning assets.

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

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	Compared with			Compared with
	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Increase/(Decrease) Due to Change in			Increase/(Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total

	(dollars in thousands)			(dollars in thousands)
Interest income
Loans
Taxable	$10,606	$(10,595)	$11	$16,035	$(11,734)	$4,301
Tax-exempt	(1,509)	(474)	(1,983)	(1,346)	(514)	(1,860)
Securities
Taxable (AFS)	(125)	(59)	(184)	(468)	(78)	(546)
Tax-exempt (AFS)	54	(53)	1	279	(91)	188
Taxable (HTM)	(31)	(31)	(62)	(218)	(217)	(435)
Tax-exempt (HTM)	(100)	(16)	(116)	(95)	(20)	(115)
Cash and due from banks	94	11	105	221	(316)	(95)
Total interest income	8,989	(11,217)	(2,228)	14,408	(12,970)	1,438
Interest expense
Deposits
Checking accounts	$34	$(276)	$(242)	$111	$(921)	$(810)
Savings accounts	594	(655)	(61)	692	(1,159)	(467)
Money market accounts	610	(1,399)	(789)	774	(2,371)	(1,597)
Certificates of deposit	(1,323)	(2,459)	(3,782)	(1,124)	(2,370)	(3,494)
Brokered Deposits	(67)	(7)	(74)	4	(17)	(13)
Total interest bearing deposits	(151)	(4,797)	(4,948)	457	(6,838)	(6,381)
Other borrowed funds	(738)	45	(693)	(574)	(481)	(1,055)
Total interest expense	(889)	(4,752)	(5,641)	(117)	(7,319)	(7,436)
Change in net interest income	$9,878	$(6,465)	$3,413	$14,525	$(5,651)	$8,874

CHANGES IN FINANCIAL CONDITION

Total Assets. Total assets increased $100.9 million, or 3.7%, to $2.82 billion at June 30, 2021, from $2.72 billion at December 31, 2020.

Cash and Cash Equivalents. Cash and cash equivalents increased by $80.9 million to $251.1 million at June 30, 2021 from $170.2 million at December 31, 2020.

Investment Securities. The carrying value of total investment securities decreased by $12.0 million to $159.7 million at June 30 2021, from $171.7 million at December 31, 2020.

Loans. Net loans increased by $31.9 million, totaling $2.21 billion at June 30, 2021 compared to $2.17 billion at December 31, 2020.

Bank-Owned Life Insurance. At June 30, 2021, our investment in bank-owned life insurance was $31.8 million, an increase of $0.4 million from $31.4 million at December 31, 2020.

Deposits. Deposits increased $125.7 million, or 5.4%, to $2.45 billion at June 30, 2021 from $2.32 billion at December 31, 2020.

Borrowings. At June 30, 2021, borrowings consisted of advances from the FHLB of Chicago, as well as subordinated debt to other banks. FHLB borrowings decreased to $9.2 million at June 30, 2021, from $23.5 million at December 31, 2020. Subordinated debt owed to other banks totaled $17.5 million at June 30, 2021 and December 31, 2020.

Stockholders’ Equity. Total stockholders’ equity increased $16.5 million, or 5.6%, to $311.4 million at June 30, 2021, from $294.9 million at December 31, 2020.

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

Our loan portfolio is our most significant earning asset, comprising 78.9% and 80.6% of our total assets as of June 30, 2021 and December 31, 2020, respectively. Our strategy is to grow our loan portfolio by originating quality commercial and consumer loans that comply with our credit policies and that produce revenues consistent with our financial objectives. We believe our loan portfolio is well-balanced, which provides us with the opportunity to grow while monitoring our loan concentrations.

Loans increased $33.8 million, or 1.5%, to $2.23 billion as of June 30, 2021 as compared to $2.19 billion as of December 31, 2020. This increase during the first six months of 2021 has been comprised of a decrease of $40.6 million or 9.1% in commercial and industrial loans, an increase of $49.9 million or 5.0% in commercial real estate loans, an increase of $0.6 million or 0.4% in construction and development loans, an increase of $26.4 million or 4.8% in residential 1-4 family loans and a decrease of $2.7 million or 3.9% in consumer and other loans.

The following table presents the balance and associated percentage of each major category in our loan portfolio at June 30, 2021, December 31, 2020, and June 30, 2020:

	June 30,		December 31,		June 30,
	2021	% of Total	2020	% of Total	2020	% of Total

	(dollars in thousands)
Commercial & industrial
Commercial & industrial	$408,341	18%	$447,344	20%	$574,052	27%
Deferred costs net of unearned fees	(3,897)	0%	(2,352)	0%	(7,258)	0%
Total commercial & industrial	404,444	18%	444,992	20%	566,794	27%
Commercial real estate
Owner Occupied	559,886	25%	549,619	25%	525,908	25%
Non-owner occupied	482,850	22%	443,144	20%	410,931	19%
Deferred costs net of unearned fees	(575)	0%	(514)	0%	(329)	0%
Total commercial real estate	1,042,161	47%	992,249	45%	936,510	44%
Construction & Development
Construction & Development	140,694	6%	140,042	7%	126,653	6%
Deferred costs net of unearned fees	(10)	0%	32	0%	(81)	0%
Total construction & development	140,684	6%	140,074	7%	126,572	6%
Residential 1-4 family
Residential 1-4 family	572,233	26%	545,818	25%	451,070	21%
Deferred costs net of unearned fees	8	0%	(12)	0%	49	0%
Total residential 1-4 family	572,241	26%	545,806	25%	451,119	21%
Consumer
Consumer	33,399	2%	30,359	1%	28,532	1%
Deferred costs net of unearned fees	134	0%	129	0%	128	0%
Total consumer	33,533	2%	30,488	1%	28,660	1%
Other Loans
Other	32,402	1%	38,054	2%	5,365	0%
Deferred costs net of unearned fees	(248)	0%	(203)	0%	3	0%
Total other loans	32,154	1%	37,851	2%	5,368	0%
Total loans	$2,225,217	100%	$2,191,460	100%	$2,115,023	100%

Our directors and officers and their associates are customers of, and have other transactions with, the Bank in the normal course of business. All loans and commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than normal risk of collection or present other unfavorable features. At June 30, 2021 and December 31, 2020, total loans outstanding to such directors and officers and their associates were $67.7 million and $67.1 million, respectively. During the six months ended June 30, 2021, $9.7 million of additions and $9.2 million of repayments were made to these loans. At June 30, 2021 and December 31, 2020, all of the loans to directors and officers were performing according to their original terms, other than standard and customary payment deferrals allowed under the CARES act, which were provided under the same terms as all other customers of the Bank.

Loan categories

The principal categories of our loan portfolio are discussed below:

Commercial and Industrial (C&I). Our C&I portfolio totaled $404.4 million and $445.0 million at June 30, 2021 and December 31, 2020, respectively, and represented 18% and 20% of our total loans at those dates.

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

Commercial Real Estate (CRE). Our CRE loan portfolio totaled $1.04 billion and $992.2 million at June 30, 2021 and December 31, 2020, respectively, and represented 47% and 45% of our total loans at those dates.

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

Construction and Development (C&D). Our C&D loan portfolio totaled $140.7 million and $140.1 million at June 30, 2021 and December 31, 2020, respectively, and represented 6% and 7% of our total loans at those dates.

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

Residential 1 – 4 Family. Residential 1 – 4 family loans held in portfolio amounted to $572.2 million and $545.8 million at June 30, 2021 and December 31, 2020, respectively, and represented26% and 25% of our total loans at those dates.

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

We were servicing mortgage loans sold to others without recourse of approximately $662.7 million at June 30, 2021 and $612.7 million at December 31, 2020.

Loans sold with the retention of servicing assets result in the capitalization of servicing rights. Loan servicing rights are included in other assets and are carried at fair value. The net balance of capitalized servicing rights amounted to $4.3 million and $3.7 million at June 30, 2021 and December 31, 2020.

Consumer Loans. Our consumer loan portfolio totaled $33.5 million and $30.5 million at June 30, 2021 and December 31, 2020, respectively, and represented 2% and 1% of our total loans at those dates. Consumer loans include secured and unsecured loans, lines of credit and personal installment loans.

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

Other Loans. Our other loans totaled $32.2 million and $37.9 million at June 30, 2021 and December 31, 2020, respectively, and are immaterial to the overall loan portfolio. The other loans category consists primarily of over-drafted depository accounts, loans utilized to purchase or carry securities and loans to nonprofit organizations.

Loan Portfolio Maturities. The following tables summarize the dollar amount of loans maturing in our portfolio based on their loan type and contractual terms to maturity at June 30, 2021 and December 31, 2020, respectively. The tables do not include any estimate of prepayments, which can significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One Year or	One to Five	Over Five
As of June 30, 2021	Less	Years	Years	Total

	(dollars in thousands)
Commercial & industrial	$103,278	$217,148	$84,018	$404,444
Commercial real estate	86,962	419,745	535,454	1,042,161
Construction & Development	23,771	19,560	97,353	140,684
Residential 1-4 family	12,099	58,820	501,322	572,241
Consumer and other	11,007	33,203	21,477	65,687
Total	$237,117	$748,476	$1,239,624	$2,225,217

	One Year or	One to Five	Over Five
As of December 31, 2020	Less	Years	Years	Total

	(dollars in thousands)
Commercial & industrial	$52,315	$306,198	$86,479	$444,992
Commercial real estate	112,260	410,469	469,520	992,249
Construction & Development	29,789	15,164	95,121	140,074
Residential 1-4 family	19,641	59,375	466,790	545,806
Consumer and other	5,990	44,324	18,025	68,339
Total	$219,995	$835,530	$1,135,935	$2,191,460

The following tables summarize the dollar amount of loans maturing in our portfolio based on whether the loan has a fixed or variable rate of interest and their contractual terms to maturity at June 30, 2021 and December 31, 2020, respectively. The tables do not include any estimate of prepayments, which can significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One Year	One to Five	Over Five
As of June 30, 2021	or Less	Years	Years	Total

	(dollars in thousands)
Predetermined interest rates	$136,753	$667,669	$783,099	$1,587,521
Floating or adjustable interest rates	100,364	80,807	456,525	637,696
Total	$237,117	$748,476	$1,239,624	$2,225,217

	One Year	One to Five	Over Five
As of December 31, 2020	or Less	Years	Years	Total

	(dollars in thousands)
Predetermined interest rates	$141,578	$574,071	$389,942	$1,105,591
Floating or adjustable interest rates	136,700	97,641	396,411	630,752
Total	$278,278	$671,712	$786,353	$1,736,343

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

Our nonperforming assets consist of nonperforming loans and foreclosed real estate. Nonperforming loans are those on which the accrual of interest has stopped, as well as loans that are contractually 90 days past due on which interest continues to accrue. The composition of our nonperforming assets is as follows:

	June 30,	December 31,	June 30,
	2021	2020	2020

	(dollars in thousands)
Nonaccruals	$12,008	$10,796	$23,037
Loans past due > 90 days, but still accruing	351	1,738	81
Total nonperforming loans	$12,359	$12,534	$23,118
Accruing troubled debt restructured loans	$1,240	$1,132	$1,206
Nonperforming loans as a percent of gross loans	0.55%	0.57%	1.09%
Nonperforming loans as a percent of total assets	0.44%	0.46%	0.87%

At June 30, 2021 and December 31, 2020, impaired loans had specific reserves of $0.5 million and $0.9 million, respectively.

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

As of June 30, 2021 and December 31, 2020 the Company had no specific reserves for TDRs.

During 2020 the Bank experienced an increase in customer requests for loan modifications and payment deferrals as a result of impacts of the COVID-19 pandemic. The CARES act, signed into law on March 27, 2020, allowed financial institutions the option to exempt loan modifications related to the COVID-19 pandemic that would otherwise be categorized as a TDR from consideration for TDR treatment. Modifications in the scope of the exemption include forbearance agreements, interest-rate modifications, repayment plan changes and any other similar arrangements that would delay payments of principal or interest. This relief was allowable on modifications on loans which were not more than 30 days past due as of December 31, 2019, and that occur after March 1, 2020, and before the earlier of 60 days after the date on which the national emergency related to the COVID-19 outbreak is terminated. The Company granted payment deferrals to over 625 customers on loans totaling over $271.5 million. These deferrals were primarily for lengths in the range of 60 to 180 days, and were a combination of deferrals of principal payments only (89.7% by dollar value) or both principal and interest payments (10.3% by dollar value). As of June 30, 2021, these totals had decreased to negligible levels.

Classified loans

Accounting standards require the Company to identify loans, where full repayment of principal and interest is doubtful, as impaired loans. These standards require that impaired loans be valued at the present value of expected future cash flows, discounted at the loan’s effective interest rate, or using one of the following methods: the observable market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. We have implemented these standards in our quarterly review of the adequacy of the ALL, and identify and value impaired loans in accordance with guidance on these standards. As part of the review process, we also identify loans classified as watch, which, while still considered pass credits, have characteristics which deserve heightened attention by management.

Loans totaling $72.0 million and $50.1 million were classified substandard under the Bank’s policy at June 30, 2021 and December 31, 2020, respectively. The following table sets forth information related to the credit quality of our loan portfolio at June 30, 2021 and December 31, 2020.

Loan type (in thousands)	Pass	Watch	Classified	Total
As of June 30, 2021 (unaudited)
Commercial & industrial	$373,828	$12,098	$18,518	$404,444
Commercial real estate	910,759	80,484	50,918	1,042,161
Construction & Development	138,598	1,634	452	140,684
Residential 1-4 family	566,127	4,001	2,113	572,241
Consumer	33,522	4	7	33,533
Other loans	32,154	—	—	32,154
Total loans	$2,054,988	$98,221	$72,008	$2,225,217

Loan type (in thousands)	Pass	Watch	Classified	Total
As of December 31, 2020
Commercial & industrial	$413,467	$24,642	$6,883	$444,992
Commercial real estate	848,909	103,096	40,244	992,249
Construction & Development	134,313	5,412	349	140,074
Residential 1-4 family	535,463	7,688	2,655	545,806
Consumer	30,479	9	—	30,488
Other loans	37,428	423	—	37,851
Total loans	$2,000,059	$141,270	$50,131	$2,191,460

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

The following table summarizes the changes in our ALL for the periods indicated:

	Six months ended	Year ended	Six months ended
	June 30,	December 31,	June 30,
	2021	2020	2020

	(dollars in thousands)
Period-end loans outstanding (net of unearned discount and deferred loan fees)	$2,225,217	$2,191,460	$2,115,023
Average loans outstanding (net of unearned discount and deferred loan fees)	$2,247,026	$2,032,157	$1,889,657
Balance of allowance for loan losses at the beginning of period	$17,658	$11,396	$11,396
Loans charged-off:
Commercial & industrial	0	1,087	8
Commercial real estate - owner occupied	24	783	101
Commercial real estate - non-owner occupied	0	0	0
Construction & Development	0	33	0
Residential 1-4 family	0	63	59
Consumer	0	90	0
Other Loans	13	35	9
Total loans charged-off	$37	$2,091	$177

Recoveries of loans previously charged off:
Commercial & industrial	27	4	1
Commercial real estate - owner occupied	0	1,129	640
Commercial real estate - non-owner occupied	5	40	40
Construction & Development	33	0	0
Residential 1-4 family	8	42	37
Consumer	1	0	0
Other Loans	2	13	9
Total recoveries of loans previously charged off:	76	1,228	727
Net Loan charge-offs	$(39)	$863	$(550)
Provision charged to operating expense	1,850	7,125	4,125
Balance at end of period	$19,547	$17,658	$16,071
Ratio of net charge offs during the year to average loans outstanding	(0.00)%	0.04%	(0.03)%
Ratio of allowance for loan losses to loans outstanding	0.88%	0.81%	0.76%

The level of charge-offs depends on many factors, including the national and regional economy. Cyclical lagging factors may result in charge-offs being higher than historical levels. Although the allowance is allocated between categories, the entire allowance is available to absorb losses attributable to all loan categories. Management believes that the current ALL is adequate.

The following table summarizes an allocation of the ALL and the related percentage of loans outstanding in each category for the periods below.

	June 30,		December 31,		June 30,
	2021		2020		2020
(in thousands, except %)	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans
Loan Type:
Commercial & industrial	$2,810	18%	$2,049	20%	$2,548	27%
Commercial real estate - owner occupied	6,693	25%	6,108	25%	6,031	25%
Commercial real estate - non-owner occupied	4,122	22%	3,904	20%	3,798	19%
Construction & Development	1,064	6%	1,027	7%	772	6%
Residential 1-4 family	4,338	26%	3,960	25%	2,705	21%
Consumer	235	2%	201	1%	160	1%
Other Loans	285	1%	409	2%	57	0%
Total allowance	$19,547	100%	$17,658	100%	$16,071	100%

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

Deposits. Our current deposit products include non-interest bearing and interest-bearing checking accounts, savings accounts, money market accounts, and certificate of deposits. As of June 30, 2021, deposit liabilities accounted for approximately 86.8% of our total liabilities and equity. We accept deposits primarily from customers in the communities in which our branches and offices are located, as well as from small businesses and other customers throughout our lending area. We rely on our competitive pricing and products, quality customer service, and convenient locations and hours to attract and retain deposits. Deposit rates and terms are based primarily on current business strategies, market interest rates, liquidity requirements and our deposit growth goals.

Total deposits were $2.45 billion and $2.32 billion as of June 30, 2021 and December 31, 2020, respectively. Noninterest-bearing deposits at June 30, 2021 and December 31, 2020, were $782.9 million and $715.6 million, respectively, while interest-bearing deposits were $1.66 billion and $1.61 billion at June 30, 2021 and December 31, 2020, respectively.

At June 30, 2021, we had a total of $285.3 million in certificates of deposit, including $12.5 million of brokered deposits. Based on historical experience and our current pricing strategy, we believe we will retain a majority of these accounts upon maturity, although our long-term strategy is to minimize reliance on certificates of deposits by increasing relationship deposits in lower earning savings and demand deposit accounts.

The following tables set forth the average balances of our deposits for the periods indicated:

	Six months ended			Year ended			Six months ended
	June 30, 2021			December 31, 2020			June 30, 2020
			Weighted			Weighted			Weighted
	Amount	Percent	average rate	Amount	Percent	average rate	Amount	Percent	average rate

	(dollars in thousands)

Noninterest-bearing demand deposits	$765,141	31.8%	N/A	$634,939	29.7%	N/A	$564,879	28.4%	N/A
Interest-bearing checking deposits	216,498	9.0%	0.12%	194,718	9.1%	0.34%	193,946	9.8%	0.55%
Savings deposits	459,267	19.1%	0.36%	356,091	16.7%	0.50%	324,795	16.3%	0.66%
Money market accounts	643,526	26.8%	0.34%	563,847	26.4%	0.55%	517,476	26.0%	0.74%
Certificates of deposit	303,153	12.6%	1.23%	367,054	17.2%	1.74%	368,417	18.5%	1.96%
Brokered deposits	17,205	0.7%	2.83%	18,428	0.9%	2.88%	17,056	0.9%	2.93%
Total	$2,404,790	100%		$2,135,077	100%		$1,986,569	100%

Certificates of deposit of $100,000 or greater by maturity are as follows:

	June 30,	December 31,	June 30,
	2021	2020	2020

	(dollars in thousands)
Less than 3 months remaining	$29,274	$33,672	$28,327
3 to 6 months remaining	13,650	43,163	27,435
6 to 12 months remaining	37,595	31,614	71,600
12 months or more remaining	44,584	45,611	53,877
Total	$125,103	$154,060	$181,239

Retail certificates of deposit of $100,000 or greater totaled $125.1 million and $154.1 million at June 30, 2021 and December 31, 2020, respectively. Interest expense on retail certificates of deposit of $100,000 or greater was $1.0 million for the six months ended June 30, 2021, and $3.1 million for the year ended December 31, 2020.

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated:

	June 30,	December 31,	June 30,
	2021	2020	2020

	(dollars in thousands)
Interest Rate:
Less than 1.00%	$164,869	$115,478	$53,821
1.00% to 1.99%	43,687	105,376	172,736
2.00% to 2.99%	54,161	98,275	147,204
3.00% to 3.99%	22,587	29,182	31,381
Total	$285,304	$348,311	$405,142

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

The following table summarizes securities sold under repurchase agreements, and the weighted average interest rates paid:

	Six months ended	Year ended	Six months ended
(dollars in thousands)	June 30, 2021	December 31, 2020	June 30, 2020
Average daily amount of securities sold under repurchase agreements during the period	$38,242	$34,984	$45,633
Weighted average interest rate on average daily securities sold under repurchase agreements	0.03%	0.32%	0.47%
Maximum outstanding securities sold under repurchase agreements at any month-end	$53,857	$79,718	$79,718
Securities sold under repurchase agreements at period end	$21,679	$36,377	$57,442
Weighted average interest rate on securities sold under repurchase agreements at period end	0.05%	0.04%	0.03%

Borrowings

The Company’s borrowings have historically consisted primarily of FHLB of Chicago advances collateralized by a blanket pledge agreement on the Company’s FHLB capital stock and retail and commercial loans held in the Company’s portfolio. There were $9.1 million of advances outstanding from the FHLB at June 30, 2021, and $23.3 million as of December 31, 2020.

The total loans pledged as collateral were $831.6 million at June 30, 2021 and $825.3 million at December 31, 2020. The company had no outstanding letters of credit from the FHLB at June 30, 2021 and $0.8 million outstanding at December 31, 2020.

The following table summarizes borrowings, which consist of borrowings from the FHLB, and the weighted average interest rates paid:

	Six months	Year ended	Six months
	ended	December 31,	ended
(dollars in thousands)	June 30, 2021	2020	June 30, 2020
Average daily amount of borrowings outstanding during the period	$13,741	$35,622	$46,573
Weighted average interest rate on average daily borrowing	0.38%	1.37%	1.64%
Maximum outstanding borrowings at any month-end	$15,338	$58,800	$58,800
Borrowing outstanding at period end	$9,108	$23,338	$24,988
Weighted average interest rate on borrowing at period end	1.07%	1.22%	1.29%

Lines of credit and other borrowings.

We maintain a $7.5 million line of credit with another commercial bank, which was entered into on May 15, 2021. There were no outstanding balances on this note at June 30, 2021. Any future borrowings will required monthly payments of interest at a variable rate, and will be due in full on May 15, 2022.

During September 2017, the Company entered into subordinated note agreements with three separate commercial banks. As of June 30, 2021 and December 31, 2020, outstanding balances under these agreements totaled $11.5 million. These notes were all issued with 10-year maturities, carry interest at a variable rate payable quarterly, are callable on or after the sixth anniversary of their issuance dates, and qualify for Tier 2 capital for regulatory purposes.

During July 2020, the Company entered into subordinated note agreements with two separate commercial banks. As of June 30, 2021 and December 31, 2020, outstanding balances under these agreements totaled $6.0 million. These notes were issued with 10-year maturities, will carry interest at a fixed rate of 5.0% through June 30, 2025, and at a variable rate thereafter, payable quarterly. These notes are callable on or after January 1, 2026 and qualify for Tier 2 capital for regulatory purposes.

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

Securities available for sale consist of obligations of states and political subdivision, mortgage-backed securities, and corporate notes. Securities classified as available for sale, which management has the intent and ability to hold for an indefinite period of time, but not necessarily to maturity, are carried at fair value, with unrealized gains and losses, net of related deferred income taxes, included in stockholders’ equity as a separate component of other comprehensive income. The fair value of securities available for sale totaled $153.8 million and included gross unrealized gains of $7.1 million and gross unrealized losses of $0.1 at June 30, 2021. At December 31, 2020, the fair value of securities available for sale totaled $165.0 million and included gross unrealized gains of $8.0 million and gross unrealized losses of $0.1 million.

Securities classified as held to maturity consist of obligations of states and political subdivisions. These securities, which management has the intent and ability to hold to maturity, are reported at amortized cost. Securities held to maturity totaled $5.9 million and $6.7 million at June 30, 2021 and December 31, 2020, respectively.

The Company had no recognized gains or losses on sales of securities during the six-months ended June 30, 2021. The Company recognized a net gain on sale of available for sale securities of $0.1 million during the six-months ended June 30, 2020. The Company recognized a net gain of $3.1 million on sale of held to maturity securities during the six-months ended June 30, 2020.

The following table sets forth the fair value of available for sale investment securities, the amortized costs of held to maturity and the percentage distribution at the dates indicated:

	June 30,		December 31,
	2021		2020
	Amount	Percent	Amount	Percent

	(dollars in thousands)
Available for sale securities, at estimated fair value
U.S. Treasury securities	$9,717	6%	$—	0%
Obligations of U.S. Government sponsored agencies	17,342	11%	18,779	11%
Obligations of states and political subdivisions	70,283	46%	72,217	44%
Mortgage-backed securities	38,584	25%	44,199	27%
Corporate notes	16,069	10%	27,743	17%
Certificates of deposit	1,823	1%	2,101	1%
Total securities available for sale	153,818	100%	165,039	100%
Held to maturity securities, at amortized cost
Obligations of states and political subdivisions	5,912	100%	6,669	100%
Total	$159,730		$171,708

The following tables set forth the composition and maturities of investment securities as of June 30, 2021 and December 31, 2020. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

			After One, But		After Five, But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)

	(dollars in thousands)
At June 30, 2021
Available for sale securities
U.S. Treasury securities	$—	0.0%	$—	0.0%	$9,586	1.6%	$—	0.0%	$9,586	1.6%
Obligations of U.S. Government sponsored agencies	—	0.0%	306	0.1%	2,079	2.1%	14,615	1.8%	17,000	1.8%
Obligations of states and political subdivisions	589	3.2%	4,833	3.7%	14,054	3.4%	46,661	3.4%	66,137	3.4%
Mortgage-backed securities	1	4.8%	15,311	2.5%	13,915	2.9%	7,424	2.5%	36,651	2.6%
Corporate notes	—	0.0%	4,967	3.3%	9,272	3.9%	1,462	5.1%	15,701	3.8%
Certificates of deposit	248	0.7%	1,546	1.1%	—	0.0%	—	0.0%	1,794	1.0%
Total available for sale securities	$838	2.5%	$26,963	2.7%	$48,906	2.9%	$70,162	3.0%	$146,869	2.9%
Held to maturity securities
Obligations of states and political subdivisions	$714	2.3%	$3,494	2.6%	$1,704	3.0%	$—	—	$5,912	2.7%
Total	$1,552	2.4%	$30,457	2.7%	$50,610	2.9%	$70,162	3.0%	$152,781	2.9%

			After One, But		After Five, But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)

	(dollars in thousands)
At December 31, 2020
Available for sale securities
Obligations of U.S.
Government sponsored agencies	$302	(0.4)%	$310	0.1%	$2,184	2.1%	$15,480	1.8%	$18,276	1.8%
Obligations of states and political subdivisions	593	3.2%	4,724	3.7%	13,412	3.3%	48,924	3.4%	67,653	3.4%
Mortgage-backed securities	1,585	2.2%	15,554	2.5%	14,864	2.9%	9,801	2.6%	41,804	2.6%
Corporate notes	11,960	2.9%	4,961	3.3%	—	0.0%	10,437	0.9%	27,358	2.2%
Certificates of deposit	501	1.3%	1,562	1.0%	—	0.0%	—	0.0%	2,063	1.1%
Total available for sale securities	$14,941	2.7%	$27,111	2.7%	$30,460	3.0%	$84,642	2.7%	$157,154	2.8%
Held to maturity securities
Obligations of states and political subdivisions	$751	1.8%	$3,523	2.6%	$2,395	2.9%	$—	—	$6,669	2.6%
Total	$15,692	2.6%	$30,634	2.7%	$32,855	3.0%	$84,642	2.7%	$163,823	2.8%
(1)	Weighted Average Yield is shown on a fully taxable equivalent basis using a federal tax rate of 21% at June 30, 2021 and December 31, 2020, respectively.

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

As of June 30, 2021, 2 debt securities had gross unrealized losses, with an aggregate depreciation of 0.1% from our amortized cost basis. The largest unrealized loss percentage of any single security was 1.8% (or $105,000 of its amortized cost. This was also the largest unrealized dollar loss of any security.

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

Capital Adequacy. Total stockholders’ equity was $311.4 million at June 30, 2021 compared to $294.9 million at December 31, 2020.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, requires the federal bank regulatory agencies to take “prompt corrective action” regarding depository institutions that do not meet minimum capital requirements. FDICIA establishes five regulatory capital tiers: “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized”. A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. The FDICIA imposes progressively more restrictive restraints on operations, management and capital distributions, depending on the category in which an institution is classified. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions may not accept brokered deposits absent a waiver from the FDIC, are subject to growth limitations and are required to submit capital restoration plans for regulatory approval. A depository institution’s holding company must guarantee any required capital restoration plan, up to an amount equal to the lesser of 5 percent of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. Federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. All of the federal bank regulatory agencies have adopted regulations establishing relevant capital measures and relevant capital levels for federally insured depository institutions. The Bank was well capitalized at June 30, 2021, and brokered deposits are not restricted.

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

Federal banking regulators have issued risk-based capital guidelines, which assign risk factors to asset categories and off-balance-sheet items. The following table reflects capital ratios computed utilizing the implemented Basel III regulatory capital framework discussed above:

					Minimum Capital
					Required for
					Capital Adequacy		Minimum To Be
					Plus Capital		Well-Capitalized
			Minimum Capital		Conservation Buffer		Under Prompt
			Required for		Basel III Fully		Corrective Action
	Actual		Capital Adequacy		Phased In		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
At June 30, 2021
Bank First Corporation:
Total capital (to risk-weighted assets)	$283,332	12.2%	N/A	N/A	N/A	N/A	N/A	N/A
Tier I capital (to risk-weighted assets)	246,285	10.6%	N/A	N/A	N/A	N/A	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	246,285	10.6%	N/A	N/A	N/A	N/A	N/A	N/A
Tier I capital (to average assets)	246,285	8.9%	N/A	N/A	N/A	N/A	N/A	N/A
Bank First, N.A:
Total capital (to risk-weighted assets)	$281,985	12.1%	185,743	8.0%	243,787	10.5%	232,178	10.0%
Tier I capital (to risk-weighted assets)	262,438	11.3%	139,307	6.0%	197,352	8.5%	185,743	8.0%
Common equity tier I capital (to risk-weighted assets)	262,438	11.3%	104,480	4.5%	162,525	7.0%	150,916	6.5%
Tier I capital (to average assets)	262,438	9.5%	110,534	4.0%	110,534	4.0%	138,167	5.0%
At December 31, 2020
Bank First Corporation:
Total capital (to risk-weighted assets)	$263,344	11.7%	N/A	N/A	N/A	N/A	N/A	N/A
Tier I capital (to risk-weighted assets)	228,186	10.2%	N/A	N/A	N/A	N/A	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	228,186	10.2%	N/A	N/A	N/A	N/A	N/A	N/A
Tier I capital (to average assets)	228,186	8.7%	N/A	N/A	N/A	N/A	N/A	N/A
Bank First, N.A:
Total capital (to risk-weighted assets)	$263,129	11.7%	179,420	8.0%	235,489	10.50%	224,275	10.0%
Tier I capital (to risk-weighted assets)	245,471	10.9%	134,565	6.0%	190,634	8.50%	179,420	8.0%
Common equity tier I capital (to risk-weighted assets)	245,471	10.9%	100,924	4.5%	156,993	7.00%	145,779	6.5%
Tier I capital (to average assets)	245,471	9.5%	103,814	4.0%	103,814	4.00%	129,768	5.0%

As previously mentioned, the Company carried $17.5 million of subordinated debt as of June 30, 2021 and December 31, 2020, respectively, which is included in total capital for the Company in the tables above.

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

Loan commitments and standby and direct pay letters of credit do not necessarily represent our future cash requirements because while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. Our off-balance sheet arrangements at the dates indicated were as follows:

	Amounts of Commitments Expiring - By Period as of June 30, 2021
		Less Than	One to Three	Three to Five	After Five
Other Commitments	Total	One Year	Years	Years	Years

	(dollars in thousands)
Unused lines of credit	$470,833	$234,684	$80,870	$42,590	$112,689
Standby and direct pay letters of credit	9,021	5,343	3,253	423	2
Credit card arrangements	11,210	—	—	—	11,210
Total commitments	$491,064	$240,027	$84,123	$43,013	$123,901

	Amounts of Commitments Expiring - By Period as of December 31, 2020
		Less Than	One to	Three to	After Five
Other Commitments	Total	One Year	Three Years	Five Years	Years

	(dollars in thousands)
Unused lines of credit	$461,036	$249,691	$83,557	$26,295	$101,493
Standby and direct pay letters of credit	7,567	5,800	1,400	364	3
Credit card arrangements	10,867	—	—	—	10,867
Total commitments	$479,470	$255,491	$84,957	$26,659	$112,363

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

This simulation assumes that there is no growth in interest-earning assets or interest-bearing liabilities over the next 12 months. The changes to net interest income shown below are in compliance with the Company’s policy guidelines. As of June 30, 2021:

Change in Interest Rates	Percentage Change in
(in Basis Points)	Net Interest Income
+400	7.7%
+300	6.6%
+200	5.4%
+100	3.3%
-100	(2.9)%

As of December 31, 2020:

Change in Interest Rates	Percentage Change in
(in Basis Points)	Net Interest Income
+400	4.7%
+300	4.2%
+200	3.9%
+100	2.7%
-100	(3.3)%

Economic Value of Equity Analysis. We also analyze the sensitivity of the Company’s financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between estimated changes in the present value of the Company’s assets and estimated changes in the present value of the Company’s liabilities assuming various changes in current interest rates. The Company’s economic value of equity analysis as of June 30, 2021 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Company would experience a 14.0% increase in the economic value of equity. At the same date, our analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, the Company would experience a 4.7% decrease in the economic value of equity. The estimates of changes in the economic value of our equity require us to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on the economic value of our equity. Although our economic value of equity analysis provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of our equity and will differ from actual results.

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

Changes in Internal Control Over Financial Reporting

No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

We are a party to various litigation in the normal course of business. Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on our financial position, results of operations or liquidity.

ITEM 1A.     RISK FACTORS

Additional information regarding risk factors appears in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements” of this Form 10-Q and in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes during the quarterly period ended June 30, 2021 to the risk factors previously disclosed in the Company’s Annual Report.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.
(b)	None.
(c)	Issuer Purchases of Equity Securities

On April 20, 2021, the Company renewed its share repurchase program, pursuant to which the Company may repurchase up to $12 million of its common stock, par value $0.01 per share, for a period of one (1) year. The program was announced in a Current Report on Form 8-K on April 20, 2021. The table below sets forth information regarding repurchases of our common stock during the second quarter of 2021 under that program and other repurchases.

			Total Number	Maximum Number
			of Shares Repurchased as	of Shares
			Part of	that May Yet Be
	Total Number of Shares	Average Price Paid per	Publicly Announced	Purchased Under the
(in thousands, except per share data)	Repurchased	Share(1)	Plans or Programs	Plans or Programs(2)
April 2021	949	$72.05	949	171,044
May 2021	24,493	71.36	24,493	146,551
June 2021	14,558	71.57	14,558	131,993
Total	40,000	$71.45	40,000	131,993
(1)	The average price paid per share is calculated on a trade date basis for all open market transactions and excludes commissions and other transaction expenses.
(2)	Based on the closing per share price as of June 30, 2021 ($69.77).

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

BANK FIRST CORPORATION

DATE:	August 9, 2021	BY:	/s/Kevin M. LeMahieu
Kevin M. LeMahieu
Chief Financial Officer
(Principal Financial and Accounting Officer)