Form 10-K
period 2021-12-31
Bank First Corp
filed 2022-03-16
CIK 1746109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____.

Commission file number 001-38676

BANK FIRST CORPORATION

(Exact name of registrant as specified in its charter)

Wisconsin	39-1435359
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

402 North 8th Street Manitowoc, Wisconsin	54220	(920) 652-3100
(Address of principal executive offices)	(Zip Code)	Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	BFC	The Nasdaq Stock Market LLC

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

As of June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s common stock held by non-affiliates of the registrant was $536 million, based on the closing sales price of $69.77 per share as reported on the Nasdaq Capital Market.

As of March 16, 2022, 7,584,903 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information required by Part III of this Annual Report are incorporated by reference from the Registrant’s definitive Proxy Statement for the 2022 annual meeting of shareholders to be filed with Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report.

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

These forward-looking statements are not historical facts, and are based upon current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. The inclusion of these forward-looking statements should not be regarded as a representation by us or any other person that such expectations, estimates and projections will be achieved. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict and that are beyond our control. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date of this Annual Report, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

●	business and economic conditions nationally, regionally and in our target markets, particularly in Wisconsin and the geographic areas in which we operate;
●	concentration of our loan portfolio in real estate loans and changes in the prices, values and sales volumes of commercial and residential real estate;
●	the concentration of our business within our geographic areas of operation in Wisconsin;
●	the negative impacts and disruptions resulting from the continued effects of COVID-19 on the economies and communities we serve, which has had and will likely continue to have an adverse impact on our business operations and performance, and has and may continue to have a negative impact on our credit portfolio, stock price, borrowers, and the economy as a whole both globally and domestically;
●	the risk that a future economic downturn and contraction could have a material adverse effect on our capital, financial condition, credit quality, results of operations and future growth, including the risk that the strength of the current economic recovery could be weakened by the continued impact of COVID-19 and by current supply chain challenges;
●	credit and lending risks associated with our commercial real estate, commercial and industrial, and construction and development portfolios;
●	government or regulatory responses to the continued COVID-19 pandemic;
●	the impact of the Paycheck Protection Program (the "PPP") loans on our results;
●	disruptions to the credit and financial markets, either nationally or globally;
●	uncertainty related to the transition away from the London Inter-bank Offered Rate ("LIBOR");
●	increased competition in the banking and mortgage banking industry, nationally, regionally or locally;
●	our ability to execute our business strategy to achieve profitable growth;

●	the dependence of our operating model on our ability to attract and retain experienced and talented bankers in each of our markets;
●	risks that our cost of funding could increase, in the event we are unable to continue to attract stable and low-cost deposits;
●	our ability to maintain our operating efficiency;
●	failure to keep pace with technological change or difficulties when implementing new technologies;
●	weakness in the real estate market, including the secondary residential mortgage market, which can affect, among other things, the value of collateral securing mortgage loans, mortgage loan originations and delinquencies, profits on sales of mortgage loans, and the value of mortgage servicing rights;
●	our ability to attract and maintain business banking relationships with well-qualified businesses, real estate developers and investors with proven track records in our market areas;
●	our ability to attract sufficient loans that meet prudent credit standards, including in our commercial and industrial and owner-occupied commercial real estate loan categories;
●	failure to maintain adequate liquidity and regulatory capital and comply with evolving federal and state banking regulations;
●	inability of our risk management framework to effectively mitigate credit risk, interest rate risk, liquidity risk, price risk, compliance risk, operational risk, strategic risk and reputational risk;
●	failure to develop new, and grow our existing, streams of noninterest income;
●	our ability to oversee the performance of third-party service providers that provide material services to our business;
●	our ability to maintain expenses in line with current projections;
●	our dependence on our management team and our ability to motivate and retain our management team;
●	our ability to attract and retain qualified employees;
●	risks related to any future acquisitions, including failure to realize anticipated benefits from future acquisitions;
●	the timing, anticipated benefits and financial impact of the proposed acquisition of Denmark Bancshares, Inc. (“Denmark”);
●	the anticipated timing of the closing of the proposed acquisition and the acceptance by the customers of Denmark of the Company and Bank's products and services;
●	inability to find acquisition candidates that will be accretive to our financial condition and results of operations;
●	system failures, data security breaches, including as a result of cyberattacks, or failures to prevent breaches of our network security or that of our data processing subsidiary, UFS, LLC;
●	data processing system failures and errors;
●	fraudulent and negligent acts by our clients, employees or vendors;
●	our financial reporting controls and procedures’ ability to prevent or detect all errors or fraud;
●	our ability to identify and address potential cybersecurity risks, including data security breaches, credential stuffing, malware, “denial-of-service” attacks, “hacking” and identify theft, a failure of which could disrupt our business and result in the disclosure of and/or misuse or misappropriation of confidential or proprietary information, disruption or damage to our systems, increased costs, losses, or adverse effects to our reputation;
●	fluctuations in the market value and its impact in the securities held in our securities portfolio;
●	the adequacy of our reserves (including allowance for loan and losses (“ALLL”)) and the appropriateness of our methodology for calculating such reserves;
●	increased loan losses or impairment of goodwill and other intangibles;
●	the makeup of our asset mix and investments;
●	our focus on small and mid-sized businesses;

●	an inability to raise necessary capital to fund our growth strategy, operations or to meet increased minimum regulatory capital levels;
●	the sufficiency of our capital, including sources of such capital and the extent to which capital may be used or required;
●	inflation, interest rate, securities market and monetary fluctuations and the respective impact on our financial condition and results of operation;
●	the institution and outcome of litigation and other legal proceeding against us or to which we become subject;
●	changes in our accounting standards;
●	the impact of recent and future legislative and regulatory changes;
●	examinations by our regulatory authorities;
●	governmental monetary and fiscal policies;
●	changes in the scope and cost of Federal Deposit Insurance Corporation (“FDIC”) insurance and other coverage;
●	political instability, acts of God, or of war or terrorism; and
●	other factors and risks described under the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections herein.

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

PART I

ITEM 1. BUSINESS

General Overview

Bank First Corporation is a Wisconsin corporation that was organized in April 1982 to serve as the holding company for Bank First, N.A., a national banking association founded in 1894. The Bank is a wholly-owned subsidiary of the Company. The Company and the Bank are headquartered in Manitowoc, Wisconsin, and the Bank is a member of the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and regulated by the Office of the Comptroller of the Currency (the “OCC”). The Bank has twenty-one (21) offices, including its headquarters, in Manitowoc, Outagamie, Brown, Winnebago, Sheboygan, Waupaca, Ozaukee, Monroe, and Jefferson counties in the State of Wisconsin. We serve businesses, professionals and consumers with a wide variety of financial services, including retail and commercial banking. Some of the products that we offer include checking accounts, savings accounts, money market accounts, cash management accounts, certificates of deposit, commercial and industrial loans, commercial real estate loans, construction and development loans, residential mortgages, consumer loans, credit cards, online banking, telephone banking and mobile banking.

The Bank has four subsidiaries: UFS, LLC (“UFS”), Bank First Investments, Inc., TVG Holdings, Inc. (“TVG”) and BFC Title, LLC. UFS is a Wisconsin limited liability company organized in 2014, in which the Bank is a 49.8% member. UFS provides core data processing, endpoint management, cloud services, cyber security, and digital banking solutions to the Bank and many other community banks in and around Wisconsin. Bank First Investments, Inc. is a Wisconsin corporation organized in 2011, and is wholly-owned by the Bank. Bank First Investments, Inc.’s purpose is to provide investment and safekeeping services to the Bank. TVG is a Wisconsin corporation organized in 2009. It is a wholly-owned subsidiary of the Bank, and its purpose is to hold the Bank’s 40% ownership interest in Ansay & Associates, LLC (“Ansay”). Ansay is one of the nation’s largest independent insurance providers, and the Bank’s minority ownership of Ansay allows the Bank to provide diversified services to our customers without the risk and expense of an in-house insurance department. BFC Title, LLC is a Wisconsin limited liability company organized in 2020. It is a wholly-owned subsidiary of the Bank, and its purpose is to hold the Bank’s 5.88% ownership interest in Generations Title, LLC, a Wisconsin title company. Aside from the Bank, the Company also has another wholly-owned subsidiary, Veritas Asset Holdings, LLC, a troubled asset liquidation company.

As of December 31, 2021, we had total consolidated assets of $2.94 billion, total loans of $2.24 billion, total deposits of $2.53 billion and total stockholders’ equity of $322.7 million. The Bank employs approximately 287 full-time equivalent employees (“FTE”), and has an assets-to-FTE ratio of approximately $10.2 million. For more information, see the Bank’s website at www.bankfirst.com.

Recent acquisitions

Partnership Community Bancshares, Inc.

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

Timberwood Bancshares, Inc.

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

Denmark Bancshares, Inc.

On January 18, 2022, the Company entered into an Agreement and Plan of Merger with Denmark Bancshares, Inc., a Wisconsin corporation, whereby Denmark will be merged with and into the Company. Pursuant to entering into the Merger Agreement, the Bank and Denmark’s wholly-owned subsidiary bank, Denmark State Bank, will enter into a Plan of Bank Merger whereby Denmark State Bank will be merged with and into the Bank immediately following the merger of Denmark with the Company. The Merger Agreement has been unanimously approved by the boards of directors of the Company and Denmark. The transaction is expected to close in the early third quarter of 2022, subject to customary closing conditions, including regulatory approvals and shareholder approvals from both the Company’s and Denmark’s shareholders.

Pursuant to the terms of the Merger Agreement, Denmark shareholders will have the right to receive, at each shareholder’s election, either $38.10 in cash or 0.5276 of a share of the Company’s common stock, subject to share reconciliation, proration, and allocation procedures, such that at least 80% of Denmark shares will receive stock consideration and no more than 20% of Denmark shares will receive cash consideration. Notwithstanding the foregoing, the aggregate merger consideration is subject to a downward adjustment if Denmark’s tangible equity capital (as calculated per the Merger Agreement) is less than $67,565,297 at the time of closing of the Merger.

The Company accounts for these transactions under the acquisition method of accounting, and thus, the financial position and results of operations of acquired institutions prior to the consummation date are not included in the accompanying consolidated financial statements. The acquisition method of accounting requires assets purchased and liabilities assumed to be recorded at their respective fair values at the date of acquisition. The Company determines the fair value of core deposit intangibles, securities, premises and equipment, loans, other assets and liabilities, deposits and borrowings with the assistance of third party valuations, appraisals, and third party advisors. The estimated fair values are subject to refinement for up to one year after deal consummation as additional information becomes available relative to the closing date fair values.

Strategic Plan

The Bank is a relationship-based community bank focused on providing innovative products and services that are value driven to the communities we serve. The Bank’s culture celebrates diversity, creativity, and responsiveness, with the highest ethical standards. Employees are supported and encouraged to develop their careers. They are empowered with the tools to be successful and are held accountable for the results they deliver to our customers and shareholders. We maintain a strong credit culture as a foundation of sound asset quality, and we embrace innovation and provide the solutions our customers need and expect. The Bank’s vision is to remain an independent community bank and plans to sustain its independence by remaining one of the top-performing providers of financial services in Wisconsin. The Bank focuses on creating value for its customers and shareholders by forging strong relationships and offering personalized and innovative solutions.

Our strategic priorities are organized around the CAMELS ratings, including Capital, Asset Quality, Management, Earnings, Liquidity, and Sensitivity to Market Rates. We have also added a sixth category to prioritize our strategic goals surrounding Information Technology. Under the heading of Capital, our priorities include (i) growing capital through strong earnings, (ii) maintaining and assessing short and long-term capital goals, (iii) maintaining contingent capital options, and (iv) educating and creating awareness of our Dividend Reinvestment Plan (“DRIP”). Under the heading of Asset Quality, our priorities include (i) maintaining a strong credit culture; (ii) being cognizant of layering of risk; (iii) optimizing the credit life cycle and enhancing credit administration; and (iv) hiring and training well to support our credit culture. Under the heading of Management, our priorities are (i) to review and reassess our organizational structure; (ii) to continue to enhance our succession plan; (iii) to build trust; (iv) to provide consistent and clear messaging to our employees, customers and shareholders; and (v) to sustain and build upon employee engagement. Under the Earnings heading, our priorities include (i) growing relationships; (ii) improving the quality of data across platforms; (iii) exploring and evaluating current and alternative revenue sources; (iv) to structure a cross-solving program; (v) to evaluate and pursue prudent acquisitions; and (vi) to enhance brand awareness. Under the Liquidity heading, our priorities are (i) to deploy excess liquidity; (ii) to optimize our customer portfolio; (iii) to develop the right relationships; and (iv) to maintain an efficient bank network. Under the heading of Sensitivity to Market Rates, our priorities include (i) minimizing optionality; (ii) to assess, determine and implement a deposit mix for the current environment; and (iii) to maintain rate neutrality with a preference towards asset sensitivity. Finally, under the heading of Information Technology, our strategic priorities include (i) optimizing our digital strategy to match internal and external customer expectations; (ii) enhancing and growing our vendor relationships; (iii) developing a robust data roadmap; (iv) establishing a Chief Information Officer role and organizational structure for the Information Technology function; and (v) monitoring the current cybersecurity environment and training employees on risks and appropriate actions.

Market Area

Bank First is a full-service community bank, offering business and retail products and services in communities throughout Wisconsin. Our branches are located in Brown, Jefferson, Manitowoc, Monroe, Outagamie, Ozaukee, Sheboygan, Waupaca, and Winnebago counties. Our main office is located at 402 N. 8th Street, Manitowoc, Wisconsin. In addition, we are currently in the process of constructing a new operations center along the I-43 corridor in Manitowoc. Furthermore, with the proposed acquisition of Denmark, we will also enter into the Shawano County upon the completion of the merger. Based on the deposit market share reports published by the FDIC on June 30, 2021, Bank First ranks in top two of market share in four of the nine counties in which its branches are located.

The nine counties in which the Bank has offices have an estimated aggregate population of 1,104,554, based on U.S. Census data, and total deposits of approximately $28.64 billion as of June 30, 2021, according to the most recent data published by the FDIC.

Competition

The banking business is highly competitive, and we face competition in our market areas from many other local, regional, and national financial institutions. Competition among financial institutions is based on interest rates offered on deposit accounts, interest rates charged on loans, other credit and service charges relating to loans, the quality and scope of the services rendered, the convenience of banking facilities, and, in the case of loans to commercial borrowers, relative lending limits. We compete with commercial banks, credit unions, savings institutions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other mutual funds, fintech companies, as well as regional and national financial institutions that operate offices in our market areas and elsewhere. The competing major commercial banks have greater resources that may provide them a competitive advantage by enabling them to maintain numerous branch offices, mount extensive advertising campaigns and invest in new technologies. The increasingly competitive environment is the result of changes in regulation, changes in technology and product delivery systems, additional financial service providers, and the accelerating pace of consolidation among financial services providers.

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

Our Business

General

We emphasize a range of lending services, including commercial and residential real estate loans, construction and development loans, commercial and industrial loans, and consumer loans. Our customers are generally individuals, small to medium-sized businesses and professional firms that are located in or conduct a substantial portion of their business in our market areas. At December 31, 2021, we had total loans receivable of $2.24 billion, representing approximately 81.9% of our total earning assets. As of December 31, 2021, we had 24 nonaccrual loans totaling approximately $7.2 million, or 0.3% of total loans. For additional discussion related to nonperforming loans, see the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section as well as the notes to the consolidated financial statements.

Loan Approval

Certain credit risks are inherent in making loans. These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers. We attempt to mitigate repayment risks by adhering to our comprehensive and robust internal credit policies and procedures. These policies and procedures include officer and customer lending limits, with approval process for larger loans, documentation examination, and follow-up procedures for any exceptions to credit policies. Our loan approval policies provide for various levels of officer lending authority. The Bank currently employs both a signature process through the line of business as well as credit administration and a committee process which involves the Bank’s board of directors each month. Both approvals and reviews of the credit actions are underwritten by an independent set of credit analysts who report to credit administration. For our loan commitments, a serial sign-off process is utilized up to $5,000,000, requiring multiple signatures for a loan approval. This process ensures that the necessary parties at all authority levels are aware of and approve the commitment. The Bank’s board of directors is involved in credits above this level after they have been through the serial sign-off process. We do not make any loans to any director, executive officer of the Bank, or the related interests of each, unless the loan is approved by the full board of directors of the Bank and is on terms not more favorable than would be available to a person not affiliated with the Bank.

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

Lending Limits

Our lending activities are subject to a variety of lending limits imposed by federal law. In general, the Bank is subject to a legal limit on loans to a single borrower equal to 15% of the Bank’s capital and unimpaired surplus. This legal lending limit will increase or decrease as the Bank’s level of capital increases or decreases. In addition to the legal lending, management and the board of directors have established a more conservative, internal lending limit. The Bank’s legal and internal lending limits are a safety and soundness measure intended to prevent one person or a relatively small and economically related group of persons from borrowing an unduly large amount of the Bank’s funds. It is also intended to safeguard the Bank’s depositors by diversifying the risk of loan losses among a relatively large number of creditworthy borrowers engaged in various types of businesses. Based upon the capitalization of the Bank at December 31, 2021, the Bank’s legal lending limit was $43.8 million and the Bank’s internal lending limit was $35.0 million. Our board of directors will adjust the internal lending limit as deemed necessary to continue to mitigate risk and serve the Bank’s clients. We are also able to sell participations in our larger loans to other financial institutions, which allows us to manage the risk involved in these loans and to meet the lending needs of our clients requiring extensions of credit in excess of these limits.

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

As of December 31, 2021, loans secured by real estate made up approximately $1.68 billion, or 75.3%, of our loan portfolio. These loans generally will fall into one of two categories:

●	Commercial Real Estate. Commercial real estate loans generally have terms of 10 years or less, although payments may be structured on a longer amortization basis. We evaluate each borrower on an individual basis and attempt to determine their business risks and credit profile. We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied industrial, office, and retail buildings where the loan-to-value ratio, established by independent appraisals, does not generally exceed 85% of cost or appraised value. We also generally require that a borrower’s cash flow exceed 110% of monthly debt service obligations. In order to ensure secondary sources of payment and liquidity to support a loan request, we typically review all of the personal financial statements of the principal owners and require their personal guaranties. Commercial real estate loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the property to service the debt. Because our loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our levels of nonperforming assets. As of December 31, 2021, commercial real estate loans made up approximately $1.11 billion or 49.7% of our loan portfolio.
●	Residential Mortgage Loans and Home Equity Loans. We originate and hold short-term and long-term first mortgages and traditional second mortgage residential real estate loans. Generally, we limit the loan-to-value ratio on our residential real estate loans to 90%. We offer fixed and adjustable rate residential real estate loans with terms of up to 30 years. We also offer a variety of lot loan options to consumers to purchase the lot on which they intend build their home. We also offer traditional home equity loans and lines of credit. Our underwriting criteria for, and the risks associated with, home equity loans and lines of credit are generally the same as those for first mortgage loans. Home equity loans typically have terms of 20 years or less. We generally limit the extension of credit to 90% of the available equity of each property. As of December 31, 2021, residential mortgage loans and home equity loans made up approximately $571.8 million or 25.6% of our loan portfolio.

Commercial and Industrial Loans

We have significant expertise in small to middle market commercial and industrial lending. Our success is the result of our product and market expertise, and our focus on delivering high-quality, customized and quick turnaround service for our clients due to our focus on maintaining an appropriate balance between prudent, disciplined underwriting, on the one hand, and flexibility in our decision making and responsiveness to our clients, on the other hand, which has allowed us to grow our commercial and industrial loan portfolio while maintaining strong asset quality. As of December 31, 2021, commercial and industrial loans made up approximately $366.2 million or 16.4% of our loan portfolio.

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

We attempt to reduce risk associated with construction and development loans by obtaining personal guaranties and by keeping the maximum loan-to-value ratio at or below 85% of the lesser of cost or appraised value, depending on the project type. Generally, we do not have interest reserves built into loan commitments but require periodic cash payments for interest from the borrower’s cash flow. As of December 31, 2021, construction and development loans made up approximately $132.5 million or 5.9% of our loan portfolio.

Consumer Loans

We make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit. Consumer loans are underwritten based on the borrower’s income, current debt level, past credit history, and the availability and value of collateral. Consumer rates are both fixed and variable, with negotiable terms. Our installment loans typically amortize over periods up to seven years. Although we typically require monthly principal and interest payments on our loan products, we will offer consumer loans at interest only with a single maturity date when a specific source of repayment is available. Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value than real estate.  As of December 31, 2021, consumer loans made up approximately $32.1 million or 1.4% of our loan portfolio.

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

Our Company culture emphasizes our longstanding dedication to being respectful to others and having a workforce that is representative of the communities we serve. Diversity, equity and inclusion are fundamental to our culture. We believe in attracting, retaining and promoting quality talent and recognize that diversity makes us stronger as a Company. Our talent acquisition teams partner with hiring managers in sourcing and presenting a diverse slate of qualified candidates to strengthen our organization.

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

As of December 31, 2021, we had approximately 287 FTEs. None of our employees are represented by any collective bargaining unit or is a party to a collective bargaining agreement. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.

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

Governance and Financial Reporting Obligations. We are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the SEC, the Public Company Accounting Oversight Board (“PCAOB”), and Nasdaq. In particular, we are required to include management and independent registered public accounting firm reports on internal controls as part of our Annual Report on Form 10- K in order to comply with Section 404 of the Sarbanes-Oxley Act. We have evaluated our controls, including compliance with the SEC rules on internal controls, and have and expect to continue to spend significant amounts of time and money on compliance with these rules. Our failure to comply with these internal control rules may materially adversely affect our reputation, ability to obtain the necessary certifications to financial statements, and the values of our securities. The assessments of our financial reporting controls as of December 31, 2021 are included in this report under “Item 9A. Controls and Procedures.”

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

Incentive Compensation.   The Dodd-Frank Act required the banking agencies and the SEC to establish joint rules or guidelines for financial institutions with more than $1 billion in assets, such as us and the Bank, which prohibit incentive compensation arrangements that the agencies determine to encourage inappropriate risks by the institution. The banking agencies issued proposed rules in 2011 and previously issued guidance on sound incentive compensation policies. In 2016, the Federal Reserve and the OCC also proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2021, these rules have not been implemented. We and the Bank have undertaken efforts to ensure that our incentive compensation plans do not encourage inappropriate risks, consistent with three key principles— that incentive compensation arrangements should appropriately balance risk and financial rewards, be compatible with effective controls and risk management, and be supported by strong corporate governance.

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

In addition, the capital rules require a capital conservation buffer of CET1 of 2.5% above each of the minimum capital ratio requirements (CET1, Tier 1, and total risk-based capital), which is designed to absorb losses during periods of economic stress. These buffer requirements must be met for a bank to be able to pay dividends, engage in share buybacks or make discretionary bonus payments to executive management without restriction.

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

Failure to be well-capitalized or to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on our operations or financial condition. For example, only a well-capitalized depository institution may accept brokered deposits without prior regulatory approval. Failure to be well-capitalized or to meet minimum capital requirements could also result in restrictions on the Bank’s ability to pay dividends or otherwise distribute capital or to receive regulatory approval of applications or other restrictions on its growth. The Bank was well capitalized at December 31, 2021, and brokered deposits are not restricted.

In 2021, the Bank’s regulatory capital ratios were above the applicable well-capitalized standards and met the then-applicable capital conservation buffer. Based on current estimates, we believe that the Bank will continue to exceed all applicable well-capitalized regulatory capital requirements and the capital conservation buffer in 2022.

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

On December 21, 2018, federal banking agencies issued a joint final rule to revise their regulatory capital rules to (i) address the upcoming implementation of the “current expected credit losses” (“CECL”) accounting standard under GAAP; (ii) provide an optional three-year phase-in period for the day-one adverse regulatory capital effects that banking organizations are expected to experience upon adopting CECL; and (iii) require the use of CECL in stress tests beginning with the 2020 capital planning and stress testing cycle for certain banking organizations. for more information regarding Accounting Standards Update No. 2016-13, which introduced CECL as the methodology to replace the current “incurred loss” methodology for financial assets measured at amortized cost, and changed the approaches for recognizing and recording credit losses on available-for-sale debt securities and purchased credit impaired financial assets, including the required implementation date for the Company, see the notes to the Company’s consolidated financial statements for the year ended December 31, 2021.

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

Regulation of the Bank

As a national bank, our primary bank subsidiary, Bank First, N.A., is subject to comprehensive supervision and regulation by the OCC and is subject to its regulatory reporting requirements. The deposits of the Bank are insured by the FDIC up to applicable limits and, accordingly, the Bank is also subject to certain FDIC regulations and the FDIC has backup examination authority and some enforcement powers over the Bank. The Bank also is subject to certain Federal Reserve regulations.

In addition, as discussed in more detail below, the Bank and any other of our subsidiaries that offer consumer financial products and services are subject to regulation and potential supervision by the Consumer Financial Protection Bureau (“CFPB”). Authority to supervise and examine the Company and the Bank for compliance with federal consumer laws remains largely with the Federal Reserve and the OCC, respectively. However, the CFPB may participate in examinations on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary regulators. The CFPB also may participate in examinations of our other direct or indirect subsidiaries that offer consumer financial products or services. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB, and state attorneys general are permitted to enforce certain federal consumer financial protection rules adopted by the CFPB. As the Company and the Bank each had less than $10 billion in consolidated assets in 2021, they are not subject to the routine supervision of the CFPB, but this may change in the future as the Company and the Bank grow.

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

Bank regulators routinely examine institutions for compliance with these anti-money laundering obligations and recently have been active in imposing “cease-and-desist” and other regulatory orders and money penalty sanctions against institutions found to be in violation of these requirements. Sanctions for violations of the Act can be imposed in an amount equal to twice the sum involved in the violating transaction, up to $1 million. On January 1, 2021, Congress passed federal legislation that made sweeping changes to federal anti-money laundering laws to be implemented in subsequent years.

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

Concentrations in Lending.  During 2006, the federal bank regulatory agencies released guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”) and advised financial institutions of the risks posed by commercial real estate (“CRE”) lending concentrations. The Guidance requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations. Higher allowances for loan losses and capital levels may also be required. The Guidance is triggered when CRE loan concentrations exceed either:

●	Total reported loans for construction, land development, and other land of 100% or more of a bank’s total risk-based capital; or
●	Total reported loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land of 300% or more of a bank’s total risk-based capital.

The Guidance also applies when a bank has a sharp increase in CRE loans or has significant concentrations of CRE secured by a particular property type. See Item 1A. Risk Factors -- We have a concentration in commercial real estate lending which could cause our regulators to restrict our ability to grow – for a discussion of our risks regarding CRE exposure.

Community Reinvestment Act. The Bank is subject to the provisions of the CRA, which imposes a continuing and affirmative obligation, consistent with their safe and sound operation, to help meet the credit needs of entire communities where the Bank accepts deposits, including low- and moderate-income neighborhoods. The OCC’s assessment of the Bank’s CRA record is made available to the public. Further, a less than satisfactory CRA rating will slow, if not preclude, expansion of banking activities. Following the enactment of the Gramm-Leach-Bliley Act (“GLB”), CRA agreements with private parties must be disclosed and annual CRA reports must be made to a bank’s primary federal regulator. Federal CRA regulations require, among other things, that evidence of discrimination against applicants on a prohibited basis, and illegal or abusive lending practices be considered in the CRA evaluation. In May 2020, the OCC issued new final regulations meant to strengthen and modernize the CRA regulations, with an effective date of October 1, 2020. However, on December 14, 2021, the OCC issued a final rule rescinding its 2020 CRA Rule and replacing it with a rule based largely on the prior rules adopted jointly by the federal banking agencies in 1995. The Bank had a rating of “Satisfactory” in its most recent CRA evaluation.

Privacy and Data Security.   The GLB generally prohibits disclosure of consumer information to non-affiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of consumer privacy than the GLB. The GLB also directed federal regulators, including the FDIC and the OCC, to prescribe standards for the security of consumer information. The Bank is subject to such standards, as well as standards for notifying customers in the event of a security breach. Under federal law, the Bank must disclose its privacy policy to consumers, permit customers to opt out of having nonpublic customer information disclosed to third parties in certain circumstances, and allow customers to opt out of receiving marketing solicitations based on information about the customer received from another subsidiary. States may adopt more extensive privacy protections. We are similarly required to have an information security program to safeguard the confidentiality and security of customer information and to ensure proper disposal. Customers must be notified when unauthorized disclosure involves sensitive customer information that may be misused. On November 18, 2021, the federal banking agencies issued a new rule effective in 2022 that requires banks to notify their regulators within 36 hours of a “computer-security incident” that rises to the level of a “notification incident.”

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

In 2020, the CARES Act granted certain forbearance rights and protection against foreclosure to borrowers with a "federally backed mortgage loan," including certain first or subordinate lien loans designed principally for the occupancy of one to four families. These consumer protections continued during the COVID-19 pandemic.

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

ITEM 1A. RISK FACTORS

In addition to the other information contained in this Form 10-K, you should carefully consider the risks described below, as well as the risk factors and uncertainties discussed in our other public filings with the SEC under the caption "Risk Factors" in evaluating us and our business and making or continuing an investment in our stock. Our operations and financial results are subject to various risks and uncertainties, including, but not limited, to the material risks described below. Many of these risks are beyond our control although efforts are made to manage those risks while simultaneously optimizing operational and financial results. The occurrence of any of the following risks, as well as risks of which we are currently unaware or currently deem immaterial, could materially and adversely affect our assets, business, cash flows, condition (financial or otherwise), liquidity, prospects, results of operations and the trading price of our common stock. It is impossible to predict or identify all such factors and, as a result, you should not consider the following factors to be a complete discussion of the risks, uncertainties and assumptions that could materially and adversely affect our assets, business, cash flows, condition (financial or otherwise), liquidity, prospects, results of operations and the trading price of our common stock.

In addition, certain statements in the following risk factors constitute forward-looking statements. Please refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements” beginning on page 1 of this Annual Report on Form 10- K.

Risks related to our business

Difficult or volatile conditions in the national financial markets, and the U.S. economy generally, may adversely affect our lending activity or other businesses, as well as our financial condition.

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

Effective March 2020, the Federal Reserve lowered the target range for the federal funds rate to a range from 0 to 0.25 percent in response to the economic disruption that occurred at the outset of the COVID-19 pandemic, which has continued into 2022. We expect a long duration of reduced interest rates to negatively impact our net interest income, margin, cost of borrowing and future profitability and to have a material adverse effect on our financial results. However, we expect the Federal Reserve to raise rates more than once in the next twelve months.  Increasing interest rates can have a negative impact on our business by reducing the amount of money our customers borrow or by adversely affecting their ability to repay outstanding loan balances that may increase due to adjustments in their variable rates. In addition, in a rising interest rate environment we may have to offer more attractive interest rates to depositors to compete for deposits, or pursue other sources of liquidity, such as wholesale funds. Higher income volatility from changes in interest rates and spreads to benchmark indices could result in a decrease in net interest income and a decrease in current fair market values of our assets. Fluctuations in interest rates impacts both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, or financial condition. A prolonged period of volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies.

Additionally, we conduct our banking operations primarily in Wisconsin. As of December 31, 2021, approximately 95.51% of our loans and approximately 96.67% of our deposits were made to borrowers or received from depositors who live and/or primarily conduct business in Wisconsin. Therefore, our success will depend in large part upon the general economic conditions in this area, which we cannot predict with certainty. This geographic concentration imposes risks from lack of geographic diversification, as adverse economic developments in Wisconsin, among other things, could affect the volume of loan originations, increase the level of nonperforming assets, increase the rate of foreclosure losses on loans and reduce the value of our loans and loan servicing portfolio. Any regional or local economic downturn that affects Wisconsin or existing or prospective borrowers or property values in such areas may affect us and our profitability more significantly and adversely than our competitors whose operations are less geographically concentrated.

We face strong competition from financial services companies and other companies that offer banking services.

We conduct our banking operations primarily in Wisconsin. Many of our competitors offer the same, or a wider variety of, banking services within our market areas, and we compete with them for the same customers. These competitors include banks with nationwide operations, regional banks and community banks. In many instances these national and regional banks have greater resources than we do, and the smaller community banks may have stronger ties in local markets than we do, which may put us at a competitive disadvantage. We also face competition from many other types of financial institutions, including fintech companies, thrift institutions, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In addition, a number of out-of-state financial institutions have opened offices and solicit deposits in our market areas. Increased competition in our markets may result in reduced loans and deposits, as well as reduced net interest margin and profitability. We compete with many forms of payments offered by both bank and non-bank providers, including a variety of new and evolving alternative payment mechanisms, systems and products, such as aggregators and web-based and wireless payment platforms or technologies, digital or “crypto” currencies, prepaid systems and payment services targeting users of social networks, communications platforms and online gaming. Our future success may depend, in part, on our ability to use technology competitively to offer products and services that provide convenience to customers and create additional efficiencies in our operations. If we are unable to attract and retain banking clients, we may be unable to continue to grow our loan and deposit portfolios, and our business, financial condition and results of operations may be adversely affected.

If we do not effectively manage our asset quality and credit risk, we could experience loan losses.

Making any loan involves various risks, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and cash flows available to service debt, and risks resulting from changes in economic and market conditions. Our credit risk approval and monitoring procedures may fail to identify or reduce these credit risks, and they cannot completely eliminate all credit risks related to our loan portfolio. If the overall economic climate, including employment rates, real estate markets, interest rates and general economic growth, in the United States, generally, or Wisconsin, specifically, experiences material disruption, our borrowers may experience difficulties in repaying their loans, the collateral we hold may decrease in value or become illiquid, and the levels of nonperforming loans, charge-offs and delinquencies could rise and require additional provisions for loan losses, which would cause our net income and return on equity to decrease. The future effects of the continued COVID-19 pandemic on economic activity could negatively affect the collateral values associated with our existing loans, the ability to liquidate the real estate collateral securing our residential and commercial real estate loans, our ability to maintain loan origination volume and to obtain additional financing, the future demand for or profitability of our lending and services, and the financial condition and credit risk of our customers. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making our business decisions or may result in a delay in our taking certain remediation actions, such as foreclosure. If borrowers fail to repay their loans, our financial condition and results of operations would be adversely affected.

Our provision and allowance for loan losses may not be adequate to cover actual credit losses.

We make various assumptions and judgments about the collectability of our loan and lease portfolio and utilize these assumptions and judgments when determining the provision and allowance for loan losses. The determination of the appropriate level of the provision for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes, as we have experienced. Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the amount reserved in the allowance for loan losses. In addition, bank regulatory agencies periodically review our provision and the total allowance for loan losses and may require an increase in the allowance for loan losses or future provisions for loan losses, based on judgments different than those of management. Any increases in the provision or allowance for loan losses will result in a decrease in our net income and, potentially, capital, and may have a material adverse effect on our financial condition or results of operations.

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

As of December 31, 2021, approximately 75.30% of our loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral. This includes collateral consisting of income producing and residential construction properties, which properties tend to be more sensitive to general economic conditions and downturns in real estate markets. As a result, adverse developments affecting real estate values in our market areas could increase the credit risk associated with our real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the area in which the real estate is located. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, and could result in losses that would adversely affect credit quality, financial condition, and results of operation. Negative changes in the economy affecting real estate values and liquidity in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses could have a material adverse impact on our business, results of operations and growth prospects. If real estate values decline, it is also more likely that we would be required to increase our ALLL, which could adversely affect our financial condition, results of operations and cash flows.

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

maintain and enhance our reputation; attract and retain experienced and talented bankers in each of our markets; maintain adequate funding sources, including by continuing to attract stable, low-cost deposits;enhance our market penetration in our metropolitan markets and maintain our leadership position in our community markets; improve our operating efficiency; implement new technologies to enhance the client experience and keep pace with our competitors; identify attractive acquisition targets, close on such acquisitions on favorable terms and successfully integrate acquired businesses; attract and maintain commercial banking relationships with well-qualified businesses, real estate developers and investors with proven track records in our market areas; attract sufficient loans that meet prudent credit standards; originate conforming residential mortgage loans for resale into secondary market to provide mortgage banking income; maintain adequate liquidity and regulatory capital and comply with applicable federal and state banking regulations; manage our credit, interest rate and liquidity risks; develop new, and grow our existing, streams of noninterest income; oversee the performance of third-party service providers that provide material services to our business; and control expenses in line with current projections.

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

In addition, our acquisition activities could be material to our business and involve a number of significant risks, including the following:

incurring time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions, resulting in our attention being diverted from the operating of our existing business; using inaccurate estimates and judgments to evaluate credit, operations, management, and market risks with respect to the target company or the assets and liabilities that we seek to acquire; exposure to potential asset quality issues of the target company; intense competition from other banking organizations and other potential acquirers, many of which have substantially greater resources than we do; potential exposure to unknown or contingent liabilities of banks and businesses we acquire, including, without limitation, liabilities for regulatory and compliance issues; inability to realize the expected revenue increases, cost savings, increases in geographic or product presence, and other projected benefits of the acquisition; incurring time and expense required to integrate the operations and personnel of the combined businesses; inconsistencies in standards, procedures, and policies that would adversely affect our ability to maintain relationships with customers and employees; experiencing higher operating expenses relative to operating income from the new operations; creating an adverse short-term effect on our results of operations; losing key employees and customers; significant problems related to the conversion of the financial and customer data of the entity; integration of acquired customers into our financial and customer product systems; potential changes in banking or tax laws or regulations that may affect the target company; or risks of impairment to goodwill.

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

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. These trends were accelerated by the COVID-19 pandemic, increasing demand for mobile banking solutions. In addition to better serving clients, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend in part upon our ability to address the needs of our clients by using technology to provide products and services that will satisfy client demands for convenience as well as to provide secure electronic environments and create additional efficiencies in our operations as we continue to grow and expand our market area. Many of our larger competitors have substantially greater resources to invest in technological improvements and have invested significantly more than us in technological improvements. As a result, they may be able to offer additional or more convenient products compared to those that we will be able to provide, which would put us at a competitive disadvantage. Accordingly, we may not be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to our clients, which could impair our growth and profitability.

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

Risks related to the business environment and our industry

Inflation could negatively impact our business, our profitability and our stock price.

Prolonged periods of inflation may impact our profitability by negatively impacting our fixed costs and expenses, including increasing funding costs and expense related to talent acquisition and retention, and negatively impacting the demand for our products and services. Additionally, inflation may lead to a decrease in consumer and clients purchasing power and negatively affect the need or demand for our products and services. If significant inflation continues, our business could be negatively affected by, among other things, increased default rates leading to credit losses which could decrease our appetite for new credit extensions. These inflationary pressures could result in missed earnings and budgetary projections causing our stock price to suffer.

The COVID-19 pandemic has adversely impacted, and will likely continue to adversely impact, our business, financial condition, liquidity, capital and results of operations.

The extent and duration to which the continuing COVID-19 pandemic will impact our business in the future is unknown and will depend on future developments, which are highly uncertain and outside our control. These developments include the duration and severity of the pandemic (including the possibility of further surges of new or existing COVID-19 variants of concern), supply chain disruptions, decreased demand for our products and services or those of our borrowers, which could increase our credit risk, rising inflation, our ability to maintain sufficient qualified personnel due to labor shortages, talent attrition, employee illness, quarantine, willingness to return to work, face-coverings and other safety requirements, or travel and other restrictions, and the actions taken by governments, businesses and individuals to contain the impact of COVID-19, as well as further actions taken by governmental authorities to limit the resulting economic impact. It is also possible that the pandemic and its aftermath will lead to a prolonged economic slowdown in sectors disproportionately affected by the pandemic or recession in the U.S. economy or the world economy in general.

ESG risks could adversely affect our reputation and shareholder, employee, client and third party relationships and may negatively affect our stock price.

Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as diversity, equity, inclusion, environmental stewardship, human capital management, support for our local communities, corporate governance and transparency, or fail to consider ESG factors in our business operations.

Furthermore, as a result of our diverse base of clients and business partners, we may face potential negative publicity based on the identity of our clients or business partners and the public’s (or certain segments of the public’s) view of those entities. Such publicity may arise from traditional media sources or from social media and may increase rapidly in size and scope. If our client or business partner relationships were to become intertwined in such negative publicity, our ability to attract and retain clients, business partners, and employees may be negatively impacted, and our stock price may also be negatively impacted. Additionally, we may face pressure to not do business in certain industries that are viewed as harmful to the environment or are otherwise negatively perceived, which could impact our growth.Additionally, investors and shareholder advocates are placing ever increasing emphasis on how corporations address ESG issues in their business strategy when making investment decisions and when developing their investment theses and proxy recommendations. We may incur meaningful costs with respect to our ESG efforts and if such efforts are negatively perceived, our reputation and stock price may suffer.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our main office is located at 402 North 8th Street, Manitowoc, Wisconsin 54220. In addition, the Bank operates twenty-one (21) additional branches located in nine (9) counties in Wisconsin, which includes the branches that were acquired in connection with the Company’s acquisitions of Waupaca, Partnership, and Timberwood. The addresses of these offices are provided below. We believe these premises will be adequate for present and anticipated needs and that we have adequate insurance to cover our owned and leased premises. For each property that we lease, we believe that upon expiration of the lease we will be able to extend the lease on satisfactory terms or relocate to another acceptable location:

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

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Bank First registered its common stock under Section 12(b) of the Exchange Act on October 23, 2018, in connection with listing on the Nasdaq Capital Market, and trades under the symbol “BFC”. Prior to October 23, 2018, Bank First’s common stock was traded on the OTC Market Group’s Pink tier under the symbol “BFNC”. The trading volume of Bank First’s common stock is less than that of banks with larger market capitalizations, even though Bank First has improved accessibility to its common stock first through the OTC Market Group and more recently through its listing on Nasdaq. As of December 31, 2021, Bank First had approximately 481 shareholders of record, 8,478,383 shares issued and 7,616,539 shares outstanding.

Share Repurchase Program

On April 20, 2021, the Company reactivated its share repurchase program, pursuant to which the Company may repurchase up to $12 million of its common stock, par value $0.01 per share, for a period of one (1) year ending on April 19, 2022. The program was announced in a Current Report on Form 8-K on April 20, 2021. The table below sets forth information regarding repurchases of our common stock during the fourth quarter of 2021 under that program as well as pursuant to the 2020 Equity Plan and other repurchases.

			Total Number	Maximum Number
			of Shares Repurchased as	of Shares
			Part of	that May Yet Be
	Total Number of Shares	Average Price Paid per	Publicly Announced	Purchased Under the
	Repurchased	Share(1)	Plans or Programs	Plans or Programs(2)
October 2021	11,619	$69.76	11,619	71,453
November 2021	634	70.90	634	70,819
December 2021	12,569	70.44	12,569	58,250
Total	24,822	$70.13	24,822	58,250
(1)	The average price paid per share is calculated on a trade date basis for all open market transactions and excludes commissions and other transactions expenses.
(2)	Based on the closing price per share as of December 31, 2021 ($72.24).

Performance Graph

The following graph compares the yearly percentage change in cumulative shareholder return on Bank First stock with the cumulative total return of the Russell 2000 Index and the Nasdaq Bank Index for the last five fiscal years (assuming a $100 investment on December 31, 2016 and reinvestment of all dividends). The following performance graph and related information are neither “soliciting material” nor “filed” with the SEC, nor shall such information be incorporated by reference into any future filings under the Securities Act or the Exchange Act, except to the extent the Company specifically incorporates it by reference into such filing.

	Period Ending
Index	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
BFC	$100.00	$133.64	$144.18	$219.58	$205.91	$233.21
Russell 2000	100.00	113.14	99.37	122.94	145.52	165.45
Nasdaq Bank	100.00	116.25	93.46	123.50	106.67	144.05

ITEM 6.        RESERVED

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

The Bank is a 49.8% member of a data processing subsidiary, UFS, LLC, which provides core data processing, endpoint management cloud services, cyber security and digital banking solutions for over 60 Midwest banks. The Bank, through its 100% owned subsidiary TVG Holdings, Inc., also holds a 40% ownership interest in Ansay & Associates, LLC, an insurance agency providing clients primarily located in Wisconsin with insurance and risk management solutions. These unconsolidated subsidiary interests contribute noninterest income to the Bank through their underlying annual earnings.

As of December 31, 2021, the Company had total consolidated assets of $2.94 billion, total loans of $2.24 billion, total deposits of $2.53 billion and total stockholders’ equity of $322.7 million. The Company employs approximately 287 full-time equivalent employees and has an assets-to-FTE ratio of approximately $10.2 million. For more information, see the Company’s website at www.bankfirst.com.

Recent acquisitions

Partnership Community Bancshares, Inc.

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

Timberwood Bancshares, Inc.

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

Denmark Bancshares, Inc.

On January 18, 2022, the Company entered into an Agreement and Plan of Merger with Denmark Bancshares, Inc. (“Denmark”), a Wisconsin Corporation, pursuant to which Denmark will merge with and into the Company and Denmark’s banking subsidiary, Denmark State Bank, will merge with and into the Bank. The transaction is expected to close during the third quarter of 2022 and is subject to, among other items, approval by the shareholders of both institutions and regulatory agencies. Merger consideration will consist of up to 20% cash and no less than 80% of the common stock of the Company, and will total approximately $119 million, subject to the fair market value of the Company’s common stock on the date of closing. Based on results as of December 31, 2021, the combined company would have total assets of approximately $3.6 billion, loans of approximately $2.7 billion, and deposits of approximately $3.1 billion.

The Company accounts for these transactions under the acquisition method of accounting, and thus, the financial position and results of operations of acquired institutions prior to the consummation date are not included in the accompanying consolidated financial statements. The acquisition method of accounting required assets purchased and liabilities assumed to be recorded at their respective fair values at the date of acquisition. The Company determines the fair value of core deposit intangibles, securities, premises and equipment, loans, other assets and liabilities, deposits and borrowings with the assistance of third party valuations, appraisals, and third party advisors. The estimated fair values are subject to refinement for up to one year after the consummation as additional information becomes available relative to the closing date fair values.

COVID-19 and Recent Events

The U.S. economy contracted in the first half of 2020, ending the longest expansionary period in U.S. history, due to the COVID-19 pandemic. During March 2020, in an effort to lessen the impact of COVID-19 on consumers and businesses, the Federal Reserve reduced the federal funds rate 1.5 percentage points to 0.00 to 0.25 percent and the U.S. government enacted the CARES Act, the largest economic stimulus package in the nation’s history. The Company responded to the pandemic, beginning in March 2020, by supporting our clients, employees, and communities with such measures as remote work capabilities and branch service enhancements, loan payment deferrals, and accelerated investments in several technology initiatives that provided more convenience and a better digital experience as clients adapted to this highly virtual environment. The Company participated in the PPP and funded approximately 2,998 loans totaling approximately $377.5 million under the programs available in both 2020 and 2021.

Additional government spending measures and the availability of vaccines improved consumer confidence and demand, and the economy largely reopened in 2021, leading to a reduction in the unemployment rate and accelerated GDP growth. While 2021 has seen a recovery in the U.S. economy compared to 2020, uncertainty and market disruptions such as additional coronavirus variants, pandemic-related supply chain issues and labor shortages persist. The economic expansion has been met with inflationary pressures that are expected to result in the Federal Open Market Committee policy-tightening in 2022, likely including multiple interest rate hikes. With a strong asset-sensitive balance sheet and our strong position in our markets, we expect increases in loan demand and interest rates should improve returns going forward.

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

Allowance for Loan and Lease Losses — Originated

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

Allowance for Loan and Lease Losses — Acquired

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

Impaired Investment Securities

Unrealized gains or losses considered temporary and the noncredit portion of unrealized losses deemed other-than-temporary are reported as an increase or decrease in accumulated other comprehensive income.  The credit-related portion of unrealized losses deemed other-than-temporary is recorded in current period earnings. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings. We evaluate securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. As part of such monitoring, the credit quality of individual securities and their issuers are assessed. In addition, management considers the length of time and extent that fair value has been less than cost, the financial condition and near-term prospects of the issuer, and that the Company does not have the intent to sell the security and it is more likely than not that it will not have to sell the security before recovery of its cost basis. Adjustments to market value that are considered temporary are recorded as a separate component of equity, net of tax.  If an impairment of security is identified as other-than-temporary based on information available such as the decline in the credit worthiness of the issuer, external market ratings or the anticipated or realized elimination of associated dividends, such impairments are further analyzed to determine if a credit loss exists. If there is a credit loss, it will be recorded in the consolidated statement of income in the period of identification.

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

Recent Accounting Developments

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Certain aspects of this ASU were updated in November 2018 by the issuance of ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses. The main objective of the ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in the ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. During 2019 FASB issued ASU 2019-10 which delated the effective date of ASU 2016-13 for smaller, publicly traded companies, until interim and annual periods beginning after December 15, 2022. This delay applies to the Company as it was classified as a “Smaller reporting company” as defined in Rule 12b-2 of the Exchange Act as of the date ASU 2019-10 was enacted. We are currently evaluating the impact of ASU 2016-13 on the consolidated financial statements, although the general expectation in the banking industry is that the implementation of this standard will result in higher required balances in the ALLL.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. It provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The updated guidance is effective for all entities from March 12, 2020 through December 31, 2022. The Corporation has been diligent in responding to reference rate reform and does not anticipate a significant impact to its financial statements as a result.

In October 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable Fees and Other Costs. This ASU clarifies the requirements for entities to reevaluate whether a callable debt security is within the scope of paragraph 310-20-35-33 of the stated subtopic for each reporting period. The ASU was published to clarify the Codification and correct its unintended application and will be effective for fiscal years, and interim periods within those fiscal years, beginning within those fiscal years, beginning after December 31, 2020. The adoption of this guidance is not expected to have an impact on our consolidated financial statements as all premiums within our securities portfolio were already being amortized to the earliest call date prior to the implementation as required under subtopic 310-20.

RESULTS OF OPERATIONS

Results of Operations for the Years Ended December 31, 2021 and 2020

General.  Net income increased $7.4 million, or 19.4%, to $45.4 million for the year ended December 31, 2021, from $38.0 million for the year ended December 31, 2020. The primary reasons for the increase in profitability were increased net interest, a reduced provision for loan losses during 2021, robust retail mortgage lending which led to a large increase in gains on sales of mortgage loans to the secondary market, reduced losses on sales and valuations of OREO and a significant penalty for the early extinguishment of debt during 2020 that did not recur during 2021. This was offset by a small loss on sales of securities during 2021 that compared unfavorably to a gain of $3.2 million on these sales during 2020 as well as a $1.7 million gain on the sale of a branch location during 2020 with no similar gain during 2021.

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

Net interest income after provision for loan losses increased by $7.3 million to $87.0 million for the year ended December 31, 2021, from $79.7 million for the year ended December 31, 2020. Interest income on loans decreased by $1.9 million, or 1.9%, from 2020 to 2021. Total average interest-earning assets increased to $2.63 billion for the year ended December 31, 2021 from $2.31 billion for the year ended December 31, 2020. The Bank’s net interest margin decreased 37 basis points to 3.47% for the year ended December 31, 2021, down from 3.84% for the year ended December 31, 2020.

Interest Income.  Total interest income decreased $2.3 million, or 2.30%, to $98.4 million for the year ended December 31, 2021, down from $100.7 million for the year ended December 31, 2020. This decrease was primarily due to yield on loans decreasing by 50 basis points from 4.75% during 2020 to 4.25% during 2021, which more than offset the $185.1 million increase in average balances of loans during 2021.

Interest Expense.  Interest expense decreased $5.6 million, or 40.1%, to $8.3 million for the year ended December 31, 2021, down from $13.9 million for the year ended December 31, 2020. The decrease was driven by declines in the average cost of interest-bearing liabilities, falling 39 basis points from 0.87% to 0.48%. This decline was primarily the result of a significantly lower interest rate environment that developed through the first half of 2020 and continued throughout 2021.

Interest expense on interest-bearing deposits decreased by $4.9 million to $7.5 million for the year ended December 31, 2021, from $12.5 million for the year ended December 31, 2020. This decrease was primarily due to the aforementioned lower interest rate environment, allowing the Company to significantly reduce crediting interest rates on non-time, interest-bearing deposit accounts. The average cost of interest-bearing deposits was 0.45% for the year ended December 31, 2021, compared to 0.83% for the year ended December 31, 2020.

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

We recorded a provision for loan losses of $3.1 million for the year ended December 31, 2021, compared to $7.1 million for the year ended December 31, 2020.  Provision expense was elevated during 2020 in response to uncertainty created by COVID-19 and society’s response to it. Actual asset quality metrics during the course of 2021 remained strong, however, and allowed for a reduction in provision expense during that year. The ALLL was $20.3 million, or 0.91% of total loans, at December 31, 2021 compared to $17.7 million, or 0.81% of total loans at December 31, 2020. The increase in ALLL coverage to total loans from December 31, 2020, to December 31, 2021, was primarily due to a smaller percentage of the Company’s loan portfolio accounted for under purchase accounting year-over-year. Under the Company’s current allowance methodology, loans which are accounted for under purchase accounting do not require an ALLL reserve allocation.

Noninterest Income.  Noninterest income is an important component of our total revenues. A significant portion of our noninterest income is associated with service charges and income from the Bank’s unconsolidated subsidiaries, Ansay and UFS. Other sources of noninterest income include loan servicing fees and gains on sales of mortgage loans.

Noninterest income was $23.5 million for 2021, matching non-interest income during 2020. Service charges increased by $1.1 million, or 22.5%, from 2020 to 2021, as a result of new markets and added scale from three acquisitions during the previous four years. Loan servicing income and net gain on sales of mortgage loans increased by $2.4 million and $2.1 million from 2020 to 2021, respectively, as a result of a robust residential mortgage lending environment during 2021 spurred by historically low mortgage interest rates. Due to uncertainty about liquidity needs in financial markets during the early days of the COVID-19 pandemic, the Company sold approximately $34.0 million in U.S. Treasury Securities during the second quarter of 2020, resulting in a gain on sale of securities of $3.2 million. This compared favorably to small losses on sales of securities during 2021. Finally, the Company recorded a $1.7 million gain on the sale of a branch location during December 2020. There was no similar sale during 2021, causing other noninterest income to decrease year-over-year. The major components of our noninterest income are listed in the table below:

	For the Years Ended
	December 31,
	2021	2020

(In thousands)
Noninterest Income
Service Charges	$6,128	$5,003
Income from Ansay & Associates, LLC	2,587	2,740
Income from UFS, LLC	2,556	3,066
Loan Servicing income	3,839	1,420
Net gain on sales of mortgage loans	7,371	5,310
Net gain on sales of securities	(3)	3,233
Other	1,040	2,748
Total noninterest income	$23,518	$23,520

Noninterest Expense.  Noninterest expense decreased $2.8 million to $50.5 million for the year ended December 31, 2021, down from $53.4 million for the year ended December 31, 2020. Personnel expense increased $1.2 million, or 4.6%, primarily as a result of customary annual salary increases. Occupancy expense decreased $0.5 million, or 11.0%, data processing decreased $0.2 million, or 3.1%, and outside service fees decreased $1.0 million, or 25.2%, primarily as a  result of the Company completing an acquisition of another institution during 2020 with no corresponding acquisition during 2021. These areas of noninterest expense are typically elevated during years where acquisitions occur. The Company had sales of two large foreclosed properties scheduled to close late in the first quarter of 2020 which would have resulted in modest losses. Due to the economic turmoil that resulted during the last several weeks of the first quarter of 2020, terms of these sales were negatively impacted. Rather than hold these properties heading into this time of uncertainty, the Company chose to accept the reduced terms, causing significant losses on these sales that were the primary components of $1.4 million in total losses on sales and valuations of other real estate owned during 2020. During 2021 the Company experienced a small overall gain on these types of transactions, creating a very favorable year-over-year comparison. Finally, during the second quarter of 2020 the Company paid off $30.0 million in borrowings from the Federal Home Loan Bank of Chicago which had contractual maturities ranging from August 2022 through August 2024, resulting in prepayment penalties of $1.3 million, but saving the Company $1.7 million in interest over the next four years. There was no similar action during 2021. The major components of our noninterest expense are listed in the table below.

	For the Years Ended
	December 31,
	2021	2020
(In thousands)
Noninterest Expense
Salaries, commissions, and employee benefits	$28,515	$27,273
Occupancy	4,198	4,719
Data Processing	5,344	5,515
Postage, stationary, and supplies	713	872
Net loss (gain) on sales and valuation of ORE	(20)	1,395
Advertising	227	226
Charitable Contributions	534	574
Outside service fees	3,076	4,112
Amortization of intangibles	1,405	1,636
Penalty for early extinguishment of debt	—	1,323
Other	6,541	5,708
Total noninterest expenses	$50,533	$53,353

Income Tax Expense.  We recorded a provision for income taxes of $14.5 million for the year ended December 31, 2021, compared to $11.8 million for the year ended December 31, 2020, reflecting effective tax rates of 24.2% and 23.7%, respectively.

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

The following tables set forth the distribution of our average assets, liabilities and shareholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the periods indicated:

	For the Year Ended December 31,
	2021			2020			2019
		Interest	Rate		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expenses (1)	Paid (1)	Balance	Expenses (1)	Paid (1)	Balance	Expenses (1)	Paid (1)

	(dollars in thousands)
ASSETS
Interest-earning assets
Loans (2)
Taxable	$2,128,327	$90,172	4.24%	$1,918,490	$90,698	4.73%	$1,465,306	$78,230	5.34%
Tax-exempt	88,978	4,113	4.62%	113,667	5,791	5.09%	99,955	5,961	5.96%
Securities
Taxable (available for sale)	103,277	2,788	2.70%	114,392	3,142	2.75%	81,454	2,349	2.88%
Tax-exempt (available for sale)	70,864	2,207	3.11%	67,903	2,170	3.20%	52,015	1,848	3.55%
Taxable (held to maturity)	—	—	0.00%	9,068	216	2.38%	30,566	749	2.45%
Tax-exempt (held to maturity)	6,098	155	2.54%	8,422	220	2.61%	10,930	304	2.78%
Cash and due from banks	237,021	310	0.13%	76,153	181	0.24%	68,873	1,427	2.07%
Total interest-earning assets	2,634,565	99,745	3.79%	2,308,095	102,418	4.44%	1,809,099	90,868	5.02%
Non interest-earning assets	222,548			211,387			157,058
Allowance for loan losses	(19,320)			(14,800)			(11,804)
Total assets	$2,837,793			$2,504,682			$1,954,353
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Checking accounts	$209,970	$252	0.12%	$194,718	$669	0.34%	$90,273	$1,785	1.98%
Savings accounts	497,958	1,773	0.36%	356,091	1,792	0.50%	261,977	2,570	0.98%
Money market accounts	664,591	2,115	0.32%	563,847	3,076	0.55%	440,773	4,913	1.11%
Certificates of deposit	278,602	2,967	1.06%	367,054	6,405	1.74%	380,117	8,124	2.14%
Brokered Deposits	14,718	420	2.85%	18,428	531	2.88%	16,387	483	2.95%
Total interest bearing deposits	1,665,839	7,527	0.45%	1,500,138	12,473	0.83%	1,189,527	17,875	1.50%
Other borrowed funds	63,474	777	1.22%	88,512	1,392	1.57%	53,261	1,623	3.05%
Total interest-bearing liabilities	1,729,313	8,304	0.48%	1,588,650	13,865	0.88%	1,242,788	19,498	1.57%
Non-interest bearing liabilities
Demand Deposits	785,364			634,969			495,039
Other liabilities	12,746			15,559			13,348
Total Liabilities	2,527,423			2,239,178			1,751,175
Shareholders’ equity	310,370			265,504			203,178
Total liabilities & shareholders’ equity	$2,837,793			$2,504,682			$1,954,353
Net interest income on a fully taxable equivalent basis		91,441			88,553			71,370
Less taxable equivalent adjustment		(1,359)			(1,718)			(1,704)

Net interest income	$90,082		$86,835		$69,666
Net interest spread (3)		3.31%		3.56%		3.45%
Net interest margin (4)		3.47%		3.84%		3.95%
(1)	Annualized on a fully taxable equivalent basis calculated using a federal tax rate of 21%.
(2)	Nonaccrual loans are included in average amounts outstanding.
(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income on a fully tax equivalent basis as a percentage of average interest-earning assets.

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

	Twelve Months Ended December 31, 2021			Twelve Months Ended December 31, 2020
	Compared with			Compared with
	Twelve Months Ended December 31, 2020			Twelve Months Ended December 31, 2019
	Increase/(Decrease)			Increase/(Decrease)
	Due to Change in			Due to Change in
	Volume	Rate	Total	Volume	Rate	Total

	(dollars in thousands)
Interest income
Loans
Taxable	$9,392	$(9,918)	$(526)	$22,173	$(9,705)	$12,468
Tax-exempt	(1,176)	(502)	(1,678)	760	(930)	(170)
Securities
Taxable (AFS)	(301)	(53)	(354)	909	(116)	793
Tax-exempt (AFS)	93	(56)	37	522	(200)	322
Taxable (HTM)	(108)	(108)	(216)	(513)	(20)	(533)
Tax-exempt (HTM)	(59)	(6)	(65)	(66)	(18)	(84)
Cash and due from banks	241	(112)	129	137	(1,383)	(1,246)
Total interest income	8,082	(10,755)	(2,673)	$23,922	$(12,372)	$11,550
Interest expense
Deposits
Checking accounts	$49	$(466)	$(417)	$1,070	$(2,186)	$(1,116)
Savings accounts	594	(613)	(19)	732	(1,510)	(778)
Money market accounts	481	(1,442)	(961)	1,124	(2,961)	(1,837)
Certificates of deposit	(1,314)	(2,124)	(3,438)	(271)	(1,448)	(1,719)
Brokered Deposits	(106)	(5)	(111)	59	(11)	48
Total interest bearing deposits	(296)	(4,650)	(4,946)	2,714	(8,116)	(5,402)
Other borrowed funds	(345)	(270)	(615)	774	(1,005)	(231)
Total interest expense	(641)	(4,920)	(5,561)	3,488	(9,121)	(5,633)
Change in net interest income	$8,724	$(5,836)	$2,888	$20,434	$(3,251)	$17,183

CHANGES IN FINANCIAL CONDITION

Total Assets.  Total assets increased $219.5 million, or 8.1%, to $2.94 billion at December 31, 2021 from $2.72 billion at December 31, 2020.

Cash and Cash Equivalents.  Cash and cash equivalents increased by $126.6 million, or 74.4%, to $296.9 million at December 31, 2021 from $170.2 million at December 31, 2020.

Investment Securities.  The carrying value of total investment securities increased by $46.9 million to $218.6 million at December 31, 2021 from $171.7 million at December 31, 2020.

Loans.  Net loans increased by $41.4 million, or 1.9%, to $2.22 billion at December 31, 2021 from $2.17 billion at December 31, 2020.

Bank-Owned Life Insurance.  At December 31, 2021, our investment in bank-owned life insurance was $31.9 million, an increase of $0.5 million from $31.4 million at December 31, 2020.

Deposits.  Deposits increased $207.5 million, or 8.9%, to $2.53 billion at December 31, 2021 from $2.32 billion at December 31, 2020.

Borrowings.  At December 31, 2021 and 2020, borrowings consisted of advances from the FHLB of Chicago and subordinated debt to other banks. FHLB borrowings totaled $8.0 million and $23.5 million at December 31, 2021 and 2020, respectively. Subordinated debt totaled at $17.5 million at December 31, 2021 and 2020.

Stockholders’ Equity.  Total stockholders’ equity increased $27.8 million, or 9.4%, to $322.7 million at December 31, 2021 from $294.9 million at December 31, 2020.

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

Our loan portfolio is our most significant earning asset, comprising 76.1%, 80.6% and 78.6% of our total assets as of December 31, 2021, 2020 and 2019, respectively. Our strategy is to grow our loan portfolio by originating quality commercial and consumer loans that comply with our credit policies and that produce revenues consistent with our financial objectives. We believe our loan portfolio is well-balanced, which provides us with the opportunity to grow while monitoring our loan concentrations.

Total loans increased $44.1 million, or 2.0%, to $2.24 billion as of December 31, 2021 as compared to $2.19 billion as of December 31, 2020. Our loan growth during the year ended December 31, 2021 has been comprised of an decrease of $78.8 million or 17.7% in commercial and industrial loans, an increase of $119.2 million or 12.0% in commercial real estate loans, a decrease of $7.6 million or 5.4% in construction and development loans, an increase of $26.0 million or 4.8% in residential 1-4 family loans and a decrease of $14.7 million or 21.6% in consumer and other loans.

Total loans increased $455.1 million, or 26.2%, to $2.19 billion as of December 31, 2020 as compared to $1.74 billion as of December 31, 2019. Our loan growth during the year ended December 31, 2020 has been comprised of an increase of $142.6 million or 47.2% in commercial and industrial loans, an increase of $179.1 million or 22.0% in commercial real estate loans, an increase of $7.9 million or 6.0% in construction and development loans, an increase of $97.2 million or 21.7% in residential 1-4 family loans and an increase of $28.3 million or 70.7% in consumer and other loans. The significant increase in loans during the year ended December 31, 2020 is attributable to loans purchased as part of the Timberwood transaction along with significant commercial and industrial loan growth as a result of participating in the PPP loan program.

The following table presents the balance and associated percentage of each major category in our loan portfolio at December 31, 2021, 2020, and 2019:

	December 31,
		% of		% of		% of
	2021	Total	2020	Total	2019	Total

Commercial & industrial	$366,166	16%	$444,992	20%	$302,380	17%
Commercial real estate
Owner Occupied	574,565	26%	549,253	25%	459,482	26%
Non-owner occupied	536,892	24%	442,996	20%	353,661	20%
Construction & Development	132,454	6%	140,074	6%	132,163	8%
Residential 1-4 family	571,845	26%	545,806	25%	448,630	26%
Consumer	32,131	1%	30,488	1%	29,586	2%
Other Loans	21,461	1%	37,851	2%	10,441	1%
Total loans	$2,235,514	100%	$2,191,460	100%	$1,736,343	100%

Our directors and officers and their affiliates are customers of, and have other transactions with, the Bank in the normal course of business. All loans and commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than normal risk of collection or present other unfavorable features. At December 31, 2021 and December 31, 2020, total loans outstanding to such directors and officers and their affiliates were $73.5 million and $67.1 million, respectively. During the year ended December 31, 2021, $24.7 million of additions and $18.4 million of repayments were made to these loans, compared to $54.7 million of additions and $56.2 million of repayments during the year ended December 31, 2020. At December 31, 2021 and December 31, 2020, all of the loans to directors and officers were performing according to their original terms.

Loan categories

The principal categories of our loan portfolio are discussed below:

Commercial and Industrial (C&I).  Our C&I portfolio totaled $366.2 million, $445.0 million and $302.4 million at December 31, 2021, 2020 and 2019, respectively, and represented 16%, 20% and 17% of our total loans, respectively. C&I loans decreased 17.7% during 2021, primarily the result of significant levels of PPP loans being forgiven during the year. C&I loans increased 47.2% during 2020, primarily as a result of loans made through PPP and secondarily as a result of the Timberwood acquisition. C&I loans increased 1.7% in 2019.

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

Commercial Real Estate (CRE).  Our CRE loan portfolio totaled $1.11 billion, $992.2 million and $813.1 million at December 31, 2021, 2020 and 2019, respectively, and represented 50%, 45% and 47% of our total loans, respectively. Our CRE loans increased 12.0% during 2021, primarily as a result of a backlog from 2020 when developers were cautious to start projects during the early stages of COVID-19. Our CRE loans increased 22.0% during 2020, primarily as a result of the Timberwood acquisition. Our CRE loans increased 21.7% during 2019 due primarily to the Partnership acquisition.

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

Construction and Development (C&D).  Our C&D loan portfolio totaled $132.5 million, $140.1 million and $132.2 million at December 31, 2021, 2020 and 2019, respectively, and represented 6%, 7% and 8% of our total loans, respectively. C&D loans decreased 5.4% during 2021. C&D loans increased 6.0% during 2020. C&D loans increased 117.4% during 2019 due to a combination of loans acquired in the Partnership acquisition and strong development in both owner-occupied and multifamily developments in our markets due to a continued strong economy.

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

Residential 1-4 Family. Our residential 1-4 family loan portfolio totaled $571.8 million, $545.8 million and $448.6 million at December 31, 2021, 2020 and 2019, respectively, and represented 26%, 25% and 26% of our total loans, respectively. Residential 1-4 family loans increased 4.8% during 2021. Residential 1-4 family loans increased 21.7% during 2020 primarily as a result of the Timberwood transaction. Residential 1-4 family loans increased 21.7% during 2019 primarily as a result of the Partnership transaction.

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

We were servicing mortgage loans sold to others without recourse of approximately $705.5 million, $612.7 million and $554.4 million at December 31, 2021, 2020 and 2019, respectively.

Loans sold with the retention of servicing assets result in the capitalization of servicing rights. Loan servicing rights are included in other assets and are subsequently amortized as an offset to other income over the estimated period of servicing. The net balance of capitalized servicing rights amounted to $5.0 million, $3.7 million and $4.3 million at December 31, 2021, 2020 and 2019, respectively.

Consumer Loans.  Our consumer loan portfolio totaled $32.1 million, $30.5 million and $29.6 million at December 31, 2021, 2020 and 2019, respectively, and represented 1%, 1%, and 2% of our total loans, respectively. Consumer loans include secured and unsecured loans, lines of credit and personal installment loans. Our consumer loans increased by 5.4%, 3.0% and 9.8% during 2021, 2020 and 2019, respectively.

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

Other Loans.  Our other loans totaled $21.5 million, $37.9 million and $10.4 million at December 31, 2021, 2020 and 2019, respectively, and are immaterial to the overall loan portfolio. The other loans category consists primarily of overdrawn depository accounts, loans utilized to purchase or carry securities and loans to nonprofit organizations.

Loan Portfolio Maturities.

The following tables summarize the dollar amount of loans maturing in our portfolio based on their loan type, fixed or variable rate of interest, and contractual terms to maturity at December 31, 2021. The tables do not include any estimate of prepayments, which can significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One Year or	One to Five	Five to Fifteen	Over Fiteen
	Less	Years	Years	Years	Total

	(dollars in thousands)
Commercial & industrial	$75,628	$150,662	$133,915	$5,961	$366,166
Commercial real estate
Owner Occupied	68,774	232,259	242,729	30,803	574,565
Non-owner Occupied	17,615	221,784	285,327	12,166	536,892
Construction & Development	24,412	28,876	48,845	30,321	132,454
Residential 1-4 family	7,715	52,305	202,915	308,910	571,845
Consumer and other	5,238	28,762	16,897	2,695	53,592
Total	$199,382	$714,648	$930,628	$390,856	$2,235,514
Fixed Rate Loans:
Commercial & industrial	$16,892	$136,998	$67,051	$5,564	$226,505
Commercial real estate
Owner Occupied	31,661	201,756	109,048	7,868	350,333
Non-owner Occupied	15,362	199,228	195,426		410,016
Construction & Development	18,085	20,564	37,186	24,075	99,910
Residential 1-4 family	3,549	42,651	174,231	184,935	405,366
Consumer and other	4,156	28,037	16,792	2,695	51,680
Total	$89,705	$629,234	$599,734	$225,137	$1,543,810
Floating Rate Loans:
Commercial & industrial	$58,736	$13,664	$66,864	$397	$139,661
Commercial real estate
Owner Occupied	37,113	30,503	133,681	22,935	224,232
Non-owner Occupied	2,253	22,556	89,901	12,166	126,876
Construction & Development	6,327	8,312	11,659	6,246	32,544
Residential 1-4 family	4,166	9,654	28,684	123,975	166,479
Consumer and other	1,082	725	105	—	1,912
Total	$109,677	$85,414	$330,894	$165,719	$691,704

NONPERFORMING ASSETS

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

Our nonperforming assets consist of nonperforming loans and foreclosed real estate. Nonperforming loans are those on which the accrual of interest has stopped, as well as loans that are contractually 90 days past due on which interest continues to accrue. The composition of our nonperforming assets is as follows:

	As of December 31,
	2021	2020	2019

	(dollars in thousands)
Nonperforming loans
Nonaccrual loans
Commercial & industrial	$247	$433	$1,923
Commercial real estate
Owner Occupied	5,884	1,078	2,513
Non-owner Occupied	650	8,087	75
Construction & Development	19	281	—
Residential 1-4 family	439	912	550
Consumer and other	2	5	32
Total nonaccrual loans	7,241	10,796	5,093
Loans past due > 90 days, but still accruing
Commercial & industrial	738	—	—
Commercial real estate
Owner Occupied	—	1,582	—
Non-owner Occupied	—	—	—
Construction & Development	—	—	11
Residential 1-4 family	245	142	307
Consumer and other	16	14	36
Total loans past due > 90 days, but still accruing	999	1,738	354
Total nonperforming loans	$8,240	$12,534	$5,447
OREO
Commercial real estate owned	$—	$1,742	$6,404
Residential real estate owned	10	143	484
Bank property real estate owned	140	—	—
Total OREO	$150	$1,885	$6,888
Total nonperforming assets ("NPAs")	$8,390	$14,419	$12,335
Accruing troubled debt resructured loans	$484	$1,132	$1,844
Ratios
Nonaccrual loans to total loans	0.32%	0.49%	0.29%
NPAs to total loans plus OREO	0.38%	0.66%	0.71%
NPAs to total assets	0.29%	0.53%	0.56%
ALLL to Nonaccrual loans	281%	164%	224%
ALLL to total loans	0.91%	0.81%	0.66%

At December 31, 2021, 2020 and 2019, impaired loans had specific reserves of $964,000, $900,000 and $840,000, respectively. Levels of specific reserves are dependent on the specific underlying impaired loans at any given time. Management has evaluated the aforementioned loans and other loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for loan losses at December 31, 2021.

Our nonperforming assets were elevated during the years ended December 31, 2018 and 2017, primarily due to the acquisition of a troubled institution during 2017, which included $19.4 million of loans which were considered nonperforming. This increase in nonperforming assets was anticipated in conjunction with the acquisition, and management actively managed these relationships out of the Bank through pay downs, refinances with or sales of loans to other institutions, or foreclosure actions. As a result of these actions nonperforming assets declined sharply during 2019. Nonperforming assets trended back up slightly during 2020 primarily due to one commercial real estate loan totaling approximately $7.3 million which was moved to nonaccrual status when a major tenant declared bankruptcy and vacated the facility. Payments continued to be made timely on this loan, and it returned to performing status during 2021, causing a decline in nonperforming assets.

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

In response to the COVID-19 pandemic, the CARES Act was signed into law. Under the CARES Act, banks may elect to deem that loan modifications do not result in TDRs if they are (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020 and the earlier of (A) 60 days after the date of termination of the national emergency declaration or (B) December 31, 2021. Additionally, in accordance with the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised), other short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs under ASC Subtopic 310-40. This includes short-term (e.g. up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. Loans modified under this guidance are not considered TDRs and as such are not identified in the table below. During 2020, the Company granted payment deferrals to over 625 customers on loans totaling over $271 .5 million. These deferrals were primarily for lengths in the range of 60 to 180 days, and were a combination of deferrals of principal payments only or both principal and interest payments. As of December 31, 2020, these totals had decreased to fewer than 20 loans with total balances less than $20.0 million. As of December 31, 2021, only one loan remained with payment deferrals under the CARES Act, totaling $1.1 million.

As of December 31, 2021 and 2020, the Company had specific reserves of $7,000 and $0 for TDRs, respectively, and none of them have subsequently defaulted.

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

The following table summarizes the changes in our ALLL for the years indicated:

	Year ended December 31,
	2021	2020	2019

	(dollars in thousands)
Balance of ALLL at the beginning of period	$17,658	$11,396	$12,248
Net loans charged-off (recovered):
Commercial & industrial	180	1,083	1,218
Commercial real estate - owner occupied	275	(346)	4,638
Commercial real estate - non-owner occupied	(5)	(40)	2
Construction & Development	(143)	33	0
Residential 1-4 family	110	21	146
Consumer	6	90	65
Other Loans	20	22	33
Total net loans charged-off	443	863	6,102
Provision charged to operating expense	3,100	7,125	5,250
Balance of ALLL at end of period	$20,315	$17,658	$11,396
Ratio of net charge-offs (recoveries) to average loans by loan composition
Commercial & industrial	0.05%	0.23%	0.41%
Commercial real estate - owner occupied	0.05%	(0.07)%	1.07%
Commercial real estate - non-owner occupied	0.00%	(0.01)%	0.00%
Construction & Development	(0.11)%	0.02%	0.00%
Residential 1-4 family	0.02%	0.00%	0.04%
Consumer	0.02%	0.31%	0.22%
Other Loans	0.07%	0.16%	0.47%
Total net charge-offs to average loans	0.02%	0.04%	0.39%

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

The following table summarizes an allocation of the ALLL and the related percentage of loans outstanding in each category for the periods below.

	As of December 31
	2021		2020		2019
		% of		% of		% of
(in thousands, except %)	Amount	Loans	Amount	Loans	Amount	Loans
Loan Type:
Commercial & industrial	$3,699	16%	$2,049	20%	$2,320	17%
Commercial real estate - owner occupied	5,633	26%	6,108	25%	4,587	26%
Commercial real estate - non-owner occupied	5,151	24%	3,904	20%	1,578	20%
Construction & Development	984	6%	1,027	7%	548	8%
Residential 1-4 family	4,445	26%	3,960	25%	2,169	26%
Consumer	224	1%	201	1%	141	2%
Other Loans	179	1%	409	2%	53	1%
Total allowance	$20,315	100%	$17,658	100%	$11,396	100%

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

Deposits.  Our current deposit products include non-interest bearing and interest-bearing checking accounts, savings accounts, money market accounts, and certificate of deposits. As of December 31, 2021, deposit liabilities accounted for approximately 86.1% of our total liabilities and equity. We accept deposits primarily from customers in the communities in which our branches and offices are located, as well as from small businesses and other customers throughout our lending area. We rely on our competitive pricing and products, quality customer service, and convenient locations and hours to attract and retain deposits. Deposit rates and terms are based primarily on current business strategies, market interest rates, liquidity requirements and our deposit growth goals.

Total deposits were $2.53 billion, $2.32 billion and $1.84 billion as of December 31, 2021, 2020 and 2019, respectively. Noninterest-bearing deposits at December 31, 2021, 2020 and 2019 were $799.9 million, $715.6 million and $476.5 million, respectively, while interest-bearing deposits were $1.73 billion, $1.61 billion and $1.37 billion at December 31, 2021, 2020 and 2019, respectively.

At December 31, 2021, we had a total of $256.2 million in certificates of deposit, including $11.7 million of brokered deposits, of which $5.0 million had remaining maturities of one year or less. Based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.

The following tables set forth the average balances of our deposits for the periods indicated:

	December 31,		December 31,		December 31,
	2021		2020		2019

	Amount	Percent	Amount	Percent	Amount	Percent

	(dollars in thousands)
Noninterest-bearing demand deposits	$785,364	32.0%	$634,939	29.7%	$495,039	29.4%
Interest-bearing checking deposits	209,970	8.6%	194,718	9.1%	90,273	5.4%
Savings deposits	497,958	20.3%	356,091	16.7%	261,977	15.6%
Money market accounts	664,591	27.1%	563,847	26.4%	440,773	26.2%
Certificates of deposit	278,602	11.4%	367,054	17.2%	380,117	22.6%
Brokered deposits	14,718	0.6%	18,428	0.9%	16,387	0.9%
Total	$2,451,203	100%	$2,135,077	100%	$1,684,566	100%

The following table provides information on maturities of certificates of deposits which exceed FDIC insurance limits of $250,000 as of December 31, 2021:

	Time Deposits over FDIC	Portion of Time Deposits in
	Insurance Limits	Excess of FDIC Insurance Limits

	(dollars in thousands)
3 months or less remaining	$8,958	$2,458
Over 3 to 6 months remaining	8,538	4,788
Over 6 to 12 months remaining	5,847	3,597
Over 12 months or more remaining	13,445	5,445
Total	$36,788	$16,288

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

The following table summarizes securities sold under repurchase agreements, and the weighted average interest rates paid:

	Year ended December 31,
(dollars in thousands)	2021	2020	2019
Average daily amount of securities sold under repurchase agreements during the period	$34,637	$34,984	$21,522
Weighted average interest rate on average daily securities sold under repurchase agreements	0.03%	0.32%	2.14%
Maximum outstanding securities sold under repurchase agreements at any month-end	$57,915	$79,718	$45,865
Securities sold under repurchase agreements at period end	$41,122	$36,377	$45,865
Weighted average interest rate on short-term borrowing at period end	0.02%	0.04%	1.47%

Lines of credit and other borrowings

The Company’s other borrowings have historically consisted primarily of short-term FHLB of Chicago advances collateralized by a blanket pledge agreement on the Company’s FHLB capital stock and retail and commercial loans held in the Company’s portfolio. There were $8.0 million, $23.3 million and $39.6 million of advances outstanding from the FHLB at December 31, 2021, 2020, and 2019.

The total loans pledged as collateral were $915.5 million, $825.3 million and $815.2 million at December 31, 2021, 2020 and 2019, respectively. Outstanding letters of credit from the FHLB totaled $0.8 million and $14.4 million at December 31, 2020 and 2019, respectively. There were no outstanding letters of credit from the FHLB at December 31, 2021.

The following table summarizes short-term borrowings (borrowings with maturities of one year or less), which consist of borrowings from the FHLB, and the weighted average interest rates paid:

	Year ended December 31,
(dollars in thousands)	2021	2020	2019
Average daily amount of short-term borrowings outstanding during the period	$11,343	$35,622	$16,665
Weighted average interest rate on average daily short-term borrowing	0.33%	1.37%	1.90%
Maximum outstanding short-term borrowings outstanding at any month-end	$15,338	$58,800	$39,800
Short-term borrowing outstanding at period end	$7,958	$23,338	$39,800
Weighted average interest rate on short-term borrowing at period end	0.91%	1.22%	1.80%

The Corporation maintains a $7.5 million line of credit with a commercial bank, which was entered into on May 15, 2020, and renewed on May 15, 2021. There were no outstanding balances on this note at December 31, 2021 or 2020. Any future borrowings will require monthly payments of interest at a variable rate, and will be due in full on May 15, 2022.

During September 2017, the Company entered into subordinated note agreements with three separate commercial banks. The Company had up to twelve months from entering these agreements to borrow funds up to a maximum availability of $22.5 million. As of December 31, 2021 and 2020, the Company had borrowed $11.5 million under these agreements. These notes were all issued with 10-year maturities, carry interest at a variable rate payable quarterly, are callable on or after the sixth anniversary of their issuance dates, and qualify for Tier 2 capital for regulatory purposes.

On July 22, 2020, the Company entered into subordinated note agreements with two separate commercial banks. The Company had through December 31, 2020, to borrow funds up to a maximum availability of $6.0 million under each agreement, or $12.0 million total. These notes were issued with 10-year maturities, carry interest at a fixed rate of 5.0% through June 30, 2025, and at a variable rate thereafter, payable quarterly. These notes are callable on or after January 1, 2026 and qualify for Tier 2 capital for regulatory purposes. The Company had outstanding balances of $6.0 million under these agreements at December 31, 2021 and 2020.

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

Securities available for sale consist of U.S. Treasury securities, obligations of states and political subdivision, mortgage-backed securities, and corporate notes. Securities classified as available for sale, which management has the intent and ability to hold for an indefinite period of time, but not necessarily to maturity, are carried at fair value, with unrealized gains and losses, net of related deferred income taxes, included in stockholders’ equity as a separate component of other comprehensive income. The fair value of securities available for sale totaled $212.7 million and included gross unrealized gains of $5.6 million and gross unrealized losses of $0.7 million at December 31, 2021. At December, 31 2020, the fair value of securities available for sale totaled $165.0 million and included gross unrealized gains of $8.0 million and gross unrealized losses of $0.1 million.

Securities classified as held to maturity consist of obligations of states and political subdivisions. These securities, which management has the intent and ability to hold to maturity, are reported at amortized cost. Securities held to maturity as of December 31, 2021 and 2020, are carried at their amortized cost of $5.9 million and $6.7 million, respectively.

The Company recognized a net loss on sale of investment securities of $3,000 during the year ended December 31, 2021. The Company recognized a net gain on sale of investment securities of $3.2 million during the year ended December 31, 2020.  The Company recognized a net gain of $0.2 million on the sale of an investment previously classified as an “other investment” and also a net gain on sale of investment securities of $0.6 million during the year ended December 31, 2019.

The following tables set forth the composition and maturities of investment securities as of December 31, 2021 and December 31, 2020. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

			After One, But		After Five, But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
At December 31, 2021	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)

	(dollars in thousands)
Available for sale securities
U.S. Treasury securities	$—	0.0%	$—	0.0%	$49,574	1.4%	$—	0.0%	49,574	1.4%
Obligations of U.S. Government sponsored agencies	304	0.2%	—	0.0%	12,967	1.4%	13,451	1.8%	26,722	1.6%
Obligations of states and political subdivisions	—	0.0%	4,367	3.7%	14,587	3.4%	64,065	3.1%	83,019	3.2%
Mortgage-backed securities	60	2.6%	10,559	2.5%	10,508	3.0%	5,016	2.5%	26,143	2.7%
Corporate notes	—	0.0%	4,972	3.3%	14,311	3.6%	1,477	5.1%	20,760	3.6%
Certificates of deposit	503	0.9%	1,026	1.2%	—	0.0%	—	0.0%	1,529	1.1%
Total available for sale securities	$867	0.7%	$20,924	2.9%	$101,947	2.1%	$84,009	2.9%	$207,747	2.5%
Held to maturity securities
Obligations of states and political subdivisions	$715	2.3%	$3,492	2.6%	$1,704	0.0%	$—	0.0%	$5,911	1.8%
Total	$1,582	1.5%	$24,416	2.8%	$103,651	2.1%	$84,009	2.9%	$213,658	2.5%

			After One, But		After Five, But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
At December 31, 2020	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)

	(dollars in thousands)
Available for sale securities
Obligations of U.S.
Government sponsored agencies	$302	(0.4)%	$310	0.1%	$2,184	2.1%	$15,480	1.8%	$18,276	1.8%
Obligations of states and political subdivisions	593	3.2%	4,724	3.7%	13,412	3.3%	48,924	3.4%	67,653	3.4%
Mortgage-backed securities	1,585	2.2%	15,554	2.5%	14,864	2.9%	9,801	2.6%	41,804	2.6%
Corporate notes	11,960	2.9%	4,961	3.3%	—	0.0%	10,437	0.9%	27,358	2.2%
Certificates of deposit	501	1.3%	1,562	1.0%	—	0.0%	—	0.0%	2,063	1.1%
Total available for sale securities	$14,941	2.7%	$27,111	2.7%	$30,460	3.0%	$84,642	2.7%	$157,154	2.8%
Held to maturity securities
Obligations of states and political subdivisions	$751	1.8%	$3,523	2.6%	$2,395	2.9%	$—	—	$6,669	2.6%
Total	$15,692	2.6%	$30,634	2.7%	$32,855	3.0%	$84,642	2.7%	$163,823	2.8%
(1)	Weighted Average Yield is shown on a fully taxable equivalent basis using a federal tax rate of 21%.

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

As of December 31, 2021, 26 debt securities had gross unrealized losses, with an aggregate depreciation of 0.98% from our amortized cost basis. The largest unrealized loss percentage of any single security was 5.31% (or $256,000) of its amortized cost. This was also the largest unrealized dollar loss of any single security.

As of December 31, 2020, six debt securities had gross unrealized losses, with an aggregate depreciation of 0.08% from our amortized cost basis. The largest unrealized loss percentage of any single security was 1.86% (or $74,000) of its amortized cost. This was also the largest unrealized dollar loss of any single security.

LIQUIDITY AND CAPITAL RESOURCES

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

Capital Adequacy.  Total shareholders’ equity was $322.7 million at December 31, 2021, compared to $294.9 million at December 31, 2020, and $230.2 million at December 31, 2019. Our total shareholders’ equity increased during 2021, 2020 and 2019 as a result of our profitability, reduced by dividends paid and common share repurchases. Growth in shareholders’ equity during 2020 and 2019 was further stimulated by the acquisitions of Timberwood and Partnership in these years, respectively.

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

					Minimum Capital Required		Minimum To Be Well-
			Minimum Capital		for Capital Adequacy Plus		Capitalized Under Prompt
			Required for Capital		Capital Conservation Buffer		Corrective Action
	Actual		Adequacy		Basel III Phase-In Schedule		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
At December 31, 2021
Bank First Corporation:
Total capital (to risk-weighted assets)	$297,467	12.4%	N/A	N/A	N/A	N/A	N/A	N/A
Tier I capital (to risk-weighted assets)	259,652	10.9%	N/A	N/A	N/A	N/A	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	259,652	10.9%	N/A	N/A	N/A	N/A	N/A	N/A
Tier I capital (to average assets)	259,652	9.3%	N/A	N/A	N/A	N/A	N/A	N/A
Bank First, N.A:
Total capital (to risk-weighted assets)	$291,994	12.2%	191,339	8.0%	251,133	10.50%	239,174	10.0%
Tier I capital (to risk-weighted assets)	271,679	11.4%	143,505	6.0%	203,298	8.50%	191,339	8.0%
Common equity tier I capital (to risk-weighted assets)	271,679	11.4%	107,628	4.5%	167,422	7.00%	155,463	6.5%
Tier I capital (to average assets)	271,679	9.7%	111,825	4.0%	111,825	4.00%	139,781	5.0%
At December 31, 2020
Bank First Corporation:
Total capital (to risk-weighted assets)	$263,344	11.7%	N/A	N/A	N/A	N/A	N/A	N/A
Tier I capital (to risk-weighted assets)	228,186	10.2%	N/A	N/A	N/A	N/A	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	228,186	10.2%	N/A	N/A	N/A	N/A	N/A	N/A
Tier I capital (to average assets)	228,186	8.7%	N/A	N/A	N/A	N/A	N/A	N/A
Bank First, N.A:
Total capital (to risk-weighted assets)	$263,129	11.7%	179,420	8.0%	235,489	10.50%	224,275	10.0%
Tier I capital (to risk-weighted)	245,471	10.9%	134,565	6.0%	190,634	8.50%	179,420	8.0%
Common equity tier I capital (to risk-weighted assets)	245,471	10.9%	100,924	4.5%	156,993	7.00%	145,779	6.5%
Tier I capital (to average assets)	245,471	9.5%	103,814	4.0%	103,814	4.00%	129,768	5.0%

As previously mentioned, the Company carried $17.5 million of subordinated debt as of December 31, 2021 and 2020, respectively, which is included in total capital for the Company in the tables above.

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

Loan commitments and standby and direct pay letters of credit do not necessarily represent our future cash requirements because while the borrower has the ability to draw upon these commitments at any time, these commitments occasionally expire without being drawn upon. Our off-balance sheet arrangements as of December 31, 2021 were as follows:

	Amounts of Commitments Expiring - By Period as of December 31, 2021
		Less Than	One to	Three to	After Five
OTHER COMMITMENTS	Total	One Year	Three Years	Five Years	Years

	(dollars in thousands)
Unused lines of credit	$502,131	$235,004	$72,240	$54,594	$140,293
Standby and direct pay letters of credit	9,062	7,172	1,414	473	3
Credit card arrangements	10,916	—	—	—	10,916
Total commitments	$522,109	$242,176	$73,654	$55,067	$151,212

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

As of December 31, 2021:

Change in Interest Rates	Percentage Change in
(in Basis Points)	Net Interest Income
+400	9.3%
+300	7.6%
+200	6.2%
+100	3.6%
-100	(4.3)%

As of December 31, 2020:

Change in Interest Rates	Percentage Change in
(in Basis Points)	Net Interest Income
+400	4.7%
+300	4.2%
+200	3.9%
+100	2.7%
-100	(3.3)%

Economic Value of Equity Analysis.    We also analyze the sensitivity of the Company’s financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between estimated changes in the present value of the Company’s assets and estimated changes in the present value of the Company’s liabilities assuming various changes in current interest rates. The Company’s economic value of equity analysis as of December 31, 2021 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Company would experience a 8.89% increase in the economic value of equity. At the same date, our analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, the Company would experience 9.21% decrease in the economic value of equity. The estimates of changes in the economic value of our equity require us to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on the economic value of our equity. Although our economic value of equity analysis provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of our equity and will differ from actual results.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Bank First Corporation and Subsidiaries Manitowoc, Wisconsin

Consolidated Financial Statements

Years Ended December 31, 2021, 2020 and 2019

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Bank First Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Bank First Corporation and Subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Atlanta, Georgia

March 16, 2022

Bank First Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31
	2021	2020

	(In Thousands, except share and per share data)

Assets
Cash and due from banks	$29,171	$36,255
Interest-bearing deposits	267,689	133,964
Cash and cash equivalents	296,860	170,219
Securities held to maturity, at amortized cost ($5,922 and $6,688 fair value at December 31, 2021 and 2020, respectively)	5,911	6,669
Securities available for sale, at fair value	212,689	165,039
Loans held for sale	786	809
Loans, net	2,215,199	2,173,802
Premises and equipment, net	49,461	43,183
Goodwill	55,357	55,472
Other investments	9,004	8,896
Cash value of life insurance	31,897	31,394
Core deposit intangibles, net	4,035	5,441
Mortgage Servicing Rights ("MSR")	5,016	3,726
Other real estate owned (“OREO”)	150	1,885
Investment in minority-owned subsidiaries	42,935	42,278
Other assets	8,252	9,203
TOTAL ASSETS	$2,937,552	$2,718,016
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Interest-bearing deposits	$1,728,504	$1,605,317
Noninterest-bearing deposits	799,936	715,646
Total deposits	2,528,440	2,320,963
Securities sold under repurchase agreements	41,122	36,377
Notes payable	8,011	23,469
Subordinated notes	17,500	17,500
Other liabilities	19,826	24,850
Total liabilities	2,614,899	2,423,159
Stockholders’ equity:
Serial preferred stock - $0.01 par value
Authorized - 5,000,000 shares	—	—
Common stock - $0.01 par value
Authorized - 20,000,000 shares
Issued - 8,478,383 shares as of December 31, 2021 and 2020
Outstanding - 7,616,540 and 7,709,497 shares as of December 31, 2021 and 2020, respectively	85	85
Additional paid-in capital	93,149	92,847
Retained earnings	258,104	221,393
Treasury stock, at cost - 861,843 and 768,886 shares as of December 31, 2021 and 2020, respectively	(32,294)	(25,227)
Accumulated other comprehensive income	3,609	5,759
Total stockholders’ equity	322,653	294,857
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,937,552	$2,718,016

See accompanying notes to consolidated financial statements.

Bank First Corporation and Subsidiaries

Consolidated Statements of Income

	Years Ended December 31
	2021	2020	2019

	(In Thousands, except per share amounts)
Interest income:
Loans, including fees	$93,422	$95,273	$82,939
Securities:
Taxable	2,788	3,358	3,134
Tax-exempt	1,866	1,888	1,662
Other	310	181	1,430
Total interest income	98,386	100,700	89,165
Interest expense:
Deposits	7,527	12,473	17,875
Securities sold under repurchase agreements	10	114	461
Borrowed funds	767	1,278	1,162
Total interest expense	8,304	13,865	19,498
Net interest income	90,082	86,835	69,667
Provision for loan losses	3,100	7,125	5,250
Net interest income after provision for loan losses	86,982	79,710	64,417
Noninterest income:
Service charges	6,128	5,003	3,506
Income from Ansay and Associates, LLC (“Ansay”)	2,587	2,740	1,792
Income from UFS, LLC (“UFS”)	2,556	3,066	2,935
Loan servicing income	3,839	1,420	550
Net gain on sales of mortgage loans	7,371	5,310	1,401
Net (loss) gain on sales of securities	(3)	3,233	634
Net gain on sale of other investments	—	—	234
Other	1,040	2,748	1,580
Total noninterest income	23,518	23,520	12,632
Noninterest expense:
Salaries, commissions, and employee benefits	28,515	27,273	22,903
Occupancy	4,198	4,719	3,860
Data processing	5,344	5,515	4,509
Postage, stationery, and supplies	713	872	591
Net (gain) loss on sales and valuations of OREO	(20)	1,395	(73)
Advertising	227	226	268
Charitable contributions	534	574	566
Outside service fees	3,076	4,112	3,041
Amortization of intangibles	1,405	1,636	1,069
Penalty for early extinguishment of debt	—	1,323	—
Other	6,541	5,708	6,026
Total noninterest expense	50,533	53,353	42,760
Income before provision for income taxes	59,967	49,877	34,289
Provision for income taxes	14,523	11,831	7,595
Net Income	$45,444	$38,046	$26,694
Earnings per share - basic	$5.92	$5.07	$3.91
Earnings per share - diluted	$5.92	$5.07	$3.87
Dividends per share	$1.14	$0.81	$0.80

See accompanying notes to consolidated financial statements

Bank First Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

	Years Ended December 31
	2021	2020	2019

	(In Thousands)
Net Income	$45,444	$38,046	$26,694
Other comprehensive (loss) income:
Unrealized (losses) gains on available for sale securities:
Unrealized holding (losses) gains arising during period	(2,946)	7,987	4,378
Amortization of unrealized holding gains on securities transferred from available for sale to held to maturity	(2)	(102)	(44)
Reclassification adjustment for losses (gains) included in net income	3	(3,233)	(634)
Income tax benefit (expense)	795	(1,387)	(840)
Total other comprehensive (loss) income	(2,150)	3,265	2,860
Comprehensive income	$43,294	$41,311	$29,554

See accompanying notes to consolidated financial statements.

Bank First Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity

						Accumulated
	Serial		Additional			Other	Total
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive	Stockholders’
	Stock	Stock	Capital	Earnings	Stock	Income (loss)	Equity

	(In Thousands, except share and per share amounts)
Balance at January 1, 2019	$—	$74	$27,601	$168,363	$(21,349)	$(366)	$174,323
Net income	—	—	—	26,694	—	—	26,694
Change in accounting principle in unconsolidated subsidiary	—	—	—	(100)	—	—	(100)
Other comprehensive income	—	—	—	—	—	2,860	2,860
Purchase of treasury stock	—	—	—	—	(4,205)	—	(4,205)
Issuance of treasury stock as deferred compensation payout	—	—	26	—	88	—	114
Shares issued in the acquisition of Partnership Community Bancshares, Inc. (534,659 shares)	—	5	35,298	—	—	—	35,303
Cash dividends ($0.80 per share)	—	—	—	(5,463)	—	—	(5,463)
Amortization of stock-based compensation	—	—	685	—	—	—	685
Vesting of restricted stock awards	—	—	(525)	—	525	—	—
Balance at December 31, 2019	—	79	63,085	189,494	(24,941)	2,494	230,211
Net income	—	—	—	38,046	—	—	38,046
Other comprehensive income	—	—	—	—	—	3,265	3,265
Purchase of treasury stock	—	—	—	—	(4,367)	—	(4,367)
Sale of treasury stock	—	—	—	—	19	—	19
Issuance of treasury stock as deferred compensation payout	—	—	—	—	3,368	—	3,368
Cash dividends ($0.81 per share)	—	—	—	(6,147)	—	—	(6,147)
Amortization of stock-based compensation	—	—	1,081	—	—	—	1,081
Vesting of restricted stock awards	—	—	(694)	—	694	—	—
Shares issued in the acquisition of Tomah Bancshares, Inc. (575,641 shares)	—	6	29,375	—	—	—	29,381
Balance at December 31, 2020	—	85	92,847	221,393	(25,227)	5,759	294,857
Net income	—	—	—	45,444	—	—	45,444
Other comprehensive loss	—	—	—	—	—	(2,150)	(2,150)
Purchase of treasury stock	—	—	—	—	(8,272)	—	(8,272)
Sale of treasury stock	—	—	—	—	114	—	114
Cash dividends ($1.14 per share)	—	—	—	(8,733)	—	—	(8,733)
Amortization of stock-based compensation	—	—	1,393	—	—	—	1,393
Vesting of restricted stock awards	—	—	(1,091)	—	1,091	—	—
Balance at December 31, 2021	$—	$85	$93,149	$258,104	$(32,294)	$3,609	$322,653

See accompanying notes to consolidated financial statements.

Bank First Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31
	2021	2020	2019

	(In Thousands)
Cash flows from operating activities:
Net income	$45,444	$38,046	$26,694
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,100	7,125	5,250
Depreciation and amortization of premises and equipment	1,780	1,536	1,273
Amortization of intangibles	1,405	1,636	1,069
Net amortization of securities	807	689	388
Amortization of stock-based compensation	1,393	1,081	685
Accretion of purchase accounting valuations	(1,947)	(5,473)	(7,077)
Net change in deferred loan fees and costs	(1,208)	2,417	(216)
(Benefit) expense for deferred income taxes	(1)	(116)	856
Change in fair value of MSR and other investments	465	2,262	775
(Gain) loss from sale and disposal of premises and equipment	(37)	178	23
(Gain) loss on sale of OREO and valuation allowance	(20)	1,395	(73)
Proceeds from sales of mortgage loans	295,904	215,903	86,057
Originations of mortgage loans held for sale	(290,372)	(212,190)	(85,983)
Gain on sales of mortgage loans	(7,371)	(5,310)	(1,401)
Realized (gain) loss on sale of securities available for sale and other investments	3	(3,233)	(868)
Undistributed income of UFS joint venture	(2,556)	(3,066)	(2,935)
Undistributed income of Ansay joint venture	(2,587)	(2,740)	(1,792)
Net earnings on life insurance	(768)	(741)	(625)
Decrease (increase) in other assets	1,862	(1,876)	(720)
(Decrease) increase in other liabilities	(5,013)	6,440	1,268
Net cash provided by operating activities	40,283	43,963	22,648
Cash flows from investing activities, net of effects of business combination:
Activity in securities available for sale and held to maturity:
Sales	9,087	59,697	45,506
Maturities, prepayments, and calls	34,033	73,524	13,364
Purchases	(93,767)	(28,764)	(103,848)
Net increase in loans	(41,713)	(343,581)	(36,496)
Dividends received from UFS	2,646	2,103	2,108
Dividends received from Ansay	1,840	1,712	1,329
Proceeds from sale of OREO	1,893	5,472	1,704
Proceeds from sales of other investments	—	—	984
Net purchases of Federal Home Loan Bank (“FHLB”) stock	—	(640)	(65)
Net purchases of Federal Reserve Bank (“FRB”) stock	—	(2,760)	—
Proceeds from life insurance	265	—	—
Proceeds from sale of premises and equipment	548	284	—
Purchases of premises and equipment	(8,718)	(8,371)	(7,268)
Investment in Ansay	—	—	(13,700)
Net cash received (used) in business combination	—	35,296	(9,771)
Net cash used in investing activities	(93,886)	(206,028)	(106,153)

Bank First Corporation and Subsidiaries

Consolidated Statements of Cash Flows - (continued)

	Years Ended December 31
	2021	2020	2019

	(In Thousands)
Cash flows from financing activities, net of effects of business combination:
Net increase in deposits	$207,770	$307,032	$17,506
Net (decrease) increase in securities sold under repurchase agreements	4,745	(10,305)	14,376
Proceeds from advances of notes payable	5,000	88,000	44,000
Repayment of notes payable	(20,380)	(127,400)	(4,000)
Proceeds from subordinated debt	—	6,000	—
Repayment of subordinated debt	—	(7,000)	—
Dividends paid	(8,733)	(6,147)	(5,463)
Proceeds from sales of common stock	114	19	—
Repurchase of common stock	(8,272)	(4,367)	(4,205)
Net cash provided by financing activities	180,244	245,832	62,214
Net increase (decrease) in cash and cash equivalents	126,641	83,767	(21,291)
Cash and cash equivalents at beginning of year	170,219	86,452	107,743
Cash and cash equivalents at end of year	$296,860	$170,219	$86,452

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$7,064	$14,972	$18,938
Income taxes	16,760	10,181	6,677
Supplemental schedule of noncash activities:
Loans transferred to OREO	—	1,892	4,927
Closed branch building transferred to OREO	140	—	—
MSR resulting from sale of loans	1,862	1,375	740
Amortization of unrealized holding gains on securities transferred from available for sale to held to maturity recognized in other comprehensive income, net of tax	(2)	(81)	(35)
Change in unrealized gains and losses on investment securities available for sale, net of tax	(2,148)	3,346	2,895
Payment of deferred compensation through issuance of treasury stock	—	3,368	114
Initial recognition of right-of-use lease asset and liability	—	—	1,699
Cancellation of subordinated debt issued to acquired institution	—	—	6,500

Acquisition:
Fair value of assets acquired	$—	$209,918	$307,768
Fair value of liabilities assumed	—	191,701	286,612
Net assets acquired	$—	$18,217	$21,156

Common stock issued in acquisition	$—	$29,381	$35,303

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries, Veritas Asset Holdings, LLC ( “Veritas” ) and Bank First, National Association ( “Bank” ). The Bank’s wholly owned subsidiaries are Bank First Investments, Inc., TVG Holdings, Inc. ( “TVG") and BFC Title LLC. All significant intercompany balances and transactions have been eliminated. The Bank and TVG have investments in minority-owned subsidiaries that are accounted for using the equity method in the consolidated financial statements. The Bank owns 49.8% of UFS which provides data processing solutions to over 60 banks in the Midwest. TVG owns 40.0% of Ansay providing clients throughout the Midwest with superior insurance and risk management solutions.

Organization

The Corporation provides a variety of financial services to individual and business customers, primarily located in Wisconsin, through the Bank. The Bank is subject to competition from other traditional and nontraditional financial institutions and is also subjectone  to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities including the Office of the Comptroller of the Currency and the Federal Reserve Bank.

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

Cash and Cash Equivalents

For purposes of reporting cash flows in the consolidated financial statements, cash and cash equivalents include cash on hand, interest-bearing and noninterest-bearing accounts in other financial institutions, and federal funds sold, all of which have original maturities of three months or less. Generally, federal funds are purchased and sold for one day periods. In the normal course of business, the Corporation maintains cash and due from bank balances with correspondent banks. Accounts at each institution that are insured by the Federal Deposit Insurance Corporation have up to $250,000 of insurance. Total uninsured balances held at December 31, 2021 and 2020 were approximately $992,000 and $5,284,000, respectively. The Bank is required to maintain deposits on hand or with the FRB to meet specific reserve requirements. During 2021 and 2020, in response to liquidity concerns resulting from the COVID-19 pandemic (“COVID”), this reserve requirement was reduced to zero by the FRB.

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

Other Investments

Other investments are carried at cost, or, where available, recently observable market prices, which approximates fair value, and consist of FHLB stock, FRB stock, Bankers’ Bancorporation stock and preferred stock in a community development project (sold during 2021). Other investments are evaluated for impairment at least on an annual basis.

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

In response to the COVID-19 pandemic, the CARES Act was signed into law. Under the CARES Act, banks may elect to deem that loan modifications do not result in troubled debt restructurings ("TDRs") if they are (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020 and the earlier of (A) 60 days after the date of termination of the national emergency declaration or (B) January 1, 2022. Additionally, in accordance with the lnteragency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised), other short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs under ASC Subtopic 310-40. This includes short-term (e.g. up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented . Loans modified under this guidance are not considered TDRs.

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

For PCI loans after acquisition, cash flows expected to be collected are recast for each loan periodically as determined appropriate by management. If the present value of expected cash flows for a loan is less than its carrying value, impairment is reflected by an increase in the ALL and a charge to the provision for loan losses. If the present value of the expected cash flows for a loan is greater than its carrying value, any previously established ALL is reversed and any remaining difference increases the accretable yield which will be taken into income over the remaining life of the loan. Loans which were considered troubled debt restructurings by an acquired institution prior to the acquisition are not required to be classified as troubled debt restructurings in the Corporation’s consolidated financial statements unless or until such loans would subsequently meet criteria to be classified as such, since acquired loans were recorded at their estimated fair values at the time of the acquisition.

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

Intangible Assets and Goodwill

Intangible assets consist of the value of core deposits, mortgage servicing assets and the excess of purchase price over fair value of net assets (goodwill). Core deposits are stated at cost less accumulated amortization and are amortized on a sum of the year’s digits basis over a period of one to ten years. See Note 2 for additional information on acquisitions completed in 2020 and 2019.

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

The Corporation evaluated goodwill and core deposit intangibles for impairment during 2021, 2020 and 2019, determining that there was no goodwill or core deposit intangible impairment.

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

Per Share Computations

Weighted average shares outstanding were 7,680,896, 7,497,862, and 6,820,225 for the years ended December 31, 2021, 2020 and 2019, respectively. All outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends are considered participating securities for basic and diluted earnings per share calculations. There were 59,264, 56,606, and 51,226 average shares of dilutive instruments outstanding during the years ended December 31, 2021, 2020, and 2019.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe that there are any such matters that will have a material effect on the consolidated financial statements at December 31, 2021 and 2020.

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

Reclassifications

Certain 2020 and 2019 amounts have been reclassified to conform to the presentation used in 2021. These reclassifications had no effect on the operations, financial condition or cash flows of the Corporation.

New Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Certain aspects of this ASU were updated in November 2018 by the issuance of ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. The main objective of the ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in the ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. During 2019 FASB issued ASU 2019-10 which delayed the effective date of ASU 2016-13 for smaller, publicly traded companies, until interim and annual periods beginning after December 15, 2022. This delay applies to the Corporation as it was classified as a "Smaller reporting company" as defined in Rule 12b-2 of the Exchange Act as of the date ASU 2019-10 was enacted. The Corporation is currently evaluating the impact of ASU 2016-13 on the consolidated financial statements, although the general expectation in the banking industry is that the implementation of this standard will result in higher required balances in the ALLL.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. It provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The updated guidance is effective for all entities from March 12, 2020 through December 31, 2022. The Corporation has been diligent in responding to reference rate reform and does not anticipate a significant impact to its financial statements as a result.

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

The fair value of the assets acquired and liabilities assumed on May 15, 2020 was as follows:

	As Recorded by	Fair Value	As Recorded by
(in thousands)	Timberwood	Adjustments	the Company
Cash, cash equivalents and securities	$79,614	$(656)	$78,958
Other investments	533	—	533
Loans	117,343	1,068	118,411
Premises and equipment, net	2,538	(1,006)	1,532
Core deposit intangible	—	1,697	1,697
Other assets	11,392	(2,605)	8,787
Total assets acquired	$211,420	$(1,502)	$209,918

Deposits	$170,362	$742	$171,104
Subordinated debt	6,500	—	6,500
Other borrowings	12,938	210	13,148
Other liabilities	1,923	(974)	949
Total liabilities assumed	$191,723	$(22)	$191,701

Excess of assets acquired over liabilities assumed	$19,697	$(1,480)	$18,217
Less: purchase price			29,812
Goodwill (originally recorded)			11,595
Refinement to fair value estimates			305
Goodwill (after refinement)			$11,900

Partnership Community Bancshares, Inc.

On July 12, 2019, the Corporation completed a merger with Partnership Community Bancshares, Inc. (“Partnership”), a bank holding company headquartered in Cedarburg, Wisconsin, pursuant to the Agreement and Plan of Bank Merger, dated as of January 22, 2019 and as amended on April 30, 2019, by and among the Corporation and Partnership, whereby Partnership merged with and into the Corporation, and Partnership Bank, Partnership’s wholly-owned banking subsidiary, merged with and into the Bank. Partnership’s principal activity was the ownership and operation of Partnership Bank, a state-chartered banking institution that operated four branches in Wisconsin at the time of closing. The merger consideration totaled approximately $49,589,000.

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

The fair value of the assets acquired and liabilities assumed on July 12, 2019 was as follows:

	As Recorded by
	Partnership		As Recorded by
	Community	Fair Value	Bank First
	Bancshares	Adjustments	Corporation

(in thousands)
Cash, cash equivalents and securities	$21,447	$(291)	$21,156
Other investments	441		441
Loans	276,279	(957)	275,322
Premises and equipment, net	6,066	(2,940)	3,126
Core deposit intangible	—	4,236	4,236
Other assets	3,668	(181)	3,487
Total assets acquired	$307,901	$(133)	$307,768
Deposits	$268,653	$154	$268,807
Subordinated debt	7,000	195	7,195
Other borrowings	9,800	(18)	9,782
Other liabilities	841	(13)	828
Total liabilities assumed	$286,294	$318	$286,612
Excess of assets acquired over liabilities assumed	$21,607	$(451)	$21,156
Less: purchase price			49,589
Goodwill			$28,433

Note 3 Securities

The following is a summary of available for sale securities (dollar amounts in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2021
U.S. Treasury securities	$49,574	$121	$(193)	$49,502
Obligations of U.S. Government sponsored agencies	26,722	165	(341)	26,546
Obligations of states and political subdivisions	83,019	3,786	(67)	86,738
Mortgage-backed securities	26,143	1,117	(1)	27,259
Corporate notes	20,760	436	(94)	21,102
Certificates of deposit	1,529	13	—	1,542
Total available for sale securities	$207,747	$5,638	$(696)	$212,689

December 31, 2020
Obligations of U.S. Government sponsored agencies	$18,276	$556	$(53)	$18,779
Obligations of states and political subdivisions	67,653	4,564	—	72,217
Mortgage-backed securities	41,804	2,395	—	44,199
Corporate notes	27,358	470	(85)	27,743
Certificates of deposit	2,063	38	—	2,101
Total available for sale securities	$157,154	$8,023	$(138)	$165,039

The following is a summary of held to maturity securities (dollar amounts in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2021
Obligations of states and political subdivisions	$5,911	$11	$—	$5,922
December 31, 2020
Obligations of states and political subdivisions	$6,669	$19	$—	$6,688

At December 31, 2021, unrealized losses in the investment securities portfolio related to debt securities. The unrealized losses on these debt securities arose primarily due to changing interest rates and are considered to be temporary. From the December 31, 2021 tables above, 7 out of 9 U.S. Treasury securities, 2 out of 75 mortgage-backed securities, 5 out of 10 obligations of U.S. Government sponsored agency securities, 7 out of 16 corporate notes and 5 out of 121 obligations of states and political subdivisions contained unrealized losses. At December 31, 2021 and 2020, management has both the intent and ability to hold securities containing unrealized losses.

The following table shows the fair value and gross unrealized losses of securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (dollar amounts in thousands):

	Less Than 12 Months		Greater Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

December 31, 2021 - Available for Sale
U.S. Treasury securities	$34,746	$(193)	$—	$—	34,746	(193)
Obligations of U.S. Government sponsored agencies	13,185	(86)	4,558	(255)	17,743	(341)
Obligations of states and political subdivisions	8,624	(67)	—	—	8,624	(67)
Mortgage-backed securities	254	(1)	—	—	254	(1)
Corporate notes	8,973	(94)	—	—	8,973	(94)
Totals	$65,782	$(441)	$4,558	$(255)	$70,340	$(696)
December 31, 2020 - Available for Sale
Obligations of U.S. Government sponsored agencies	$5,640	$(53)	$—	$—	$5,640	$(53)
Corporate notes	7,890	(85)	—	—	7,890	(85)
Totals	$13,530	$(138)	$—	$—	$13,530	$(138)

Contractual maturities will differ from expected maturities for mortgage-backed securities because borrowers may have the right to call or prepay obligations without penalties. The following is a summary of amortized cost and estimated fair value of securities, by contractual maturity, as of December 31, 2021 (dollar amounts in thousands):

	Available for Sale		Held to Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$807	$809	$715	$715
Due after one year through 5 years	10,365	10,995	3,492	3,503
Due after 5 years through ten years	91,439	91,938	1,704	1,704
Due after 10 years	78,993	81,688	—	—
Subtotal	181,604	185,430	5,911	5,922
Mortgage-backed securities	26,143	27,259	—	—
Total	$207,747	$212,689	$5,911	$5,922

Following is a summary of the proceeds from sales of securities available for sale, as well as gross gains and losses, from the years ended December 31 (dollar amounts in thousands):

	2021	2020	2019
Proceeds from sales of securities	$9,087	$59,697	$45,506
Gross gains on sales	—	3,284	657
Gross losses on sales	(3)	(51)	(23)

As of December 31, 2021 and 2020, the carrying values of securities pledged to secure public deposits, securities sold under repurchase agreements, and for other purposes required or permitted by law were approximately $134,299,000 and $134,918,000, respectively.

Note 4 Loans

The composition of loans at December 31 is as follows (dollar amounts in thousands):

	2021	2020
Commercial/industrial	$367,284	$447,344
Commercial real estate - owner occupied	574,960	549,619
Commercial real estate - non-owner occupied	537,077	443,144
Construction and development	132,675	140,042
Residential 1‑4 family	571,749	545,818
Consumer	31,992	30,359
Other	21,489	38,054
Subtotals	2,237,226	2,194,380
ALL	(20,315)	(17,658)
Loans, net of ALL	2,216,911	2,176,722
Deferred loan fees and costs	(1,712)	(2,920)
Loans, net	$2,215,199	$2,173,802

A summary of the activity in the allowance for loan losses by loan type as of December 31, 2021 and December 31, 2020 is as follows (dollar amounts in thousands):

		Commercial	Commercial
		Real Estate -	Real Estate -	Construction
	Commercial /	Owner	Non - Owner	and	Residential
	Industrial	Occupied	Occupied	Development	1-4 Family	Consumer	Other	Total
ALL - January 1, 2021	$2,049	$6,108	$3,904	$1,027	$3,960	$201	$409	$17,658
Charge-offs	(233)	(618)	—	—	(125)	(7)	(36)	(1,019)
Recoveries	53	343	5	143	15	1	16	576
Provision	1,830	(200)	1,242	(186)	595	29	(210)	3,100
ALL - December 31, 2021	3,699	5,633	5,151	984	4,445	224	179	20,315
ALL ending balance individually evaluated for impairment	70	—	894	—	—	—	—	964
ALL ending balance collectively evaluated for impairment	$3,629	$5,633	$4,257	$984	$4,445	$224	$179	$19,351
Loans outstanding - December 31, 2021	$367,284	$574,960	$537,077	$132,675	$571,749	$31,992	$21,489	$2,237,226
Loans ending balance individually evaluated for impairment	439	4,966	1,519	—	273	—	—	7,197
Loans ending balance collectively evaluated for impairment	$366,845	$569,994	$535,558	$132,675	$571,476	$31,992	$21,489	$2,230,029

		Commercial	Commercial
		Real Estate -	Real Estate -	Construction
	Commercial /	Owner	Non - Owner	and	Residential
	Industrial	Occupied	Occupied	Development	1-4 Family	Consumer	Other	Total
ALL - January 1, 2020	$2,320	$4,587	$1,578	$548	$2,169	$141	$53	$11,396
Charge-offs	(1,087)	(783)	—	(33)	(63)	(90)	(35)	(2,091)
Recoveries	4	1,129	40	—	42	—	13	1,228
Provision	812	1,175	2,286	512	1,812	150	378	7,125
ALL - December 31, 2020	2,049	6,108	3,904	1,027	3,960	201	409	17,658
ALL ending balance individually evaluated for impairment	10	—	890	—	—	—	—	900
ALL ending balance collectively evaluated for impairment	$2,039	$6,108	$3,014	$1,027	$3,960	$201	$409	$16,758
Loans outstanding - December 31, 2020	$447,344	$549,619	$443,144	$140,042	$545,818	$30,359	$38,054	$2,194,380
Loans ending balance individually evaluated for impairment	478	1,171	8,676	—	260	—	—	10,585
Loans ending balance collectively evaluated for impairment	$446,866	$548,448	$434,468	$140,042	$545,558	$30,359	$38,054	$2,183,795

A summary of past due loans as of December 31, 2021 are as follows (dollar amounts in thousands):

		90 Days
	30-89 Days	or more
	Past Due	Past Due
	Accruing	and Accruing	Non-Accrual	Total
Commercial/industrial	$12	$738	$247	$997
Commercial real estate - owner occupied	—	—	5,884	5,884
Commercial real estate - non-owner occupied	65	—	650	715
Construction and development	—	—	19	19
Residential 1‑4 family	2,002	245	439	2,686
Consumer	2	16	2	20
Other	—	—	—	—
	$2,081	$999	$7,241	$10,321

A summary of past due loans as of December 31, 2020 are as follows (dollar amounts in thousands):

		90 Days
	30-89 Days	or more
	Past Due	Past Due
	Accruing	and Accruing	Non-Accrual	Total
12/31/2020 Commercial/industrial	$116	$—	$433	$549
Commercial real estate - owner occupied	—	1,582	1,078	2,660
Commercial real estate - non-owner occupied	—	—	8,087	8,087
Construction and development	—	—	281	281
Residential 1‑4 family	1,415	142	912	2,469
Consumer	4	14	5	23
Other	—	—	—	—
	$1,535	$1,738	$10,796	$14,069

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

The breakdown of loans by risk rating as of December 31, 2021 is as follows (dollar amounts in thousands):

	Pass (1-5)	6	7	8	Total
Commercial/industrial	$355,469	$—	$11,815	$—	$367,284
Commercial real estate - owner occupied	570,703	—	4,257	—	574,960
Commercial real estate - non-owner occupied	513,175	—	23,902	—	537,077
Construction and development	131,429	—	1,246	—	132,675
Residential 1‑4 family	570,022	83	1,644	—	571,749
Consumer	31,988	—	4	—	31,992
Other	21,489	—	—	—	21,489
	$2,194,275	$83	$42,868	$—	$2,237,226

The breakdown of loans by risk rating as of December 31, 2020 is as follows (dollar amounts in thousands):

	Pass (1-5)	6	7	8	Total
Commercial/industrial	$440,461	$2,479	$4,404	$—	$447,344
Commercial real estate - owner occupied	520,075	5,844	23,700	—	549,619
Commercial real estate - non-owner occupied	432,444	—	10,700	—	443,144
Construction and development	139,693	21	328	—	140,042
Residential 1‑4 family	543,163	456	2,199	—	545,818
Consumer	30,359	—	—	—	30,359
Other	38,054	—	—	—	38,054
	$2,144,249	$8,800	$41,331	$—	$2,194,380

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

A summary of impaired loans individually evaluated as of December 31, 2021 is as follows (dollar amounts in thousands):

		Commercial	Commercial
		Real Estate -	Real Estate -	Construction
	Commercial/	Owner	Non - Owner	and	Residential
	Industrial	Occupied	Occupied	Development	1-4 Family	Consumer	Other	Total
With an allowance recorded:
Recorded investment	$357	$—	$1,406	$—	$—	$—	$—	$1,763
Unpaid principal balance	357	—	1,406	—	—	—	—	1,763
Related allowance	70	—	894	—	—	—	—	964

With no related allowance recorded:
Recorded investment	$82	$4,966	$113	$—	$273	$—	$—	$5,434
Unpaid principal balance	82	4,966	113	—	273	—	—	5,434
Related allowance	—	—	—	—	—	—	—	—

Total:
Recorded investment	$439	$4,966	$1,519	$—	$273	$—	$—	$7,197
Unpaid principal balance	439	4,966	1,519	—	273	—	—	7,197
Related allowance	70	—	894	—	—	—	—	964

Average recorded investment	$459	$3,069	$5,098	$—	$267	$—	$—	$8,893

A summary of impaired loans individually evaluated as of December 31, 2020 is as follows (dollar amounts in thousands):

		Commercial	Commercial
		Real Estate -	Real Estate -	Construction
	Commercial/	Owner	Non - Owner	and	Residential
	Industrial	Occupied	Occupied	Development	1‑4 Family	Consumer	Other	Total
With an allowance recorded:
Recorded investment	$478	$—	$7,684	$—	$—	$—	$—	$8,162
Unpaid principal balance	478	—	7,684	—	—	—	—	8,162
Related allowance	10	—	890	—	—	—	—	900

With no related allowance recorded:
Recorded investment	$—	$1,171	$992	$—	$260	$—	$—	$2,423
Unpaid principal balance	—	1,171	992	—	260	—	—	2,423
Related allowance	—	—	—	—	—	—	—	—

Total:
Recorded investment	$478	$1,171	$8,676	$—	$260	$—	$—	$10,585
Unpaid principal balance	478	1,171	8,676	—	260	—	—	10,585
Related allowance	10	—	890	—	—	—	—	900

Average recorded investment	$1,178	$2,535	$4,338	$—	$130	$—	$—	$8,181

An analysis of interest income on impaired loans for the years ended December 31 follows (dollar amounts in thousands):

	2021	2020	2019
Interest income in accordance with original terms	$679	$683	$651
Interest income recognized	(720)	(519)	(129)
(Increase) Reduction in interest income	$(41)	$164	$522

The following table presents loans acquired with deteriorated credit quality as of December 31, 2021 and 2020. No loans in this table had a related allowance at December 31, 2021 and 2020, and therefore, the below disclosures were not expanded to include loans with and without a related allowance (dollar amounts in thousands).

	December 31, 2021		December 31, 2020
		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal
	Investment	Balance	Investment	Balance
Commercial & Industrial	$596	$685	$805	$907
Commercial real estate - owner occupied	2,664	3,146	3,860	4,718
Commercial real estate - non-owner occupied	1,018	1,150	1,245	1,410
Construction and development	—	—	81	90
Residential 1‑4 family	863	1,124	870	1,162
Consumer	—	—	—	—
Other	—	—	—	—
	$5,141	$6,105	$6,861	$8,287

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

The following table represents the change in the accretable and non-accretable components of discounts on loans acquired with deteriorated credit quality during the year ended December 31, 2021 and 2020 (dollar amounts in thousands):

	December 31, 2021		December 31, 2020
	Accretable	Non-accretable	Accretable	Non-accretable
	discount	discount	discount	discount
Balance at beginning of year	$1,250	$176	$222	$220
Acquired balance, net	—	—	1,064	727
Reclassifications between accretable and non-accretable	27	(27)	771	(771)
Accretion to loan interest income	(464)	—	(807)	—
Disposals of loans	—	—	—	—
Balance at end of year	$813	$149	$1,250	$176

A TDR includes a loan modification where a borrower is experiencing financial difficulty and we grant a concession to that borrower that we would not otherwise consider except for the borrower’s financial difficulties. A TDR may be either on accrual or nonaccrual status based upon the performance of the borrower and management’s assessment of collectability. If a TDR is placed on nonaccrual status, it remains there until a sufficient period of performance under the restructured terms has occurred at which time it is returned to accrual status, generally six months. As of December 31, 2021 and 2020 the Corporation had specific reserves of $7,000 and $0 related to TDR’s, respectively. Loans modified under the guidance of the Cares Act are not considered TDRs and as such are not included in the tables below.

The following table presents the troubled debt restructurings during the year ended December 31, 2021(dollar amounts in thousands):

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Contracts	Investment	Investment

Commercial & Industrial	1	$8	$8
Commercial Real Estate	2	131	131
Totals		$139	$139

The following table presents the troubled debt restructurings during the year ended December 31, 2020 (dollar amounts in thousands):

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Contracts	Investment	Investment
Commercial Real Estate	1	$85	$85
Residential 1-4 Family	1	114	114
Totals		$199	$199

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

A summary of loans to directors, executive officers, principal shareholders, and their affiliates for the years ended December 31 is as follows (dollar amounts in thousands):

	2021	2020
Balances at beginning	$67,131	$68,554
New loans and advances	24,723	54,758
Repayments	(18,356)	(56,181)
Balance at end	$73,498	$67,131

Deposits from directors, executive officers, principal shareholders, and their affiliates totaled approximately $22,665,000 and $26,486,000 as of December 31, 2021 and 2020, respectively.

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

Following is an analysis of activity for the years ended December 31 in servicing rights assets that are measured at fair value (dollar amounts in thousands):

	2021	2020
Fair value at beginning of year	$3,726	$4,287
MSR asset acquired	—	384
Servicing asset additions	1,862	1,375
Loan payments and payoffs	(1,319)	(1,533)
Changes in valuation inputs and assumptions used in the valuation model	747	(787)
Amount recognized through earnings	1,290	(945)
Fair value at end of year	$5,016	$3,726

Unpaid principal balance of loans serviced for others	$705,462	$612,707
Mortgage servicing rights as a percent of loans serviced for others	0.71	0.61

During the years ended December 31, 2021 and 2020, the Corporation utilized economic assumptions in measuring the initial value of MSRs for loans sold whereby servicing is retained by the Corporation. The economic assumptions used at December 31, 2021 and 2020 included constant prepayment speed of 13.8 and 16.3 months, respectively, and a discount rate of 10.28% at the end of both years. The constant prepayment speeds are obtained from publicly available sources for each of the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation loan programs that the Corporation originates under. The assumptions used by the Corporation are hypothetical and supported by a third party valuation. The Corporation’s methodology for estimating the fair value of MSRs is highly sensitive to changes in assumptions.

The carrying value of the mortgage servicing rights approximates fair market value at December 31, 2021 and 2020. Changes in fair value are recognized through the income statement as loan servicing income.

Note 7 Premises and Equipment

An analysis of premises and equipment at December 31 follows (dollar amounts in thousands):

	2021	2020
Land and land improvements	$9,763	$4,895
Buildings and building improvements	42,470	39,773
Furniture and equipment	5,955	5,826
Totals	58,188	50,494
Less accumulated depreciation	10,307	8,902
Right-of-use lease asset (see Note 21)	1,580	1,591
Premises and equipment, net	$49,461	$43,183

Included in buildings and improvements at December 31, 2021 and 2020, is $1,110,000 and $1,843,000, respectively, in construction in progress. These amounts relate to branch locations which were under construction. These balances begin accumulating depreciation upon being placed in service.

Depreciation and amortization of premises and equipment charged to operating expense totaled approximately $1,778,000, $1,508,000, and $1,272,000 for the years ended December 31, 2021, 2020, and 2019, respectively.

Note 8 Other Real Estate Owned

Changes in OREO for the years ended December 31 were as follows (dollar amounts in thousands):

	2021	2020
Beginning of year	$1,885	$6,888
Transfers in	140	1,892
Depreciation	(2)	(28)
(Loss) gain on sale of OREO and valuation allowance	20	(1,395)
Sales	(1,893)	(5,472)
End of year	$150	$1,885

Activity in the valuation allowance for the years ended December 31 was as follows (dollar amounts in thousands):

	2021	2020	2019
Beginning of year	$112	$2,121	$2,208
Additions charged to expense	217	356	13
Valuation relieved due to sale of OREO	(142)	(2,365)	(100)
End of year	$187	$112	$2,121

Note 9 Investment in Minority-owned Subsidiaries

The Corporation has a 49.8% membership interest in UFS. The business operations of UFS consist of providing data processing and other information technology services to the Corporation and other financial institutions. As of December 31, 2021 and 2020, UFS had total assets of $27,914,000 and $26,353,000 and liabilities of $4,493,000 and $3,133,000, respectively. The Corporation’s investment in UFS was $11,605,000 and $11,695,000 at December 31, 2021 and 2020, respectively. The investment is accounted for on the equity method. The Corporation’s undistributed earnings from its investment in UFS were approximately $2,556,000, $3,066,000, and $2,935,000 for the years ended December 31, 2021, 2020 and 2019, respectively. Data processing service fees paid by the Corporation to UFS were approximately $3,754,000, $3,664,000, and $3,248,000 for the years ended December 31, 2021, 2020 and 2019, respectively.

The Corporation has a contract with UFS that was renewed for five years on January 1, 2018.

The Corporation’s proportionate share of earnings of UFS flow through to its tax return. Deferred income taxes of approximately $1,671,000 and $1,469,000 were provided to account for the difference in the tax and book basis of assets and liabilities held at UFS at December 31, 2021 and 2020, respectively. During 2021, 2020 and 2019, the Corporation received $2,646,000, $2,103,000 and $2,108,000 in dividends from UFS, respectively.

TVG, the insurance subsidiary of the Bank, maintained a 40.0%investment in Ansay at December 31, 2021 and 2020. Ansay is an independent insurance agency that has operated in southeastern Wisconsin since 1946, managing the insurance and risk needs of commercial and personal insurance clients in Wisconsin and the Midwest. As of December 31, 2021 and 2020, Ansay had total assets of $80,612,000 and $77,177,000 and liabilities of $39,135,000 and $37,729,000, respectively. The Corporation’s investment in Ansay, which is accounted for using the equity method, was $31,330,000 and $30,583,000 at December 31, 2021 and 2020, respectively. The Corporation recognized undistributed earnings of approximately $2,587,000, $2,740,000 and $1,792,000 and received dividends of $1,840,000, $1,712,000 and $1,329,000 from its investment in Ansay during the years ended December 31, 2021, 2020 and 2019, respectively.

As of December 31, 2021 and 2020, Ansay had term loans with the Bank totaling approximately $16,936,000 and $15,241,000, respectively. Ansay also has available revolving lines of credit totaling $18,940,000 with the Corporation, under which there were outstanding balances of $1,944,000 as of December 31, 2021. There were no balances outstanding under these revolving lines as of December 31, 2020.

Ansay maintained deposits at the Bank totaling $10,304,000 and $12,924,000 as of December 31, 2021 and 2020, respectively.

The CEO of Ansay, Michael G. Ansay, serves as Chairman of the Board of the Corporation. As a related party, during 2021, 2020 and 2019 the Corporation received insurance consulting services and purchased director and officer fidelity bond and commercial insurance coverage through Ansay spending approximately $329,000, $261,000 and $225,000, respectively.

The Corporation’s proportionate share of earnings of Ansay flow through to its tax return. Deferred income taxes of approximately $1,192,000 and $1,235,000 were provided to account for the difference in the tax and book basis of assets and liabilities held at Ansay as of December 31, 2021 and 2020, respectively.

Note 10  Core Deposit Intangibles

The gross carrying amount and accumulated amortization of core deposit intangibles for the years ended December 31 are as follows (dollar amounts in thousands):

	2021		2020
	Gross	Intangible	Gross	Intangible
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Core deposit intangible	$9,030	$4,995	$9,030	$3,589

Amortization expense was $1,405,000, $1,636,000 and $1,069,000 for the years ended December 31, 2021, 2020 and 2019, respectively.

The following table shows the estimated future amortization expense of core deposit intangibles. The projections of amortization expense are based on existing asset balances as of December 31, 2021 (dollar amounts in thousands):

Core
Deposit
Intangible
2022	$1,174
2023	942
2024	711
2025	496
2026	364
Thereafter	348
Total	$4,035

Note 11 Goodwill

Goodwill was $55,357,000 and $55,472,000 at December 31, 2021 and 2020, respectively.

Note 12 Deposits

The composition of deposits at December 31 is as follows (dollar amounts in thousands):

	2021	2020
Noninterest-bearing demand deposits	$799,936	$715,646
Interest-bearing demand deposits	286,606	223,753
Savings deposits	1,185,727	1,033,253
Time deposits	244,477	329,154
Brokered certificates of deposit	11,694	19,157
Total deposits	$2,528,440	$2,320,963

Time deposits of $250,000 or more were approximately $36,788,000 and $55,182,000 at December 31, 2021 and 2020, respectively.

The scheduled maturities of time deposits at December 31, 2021, are summarized as follows (dollar amounts in thousands):

2022	$155,166
2023	49,538
2024	27,023
2025	5,185
2026	3,718
Thereafter	15,541
Total	$256,171

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

Information concerning securities sold under repurchase agreements at December 31 consists of the following (dollar amounts in thousands):

	2021	2020	2019
Outstanding balance at the end of the year	$41,122	$36,377	$45,865
Weighted average interest rate at the end of the year	0.02%	0.04%	1.47%
Average balance during the year	$34,637	$34,984	$21,522
Average interest rate during the year	0.03%	0.32%	2.14%
Maximum month end balance during the year	$57,915	$79,718	$45,865

Note 14 Notes Payable

There were $7,958,000 and $23,338,000 of advances outstanding from the FHLB at December 31, 2021 and 2020, respectively. From time to time the Bank utilized short-term FHLB advances to fund liquidity during these years. The advances, rate, and maturities of FHLB advances as of December 31 were as follows:

	Maturity	Rate	2021	2020

			(dollars in thousands)
Fixed rate, fixed term	01/22/2021	1.67%	—	2,000
Fixed rate, fixed term	01/25/2021	2.37%	—	5,000
Fixed rate, fixed term	01/27/2021	1.60%	—	1,000
Fixed rate, fixed term	03/29/2021	0.00%	—	2,377
Fixed rate, fixed term	05/03/2021	2.87%	—	500
Fixed rate, fixed term	05/03/2021	0.00%	—	4,000
Fixed rate, fixed term	05/03/2021	0.00%	—	4,000
Fixed rate, fixed term	06/28/2021	2.00%	—	250
Fixed rate, fixed term	11/03/2021	1.46%	—	400
Fixed rate, fixed term	12/08/2021	2.87%	—	500
Fixed rate, fixed term	12/27/2021	1.99%	—	250
Fixed rate, fixed term	01/24/2022	2.51%	250	250
Fixed rate, fixed term	05/02/2022	2.98%	500	500
Fixed rate, fixed term	05/16/2022	0.00%	5,000	—
Fixed rate, fixed term	06/08/2022	2.92%	500	500
Fixed rate, fixed term	11/21/2022	3.02%	600	600
Fixed rate, fixed term	11/21/2023	3.06%	600	600
Fixed rate, fixed term	01/04/2027	0.00%	—	103
Fixed rate, fixed term	04/22/2030	0.00%	508	508
			7,958	23,338
Purchase accounting adjustment			53	131
Total notes payable			$8,011	$23,469

Future maturities of borrowings were as follows (dollars in thousands):

	December 31,	December 31,
	2021	2020

1 year or less	$6,850	$20,277
1 to 2 years	600	1,850
2 to 3 years	—	600
3 to 4 years	—	—
4 to 5 years	—	—
Over 5 years	508	611
	$7,958	$23,338

At December 31, 2021 and 2020, respectively, total loans available to be pledged as collateral on FHLB borrowings were approximately $915,512,000 and $825,300,000 and, of that total, $527,199,000 and $374,100,000 qualified as eligible collateral. The Bank owned $3,353,000 of FHLB stock at December 31, 2021 and 2020. In addition to the fixed rate, fixed term advances noted above, as of December 31, 2020, the Bank had $800,000 of credit outstanding from the FHLB which consisted entirely of letters of credit. There were no such letters of credit as of December 31, 2021. At December 31, 2021 and 2020, the Bank had available liquidity of $519,242,000 and $350,000,000 for future draws, respectively. FHLB stock is included in other investments at December 31, 2021 and 2020. This stock is recorded at cost, which approximates fair value.

The Corporation maintains a $7,500,000 line of credit with a commercial bank, which was entered into on May 15, 2021. There were no outstanding balances on this note at December 31, 2021. Any future borrowings will require monthly payments of interest at a variable rate, and will be due in full on May 15, 2022.

Note 15 Subordinated Debt

During September 2017, the Corporation entered into subordinated note agreements with three separate commercial banks. The Corporation had up to twelve months from entering these agreements to borrow funds up to a maximum availability of $22,500,000. As of December 31, 2021 and 2020, the Corporation had borrowed $11,500,000 under these agreements. These notes were all issued with 10-year maturities, carry interest at a variable rate payable quarterly, are callable on or after the sixth anniversary of their issuance dates, and qualify for Tier 2 capital for regulatory purposes.

During July 2020, the Company entered into subordinated note agreements with two separate commercial banks. The Company had through December 31, 2020, to borrow funds up to a maximum availability of $6,000,000 under each agreement, or $12,000,000 total. These notes were issued with 10-year maturities, carry interest at a fixed rate of 5.0% through June 30, 2025, and at a variable rate thereafter, payable quarterly. These notes are callable on or after January 1, 2026 and qualify for Tier 2 capital for regulatory purposes. The Company had outstanding balances of $6,000,000 under these agreements at December 31, 2021 and 2020.

Note 16 Income Taxes

The components of the provision for income taxes for the years ended December 31 are as follows (dollar amounts in thousands):

	2021	2020	2019
Current tax expense:
Federal	$9,898	$8,181	$4,327
State	4,626	3,766	2,412
Total current	14,524	11,947	6,739
Deferred tax expenses (benefit):
Federal	(1)	(82)	620
State	—	(34)	236
Total deferred	(1)	(116)	856
Total provision for income taxes	$14,523	$11,831	$7,595

A summary of the sources of differences between income taxes at the federal statutory rate and the provision for income taxes for the years ended December 31 follows (dollar amounts in thousands):

	2021	2020	2019
Tax expense at statutory rate	$12,593	$10,474	$7,201
Increase (decrease) in taxes resulting from:
Tax-exempt interest	(1,074)	(1,369)	(1,320)
State taxes (net of Federal benefit)	3,666	2,987	1,923
Cash surrender value of life insurance	(161)	(156)	(131)
ESOP dividend	(98)	(78)	(93)
Tax credits	—	—	(39)
Nondeductible expenses associated with acquisition	—	71	—
Other	(403)	(98)	54
Total provision for income taxes	$14,523	$11,831	$7,595

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Corporation’s assets and liabilities. Deferred taxes are included in other liabilities of the balance sheet. The major components of the net deferred tax asset (liability) as of December 31 are presented below (dollar amounts in thousands):

	2021	2020
Deferred tax assets:
Deferred compensation	$69	$95
Premises and equipment	—	59
Allowance for loan losses	5,534	4,810
Accrued vacation and severance	36	35
Other real estate owned	51	68
Other	454	464
Total deferred tax assets	6,144	5,531
Deferred tax liabilities:
Investment in acquisition and discount accretion	(69)	(122)
Premises and equipment	(179)	—
Mortgage servicing rights	(1,366)	(1,006)
Other investments	(323)	(309)
Prepaid expenses	(71)	(71)
Investment in minority owned subsidiaries	(2,867)	(2,704)
Goodwill and other intangibles	(753)	(963)
Purchase accounting	(697)	(538)
Unrealized gain on securities available for sale	(1,335)	(2,129)
Total deferred tax liabilities	(7,660)	(7,842)
Net deferred tax liability	$(1,516)	$(2,311)

Tax effects from an uncertain tax position can be recognized in the financial statements only if the position is more likely than not to be sustained on audit, based on the technical merits of the position. The Corporation recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. When applicable, interest and penalties on uncertain tax positions are calculated based on the guidance from the relevant tax authority and included in income tax expense. At December 31, 2021 and 2020, there was no liability for uncertain tax positions. Federal income tax returns for 4 years ended December 31, 2018 through 2021 remain open and subject to review by applicable tax authorities. State income tax returns for 5 years ended December 31, 2017 through 2021 remain open and subject to review by applicable tax authorities.

Note 17 Employee Benefit Plans

Employee Stock Ownership Plan

The Corporation has a defined contribution profit sharing 401(k) plan which includes the provisions for an employee stock ownership plan (“ESOP”). The plan is available to all employees over 18 years of age after completion of three months of service. Employees participating in the plan may elect to defer a minimum of 2% of compensation up to the limits specified by law. All participants of the 401(k) plan are eligible for the ESOP and may allocate their contributions to purchase shares of the Corporation’s stock. As of December 31, 2021 and 2020, the plan held 340,131 and 361,787 shares, respectively. These shares are included in the calculation of the Corporation’s earnings per share. The Corporation may make discretionary contributions up to the limits established by IRS regulations. The discretionary match was 35% of participant contributions up to 10% of the employee’s salary in 2021, 2020, and 2019. The Corporation made additional discretionary contributions to the plan of $600,000, $733,000, $505,000 in 2021, 2020 and 2019, respectively. Total expense associated with the plans was approximately $1,169,000, $1,272,000 and $957,000 in 2021, 2020 and 2019, respectively

Share-based Compensation

The Corporation has made restricted share grants during 2021,2020 and 2019 pursuant to the Bank First National Corporation 2011 Equity Plan and the Bank First Corporation 2020 Equity Plan, which replaced the 2011 Plan. The purpose of the Plan is to provide financial incentives for selected employees and for the non-employee Directors of the Corporation, thereby promoting the long-term growth and financial success of the Corporation. The Corporation stock to be offered under the Plan pursuant to Stock Appreciation Rights, performance unit awards, and restricted stock and unrestricted Corporation stock awards must be Corporation stock previously issued and outstanding and reacquired by the Corporation. The number of shares of Corporation stock that may be issued pursuant to awards under the 2020 Plan shall not exceed, in the aggregate, 700,000. As of December 31, 2021, 25,815 shares of Corporation stock has been awarded under the 2020 Plan. Compensation expense for restricted stock is based on the fair value of the awards of Bank First Corporation common stock at the time of grant. The value of restricted stock grants that are expected to vest is amortized into expense over the vesting periods. For the year ended December 31, 2021, 2020 and 2019, compensation expense of $1,392,000, $1,081,000 and $685,000, respectively, was recognized related to restricted stock awards.

As of December 31, 2021, there was $2,236,000 of unrecognized compensation cost related to non-vested restricted stock awards granted under the plan. That cost is expected to be recognized over a weighted average period of 2.52 years. The aggregate grant date fair value of restricted stock awards that vested during 2021 was approximately $1,091,000.

	For the year ended		For the year ended
	December 31, 2021		December 31, 2020
		Weighted-		Weighted-
		Average Grant-		Average Grant-
	Shares	Date Fair Value	Shares	Date Fair Value
Restricted Stock
Outstanding at beginning of year	57,175	$53.08	50,676	$43.03
Granted	25,416	70.67	27,466	60.76
Vested	(21,755)	50.15	(18,623)	37.28
Forfeited or cancelled	(2,225)	62.40	(2,344)	51.27
Outstanding at end of year	58,611	$61.44	57,175	$53.08

Deferred Compensation Plan

The Corporation has a deferred compensation agreement with one of its former executive officers. The benefits were payable beginning June 30, 2009, the date of termination of employment with the Corporation via retirement. The estimated annual cash benefit payment upon retirement at the age of 70 under the salary continuation plan is $108,011. The payoff is for the participant’s lifetime and is guaranteed to the participant or their surviving beneficiary for a minimum of 15 years. Related expense for this agreement was approximately $15,000, $19,000, and $23,000 for the years ended December 31, 2021, 2020 and 2019, respectively. The vested present value of future payments of approximately $ 255,000 and $348,000 at December 31, 2021 and 2020, respectively, is included in other liabilities. During 2021 and 2020 the discount rate used to present value the future payments of this obligation was 4.95%.

Note 18 Stockholders’ Equity and Regulatory Matters

The Bank, as a national bank, is subject to the dividend restrictions set forth by the Office of the Comptroller of the Currency. Under such restrictions, the Bank may not, without the prior approval of the Office of the Comptroller of the Currency, declare dividends in excess of the sum of the current year’s earnings (as defined) plus the retained earnings (as defined) from the prior two years. The dividends that the Bank could declare without the prior approval of the Office of the Comptroller of the Currency as of December 31, 2021 totaled approximately $77,800,000. The payment of dividends may be further limited because of the need for the Bank to maintain capital ratios satisfactory to applicable regulatory agencies.

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

Under regulatory guidance for non-advanced approaches institutions, the Bank is required to maintain minimum amounts and ratios of common equity Tier I capital to risk-weighted assets, including an additional conservation buffer determined by banking regulators. As of December 31, 2021 and 2020, this buffer was 2.50%. As of December 31, 2021 and 2020, the Bank met all capital adequacy requirements to which they are subject.

Actual and required capital amounts and ratios are presented below (dollar amounts in thousands):

							To Be Well
					Minimum Capital		Capitalized Under
			For Capital		Adequacy with		Prompt Corrective
	Actual		Adequacy Purposes		Capital Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021
Total capital (to risk-weighted assets):
Corporation	$297,467	12.44%	NA	NA	NA	NA	NA	NA
Bank	$291,994	12.21%	$191,339	8.00%	$251,133	10.50%	$239,174	10.00%
Tier 1 capital (to risk-weighted assets):
Corporation	$259,652	10.86%	NA	NA	NA	NA	NA	NA
Bank	$271,679	11.36%	$143,505	6.00%	$203,298	8.50%	$191,339	8.00%
Common Equity Tier 1 capital (to risk-weighted assets):
Corporation	$259,652	10.86%	NA	NA	NA	NA	NA	NA
Bank	$271,679	11.36%	$107,628	4.50%	$167,422	7.00%	$155,463	6.50%
Tier 1 capital (to average assets):
Corporation	$259,652	9.29%	NA	NA	NA	NA	NA	NA
Bank	$271,679	9.72%	$111,825	4.00%	$111,825	4.00%	$139,781	5.00%

							To Be Well
					Minimum Capital		Capitalized Under
			For Capital		Adequacy with		Prompt Corrective
	Actual		Adequacy Purposes		Capital Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020
Total capital (to risk-weighted assets):
Corporation	$263,344	11.74%	NA	NA	NA	NA	NA	NA
Bank	$263,129	11.73%	$179,420	8.00%	$235,489	10.50%	$224,275	10.00%
Tier 1 capital (to risk-weighted assets):
Corporation	$228,186	10.17%	NA	NA	NA	NA	NA	NA
Bank	$245,471	10.95%	$134,565	6.00%	$190,634	8.50%	$179,420	8.00%
Common Equity Tier 1 capital (to risk-weighted assets):
Corporation	$228,186	10.17%	NA	NA	NA	NA	NA	NA
Bank	$245,471	10.95%	$100,924	4.50%	$156,993	7.00%	$145,779	6.50%
Tier 1 capital (to average assets):
Corporation	$228,186	8.74%	NA	NA	NA	NA	NA	NA
Bank	$245,471	9.46%	$103,814	4.00%	$103,814	4.00%	$129,768	5.00%

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

Note 20 Commitments and Contingencies

The Corporation enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements and for fixed rate commitments also considers the difference between current levels of interest rates and committed rates. The notional amount of rate lock commitments at December 31, 2021 and 2020, respectively, was $21,921,000 and $69,600,000.

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

The following commitments were outstanding at December 31 (dollar amounts in thousands):

	Notional Amount
	2021	2020

Commitments to extend credit:
Fixed	$90,036	$72,298
Variable	412,095	388,738
Credit card arrangements	10,916	10,867
Letters of credit	9,062	7,567

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

Letters of credit include $100,000 of direct pay letters of credit and $8,962,000 of standby letters of credit. Direct pay letters of credit generally are issued to support the marketing of industrial development revenue and housing bonds and provide that all debt service payments will be paid by drawing on the letter of credit. The letter of credit draws are then repaid by draws from the customer’s bank account. Standby letters of credit are conditional lending commitments issued by the Corporation to guaranty the performance of a customer to a third party. Generally, all standby letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation generally holds collateral supporting these commitments. The majority of the Corporation’s loans, commitments, and letters of credit have been granted to customers in the Corporation’s market area. The concentrations of credit by type are set forth in Note 4. Standby letters of credit were granted primarily to commercial borrowers. Management believes the diversity of the local economy will prevent significant losses in the event of an economic downturn.

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

The Corporation leases certain properties under operating leases that resulted in the recognition of ROU lease assets of approximately $1,580,000 and $1,591,000 and corresponding lease liabilities of the same value on the Corporation’s Consolidated Balance Sheets as of December 31, 2021 and 2020, respectively.

GAAP provides a number of optional practical expedients in transition. The Corporation has elected the “package of practical expedients,” which permits the Corporation not to reassess under the new standard the prior conclusions about lease identification, lease classification and initial direct costs. The Corporation also elected the use of the hindsight, a practical expedient which permits the use of information available after lease inception to determine the lease term via the knowledge of renewal options exercised not available as of the leases inception. The Corporation elected the short-term lease recognition exemption for all leases that qualify, meaning those with terms under twelve months. ROU assets or lease liabilities are not to be recognized for short-term leases. The Corporation also elected the practical expedient to not separate lease and non-lease components for all leases, the majority of which consist of real estate common area maintenance expenses. However, since these non-lease items are subject to change, they are treated and disclosed as variable payments in the quantitative disclosures below.

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

	For the year ended
	December 31, 2021	December 31, 2020

	(dollar amounts in Thousands)
Amortization of ROU Assets - Operating Leases	$11	$108
Interest on Lease Liabilities - Operating Leases	87	26
Operating Lease Cost (Cost resulting from lease payments)	98	133
New ROU Assets - Operating Leases	—	—
Weighted Average Lease Term (Years) - Operating Leases	32.00	32.75
Weighted Average Discount Rate - Operating Leases	5.50%	5.50%

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liabilities is as follows (dollar amounts in thousands):

	December 31, 2021	December 31, 2020
Operating lease payments due:
Within one year	$86	$98
After one but within two years	86	86
After two but within three years	85	86
After three but within four years	85	85
After four years but within five years	94	85
After five years	3,231	3,325
Total undiscounted cash flows	3,667	3,765
Discount on cash flows	(2,087)	(2,174)
Total operating lease liabilities	$1,580	$1,591

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

Level 3:	Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

Information regarding the fair value of assets measured at fair value on a recurring basis is as follows (dollar amounts in thousands):

	Instruments	Markets	Other	Significant
	Measured	for Identical	Observable	Unobservable
	At Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2021
Assets
Securities available for sale
U.S. Treasury securities	$49,502	$—	$49,502	$—
Obligations of U.S. Government sponsored agencies	26,546	—	26,546	—
Obligations of states and political subdivisions	86,738	—	86,738	—
Mortgage-backed securities	27,259	—	27,259	—
Corporate notes	21,102	—	21,102	—
Certificates of deposit	1,542	—	1,542	—
Mortgage servicing rights	5,016	—	5,016	—

December 31, 2020
Assets
Securities available for sale
Obligations of U.S. Government sponsored agencies	$18,779	$—	$18,779	$—
Obligations of states and political subdivisions	72,217	—	72,217	—
Mortgage-backed securities	44,199	—	44,199	—
Corporate notes	27,743	—	27,743	—
Certificates of deposit	2,101	—	2,101	—
Mortgage servicing rights	3,726	—	3,726	—

There were no assets measured on a recurring basis using significant unobservable inputs (Level 3) during these periods.

Information regarding the fair value of assets measured at fair value on a non-recurring basis is as follows (dollar amounts in thousands):

		Quoted Prices
		In Active	Significant
	Assets	Markets	Other	Significant
	Measured	for Identical	Observable	Unobservable
	At Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2021
OREO	$150	$—	$—	$150
Impaired Loans, net of impairment reserve	6,233	—	—	6,233
	$6,383	$—	$—	$6,383
December 31, 2020
OREO	$1,885	$—	$—	$1,885
Impaired Loans, net of impairment reserve	9,685	—	—	9,685
	$11,570	$—	$—	$11,570

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

				Weighted
		Unobservable	Range of	Average
	Valuation Technique	Inputs	Discounts	Discount
As of December 31, 2021
Other real estate owned	Third party appraisals, sales contracts or brokered price options	Collateral discounts and estimated costs to sell	18% - 97%	18.0%
Impaired loans	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 100%	7.4%

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

The carrying value and estimated fair value of financial instruments at December 31 follows (dollar amounts in thousands):

		Fair Value
	Carrying
December 31, 2021	amount	Level 1	Level 2	Level 3	Total

Financial assets:
Cash and cash equivalents	$296,860	$296,860	$—	$—	$296,860
Securities held to maturity	5,911	—	5,922	—	5,922
Securities available for sale	212,689	—	212,689	—	212,689
Loans held for sale	786	—	—	786	786
Loans, net	2,215,199	—	—	2,210,593	2,210,593
Other investments, at cost	9,004	—	—	9,004	9,004
Mortgage servicing rights	5,016	—	5,016	—	5,016
Cash surrender value of life insurance	31,897	31,897	—	—	31,897

Financial liabilities:
Deposits	$2,528,440	$—	$—	$2,457,287	$2,457,287
Securities sold under repurchase agreements	41,122	—	41,122	—	41,122
Notes payable	8,011	—	8,011	—	8,011
Subordinated notes	17,500	—	17,500	—	17,500

		Fair Value
	Carrying
December 31, 2020	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$170,219	$170,219	$—	$—	$170,219
Securities held to maturity	6,669	—	6,688	—	6,688
Securities available for sale	165,039	—	165,039	—	165,039
Loans held for sale	809	—	—	809	809
Loans, net	2,173,802	—	—	2,168,865	2,168,865
Other investments, at cost	8,896	—	—	8,896	8,896
Mortgage servicing rights	3,726	—	3,726	—	3,726
Cash surrender value of life insurance	31,394	31,394	—	—	31,394
Financial liabilities:
Deposits	$2,320,963	$—	$—	$2,309,489	$2,309,489
Securities sold under repurchase agreements	36,377	—	36,377	—	36,377
Notes payable	23,469	—	23,469	—	23,469
Subordinated notes	17,500	—	17,500	—	17,500

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

Note 23 Parent Company Only Financial Statements

Balance Sheets

	December 31
	2021	2020

	(In Thousands)
Assets
Cash and cash equivalents	$6,183	$1,584
Investment in Bank	334,680	312,142
Investment in Veritas	39	39
Other assets	7	8
TOTAL ASSETS	$340,909	$313,773
Liabilities and Stockholders’ Equity
Liabilities
Subordinated notes	$17,500	$17,500
Other liabilities	756	1,416
Total liabilities	18,256	18,916
Stockholders’ equity:
Common stock	85	85
Additional paid-in capital	93,149	92,847
Retained earnings	258,104	221,393
Treasury stock, at cost	(32,294)	(25,227)
Accumulated other comprehensive income	3,609	5,759
Total stockholders’ equity	322,653	294,857
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$340,909	$313,773

Statements of Income

	Years Ended December 31
	2021	2020	2019

	(In Thousands)
Income:
Dividends received from Bank	$22,361	$21,406	$16,335
Equity in undistributed earnings of subsidiaries	24,687	18,104	11,361
Other income	—	(7)	234
Total income	47,048	39,503	27,930
Other expenses	2,205	2,005	1,611
Benefit for income taxes	(601)	(548)	(375)
Net income	$45,444	$38,046	$26,694

Statements of Cash Flows

	Years Ended December 31,
	2021	2020	2019

	(In thousands)
Cash flow from operating activities:
Net income	$45,444	$38,046	$26,694
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation	1,393	1,081	685
Equity in earnings of subsidiaries (includes dividends)	(47,048)	(39,410)	(27,696)
Changes in other assets and liabilities:
Other assets	1	606	(329)
Other liabilities	(660)	478	(33)
Net cash provided by (used in) operating activities	(870)	801	(679)
Cash flows from investing activities, net of effects of business combination:
Sale of other investments	—	—	750
Dividends received from Bank	22,360	21,406	16,335
Dividends received from Veritas	—	2,121	—
Net cash used in business combination	—	(4,474)	(14,241)
Contribution to subsidiaries	—	(65)	(2,620)
Net cash provided by investing activities	22,360	18,988	224
Cash flows from financing activities, net of effects of business combination:
Repayment of notes payable	—	(10,000)	—
Proceeds from notes payable	—	—	10,000
Repayment of subordinate notes	—	(7,122)	—
Proceeds from subordinated notes	—	6,000	—
Cash dividends paid	(8,733)	(6,147)	(5,463)
Issuance of common stock	—	3,368	114
Repurchase of common stock	(8,158)	(4,367)	(4,205)
Net cash (used in) provided by financing activities	(16,891)	(18,268)	446
Net increase (decrease) in cash and cash equivalents	4,599	1,521	(9)
Cash and cash equivalents at beginning	1,584	63	72
Cash and cash equivalents at end	$6,183	$1,584	$63

Supplemental schedule of noncash activities:
Amortization of unrealized holding gains on securities transferred from available for sale to held to maturity recognized in other comprehensive income, net of tax	(2)	(81)	$(35)
Change in unrealized gains and losses on investment securities available for sale, net of tax	—	3,756	2,958

Note 24 Earnings Per Common Share

See Note 1 for the Corporation’s accounting policy regarding per share computations. Earnings per common share, earnings per share assuming dilution, and related information are summarized as follows:

	Years ended December 31,
	2021	2020	2019
Basic
Net income available to common shareholders	$45,444	$38,046	$26,694
Less: Earnings allocated to participating securities	$(351)	$(287)	$(200)
Net income allocated to common shareholders	$45,093	$37,759	$26,494

Weighted average common shares outstanding including participating securities	7,680,896	7,497,862	6,820,225
Less: Participating securities (1)	(59,264)	(56,606)	(51,226)
Average shares	7,621,632	7,441,256	6,768,999

Basic earnings per common shares	$5.92	$5.07	$3.91

Diluted
Net income available to common shareholders	$45,444	$38,046	$26,694
Weighted average common shares outstanding for basic earnings per common share	7,621,632	7,441,256	6,768,999
Add: Dilutive effects of stock based compensation awards	21,535	39,821	110,385
Average shares and dilutive potential common shares	7,643,167	7,481,077	6,879,384

Diluted earnings per common share	$5.92	$5.07	$3.87

Note 25 Quarterly Results of Operations

2021 Quarters	Fourth	Third	Second	First

	(dollars in thousands, except share and per share data)
Interest income	$25,043	$24,898	$24,003	$24,442
Interest expense	1,812	1,964	2,189	2,339
Net interest and dividend income	23,231	22,934	21,814	22,103
Provision for loan losses	600	650	950	900
Net interest and dividend income after provision for loan losses	22,631	22,284	20,864	21,203
Noninterest income	5,706	5,028	6,574	6,210
Noninterest expense	13,620	12,466	12,221	12,225
Income before provision for income taxes	14,717	14,846	15,217	15,188
Provision for income taxes	3,553	3,628	3,669	3,674
Net income	$11,164	$11,218	$11,548	$11,514
Share data
Average shares outstanding, basic	7,570,128	7,605,541	7,653,317	7,657,301
Average shares outstanding, diluted	7,595,052	7,624,791	7,668,740	7,677,976
Earnings per share, basic	$1.47	$1.46	$1.50	$1.49
Earnings per share, diluted	$1.47	$1.46	$1.50	$1.49

2020 Quarters	Fourth	Third	Second	First

	(dollars in thousands, except share and per share data)
Interest income	$27,094	$25,928	$24,382	$23,296
Interest expense	2,623	3,003	3,586	4,653
Net interest and dividend income	24,471	22,925	20,796	18,643
Provision for loan losses	1,650	1,350	3,150	975
Net interest and dividend income after provision for loan losses	22,821	21,575	17,646	17,668
Noninterest income	6,744	5,115	7,764	3,897
Noninterest expense	13,972	12,202	14,438	12,741
Income before provision for income taxes	15,593	14,488	10,972	8,824
Provision for income taxes	4,063	3,534	2,676	1,558
Net income	$11,530	$10,954	$8,296	$7,266
Share data
Average shares outstanding, basic	7,659,904	7,673,572	7,395,199	7,028,690
Average shares outstanding, diluted	7,682,101	7,691,326	7,405,995	7,128,246
Earnings per share, basic	$1.49	$1.42	$1.11	$1.03
Earnings per share, diluted	$1.49	$1.42	$1.11	$1.02

Note 26 Pending Merger Transaction

On January 18, 2022, the Corporation entered into an Agreement and Plan of Merger with Denmark Bancshares, Inc. (“Denmark”), a Wisconsin Corporation, under which Denmark will merge with and into the Corporation and Denmark’s banking subsidiary, Denmark State Bank, will merge with and into the Bank. The transaction is expected to close during the third quarter of 2022 and is subject to, among other items, approval by the shareholders of both institutions and regulatory agencies. Merger consideration will consist of up to 20% cash and no less than 80% of common stock of the Corporation, and will total approximately $119 million, subject to the fair market value of the Corporation’s common stock on the date of closing. Based on results as of December 31, 2021, the combined company would have total assets of approximately $3.6 billion, loans of approximately $2.7 billion, and deposits of approximately $3.1 billion.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of December 31, 2021 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, the Company’s disclosure controls and procedures were effective for ensuring that information the Company is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s senior management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on this assessment management has determined that, as of December 31, 2021, the Company’s internal control over financial reporting is effective based on the specified criteria.

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

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There has also been no significant impact to internal controls over financial reporting as a result of the continuing COVID-19 pandemic. The Company is continually monitoring and assessing changes in processes and activities to determine any potential impact on the design and operating effectiveness of internal controls over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in Part III, Item 10 will be under the headings “Proposal 1—Election of Directors,” “Executive Officers,” “Corporate Governance,” “Committees of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the 2022 Annual Meeting of Shareholders, incorporated herein by reference.

ITEM 11.      EXECUTIVE COMPENSATION

The information required in Part III, Item 11 will be under the headings “Director Compensation,” “Named Executive Officer Compensation” and “Committees of the Board of Directors” in the Company’s definitive proxy statement for the 2022 Annual Meeting of Shareholders, incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of December 31, 2021 with respect to shares of common stock that may be issued under the Company’s equity compensation plans.

Number of
securities
remaining
	Number of	Weighted	available for
	securities to	average	future issuance
	be issued upon	exercise	under equity
	exercise	price of	compensation
	of outstanding	outstanding	plans (excluding
	options,	options,	securities
	warrants and	warrants	reflected
	rights	and rights	in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	$0	674,185
Total at December 31, 2021	0	$0	674,185
(1)	On June 8, 2020, the Company's shareholders approved the Company's 2020 Equity Plan, authorizing up to 700,000 shares of stock to be awarded as long-term incentive compensation to employees and non-employee directors over a period of ten (10) years.

The remaining information required in Part III, Item 12 will be under the heading “Common Stock Ownership of Certain Beneficial Owners and Management” in the Company’s definitive proxy statement for the 2022 Annual Meeting of Shareholders, incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in Part III, Item 13 will be under the headings “Certain Relationships and Related-Party Transactions” and “Corporate Governance” in the Company’s definitive proxy statement for the 2022 Annual Meeting of Shareholders, incorporated herein by reference.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required in Part III, Item 14 will be under the heading “Information Regarding the Company’s Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement for the 2022 Annual Meeting of Shareholders, incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

The following consolidated financial statements of Bank First and our subsidiaries and related reports of our independent registered public accounting firm are incorporated in this Item 15 by reference from Part II - Item 8. Financial Statements and Supplementary Data of this Report.

Consolidated balance sheets as of December 31, 2021 and 2020

Consolidated statements of income for the years ended December 31, 2021, 2020 and 2019

Consolidated statements of comprehensive income for the years ended December 31, 2021, 2020 and 2019

Consolidated statements of changes in shareholders’ equity for the years ended December 31, 2021, 2020 and 2019

Consolidated statements of cash flows for the years ended December 31, 2021, 2020 and 2019

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
2.1

Agreement and Plan of Merger, dated January 18, 2022, by and between Bank First Corporation and Denmark Bancshares, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2022 and incorporated herein by reference).

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

10.3	Bank First Corporation 2020 Equity Plan, as amended*

Exhibit
No.	Description
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

21	Subsidiaries of Bank First Corporation.
23.1	Consent of Independent Registered Public Accounting Firm (Dixon Hughes Goodman, LLP).
24	Power of Attorney contained on the signature pages of this 2021 Annual Report on Form 10-K and incorporated herein by reference.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data File.

* Compensatory plan or arrangement.

ITEM 16.     FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Bank First Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK FIRST CORPORATION

March 16, 2022	By:	/s/ Michael B. Molepske
Michael B. Molepske
Chief Executive Officer and President
(Principal Executive Officer)

March 16, 2022	By:	/s/ Kevin M. LeMahieu
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

/s/ Michael G. Ansay	Chairman of the Board, Director	March 16, 2022
Michael G. Ansay
/s/ Mary-Kay H. Bourbulas	Director	March 16, 2022
Mary-Kay H. Bourbulas
/s/ Donald R. Brisch	Director	March 16, 2022
Donald R. Brisch
/s/ Michael P. Dempsey	Director	March 16, 2022
Michael P. Dempsey
/s/ Robert D. Gregorski	Director	March 16, 2022
Robert D. Gregorski
/s/ Judy L. Heun	Director	March 16, 2022
Judy L. Heun
/s/ Robert W. Holmes	Director	March 16, 2022
Robert W. Holmes
/s/ Stephen E. Johnson	Director	March 16, 2022
Stephen E. Johnson
/s/Phillip R. Maples	Director	March 16, 2022
Phillip R. Maples
/s/ Michael B. Molepske	Director	March 16, 2022
Michael B. Molepske
/s/ David R. Sachse	Director	March 16, 2022
David R. Sachse
/s/ Peter J. Van Sistine	Director	March 16, 2022
Peter J. Van Sistine