Form 10-Q
period 2022-03-31
Bank First Corp
filed 2022-05-10
CIK 1746109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of May 10, 2022 was 7,524,825 shares.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS:

BANK FIRST CORPORATION

Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)

Assets
Cash and due from banks	$28,890	$29,171
Interest-bearing deposits	78,469	267,689
Cash and cash equivalents	107,359	296,860
Securities held to maturity, at amortized cost ($5,845 and $5,922 fair value at March 31, 2022 and December 31, 2021, respectively)	5,841	5,911
Securities available for sale, at fair value	297,063	212,689
Loans held for sale	371	786
Loans, net	2,294,939	2,215,199
Premises and equipment, net	50,068	49,461
Goodwill	55,357	55,357
Other investments	19,563	9,004
Cash value of life insurance	32,084	31,897
Identifiable intangible assets, net	3,742	4,035
Mortgage Servicing Rights ("MSR")	5,466	5,016
Other real estate owned (“OREO”)	—	150
Investment in minority-owned subsidiaries	43,552	42,935
Other assets	9,531	8,252
TOTAL ASSETS	$2,924,936	$2,937,552
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Interest-bearing deposits	$1,758,849	$1,728,504
Noninterest-bearing deposits	798,257	799,936
Total deposits	2,557,106	2,528,440
Securities sold under repurchase agreements	13,130	41,122
Notes payable	7,747	8,011
Subordinated notes	17,500	17,500
Other liabilities	11,150	19,826
Total liabilities	2,606,633	2,614,899
Stockholders’ equity:
Serial preferred stock - $0.01 par value
Authorized - 5,000,000 shares	—	—
Common stock - $0.01 par value
Authorized - 20,000,000 shares
Issued - 8,478,383 shares as of March 31, 2022 and December 31, 2021
Outstanding - 7,570,766 and 7,616,540 shares as of March 31, 2022 and December 31, 2021, respectively	85	85
Additional paid-in capital	92,166	93,149
Retained earnings	266,614	258,104
Treasury stock, at cost - 907,617 and 861,843 shares as of March 31, 2022 and December 31, 2021, respectively	(35,972)	(32,294)
Accumulated other comprehensive income	(4,590)	3,609
Total stockholders’ equity	318,303	322,653
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,924,936	$2,937,552

See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statements of Income

(In thousands, except per share data) (Unaudited)

	Three months ended March 31,
	2022	2021

Interest income:
Loans, including fees	$22,306	$23,276
Securities:
Taxable	1,288	655
Tax-exempt	449	472
Other	177	39
Total interest income	24,220	24,442
Interest expense:
Deposits	1,562	2,150
Securities sold under repurchase agreements	2	3
Borrowed funds	366	186
Total interest expense	1,930	2,339
Net interest income	22,290	22,103
Provision for loan losses	1,200	900
Net interest income after provision for loan losses	21,090	21,203
Noninterest income:
Service charges	1,422	1,467
Income from Ansay and Associates, LLC (“Ansay”)	826	725
Income from UFS, LLC (“UFS”)	705	366
Loan servicing income	1,062	505
Net gain on sales of mortgage loans	671	2,811
Net gain on sales and valuations of OREO	171	133
Other	377	336
Total noninterest income	5,234	6,343
Noninterest expense:
Salaries, commissions, and employee benefits	7,175	7,091
Occupancy	1,115	1,210
Data processing	1,345	1,393
Postage, stationery, and supplies	183	197
Advertising	89	49
Charitable contributions	168	126
Outside service fees	1,172	755
Amortization of intangibles	293	351
Other	1,191	1,186
Total noninterest expense	12,731	12,358
Income before provision for income taxes	13,593	15,188
Provision for income taxes	3,410	3,674
Net Income	$10,183	$11,514
Earnings per share - basic	$1.34	$1.49
Earnings per share - diluted	$1.34	$1.49
Dividends per share	$0.22	$0.21

See accompanying notes to unaudited consolidated financial statements

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statements of Comprehensive Income

(In thousands) (Unaudited)

	Three Months Ended
	March 31,
	2022	2021

Net Income	$10,183	$11,514
Other comprehensive loss:
Unrealized losses on available for sale securities:
Unrealized holding losses arising during period	(11,232)	(1,693)
Income tax benefit	3,033	457
Total other comprehensive loss	(8,199)	(1,236)
Comprehensive income	$1,984	$10,278

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statement of Stockholders’ Equity

(In thousands, except share and per share data) (Unaudited)

						Accumulated
	Serial		Additional			Other	Total
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive	Stockholders'
	Stock	Stock	Capital	Earnings	Stock	Income (loss)	Equity

Balance at January 1, 2021	$—	$85	$92,847	$221,393	$(25,227)	$5,759	$294,857
Net income	—	—	—	11,514	—	—	11,514
Other comprehensive loss	—	—	—	—	—	(1,236)	(1,236)
Purchase of treasury stock	—	—	—	—	(402)	—	(402)
Sale of treasury stock	—	—	—	—	23	—	23
Cash dividends ($0.21 per share)	—	—	—	(1,618)	—	—	(1,618)
Amortization of stock-based compensation	—	—	304	—	—	—	304
Vesting of restricted stock awards	—	—	(1,046)	—	1,046	—	—
Balance at March 31, 2021	$—	$85	$92,105	$231,289	$(24,560)	$4,523	$303,442

Balance at January 1, 2022	$—	$85	$93,149	$258,104	$(32,294)	$3,609	$322,653
Net income	—	—	—	10,183	—	—	10,183
Other comprehensive loss	—	—	—	—	—	(8,199)	(8,199)
Purchase of treasury stock	—	—	—	—	(5,018)	—	(5,018)
Sale of treasury stock	—	—	—	—	37	—	37
Cash dividends ($0.22 per share)	—	—	—	(1,673)	—	—	(1,673)
Amortization of stock-based compensation	—	—	320	—	—	—	320
Vesting of restricted stock awards	—	—	(1,303)	—	1,303	—	—
Balance at March 31, 2022	$—	$85	$92,166	$266,614	$(35,972)	$(4,590)	$318,303

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Three Months Ended March 31,
	2022	2021

Cash flows from operating activities:
Net income	$10,183	$11,514
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,200	900
Depreciation and amortization of premises and equipment	398	508
Amortization of intangibles	293	351
Net amortization of securities	176	183
Amortization of stock-based compensation	320	304
Accretion of purchase accounting valuations	(554)	(242)
Net change in deferred loan fees and costs	(510)	1,014
Change in fair value of mortgage servicing rights ("MSR") and other investments	(623)	467
Gain on sale and disposal of premises and equipment	—	(62)
Gain on sale of OREO and valuation allowance	(171)	(133)
Proceeds from sales of mortgage loans	36,304	97,619
Originations of mortgage loans held for sale	(35,218)	(94,940)
Gain on sales of mortgage loans	(671)	(2,811)
Undistributed income of UFS joint venture	(705)	(366)
Undistributed income of Ansay joint venture	(826)	(725)
Net earnings on life insurance	(187)	(192)
Decrease in other assets	1,754	967
Decrease in other liabilities	(8,676)	(8,223)
Net cash provided by operating activities	2,487	6,133
Cash flows from investing activities, net of effects of business combination:
Activity in securities available for sale and held to maturity:
Maturities, prepayments, and calls	5,881	5,550
Purchases	(101,593)	(9,576)
Net increase in loans	(80,183)	(38,348)
Dividends received from UFS	460	565
Dividends received from Ansay	454	456
Proceeds from sale of OREO	321	1,101
Net purchases of Federal Home Loan Bank (“FHLB”) stock	(10,386)	—
Proceeds from sale of premises and equipment	—	367
Purchases of premises and equipment	(1,005)	(1,237)
Net cash used in investing activities	(186,051)	(41,122)

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statements of Cash Flows (Continued)

(In thousands) (Unaudited)

	Three Months Ended March 31,
	2022	2021

Cash flows from financing activities, net of effects of business combination:
Net increase in deposits	$28,959	$127,167
Net increase (decrease) in securities sold under repurchase agreements	(27,992)	11,254
Proceeds from advances of notes payable	1,500,000	—
Repayment of notes payable	(1,500,250)	(10,480)
Dividends paid	(1,673)	(1,618)
Proceeds from sales of common stock	37	23
Repurchase of common stock	(5,018)	(402)
Net cash provided by (used in) financing activities	(5,937)	125,944
Net increase (decrease) in cash and cash equivalents	(189,501)	90,955
Cash and cash equivalents at beginning of period	296,860	170,219
Cash and cash equivalents at end of period	$107,359	$261,174

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,916	$2,508
Supplemental schedule of noncash activities:
MSR resulting from sale of loans	269	560
Change in unrealized gains and losses on investment securities available for sale, net of tax	(8,199)	(1,236)

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

These interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures required by GAAP have been omitted or abbreviated. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (“Annual Report”).

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

Recently Issued Not Yet Effective Accounting Standards

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” Certain aspects of this ASU were updated in November 2018 by the issuance of ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses”. The main objective of the ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in the ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. During 2019 FASB issued ASU 2019-10 which delayed the effective date of ASU 2016-13 for smaller, publicly traded companies, until interim and annual periods beginning after December 15, 2022. This delay applies to the Company as it was classified as a “Smaller reporting company” as defined in Rule 12b-2 of the Exchange Act as of the date ASU 2019-10 was enacted. During the first half of 2019 the Company engaged a third-party partner to assist it in implementation of this standard. Over the last three years significant progress has been made working through the assumptions, drivers, documentation and other mechanics for the calculation of the Company’s ALL under ASU 2016-13. Throughout this process, Management has evaluated the impact of this update. While the general expectation in the banking industry is that the implementation of this standard will result in higher required balances within the ALL, it is not anticipated to have a significant impact on the Company’s overall ALL balances.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. It provides optional expedients and exceptions for applying GAAP to contracts hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The updated guidance is effective for all entities from March 12, 2020 through December 31, 2022. The Company has been diligent in responding to reference rate reform and does not anticipate a significant impact to its financial statements as a result.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. This ASU provides guidance on eliminating the requirement for classification of and disclosures around troubled debt restructurings. The purpose of this guidance is to eliminate unnecessary and overly-complex disclosures of loans that are already incorporated into the allowance for credit losses and related disclosures. This ASU further requires the disclosure of current-period gross charge-offs by year of origination. The updated guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, for all entities which have implemented ASU 2016-13. The Company has historically had very few credit relationships classified as troubled debt restructurings, and as such does not anticipate that the elimination of accounting for and disclosure of these types of credit relationships will have a significant impact to its financial statements upon implementation of ASU 2016-13 beginning with the first quarter of 2023.

NOTE 2 – ACQUISITIONS

On January 18, 2022, the Company entered into an Agreement and Plan of Merger with Denmark Bancshares, Inc. (“Denmark”), a Wisconsin Corporation, under which Denmark will merge with and into the Company and Denmark’s banking subsidiary, Denmark State Bank, will merge with and into the Bank. The transaction is expected to close during the third quarter of 2022, and is subject to, among other items, approval by the shareholders of both institutions and regulatory agencies. Merger consideration will consist of up to 20% cash and no less than 80% common stock of the Company, and will total approximately $119 million, subject to the fair market value of the Company’s common stock on the date of closing. Based on results as of March 31, 2022, the combined company would have total assets of approximately $3.61 billion, loans of approximately $2.79 billion and deposits of approximately $3.17 billion.

For more information concerning the Company’s acquisitions, see “Note 2 – Acquisition” in the Company’s audited consolidated financial statements included in the Company’s Annual Report.

NOTE 3 – EARNINGS PER SHARE

The two-class method is used in the calculation of basic and diluted earnings per share. Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. There were no anti-dilutive stock options for the three months ended March 31, 2022 or 2021.

The following table presents the factors used in the earnings per share computations for the period indicated:

	Three Months Ended March 31,
	2022	2021
Basic
Net income available to common shareholders	$10,183	$11,514
Less: Earnings allocated to participating securities	(79)	(88)
Net income allocated to common shareholders	$10,104	$11,426

Weighted average common shares outstanding including participating securities	7,599,382	7,716,424
Less: Participating securities (1)	(59,119)	(59,123)
Average shares	7,540,263	7,657,301

Basic earnings per common shares	$1.34	$1.49

Diluted
Net income available to common shareholders	$10,183	$11,514

Weighted average common shares outstanding for basic earnings per common share	7,540,263	7,657,301
Add: Dilutive effects of stock based compensation awards	18,956	20,675
Average shares and dilutive potential common shares	7,559,219	7,677,976
Diluted earnings per common share	$1.34	$1.49
(1)	Participating securities are restricted stock awards whereby the stock certificates have been issued, are included in outstanding shares, receive dividends and can be voted, but have not vested.

NOTE 4 – SECURITIES

The following is a summary of available for sale securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
March 31, 2022
U.S. Treasury securities	$149,576	$—	$(3,466)	$146,110
Obligations of U.S. Government sponsored agencies	25,398	—	(1,555)	23,843
Obligations of states and political subdivisions	81,173	1,009	(2,285)	79,897
Mortgage-backed securities	25,105	219	(121)	25,203
Corporate notes	20,580	389	(470)	20,499
Certificates of deposit	1,520	—	(9)	1,511
Total available for sale securities	$303,352	$1,617	$(7,906)	$297,063

December 31, 2021
U.S. Treasury securities	$49,574	$121	$(193)	$49,502
Obligations of U.S. Government sponsored agencies	26,722	165	(341)	26,546
Obligations of states and political subdivisions	83,019	3,786	(67)	86,738
Mortgage-backed securities	26,143	1,117	(1)	27,259
Corporate notes	20,760	436	(94)	21,102
Certificates of deposit	1,529	13	—	1,542
Total available for sale securities	$207,747	$5,638	$(696)	$212,689

The following is a summary of held to maturity securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
March 31, 2022
Obligations of states and political subdivisions	$5,841	$4	$—	$5,845
December 31, 2021
Obligations of states and political subdivisions	$5,911	$11	$—	$5,922

The following table shows the fair value and gross unrealized losses of securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		Greater Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

March 31, 2022 - Available for Sale
U.S. Treasury securities	$146,110	$(3,466)	$—	$—	$146,110	$(3,466)
Obligations of U.S. Government sponsored agencies	19,674	(1,001)	4,169	(554)	23,843	(1,555)
Obligations of states and political subdivisions	40,641	(2,285)	—	—	40,641	(2,285)
Mortgage-backed securities	12,028	(121)	—	—	12,028	(121)
Corporate notes	13,806	(470)	—	—	13,806	(470)
Certificate of Deposits	1,011	(9)	—	—	1,011	(9)
Totals	$233,270	$(7,352)	$4,169	$(554)	$237,439	$(7,906)
December 31, 2021 - Available for Sale
U.S. Treasury securities	$34,746	$(193)	$—	$—	$34,746	$(193)
Obligations of U.S. Government sponsored agencies	13,185	(86)	4,558	(255)	17,743	(341)
Obligations of states and political subdivisions	8,624	(67)	—	—	8,624	(67)
Mortgage-backed securities	254	(1)	—	—	254	(1)
Corporate notes	8,973	(94)	—	—	8,973	(94)
Totals	$65,782	$(441)	$4,558	$(255)	$70,340	$(696)

As of March 31, 2022, the Company does not consider its securities with unrealized losses to be other-than-temporarily impaired, as the unrealized losses in each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. The Company has the intent and ability to hold its securities to maturity or until par is recovered. There were no other-than-temporary impairments charged to earnings during the three months ended March 31, 2022 or 2021.

The following is a summary of amortized cost and estimated fair value of securities by contractual maturity as of March 31, 2022. Contractual maturities will differ from expected maturities for mortgage-backed securities because borrowers may have the right to call or prepay obligations without penalties.

	Available for Sale		Held to Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$100,792	$100,458	$915	$917
Due after one year through 5 years	15,351	15,527	3,222	3,224
Due after 5 years through ten years	88,204	84,383	1,704	1,704
Due after 10 years	73,900	71,492	—	—
Subtotal	278,247	271,860	5,841	5,845
Mortgage-backed securities	25,105	25,203	—	—
Total	$303,352	$297,063	$5,841	$5,845

There were no sales of securities available for sale or held to maturity for the three months ended March 31, 2022 or 2021.

NOTE 5 – LOANS, ALLOWANCE FOR LOAN LOSSES, AND CREDIT QUALITY

The following table presents total loans by portfolio segment and class of loan as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
Commercial/industrial	$365,884	$367,284
Commercial real estate - owner occupied	606,910	574,960
Commercial real estate - non-owner occupied	550,569	537,077
Construction and development	151,984	132,675
Residential 1‑4 family	588,046	571,749
Consumer	32,995	31,992
Other	21,502	21,489
Subtotals	2,317,890	2,237,226
ALL	(21,749)	(20,315)
Loans, net of ALL	2,296,141	2,216,911
Deferred loan fees and costs	(1,202)	(1,712)
Loans, net	$2,294,939	$2,215,199

A summary of the activity in the ALL by loan type as of March 31, 2022 and 2021 is summarized as follows:

		Commercial	Commercial
		Real Estate -	Real Estate -	Construction
	Commercial /	Owner	Non - Owner	and	Residential
	Industrial	Occupied	Occupied	Development	1-4 Family	Consumer	Other	Total
ALL - January 1, 2022	$3,699	$5,633	$5,151	$984	$4,445	$224	$179	$20,315
Charge-offs	—	—	—	—	—	—	(3)	(3)
Recoveries	2	74	3	152	2	—	4	237
Provision	94	804	65	(6)	242	6	(5)	1,200
ALL - March 31, 2022	3,795	6,511	5,219	1,130	4,689	230	175	21,749
ALL ending balance individually evaluated for impairment	82	—	831	—	—	—	—	913
ALL ending balance collectively evaluated for impairment	$3,713	$6,511	$4,388	$1,130	$4,689	$230	$175	$20,836
Loans outstanding - March 31, 2022	$365,884	$606,910	$550,569	$151,984	$588,046	$32,995	$21,502	$2,317,890
Loans ending balance individually evaluated for impairment	715	2,635	1,455	—	225	—	—	5,030
Loans ending balance collectively evaluated for impairment	$365,169	$604,275	$549,114	$151,984	$587,821	$32,995	$21,502	$2,312,860

		Commercial	Commercial
		Real Estate -	Real Estate -	Construction
	Commercial /	Owner	Non - Owner	and	Residential
	Industrial	Occupied	Occupied	Development	1-4 Family	Consumer	Other	Total
ALL - January 1, 2021	$2,049	$6,108	$3,904	$1,027	$3,960	$201	$409	$17,658
Charge-offs	—	(24)	—	—	—	—	(10)	(34)
Recoveries	2	—	—	—	4	—	1	7
Provision	395	261	(58)	158	157	—	(13)	900
ALL - March 31, 2021	2,446	6,345	3,846	1,185	4,121	201	387	18,531
ALL ending balance individually evaluated for impairment	15	—	737	—	—	—	—	752
ALL ending balance collectively evaluated for impairment	$2,431	$6,345	$3,109	$1,185	$4,121	$201	$387	$17,779
Loans outstanding - March 31, 2021	$474,920	$552,779	$444,182	$136,277	$554,353	$29,736	$40,579	$2,232,826
Loans ending balance individually evaluated for impairment	1,257	1,149	9,331	—	260	—	—	11,997
Loans ending balance collectively evaluated for impairment	$473,663	$551,630	$434,851	$136,277	$554,093	$29,736	$40,579	$2,220,829

The Company’s past due loans as of March 31, 2022 is summarized as follows:

		90 Days
	30-89 Days	or more
	Past Due	Past Due
	Accruing	and Accruing	Non-Accrual	Total
Commercial/industrial	$164	$749	$233	$1,146
Commercial real estate - owner occupied	—	—	3,804	3,804
Commercial real estate - non-owner occupied	64	—	—	64
Construction and development	501	—	18	519
Residential 1‑4 family	830	198	431	1,459
Consumer	9	14	1	24
Other	—	—	—	—
	$1,568	$961	$4,487	$7,016

The Company’s past due loans as of December 31, 2021 is summarized as follows:

		90 Days
	30-89 Days	or more
	Past Due	Past Due
	Accruing	and Accruing	Non-Accrual	Total
Commercial/industrial	$12	$738	$247	$997
Commercial real estate - owner occupied	—	—	5,884	5,884
Commercial real estate - non-owner occupied	65	—	650	715
Construction and development	—	—	19	19
Residential 1‑4 family	2,002	245	439	2,686
Consumer	2	16	2	20
Other	—	—	—	—
	$2,081	$999	$7,241	$10,321

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

The breakdown of loans by risk rating as of March 31, 2022 is as follows:

	Pass (1-5)	6	7	8	Total
Commercial/industrial	$353,369	$35	$12,480	$—	$365,884
Commercial real estate - owner occupied	570,640	15,271	20,999	—	606,910
Commercial real estate - non-owner occupied	546,263	—	4,306	—	550,569
Construction and development	150,771	—	1,213	—	151,984
Residential 1‑4 family	585,549	—	2,497	—	588,046
Consumer	32,992	—	3	—	32,995
Other	21,502	—	—	—	21,502
	$2,261,086	$15,306	$41,498	$—	$2,317,890

The breakdown of loans by risk rating as of December 31, 2021 is as follows:

	Pass (1-5)	6	7	8	Total
Commercial/industrial	$355,469	$—	$11,815	$—	$367,284
Commercial real estate - owner occupied	551,801	—	23,159	—	574,960
Commercial real estate - non-owner occupied	532,077	—	5,000	—	537,077
Construction and development	131,429	—	1,246	—	132,675
Residential 1‑4 family	570,022	83	1,644	—	571,749
Consumer	31,988	—	4	—	31,992
Other	21,489	—	—	—	21,489
	$2,194,275	$83	$42,868	$—	$2,237,226

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

A summary of impaired loans individually evaluated as of March 31, 2022 is as follows:

		Commercial	Commercial
		Real Estate -	Real Estate -	Construction
	Commercial/	Owner	Non - Owner	and	Residential
	Industrial	Occupied	Occupied	Development	1-4 Family	Consumer	Other	Total
With an allowance recorded:
Recorded investment	$352	$—	$1,342	$—	$—	$—	$—	$1,694
Unpaid principal balance	352	—	1,342	—	—	—	—	1,694
Related allowance	82	—	831	—	—	—	—	913

With no related allowance recorded:
Recorded investment	$364	$2,635	$112	$—	$225	$—	$—	$3,336
Unpaid principal balance	364	2,635	112	—	225	—	—	3,336
Related allowance	—	—	—	—	—	—	—	—

Total:
Recorded investment	$716	$2,635	$1,454	$—	$225	$—	$—	$5,030
Unpaid principal balance	716	2,635	1,454	—	225	—	—	5,030
Related allowance	82	—	831	—	—	—	—	913

Average recorded investment	$578	$3,801	$1,487	$—	$249	$—	$—	$6,114

A summary of impaired loans individually evaluated as of December 31, 2021 is as follows:

		Commercial	Commercial
		Real Estate -	Real Estate -	Construction
	Commercial/	Owner	Non - Owner	and	Residential
	Industrial	Occupied	Occupied	Development	1‑4 Family	Consumer	Other	Total
With an allowance recorded:
Recorded investment	$357	$—	$1,406	$—	$—	$—	$—	$1,763
Unpaid principal balance	357	—	1,406	—	—	—	—	1,763
Related allowance	70	—	894	—	—	—	—	964

With no related allowance recorded:
Recorded investment	$82	$4,966	$113	$—	$273	$—	$—	$5,434
Unpaid principal balance	82	4,966	113	—	273	—	—	5,434
Related allowance	—	—	—	—	—	—	—	—

Total:
Recorded investment	$439	$4,966	$1,519	$—	$273	$—	$—	$7,197
Unpaid principal balance	439	4,966	1,519	—	273	—	—	7,197
Related allowance	70	—	894	—	—	—	—	964

Average recorded investment	$459	$3,069	$5,098	$—	$267	$—	$—	$8,893

Interest recognized while these loans were impaired is considered immaterial to the consolidated financial statements for the three months ended March 31, 2022 and 2021.

The following table presents loans acquired with deteriorated credit quality as of March 31, 2022 and December 31, 2021. No loans in this table had a related allowance at either date, and therefore, the below disclosures were not expanded to include loans with and without a related allowance.

	March 31, 2022		December 31, 2021
		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal
	Investment	Balance	Investment	Balance
Commercial & Industrial	$568	$654	$596	$685
Commercial real estate - owner occupied	2,636	3,113	2,664	3,146
Commercial real estate - non-owner occupied	368	402	1,018	1,150
Construction and development	—	—	—	—
Residential 1‑4 family	851	1,102	863	1,124
Consumer	—	—	—	—
Other	—	—	—	—
	$4,423	$5,271	$5,141	$6,105

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

The following table represents the change in the accretable and non-accretable components of discounts on loans acquired with deteriorated credit quality for the three months ended March 31, 2022, and year ended December 31, 2021:

	March 31, 2022		December 31, 2021
	Accretable	Non-accretable	Accretable	Non-accretable
	discount	discount	discount	discount
Balance at beginning of period	$813	$149	$1,250	$176
Reclassifications between accretable and non-accretable	7	(7)	27	(27)
Accretion to loan interest income	(115)	—	(464)	—
Balance at end of period	$705	$142	$813	$149

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

As of March 31, 2022 and December 31, 2021 the Company had no specific reserves for TDRs.

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

The Bank had no new TDRs during the three months ended March 31, 2022. The following table presents new TDRs during the three months March 31, 2021:

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Contracts	Investment	Investment

Commercial Real Estate	1	$111	$111
		$111	$111

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

Following is an analysis of activity in the MSR asset:

	Three Months Ended	Year Ended
	March 31, 2022	December 31, 2021
Fair value at beginning of period	$5,016	$3,726
Servicing asset additions	269	1,862
Loan payments and payoffs	(193)	(1,319)
Changes in valuation inputs and assumptions used in the valuation model	374	747
Amount recognized through earnings	450	1,290
Fair value at end of period	$5,466	$5,016

Unpaid principal balance of loans serviced for others	$715,599	$705,462
Mortgage servicing rights as a percent of loans serviced for others	0.76	0.71

The primary economic assumptions utilized by the Company in measuring the value of MSRs were constant prepayment speeds of 13.8 months and discount rates of 10.3% as of March 31, 2022 and December 31, 2021.

NOTE 7 – NOTES PAYABLE

From time to time the Company utilizes FHLB advances to fund liquidity. At March 31, 2022 and December, 31, 2021, the Company had outstanding balances borrowed from the FHLB of $7.7 million and $8.0 million, respectively. The advances, rate, and maturities of FHLB advances were as follows:

			March 31,	December 31,
	Maturity	Rate	2022	2021
Fixed rate, fixed term	01/24/2022	2.51%	$—	$250
Fixed rate, fixed term	05/02/2022	2.98%	500	500
Fixed rate, fixed term	05/16/2022	0.00%	5,000	5,000
Fixed rate, fixed term	06/08/2022	2.92%	500	500
Fixed rate, fixed term	11/21/2022	3.02%	600	600
Fixed rate, fixed term	11/21/2023	3.06%	600	600
Fixed rate, fixed term	04/22/2030	0.00%	508	508
			7,708	7,958
Adjustment due to purchase accounting			39	53
			$7,747	$8,011

Future maturities of borrowings were as follows:

	March 31,	December 31,
	2022	2021
1 year or less	$6,600	$6,850
1 to 2 years	600	600
2 to 3 years	—	—
3 to 4 years	—	—
4 to 5 years	—	—
Over 5 years	508	508
	$7,708	$7,958

The Company maintains a $7.5 million line of credit with a commercial bank, which was entered into on May 15, 2021. There were no outstanding balances on this note at March 31, 2022 or December 31, 2021. Any future borrowings will require monthly payments of interest at a variable rate, and will be due in full on May 15, 2022.

NOTE 8 – SUBORDINATED NOTES

During September 2017, the Company entered into subordinated note agreements with three separate commercial banks. The Company had outstanding balances of $11.5 million under these agreements as of March 31, 2022 and December 31, 2021. These notes were all issued with 10-year maturities, carry interest at a variable rate payable quarterly, are callable on or after the sixth anniversary of the issuance dates, and qualify for Tier 2 capital for regulatory purposes.

During July 2020, the Company entered into subordinated note agreements with two separate commercial banks. The Company had outstanding balances of $6.0 million under these agreements as of March 31, 2022 and December 31, 2021. These notes were issued with 10-year maturities, carry interest at a fixed rate of 5.0% through June 30, 2025, and at a variable rate thereafter, payable quarterly. These notes are callable on or after January 1, 2026 and qualify for Tier 2 capital for regulatory purposes.

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

Under regulatory guidance for non-advanced approaches institutions, the Bank is required to maintain minimum amounts and ratios of common equity Tier I capital to risk-weighted assets, including an additional conservation buffer determined by banking regulators. As of March 31, 2022 and December 31, 2021, this buffer was 2.5%. As of March 31, 2022 and December 31, 2021, the Bank met all capital adequacy requirements to which they are subject.

Actual and required capital amounts and ratios are presented below at period-end:

							To Be Well
					Minimum Capital		Capitalized Under
			For Capital		Adequacy with		Prompt Corrective
	Actual		Adequacy Purposes		Capital Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2022
Total capital (to risk-weighted assets):
Corporation	$303,043	12.19%	NA	NA	NA	NA	NA	NA
Bank	$296,778	11.94%	$198,822	8.00%	$260,953	10.50%	$248,527	10.00%
Tier 1 capital (to risk-weighted assets):
Corporation	$263,794	10.61%	NA	NA	NA	NA	NA	NA
Bank	$275,029	11.07%	$149,116	6.00%	$211,248	8.50%	$198,822	8.00%
Common Equity Tier 1 capital (to risk-weighted assets):
Corporation	$263,794	10.61%	NA	NA	NA	NA	NA	NA
Bank	$275,029	11.07%	$111,837	4.50%	$173,969	7.00%	$161,542	6.50%
Tier 1 capital (to average assets):
Corporation	$263,794	8.37%	NA	NA	NA	NA	NA	NA
Bank	$275,029	8.73%	$126,004	4.00%	$126,004	4.00%	$157,505	5.00%
December 31, 2021
Total capital (to risk-weighted assets):
Corporation	$297,467	12.44%	NA	NA	NA	NA	NA	NA
Bank	$291,994	12.21%	$191,339	8.00%	$251,133	10.50%	$239,174	10.00%
Tier 1 capital (to risk-weighted assets):
Corporation	$259,652	10.86%	NA	NA	NA	NA	NA	NA
Bank	$271,679	11.36%	$143,505	6.00%	$203,298	8.50%	$191,339	8.00%
Common Equity Tier 1 capital (to risk-weighted assets):
Corporation	$259,652	10.86%	NA	NA	NA	NA	NA	NA
Bank	$271,679	11.36%	$107,628	4.50%	$167,422	7.00%	$155,463	6.50%
Tier 1 capital (to average assets):
Corporation	$259,652	9.29%	NA	NA	NA	NA	NA	NA
Bank	$271,679	9.72%	$111,825	4.00%	$111,825	4.00%	$139,781	5.00%

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate-lock commitments). Rate-lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements and for fixed rate commitments also considers the difference between current levels of interest rates and committed rates. The notional amount of rate-lock commitments at March 31, 2022 and December 31, 2021 was approximately $12.5 million and $21.9 million, respectively.

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

The following commitments were outstanding:

	Notional Amount
	March 31, 2022	December 31, 2021

Commitments to extend credit:
Fixed	$82,415	$90,036
Variable	402,758	412,095
Credit card arrangements	10,561	10,916
Letters of credit	9,706	9,062

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

Information regarding the fair value of assets measured at fair value on a recurring basis is as follows:

	Instruments	Markets	Other	Significant
	Measured	for Identical	Observable	Unobservable
	At Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2022
Assets
Securities available for sale
U.S. Treasury securities	$146,110	$—	$146,110	$—
Obligations of U.S. Government sponsored agencies	23,843	—	23,843	—
Obligations of states and political subdivisions	79,897	—	79,897	—
Mortgage-backed securities	25,203	—	25,203	—
Corporate notes	20,499	—	20,499	—
Certificates of deposit	1,511	—	1,511	—
Mortgage servicing rights	5,466	—	5,466	—

December 31, 2021
Assets
Securities available for sale
U.S. Treasury securities	$49,502	$—	$49,502	$—
Obligations of U.S. Government sponsored agencies	26,546	—	26,546	—
Obligations of states and political subdivisions	86,738	—	86,738	—
Mortgage-backed securities	27,259	—	27,259	—
Corporate notes	21,102	—	21,102	—
Certificates of deposit	1,542	—	1,542	—
Mortgage servicing rights	5,016	—	5,016	—

There were no assets measured on a recurring basis using significant unobservable inputs (Level 3) during these periods.

Information regarding the fair value of assets measured at fair value on a non-recurring basis is as follows:

		Quoted Prices
		In Active	Significant
	Assets	Markets	Other	Significant
	Measured	for Identical	Observable	Unobservable
	At Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2022
Impaired Loans, net of impairment reserve	$4,117	$—	$—	$4,117
December 31, 2021
OREO	$150	$—	$—	$150
Impaired Loans, net of impairment reserve	6,233	—	—	6,233
	$6,383	$—	$—	$6,383

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
As of March 31, 2022
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

The carrying value and estimated fair value of financial instruments at March 31, 2022 and December 31, 2021 follows:

	Carrying
March 31, 2022	amount	Level 1	Level 2	Level 3	Total

Financial assets:
Cash and cash equivalents	$107,359	$107,359	$—	$—	$107,359
Securities held to maturity	5,841	—	5,845	—	5,845
Securities available for sale	297,063	—	297,063	—	297,063
Loans held for sale	371	—	—	371	371
Loans, net	2,294,939	—	—	2,262,091	2,262,091
Other investments, at cost	19,563	—	—	19,563	19,563
Mortgage servicing rights	5,466	—	5,466	—	5,466
Cash surrender value of life insurance	32,084	32,084	—	—	32,084

Financial liabilities:
Deposits	$2,557,106	$—	$—	$2,358,068	$2,358,068
Securities sold under repurchase agreements	13,130	—	13,130	—	13,130
Notes payable	7,747	—	7,747	—	7,747
Subordinated notes	17,500	—	17,500	—	17,500

	Carrying
December 31, 2021	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$296,860	$296,860	$—	$—	$296,860
Securities held to maturity	5,911	—	5,922	—	5,922
Securities available for sale	212,689	—	212,689	—	212,689
Loans held for sale	786	—	—	786	786
Loans, net	2,215,199	—	—	2,210,593	2,210,593
Other investments, at cost	9,004	—	—	9,004	9,004
Mortgage servicing rights	5,016	—	5,016	—	5,016
Cash surrender value of life insurance	31,897	31,897	—	—	31,897
Financial liabilities:
Deposits	$2,528,440	$—	$—	$2,457,287	$2,457,287
Securities sold under repurchase agreements	41,122	—	41,122	—	41,122
Notes payable	8,011	—	8,011	—	8,011
Subordinated notes	17,500	—	17,500	—	17,500

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

NOTE 12 – STOCK BASED COMPENSATION

The Company has made restricted share grants pursuant to the Bank First Corporation 2011 Equity Plan and the Bank First Corporation 2020 Equity Plan, which replaced the 2011 Plan. The purpose of the Plan is to provide financial incentives for selected employees and for the non-employee Directors of the Company, thereby promoting the long-term growth and financial success of the Company. The number of shares of Company stock that may be issued pursuant to awards under the 2020 Plan shall not exceed, in the aggregate, 700,000. As of March 31, 2022, 50,867 shares of Company stock have been awarded under the 2020 Plan. Compensation expense for restricted stock is based on the fair value of the awards of Bank First Corporation common stock at the time of grant. The value of restricted stock grants that are expected to vest is amortized into expense over the vesting periods. For the three months ended March 31, 2022 and 2021, compensation expense of $0.3 million was recognized related to restricted stock awards.

As of March 31, 2022, there was $3.5 million of unrecognized compensation cost related to non-vested restricted stock awards granted under the plan. That cost is expected to be recognized over a weighted average period of 2.25 years. The aggregate grant date fair value of restricted stock awards that vested during the three months ended March 31, 2022, was approximately $1.3 million.

	For the year ended		For the year ended
	March 31, 2022		March 31, 2021
		Weighted-		Weighted-
		Average Grant-		Average Grant-
	Shares	Date Fair Value	Shares	Date Fair Value
Restricted Stock
Outstanding at beginning of year	58,611	$61.44	57,175	$53.08
Granted	25,451	69.73	25,416	70.67
Vested	(20,785)	60.52	(21,121)	49.52
Forfeited or cancelled	(3,651)	60.50	(399)	62.79
Outstanding at end of year	59,626	$65.87	61,071	$61.57

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

	Three-month period ended
	March 31, 2022	March 31, 2021
Amortization of ROU Assets - Operating Leases	$—	$4
Interest on Lease Liabilities - Operating Leases	22	22
Operating Lease Cost (Cost resulting from lease payments)	22	26
Weighted Average Lease Term (Years) - Operating Leases	31.75	32.58
Weighted Average Discount Rate - Operating Leases	5.50%	5.50%

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liabilities as of March 31, 2022 is as follows:

March 31, 2022
Operating lease payments due:
Within one year	$86
After one but within two years	85
After two but within three years	85
After three but within four years	88
After four years but within five years	94
After five years	3,208
Total undiscounted cash flows	3,646
Discount on cash flows	(2,065)
Total operating lease liabilities	$1,581

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2021, included in our Annual Report and with our unaudited condensed accompanying notes set forth in this Quarterly Report on Form 10-Q for the quarterly period March 31, 2022.

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

On January 18, 2022, the Company entered into an Agreement and Plan of Merger with Denmark, a Wisconsin Corporation, pursuant to which Denmark will merge with and into the Company and Denmark's banking subsidiary, Denmark State Bank, will merge with and into the Bank. The transaction is expected to close during the third quarter of 2022 and is subject to, among other items, approval by the shareholders of both institutions and regulatory agencies. Merger consideration will consist of up to 20% cash and no less than 80% of the common stock of the Company, and will total approximately $119 million, subject to the fair market value of the Company's common stock on the date of closing. Based on results as of March 31, 2022, the combined company would have total assets of approximately $3.61 billion, loans of approximately $2.79 billion, and deposits of approximately $3.17 billion.

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

The U.S. economy contracted in the first half of 2020, ending the longest expansionary period in U.S. history, due to the COVID-19 pandemic. During March 2020, in an effort to lessen the impact of COVID-19 on consumers and businesses, the Federal Reserve reduced the federal funds rate 1.5 percentage points to 0.00 to 0.25 percent and the U.S. government enacted the CARES Act, the largest economic stimulus package in the nation's history. The Company responded to the pandemic, beginning in March 2020, by supporting our clients, employees, and communities with such measures as remote work capabilities and branch service enhancements, loan payment deferrals, and accelerated investments in several technology initiatives that provided more convenience and a better digital experience as clients adapted to this highly virtual environment. The Company participated in the PPP and funded approximately 2,998 loans totaling approximately $377.5 million under the programs available in both 2020 and 2021.

Additional government spending measures and the availability of vaccines improved consumer confidence and demand, and the economy largely reopened in 2021, leading to a reduction in the unemployment rate and accelerated GDP growth. While 2021 saw a recovery in the U.S. economy compared to 2020, uncertainty and market disruptions such as additional coronavirus variants, pandemic-related supply chain issues and labor shortages persist. The economic expansion has been met with inflationary pressures that are expected to result in the Federal Open Market Committee policy tightening in 2022, which began in March 2022 and will likely include more interest rate hikes in the future. With a strong asset-sensitive balance sheet and our strong position in our markets, we expect increases in loan demand and interest rates should improve returns going forward.

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

The following tables present certain selected historical consolidated financial data as of the dates or for the period indicated:

	At or for the Three Months Ended
(In thousands, except per share data)	3/31/2022	12/31/2021	9/30/2021	6/30/2021	3/31/2021

Results of Operations:

Interest income	$24,220	$25,043	$24,898	$24,003	$24,442
Interest expense	1,930	1,812	1,964	2,189	2,339

Net interest income	22,290	23,231	22,934	21,814	22,103
Provision for loan losses	1,200	600	650	950	900

Net interest income after provision for loan losses	21,090	22,631	22,284	20,864	21,203

Noninterest income	5,234	5,520	5,031	6,647	6,343
Noninterest expense	12,731	13,435	12,469	12,294	12,358

Income before income tax expense	13,593	14,716	14,846	15,217	15,188
Income tax expense	3,410	3,553	3,628	3,669	3,674

Net income	$10,183	$11,163	$11,218	$11,548	$11,514

Earnings per common share - basic	$1.34	$1.46	$1.46	$1.50	$1.49
Earnings per common share - diluted	1.34	1.46	1.46	1.50	1.49

Common Shares:

Basic weighted average	7,540,264	7,570,128	7,605,541	7,653,317	7,657,301
Diluted weighted average	7,559,844	7,595,052	7,624,791	7,668,740	7,677,976
Outstanding	7,570,766	7,616,540	7,641,771	7,688,795	7,729,216

Noninterest income / noninterest expense:

Service charges	$1,422	$1,574	$1,491	$1,596	$1,467
Income from Ansay	826	383	756	723	725
Income from UFS	705	776	751	663	366
Loan servicing income	1,062	1,557	599	1,178	505
Net gain on sales of mortgage loans	671	1,167	1,206	2,187	2,811
Net gain (loss) on sales and valuations of other real estate owned	171	(186)	—	73	133
Other noninterest income	377	249	228	227	336

Total noninterest income	$5,234	$5,520	$5,031	$6,647	$6,343

Personnel expense	$7,175	$7,307	$6,996	$7,121	$7,091
Occupancy, equipment and office	1,115	950	1,070	968	1,210
Data processing	1,345	1,334	1,259	1,358	1,393
Postage, stationery and supplies	183	181	204	131	197
Net loss on sales of securities	-	-	3	-	-
Advertising	89	75	50	53	49
Charitable contributions	168	135	121	152	126
Outside service fees	1,172	776	741	804	755
Amortization of intangibles	293	352	351	351	351
Other noninterest expense	1,191	2,325	1,674	1,356	1,186

Total noninterest expense	$12,731	$13,435	$12,469	$12,294	$12,358

Period-end balances:

Loans	$2,316,688	$2,235,515	$2,208,915	$2,225,217	$2,228,892
Allowance for loan losses	21,749	20,315	20,237	19,547	18,531
Investment securities available-for-sale, at fair value	297,063	212,689	148,376	153,818	167,940
Investment securities held-to-maturity, at cost	5,841	5,911	5,912	5,912	5,934
Goodwill and other intangibles, net	59,099	59,392	59,743	60,095	60,561
Total assets	2,924,936	2,937,552	2,846,605	2,818,950	2,846,199
Deposits	2,557,106	2,528,440	2,472,258	2,446,654	2,448,035
Stockholders’ equity	318,303	322,653	315,262	311,430	303,442
Book value per common share	42.04	42.36	41.26	40.50	39.26
Tangible book value per common share (1)	34.24	34.56	33.44	32.69	31.42

Average balances:

Loans	$2,271,956	$2,207,615	$2,218,324	$2,247,026	$2,196,142
Interest-earning assets	3,001,174	2,695,175	2,659,584	2,633,850	2,547,783
Total assets	3,209,202	2,901,685	2,861,959	2,835,580	2,750,471
Deposits	2,543,471	2,513,918	2,479,799	2,453,156	2,355,888
Interest-bearing liabilities	2,080,172	1,759,437	1,738,895	1,723,395	1,694,711
Goodwill and other intangibles, net	59,285	59,614	59,969	60,363	60,782
Stockholders’ equity	322,852	318,837	313,868	308,201	300,331

Financial ratios (2):

Return on average assets	1.27%	1.53%	1.57%	1.63%	1.67
Return on average common equity	12.62%	13.89%	14.30%	14.99%	15.34
Average equity to average assets	10.06%	10.99%	10.97%	10.87%	10.92
Stockholders’ equity to assets	10.88%	10.98%	11.08%	11.05%	10.66
Tangible equity to tangible assets (1)	9.04%	9.15%	9.17%	9.11%	8.72
Loan yield	4.02%	4.25%	4.25%	4.13%	4.34
Earning asset yield	3.32%	3.74%	3.76%	3.71%	3.95
Cost of funds	0.38%	0.41%	0.45%	0.51%	0.56
Net interest margin, taxable equivalent	3.06%	3.47%	3.47%	3.37%	3.57
Net loan charge-offs to average loans	-0.04%	0.02%	-0.01%	0.01%	0.00
Nonperforming loans to total loans	0.24%	0.37%	0.53%	0.55%	0.63
Nonperforming assets to total assets	0.19%	0.28%	0.42%	0.45%	0.52
Allowance for loan losses to loans	0.94%	0.91%	0.92%	0.88%	0.83
(1)	These measures are not measures prepared in accordance with GAAP, and are therefore considered to be non-GAAP financial measures. See “GAAP reconciliation and management explanation of non-GAAP financial measures” for a reconciliation of these measures to their most comparable GAAP measures.
(2)	Income statement-related ratios for partial year periods are annualized.

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

	At or for the Three Months Ended
(In thousands, except per share data)	3/31/2022	12/31/2021	9/30/2021	6/30/2021	3/31/2021
Tangible Assets
Total assets	$2,924,936	$2,937,552	$2,846,605	$2,818,950	$2,846,199
Adjustments:
Goodwill	(55,357)	(55,357)	(55,357)	(55,357)	(55,472)
Core deposit intangible, net of amortization	(3,742)	(4,035)	(4,386)	(4,738)	(5,089)
Tangible assets	$2,865,837	$2,878,160	$2,786,862	$2,758,855	$2,785,638

Tangible Common Equity
Total stockholders’ equity	$318,303	$322,653	$315,262	$311,430	$303,442
Adjustments:
Goodwill	(55,357)	(55,357)	(55,357)	(55,357)	(55,472)
Core deposit intangible, net of amortization	(3,742)	(4,035)	(4,386)	(4,738)	(5,089)
Tangible common equity	$259,204	$263,261	$255,519	$251,335	$242,881

Book value per common share	$42.04	$42.36	$41.26	$40.50	$39.26
Tangible book value per common share	34.24	34.56	33.44	32.69	31.42

Total stockholders’ equity to total assets	10.88%	10.98%	11.08%	11.05%	10.66
Tangible common equity to tangible assets	9.04%	9.15%	9.17%	9.11%	8.72

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2022 and March 31, 2021

General. Net income decreased $1.3 million to $10.2 million for three months ended March 31, 2022, compared to $11.5 million for the same period in 2021. This decrease was primarily due to a slowdown in residential mortgage production during the first quarter of 2022 compared to the year earlier first quarter, and a reduction in interest income produced by PPP loans originated during 2020 and 2021, which totaled $0.7 million for the first quarter of 2022 compared to $2.4 million for the first quarter of 2021.

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

Net interest and dividend income increased by $0.2 million to $22.3 million for the three months ended March 31, 2022 compared to $22.1 million for three months ended March 31, 2021. The increase in net interest income was primarily due to growth in interest earnings assets over the last twelve months as well as a reduction in the cost of interest earning liabilities during that same time period. Total average interest-earning assets was $3.0 billion for the three months ended March 31, 2022, up from $2.55 billion for the same period in 2021. Tax equivalent net interest margin decreased 0.51% to 3.06% for the three-months ended March 31, 2022, down from 3.57% for the same period in 2021. Net interest margin decreased by 0.05% due to a decrease in purchase accounting accretion quarter-over-quarter and a short-term net interest income enhancement strategy further decreased net interest margin by 0.29%, both of which added to a decrease of 0.17% in core net interest margin. This short-term net interest income enhancement strategy increased average interest-earning assets and average interest-bearing liabilities by approximately $290.0 million. Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes on both volume and mix and pricing decisions, and external factors include changes in market interest rates, competition and the shape of the interest rate yield curve.

Interest Income. Total interest income decreased $0.2 million, or 0.9%, to $24.2 million for the three months ended March 31, 2022 compared to $24.4 million for the same period in 2021. The decrease in total interest income was primarily due the aforementioned reduction in interest income produced by PPP loans. The average balance of interest-earning assets increased by $453.4 million during the three months ended March 31, 2022 compared to the same period in 2021, offsetting a reduction in yield on interest-earning assets of 0.63% between these two periods.

Interest Expense. Interest expense decreased $0.4 million, or 17.5%, to $1.9 million for the three months ended March 31, 2022 compared to $2.3 million for the same period in 2021. The decrease in interest expense was primarily due to the lower overall interest rate environment due to the COVID-19 pandemic, which was counteracted to a certain extent by an increase of $385.5 million in interest bearing liabilities quarter-over-quarter.

Interest expense on interest-bearing deposits decreased by $0.5 million to $1.6 million for the three months ended March 31, 2022 from $2.1 million for the same period in 2021. The average cost of interest-bearing deposits was 0.36% for the three months ended March 31, 2022, compared to 0.54% for the same period in 2021.

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

We recorded a provision for loan losses of $1.2 million for the three months ended March 31, 2022 compared to $0.9 million for the same period in 2021. We recorded net recoveries of $0.2 million for the three months ended March 31, 2022 compared to net charge offs of $27,000 for the same period in 2021. The ALL was $21.7 million, or 0.94% of total loans, at March 31, 2022 compared to $18.5 million, or 0.83% of total loans at March 31, 2021. The increased ALL coverage was the result of fewer government guaranteed loans (primarily PPP loans) as well as a reduction in total purchased loans which carry a fair value mark in lieu of a portion of the ALL until they are paid off or renewed.

Noninterest Income. Noninterest income is an important component of our total revenues. A significant portion of our noninterest income is associated with service charges and income from the Bank’s subsidiaries, Ansay and UFS. Other sources of noninterest income include loan servicing fees, gains on sales of mortgage loans, and other income from strategic alliances.

Noninterest income decreased $1.1 million to $5.2 million for the three months ended March 31, 2022 compared to $6.3 million for the same period in 2021. Income from our investment in Ansay increased by 13.9%. Income from our investment in UFS increased by 92.6% The added profitability of these two unconsolidated subsidiaries was offset by a significant reduction in net gains on sales of mortgage loans quarter-over-quarter as the Company, and the banking industry as a whole, saw an extreme slowdown in residential mortgage lending due in part to a higher interest rate environment during the first quarter of 2022 compared to the first quarter of 2021.

The major components of our noninterest income are listed below:

	Three Months Ended March 31,
	2021	2020	$ Change	% Change

	(In thousands)
Noninterest Income
Service Charges	$1,422	$1,467	$(45)	(3)%
Income from Ansay	826	725	101	14%
Income from UFS	705	366	339	93%
Loan Servicing income	1,062	505	557	110%
Net gain on sales of mortgage loans	671	2,811	(2,140)	(76)%
Net gain on sales and valuation of ORE	171	133	(38)	29%
Other	377	336	41	12%
Total noninterest income	$5,234	$6,343	$(1,109)	(17)%

Noninterest Expense. Noninterest expense increased $0.3 million to $12.7 million for the three months ended March 31, 2022 compared to $12.4 million for the same period in 2021. Occupancy expenses decreased 7.9%, the result of significant investments made to branch locations during the first quarter of 2021 to enhance safety and experience for our staff and customers that were not repeated in the first quarter of 2022. Outside service fees increased $0.4 million, or 55.2%, quarter-over-quarter, primarily as a result of $0.5 million in costs associated with the pending acquisition of Denmark.

The major components of our noninterest expense are listed below:

	Three Months Ended March 31,
	2022	2021	$ Change	% Change

	(In thousands)
(In thousands)
Noninterest Expense
Salaries, commissions, and employee benefits	$7,175	$7,091	$84	1%
Occupancy	1,115	1,210	(95)	(8)%
Data Processing	1,345	1,393	(48)	(3)%
Postage, stationary, and supplies	183	197	(14)	(7)%
Advertising	89	49	40	82%
Charitable contributions	168	126	42	33%
Outside service fees	1,172	755	417	55%
Amortization of intangibles	293	351	(58)	(17)%
Other	1,191	1,186	5	0%
Total noninterest expenses	$12,731	$12,358	$373	3%

Income Tax Expense. We recorded a provision for income taxes of $3.4 million for the three months ended March 31, 2022 compared to a provision of $3.7 million for the same period during 2021, reflecting effective tax rates of 25.1% and 24.2%, respectively. The effective tax rates were reduced from the statutory federal and state income tax rates during both periods as a result of tax-exempt interest income produced by certain qualifying loans and investments in the Bank’s portfolios.

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

The following tables set forth the distribution of our average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the periods indicated:

	Three Months Ended
	March 31, 2022			March 31, 2021
		Interest			Interest
	Average	Income/	Rate Earned/ Paid	Average	Income/	Rate Earned/ Paid
	Balance	Expenses (1)	(1)	Balance	Expenses (1)	(1)

	(dollars in thousands)
ASSETS
Interest-earning assets
Loans (2)
Taxable	$2,174,967	$87,150	4.01%	$2,102,261	$90,976	4.33%
Tax-exempt	96,989	4,194	4.32%	93,881	4,331	4.61%
Securities
Taxable (available for sale)	193,300	5,225	2.70%	100,566	2,657	2.64%
Tax-exempt (available for sale)	84,513	2,152	2.55%	71,283	2,259	3.17%
Tax-exempt (held to maturity)	5,905	152	2.57%	6,661	166	2.49%
Cash and due from banks	445,500	716	0.16%	173,131	158	0.09%
Total interest-earning assets	3,001,174	99,589	3.32%	2,547,783	100,547	3.95%
Non interest-earning assets	228,787			220,723
Allowance for loan losses	(20,759)			(18,035)
Total assets	$3,209,202			$2,750,471
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Checking accounts	$237,785	$272	0.11%	$221,489	$256	0.12%
Savings accounts	572,394	1,918	0.34%	434,697	1,571	0.36%
Money market accounts	683,401	1,915	0.28%	626,857	2,137	0.34%
Certificates of deposit	237,091	1,891	0.80%	316,677	4,240	1.34%
Brokered Deposits	11,685	338	2.89%	18,249	516	2.83%
Total interest bearing deposits	1,742,356	6,334	0.36%	1,617,969	8,720	0.54%
Other borrowed funds	337,816	1,491	0.44%	76,742	767	1.00%
Total interest-bearing liabilities	2,080,172	7,825	0.38%	1,694,711	9,487	0.56%
Non-interest bearing liabilities
Demand Deposits	801,115			737,919
Other liabilities	5,063			17,510
Total Liabilities	2,886,350			2,450,140
Shareholders’ equity	322,852			300,331
Total liabilities & shareholders’ equity	$3,209,202			$2,750,471
Net interest income on a fully taxable equivalent basis		91,764			91,060
Less taxable equivalent adjustment		(1,365)			(1,419)
Net interest income		$90,399			$89,641
Net interest spread (3)			2.94%			3.39%
Net interest margin (4)			3.06%			3.57%
(1).	Annualized on a fully taxable equivalent basis calculated using a federal tax rate of 21% for the three months ended March 31, 2022 and 2021.
(2).	Nonaccrual loans are included in average amounts outstanding.
(3).	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4).	Net interest margin represents net interest income on a fully tax equivalent basis as a percentage of average interest-earning assets.

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

	Three Months Ended March 31, 2022
	Compared with
	Three Months Ended March 31, 2021
	Increase/(Decrease) Due to Change in
	Volume	Rate	Total

	(dollars in thousands)
Interest income
Loans
Taxable	$3,072	$(6,898)	$(3,826)
Tax-exempt	140	(277)	(137)
Securities
Taxable (AFS)	2,505	63	2,568
Tax-exempt (AFS)	379	(486)	(107)
Tax-exempt (HTM)	(19)	5	(14)
Cash and due from banks	376	182	558
Total interest income	6,454	(7,412)	(958)
Interest expense
Deposits
Checking accounts	$19	$(3)	$16
Savings accounts	468	(121)	347
Money market accounts	181	(403)	(222)
Certificates of deposit	(900)	(1,449)	(2,349)
Brokered Deposits	(190)	12	(178)
Total interest bearing deposits	(422)	(1,964)	(2,386)
Other borrowed funds	1,358	(634)	724
Total interest expense	935	(2,597)	(1,662)
Change in net interest income	$5,518	$(4,814)	$704

CHANGES IN FINANCIAL CONDITION

Total Assets. Total assets decreased $12.6 million, or 0.4%, to $2.92 billion at March 31, 2022, from $2.94 billion at December 31, 2021.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $189.5 million to $107.4 million at March 31, 2022 from $296.9 million at December 31, 2021, the result of significant loan growth as well as investing approximately $100.0 million in one-year treasury notes during the first quarter of 2022.

Investment Securities. The carrying value of total investment securities increased by $84.3 million to $302.9 million at March 31, 2022, from $218.6 million at December 31, 2021.

Loans. Net loans increased by $79.7 million, totaling $2.29 billion at March 31, 2022 compared to $2.21 billion at December 31, 2021.

Bank-Owned Life Insurance. At March 31, 2022, our investment in bank-owned life insurance was $32.1 million, an increase of $0.2 million from $31.9 million at December 31, 2021.

Deposits. Deposits increased $28.7 million, or 1.1%, to $2.56 billion at March 31, 2022 from $2.53 billion at December 31, 2021.

Borrowings. At March 31, 2022, borrowings consisted of advances from the FHLB of Chicago, as well as subordinated debt to other banks. FHLB borrowings decreased to $7.7 million at March 31, 2022, from $8.0 million at December 31, 2021. Subordinated debt owed to other banks totaled $17.5 million at March 31, 2022 and December 31, 2021.

Stockholders’ Equity. Total stockholders’ equity decreased $4.4 million, or 1.4%, to $318.3 million at March 31, 2022, from $322.7 million at December 31, 2021. Strong earnings during the quarter were offset by valuation adjustments to the Bank’s available for sale investment portfolio, which is accounted for through the comprehensive income component of equity, due to significant movements in the interest rate environment.

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

Our loan portfolio is our most significant earning asset, comprising 79.2% and 76.1% of our total assets as of March 31, 2022 and December 31, 2021, respectively. Our strategy is to grow our loan portfolio by originating quality commercial and consumer loans that comply with our credit policies and that produce revenues consistent with our financial objectives. We believe our loan portfolio is well-balanced, which provides us with the opportunity to grow while monitoring our loan concentrations.

Loans increased $81.2 million, or 3.6%, to $2.32 billion as of March 31, 2022 as compared to $2.24 billion as of December 31, 2021. This increase during the first three months of 2022 has been comprised of a decrease of $0.9 million or 0.2% in commercial and industrial loans, an increase of $32.0 million or 5.6% in owner occupied commercial real estate loans, an increase of $13.4 million or 2.5% in non-owner occupied commercial real estate, an increase of $19.3 million or 14.6% in construction and development loans, an increase of $16.3 million or 2.9% in residential 1-4 family loans and an increase of $1.0 million or 3.2% in consumer and other loans.

The following table presents the balance and associated percentage of each major category in our loan portfolio at March 31, 2022, December 31, 2021, and March 31, 2021:

	March 31,		December 31,		March 31,
	2022	% of Total	2021	% of Total	2021	% of Total

	(dollars in thousands)
Commercial & industrial	$365,267	16%	$366,166	16%	$471,552	21%
Commercial real estate
Owner Occupied	606,600	26%	574,565	26%	552,403	25%
Non-owner occupied	550,256	24%	536,892	24%	444,044	20%
Construction & Development	151,771	7%	132,454	6%	136,323	6%
Residential 1-4 family	588,161	25%	571,845	26%	554,339	25%
Consumer	33,143	1%	32,131	1%	29,863	1%
Other Loans	21,490	1%	21,461	1%	40,368	2%
Total Loans	$2,316,688	100%	$2,235,514	100%	$2,228,892	100%

Our directors and officers and their associates are customers of, and have other transactions with, the Bank in the normal course of business. All loans and commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than normal risk of collection or present other unfavorable features. At March 31, 2022 and December 31, 2021, total loans outstanding to such directors and officers and their associates were $75.3 million and $73.5 million, respectively. During the three months ended March 31, 2022, $12.5 million of additions and $10.7 million of repayments were made to these loans. At March 31, 2022 and December 31, 2021, all of the loans to directors and officers were performing according to their original terms, other than standard and customary payment deferrals allowed under the CARES act, which were provided under the same terms as all other customers of the Bank.

Loan categories

The principal categories of our loan portfolio are discussed below:

Commercial and Industrial (C&I). Our C&I portfolio totaled $365.2 million and $366.2 million at March 31, 2022 and December 31, 2021, respectively, and represented 16% of our total loans at those dates.

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

Commercial Real Estate (CRE). Our CRE loan portfolio totaled $1.17 billion and $1.11 billion at March 31, 2022 and December 31, 2021, respectively, and represented 50% of our total loans at those dates.

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

Construction and Development (C&D). Our C&D loan portfolio totaled $151.8 million and $132.5 million at March 31, 2022 and December 31, 2021, respectively, and represented 7% and 6% of our total loans at those dates.

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

Residential 1 – 4 Family. Residential 1 – 4 family loans held in portfolio amounted to $588.2 million and $571.8 million at March 31, 2022 and December 31, 2021, respectively, and represented 25% and 26% of our total loans at those dates.

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

We were servicing mortgage loans sold to others without recourse of approximately $715.6 million at March 31, 2022 and $705.5 million at December 31, 2021.

Loans sold with the retention of servicing assets result in the capitalization of servicing rights. Loan servicing rights are included in other assets and are carried at fair value. The net balance of capitalized servicing rights amounted to $5.5 million and 5.0 million at March 31, 2022 and December 31, 2021, respectively.

Consumer Loans. Our consumer loan portfolio totaled $33.1 million and $32.1 million at March 31, 2022 and December 31, 2021, respectively, and represented 1% of our total loans at those dates. Consumer loans include secured and unsecured loans, lines of credit and personal installment loans.

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

Other Loans. Our other loans totaled $21.5 million at March 31, 2022 and December 31, 2021, respectively, and are immaterial to the overall loan portfolio. The other loans category consists primarily of over-drafted depository accounts, loans utilized to purchase or carry securities and loans to nonprofit organizations.

Loan Portfolio Maturities.

The following tables summarize the dollar amount of loans maturing in our portfolio based on their loan type, fixed or variable rate of interest, and contractual terms to maturity at March 31, 2022. The tables do not include any estimate of prepayments, which can significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.

Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One Year or	One to Five	Five to Fifteen	Over Fifteen
	Less	Years	Years	Years	Total

	(dollars in thousands)
Commercial & industrial	$91,639	$167,496	$100,126	$6,006	$365,267
Commercial real estate
Owner Occupied	79,621	229,102	260,606	37,271	606,600
Non-owner Occupied	31,961	239,011	270,112	9,172	550,256
Construction & Development	18,704	41,838	57,035	34,194	151,771
Residential 1-4 family	7,813	60,880	204,811	314,657	588,161
Consumer and other	4,649	29,410	17,898	2,676	54,633
Total	$234,387	$767,737	$910,588	$403,976	$2,316,688
Fixed Rate Loans:
Commercial & industrial	$16,907	$113,804	$73,359	$5,533	$209,603
Commercial real estate
Owner Occupied	34,527	190,364	126,982	10,533	362,406
Non-owner Occupied	24,489	222,952	177,213	—	424,654
Construction & Development	11,695	27,789	44,960	28,358	112,802
Residential 1-4 family	4,114	52,039	176,147	188,716	421,016
Consumer and other	3,643	28,609	17,493	2,676	52,421
Total	$95,375	$635,557	$616,154	$235,816	$1,582,902
Floating Rate Loans:
Commercial & industrial	$74,732	$53,692	$26,767	$473	$155,664
Commercial real estate
Owner Occupied	45,094	38,738	133,624	26,738	244,194
Non-owner Occupied	7,472	16,059	92,899	9,172	125,602
Construction & Development	7,009	14,049	12,075	5,836	38,969
Residential 1-4 family	3,699	8,841	28,664	125,941	167,145
Consumer and other	1,006	801	405	—	2,212
Total	$139,012	$132,180	$294,434	$168,160	$733,786

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

Our nonperforming assets consist of nonperforming loans and foreclosed real estate. Nonperforming loans are those on which the accrual of interest has stopped, as well as loans that are contractually 90 days past due on which interest continues to accrue. The composition of our nonperforming assets is as follows:

	As of March 31,	As of December 31,	As of March 31,
	2022	2021	2021

	(dollars in thousands)
Nonperforming loans
Nonaccrual loans
Commercial & industrial	$233	$247	$1,130
Commercial real estate
Owner Occupied	3,804	5,884	1,167
Non-owner Occupied	—	650	9,716
Construction & Development	18	19	280
Residential 1-4 family	431	439	1,129
Consumer and other	1	2	6
Total nonaccrual loans	4,487	7,241	13,428
Loans past due > 90 days, but still accruing
Commercial & industrial	749	738	—
Commercial real estate
Owner Occupied	—	—	—
Non-owner Occupied	—	—	—
Construction & Development	—	—	—
Residential 1-4 family	198	245	319
Consumer and other	14	16	46
Total loans past due > 90 days, but still accruing	961	999	365
Total nonperforming loans	$5,448	$8,240	$13,793
OREO
Commercial real estate owned	$—	$—	$875
Residential real estate owned	—	10	40
Bank property real estate owned	—	140	—
Total OREO	$—	$150	$915
Total nonperforming assets ("NPAs")	$5,448	$8,390	$14,708
Accruing troubled debt restructured loans	$472	$484	$1,235
Ratios
Nonaccrual loans to total loans	0.19%	0.32%	0.60%
NPAs to total loans plus OREO	0.24%	0.38%	0.66%
NPAs to total assets	0.19%	0.29%	0.52%
ALL to nonaccrual loans	485%	281%	138%
ALL to total loans	0.94%	0.91%	0.83%

At March 31, 2022 and December 31, 2021, impaired loans had specific reserves of $0.9 million and $0.8 million, respectively.

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

As of March 31, 2022 and December 31, 2021 the Company had specific reserves of $7,000 for TDRs, and none of them have subsequently defaulted.

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

The following table summarizes the changes in our ALL for the periods indicated:

	Three months ended	Year ended	Three months ended
	March 31,	December 31,	March 31,
	2022	2021	2021

	(dollars in thousands)
Balance of ALL at the beginning of period	$20,315	$17,658	$17,658
Net loans charged-off (recovered):
Commercial & industrial	(2)	180	(2)
Commercial real estate - owner occupied	(74)	275	24
Commercial real estate - non-owner occupied	(3)	(5)	—
Construction & Development	(152)	(143)	—
Residential 1-4 family	(2)	110	(4)
Consumer	—	6	—
Other Loans	(1)	20	9
Total net loans charged-off	(234)	443	27
Provision charged to operating expense	1,200	3,100	900
Balance of ALL at end of period	$21,749	$20,315	$18,531
Ratio of net charge-offs (recoveries) to average loans by loan composition
Commercial & industrial	0.00%	0.05%	0.00%
Commercial real estate - owner occupied	-0.01%	0.05%	0.00%
Commercial real estate - non-owner occupied	0.00%	0.00%	0.00%
Construction & Development	-0.11%	-0.11%	0.00%
Residential 1-4 family	0.00%	0.02%	0.00%
Consumer	0.00%	0.02%	0.00%
Other Loans	0.00%	0.07%	0.02%
Total net charge-offs to average loans	-0.01%	0.02%	0.00%

The level of charge-offs depends on many factors, including the national and regional economy. Cyclical lagging factors may result in charge-offs being higher than historical levels. Although the allowance is allocated between categories, the entire allowance is available to absorb losses attributable to all loan categories. Management believes that the current ALL is adequate.

The following table summarizes an allocation of the ALL and the related percentage of loans outstanding in each category for the periods below.

	March 31,		December 31,		March 31,
	2022		2021		2020
		% of		% of		% of
(in thousands, except %)	Amount	Loans	Amount	Loans	Amount	Loans
Loan Type:
Commercial & industrial	$3,795	16%	$3,699	16%	$2,446	21%
Commercial real estate - owner occupied	6,511	26%	5,633	26%	6,345	25%
Commercial real estate - non-owner occupied	5,219	24%	5,151	24%	3,846	20%
Construction & Development	1,130	7%	984	6%	1,185	6%
Residential 1-4 family	4,689	25%	4,445	26%	4,121	25%
Consumer	230	1%	224	1%	201	1%
Other Loans	175	1%	179	1%	387	2%
Total allowance	$21,749	100%	$20,315	100%	$18,531	100%

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

Deposits. Our current deposit products include non-interest bearing and interest-bearing checking accounts, savings accounts, money market accounts, and certificate of deposits. As of March 31, 2022, deposit liabilities accounted for approximately 87.4% of our total liabilities and equity. We accept deposits primarily from customers in the communities in which our branches and offices are located, as well as from small businesses and other customers throughout our lending area. We rely on our competitive pricing and products, quality customer service, and convenient locations and hours to attract and retain deposits. Deposit rates and terms are based primarily on current business strategies, market interest rates, liquidity requirements and our deposit growth goals.

Total deposits were $2.56 billion and $2.53 billion as of March 31, 2022 and December 31, 2021, respectively. Noninterest-bearing deposits at March 31, 2022 and December 31, 2021, were $798.3 million and $799.9 million, respectively, while interest-bearing deposits were $1.76 billion and $1.73 billion at March 31, 2022 and December 31, 2021, respectively.

At March 31, 2022, we had a total of $230.6 million in certificates of deposit, including $10.7 million of brokered deposits. Based on historical experience and our current pricing strategy, we believe we will retain a majority of these accounts upon maturity, although our long-term strategy is to minimize reliance on certificates of deposits by increasing relationship deposits in lower earning savings and demand deposit accounts.

The following tables set forth the average balances of our deposits for the periods indicated:

	Three months ended		Year ended		Three months ended
	March 31, 2022		December 31, 2021		March 31, 2021
	Amount	Percent	Amount	Percent	Amount	Percent

	(dollars in thousands)

Noninterest-bearing demand deposits	$801,115	31.6%	$785,364	32.0%	$737,919	31.3%
Interest-bearing checking deposits	237,785	9.3%	209,970	8.6%	221,489	9.4%
Savings deposits	572,394	22.5%	497,958	20.3%	434,697	18.5%
Money market accounts	683,401	26.9%	664,591	27.1%	626,857	26.6%
Certificates of deposit	237,091	9.3%	278,602	11.4%	316,677	13.4%
Brokered deposits	11,685	0.5%	14,718	0.6%	18,249	0.7%
Total	$2,543,471	100%	$2,451,203	100%	$2,355,888	100%

The following table provides information on maturities of certificates of deposits which exceed FDIC insurance limits of $250,000 as of March 31,2022:

	Time Deposits over FDIC	Portion of Time Deposits in
	Insurance Limits	Excess of FDIC Insurance Limits

	(dollars in thousands)
3 months or less remaining	$13,234	$5,027
Over 3 to 6 months remaining	4,568	3,068
Over 6 to 12 months remaining	6,591	2,091
Over 12 months or more remaining	11,151	6,108
Total	$35,544	$16,294

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

The following table summarizes securities sold under repurchase agreements, and the weighted average interest rates paid:

	Three months ended	Year ended	Three months ended
(dollars in thousands)	March 31, 2022	December 31, 2021	March 31, 2021
Average daily amount of securities sold under repurchase agreements during the period	$22,496	$34,637	$41,797
Weighted average interest rate on average daily securities sold under repurchase agreements	0.03%	0.03%	0.03%
Maximum outstanding securities sold under repurchase agreements at any month-end	$28,532	$57,915	$47,631
Securities sold under repurchase agreements at period end	$13,130	$41,122	$47,631
Weighted average interest rate on securities sold under repurchase agreements at period end	0.08%	0.02%	0.02%

Borrowings

The Company’s borrowings have historically consisted primarily of FHLB of Chicago advances collateralized by a blanket pledge agreement on the Company’s FHLB capital stock and retail and commercial loans held in the Company’s portfolio. There were $7.7 million of advances outstanding from the FHLB at March 31, 2022, and $8.0 million as of December 31, 2021.

The total loans pledged as collateral were $960.9 million at March 31, 2022 and $915.5 million at December 31, 2021. There were no outstanding letters of credit from the FHLB at March 31, 2022 and December 31, 2021.

The following table summarizes borrowings, which consist of borrowings from the FHLB, and the weighted average interest rates paid:

	Three months ended	Year ended	Three months ended
(dollars in thousands)	March 31, 2022	December 31, 2021	March 31, 2021
Average daily amount of borrowings outstanding during the period	$297,820	$11,343	$17,444
Weighted average interest rate on average daily borrowing	0.25%	0.33%	0.43%
Maximum outstanding borrowings at any month-end	$307,756	$15,338	$15,338
Borrowing outstanding at period end	$7,708	$7,958	$12,858
Weighted average interest rate on borrowing at period end	0.86%	0.91%	0.91%

Lines of credit and other borrowings.

We maintain a $7.5 million line of credit with another commercial bank, which was entered into on May 15, 2021. There were no outstanding balances on this note at March 31, 2022. Any future borrowings will required monthly payments of interest at a variable rate, and will be due in full on May 15, 2022.

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

Securities available for sale consist of obligations of states and political subdivision, mortgage-backed securities, and corporate notes. Securities classified as available for sale, which management has the intent and ability to hold for an indefinite period of time, but not necessarily to maturity, are carried at fair value, with unrealized gains and losses, net of related deferred income taxes, included in stockholders’ equity as a separate component of other comprehensive income. The fair value of securities available for sale totaled $297.1 million and included gross unrealized gains of $1.6 million and gross unrealized losses of $7.9 at March 31, 2022. At December 31, 2021, the fair value of securities available for sale totaled $212.7 million and included gross unrealized gains of $5.6 million and gross unrealized losses of $0.7 million.

Securities classified as held to maturity consist of obligations of states and political subdivisions. These securities, which management has the intent and ability to hold to maturity, are reported at amortized cost. Securities held to maturity totaled $5.9 million at March 31, 2022 and December 31, 2021, respectively.

The Company had no sales of securities during the three months ended March 31, 2022 or March 31, 2021.

The following tables set forth the composition and maturities of investment securities as of March 31, 2022 and December 31, 2021. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

			After One, But		After Five, But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
At March 31, 2022	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)

	(dollars in thousands)
Available for sale securities
U.S. Treasury securities	$99,990	1.1%	$5,006	1.1%	$44,580	1.4%	$—	0.0%	$149,576	1.2%
Obligations of U.S. Government sponsored agencies	302	0.2%	—	0.0%	12,857	1.4%	12,239	1.8%	25,398	1.6%
Obligations of states and political subdivisions	—	0.0%	4,350	3.7%	16,489	3.4%	60,334	3.0%	81,173	3.1%
Mortgage-backed securities	160	1.7%	10,363	2.5%	10,014	3.1%	4,568	2.5%	25,105	2.7%
Corporate notes	—	0.0%	4,975	3.3%	14,277	3.6%	1,328	4.9%	20,580	3.6%
Certificates of deposit	500	0.9%	1,020	1.2%	—	0.0%	—	0.0%	1,520	1.1%
Total available for sale securities	$100,952	1.1%	$25,714	2.5%	$98,217	2.2%	$78,469	2.8%	$303,352	2.0%
Held to maturity securities
Obligations of states and political subdivisions	$915	2.5%	$3,222	2.5%	$1,704	3.0%	$—	—%	$5,841	2.7%
Total	$101,867	1.1%	$28,936	2.5%	$99,921	2.2%	$78,469	2.8%	$309,193	2.0%

			After One, But		After Five, But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
At December 31, 2021	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)

	(dollars in thousands)
Available for sale securities
U.S. Treasury securities	$—	0.0%	$—	0.0%	$49,574	1.4%	$—	0.0%	49,574	1.4%
Obligations of U.S. Government sponsored agencies	304	0.2%	—	0.0%	12,967	1.4%	13,451	1.8%	26,722	1.6%
Obligations of states and political subdivisions	—	0.0%	4,367	3.7%	14,587	3.4%	64,065	3.1%	83,019	3.2%
Mortgage-backed securities	60	2.6%	10,559	2.5%	10,508	3.0%	5,016	2.5%	26,143	2.7%
Corporate notes	—	0.0%	4,972	3.3%	14,311	3.6%	1,477	5.1%	20,760	3.6%
Certificates of deposit	503	0.9%	1,026	1.2%	—	0.0%	—	0.0%	1,529	1.1%
Total available for sale securities	$867	0.7%	$20,924	2.9%	$101,947	2.1%	$84,009	2.9%	$207,747	2.5%
Held to maturity securities
Obligations of states and political subdivisions	$715	2.3%	$3,492	2.6%	$1,704	3.0%	$—	0.0%	$5,911	2.7%
Total	$1,582	1.5%	$24,416	2.8%	$103,651	2.1%	$84,009	2.9%	$213,658	2.5%
(1)	Weighted Average Yield is shown on a fully taxable equivalent basis using a federal tax rate of 21% at March 31, 2022 and December 31, 2021, respectively.

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

As of March 31, 2022, 117 debt securities had gross unrealized losses, with an aggregate depreciation of 3.2% from our amortized cost basis. The largest unrealized loss percentage of any single security was 12.3% (or $0.3 million) of its amortized cost. The largest unrealized dollar loss of any security was $0.6 million (or 6.0%).

As of December 31, 2021, 26 debt securities had gross unrealized losses, with an aggregate depreciation of 0.98% from our amortized cost basis. The largest unrealized loss percentage of any single security was 5.31% (or $0.3 million) of its amortized cost. This was also the largest unrealized dollar loss of any single security.

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

Capital Adequacy. Total stockholders’ equity was $318.3 million at March 31, 2022 compared to $322.7 million at December 31, 2021.

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

Federal banking regulators have issued risk-based capital guidelines, which assign risk factors to asset categories and off-balance-sheet items. The following table reflects capital ratios computed utilizing the implemented Basel III regulatory capital framework discussed above:

					Minimum Capital Required		Minimum To Be Well-
			Minimum Capital		for Capital Adequacy Plus		Capitalized Under prompt
			Required for Capital		Capital Conservation Buffer		corrective Action
	Actual		Adequacy		Basel III Phase-In Schedule		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
At March 31, 2022
Bank First Corporation:
Total capital (to risk-weighted assets)	$303,043	12.2%	N/A	N/A	N/A	N/A	N/A	N/A
Tier I capital (to risk-weighted assets)	263,794	10.6%	N/A	N/A	N/A	N/A	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	263,794	10.6%	N/A	N/A	N/A	N/A	N/A	N/A
Tier I capital (to average assets)	263,794	8.4%	N/A	N/A	N/A	N/A	N/A	N/A
Bank First, N.A:
Total capital (to risk-weighted assets)	$296,778	11.9%	198,822	8.0%	260,953	10.5%	248,527	10.0%
Tier I capital (to risk-weighted assets)	275,029	11.1%	149,116	6.0%	211,248	8.5%	198,822	8.0%
Common equity tier I capital (to risk-weighted assets)	275,029	11.1%	111,837	4.5%	173,969	7.0%	161,542	6.5%
Tier I capital (to average assets)	275,029	8.7%	126,004	4.0%	126,004	4.0%	157,505	5.0%
At December 31, 2021
Bank First Corporation:
Total capital (to risk-weighted assets)	$297,467	12.4%	N/A	N/A	N/A	N/A	N/A	N/A
Tier I capital (to risk-weighted assets)	259,652	10.9%	N/A	N/A	N/A	N/A	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	259,652	10.9%	N/A	N/A	N/A	N/A	N/A	N/A
Tier I capital (to average assets)	259,652	9.3%	N/A	N/A	N/A	N/A	N/A	N/A
Bank First, N.A:
Total capital (to risk-weighted assets)	$291,994	12.2%	191,339	8.0%	251,133	10.50%	239,174	10.0%
Tier I capital (to risk-weighted assets)	271,679	11.4%	143,505	6.0%	203,298	8.50%	191,339	8.0%
Common equity tier I capital (to risk-weighted assets)	271,679	11.4%	107,628	4.5%	167,422	7.00%	155,463	6.5%
Tier I capital (to average assets)	271,679	9.7%	111,825	4.0%	111,825	4.00%	139,781	5.0%

As previously mentioned, the Company carried $17.5 million of subordinated debt as of March 31, 2022 and December 31, 2021, respectively, which is included in total capital for the Company in the tables above.

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

Loan commitments and standby and direct pay letters of credit do not necessarily represent our future cash requirements because while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. Our off-balance sheet arrangements at the dates indicated were as follows:

	Amounts of Commitments Expiring - By Period as of March 31, 2022
		Less Than One	One to Three	Three to Five
Other Commitments	Total	Year	Years	Years	After Five Years

	(dollars in thousands)
Unused lines of credit	$485,173	$218,828	$68,931	$56,472	$140,942
Standby and direct pay letters of credit	9,706	7,267	1,963	473	3
Credit card arrangements	10,561	—	—	—	10,561
Total commitments	$505,440	$226,095	$70,894	$56,945	$151,506

	Amounts of Commitments Expiring - By Period as of December 31, 2021
		Less Than	One to	Three to	After Five
Other Commitments	Total	One Year	Three Years	Five Years	Years

	(dollars in thousands)
Unused lines of credit	$502,131	$235,004	$72,240	$54,594	$140,293
Standby and direct pay letters of credit	9,062	7,172	1,414	473	3
Credit card arrangements	10,916	—	—	—	10,916
Total commitments	$522,109	$242,176	$73,654	$55,067	$151,212

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

This simulation assumes that there is no growth in interest-earning assets or interest-bearing liabilities over the next 12 months. The changes to net interest income shown below are in compliance with the Company’s policy guidelines. As of March 31, 2022:

Change in Interest Rates	Percentage Change in
(in Basis Points)	Net Interest Income
+400	2.6%
+300	2.5%
+200	2.2%
+100	1.5%
-100	(2.7)%

As of December 31, 2021:

Change in Interest Rates	Percentage Change in
(in Basis Points)	Net Interest Income
+400	9.3%
+300	7.6%
+200	6.2%
+100	3.6%
-100	(4.3)%

Economic Value of Equity Analysis. We also analyze the sensitivity of the Company’s financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between estimated changes in the present value of the Company’s assets and estimated changes in the present value of the Company’s liabilities assuming various changes in current interest rates. The Company’s economic value of equity analysis as of March 31, 2022 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Company would experience a 4.3% increase in the economic value of equity. At the same date, our analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, the Company would experience a 6.7% decrease in the economic value of equity. The estimates of changes in the economic value of our equity require us to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on the economic value of our equity. Although our economic value of equity analysis provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of our equity and will differ from actual results.

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

Changes in Internal Control Over Financial Reporting

No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

We are a party to various litigation in the normal course of business. Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on our financial position, results of operations or liquidity.

ITEM 1A.     RISK FACTORS

Additional information regarding risk factors appears in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements” of this Form 10-Q and in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes during the quarterly period ended March 31, 2022 to the risk factors previously disclosed in the Company’s Annual Report.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.
(b)	None.
(c)	Issuer Purchases of Equity Securities

On April 20, 2021, the Company reactivated its share repurchase program, pursuant to which the Company may repurchase up to $12 million of its common stock, par value $0.01 per share, for a period of one (1) year, ending on April 19, 2022. The program was announced in a Current Report on Form 8-K on April 20, 2021. The table below sets forth information regarding repurchases of our common stock during the first quarter of 2022 under that program as well as pursuant to the 2020 Equity Plan and other repurchases.

				Total Number	Maximum Number
				of Shares Repurchased as	of Shares
				Part of	that May Yet Be
	Total Number of Shares		Average Price Paid per	Publicly Announced	Purchased Under the
(in thousands, except per share data)	Repurchased		Share(1)	Plans or Programs	Plans or Programs(2)
January 2022	2,551		$70.84	2,551	55,699
February 2022	26,751		70.89	26,751	28,948
March 2022	38,793	(3)	71.09	28,948	0
Total	68,095		$70.94	0	0
(1)	The average price paid per share is calculated on a trade date basis for all open market transactions and excludes commissions and other transaction expenses.
(2)	Based on the closing per share price as of March 31, 2022 ($71.99).
(3)	Includes shares repurchased by the Company from employees in satisfaction of tax withholding obligations.

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

BANK FIRST CORPORATION

DATE:	May 10, 2022	BY:	/s/Kevin M. LeMahieu
Kevin M. LeMahieu
Chief Financial Officer
(Principal Financial and Accounting Officer)