Form 10-Q
period 2022-06-30
Bank First Corp
filed 2022-08-09
CIK 1746109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of August 9, 2022 was 7,461,544 shares.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS:

BANK FIRST CORPORATION

Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$33,179	$29,171
Interest-bearing deposits	10,806	267,689
Cash and cash equivalents	43,985	296,860
Securities held to maturity, at amortized cost ($33,304 and $5,922 fair value at June 30, 2022 and December 31, 2021, respectively)	33,867	5,911
Securities available for sale, at fair value	292,426	212,689
Loans held for sale	742	786
Loans, net	2,364,919	2,215,199
Premises and equipment, net	50,608	49,461
Goodwill	55,357	55,357
Other investments	19,564	9,004
Cash value of life insurance	32,275	31,897
Core deposit intangibles, net	3,448	4,035
Mortgage servicing rights ("MSR")	6,977	5,016
Other real estate owned (“OREO”)	—	150
Investment in minority-owned subsidiaries	43,700	42,935
Other assets	13,159	8,252
TOTAL ASSETS	$2,961,027	$2,937,552
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Interest-bearing deposits	$1,781,609	$1,728,504
Noninterest-bearing deposits	819,868	799,936
Total deposits	2,601,477	2,528,440
Securities sold under repurchase agreements	16,125	41,122
Notes payable	1,735	8,011
Subordinated notes	17,500	17,500
Other liabilities	10,028	19,826
Total liabilities	2,646,865	2,614,899
Stockholders’ equity:
Serial preferred stock - $0.01 par value
Authorized - 5,000,000 shares	—	—
Common stock - $0.01 par value
Authorized - 20,000,000 shares
Issued - 8,478,383 shares as of June 30, 2022 and December 31, 2021
Outstanding - 7,470,255 and 7,616,540 shares as of June 30, 2022 and December 31, 2021, respectively	85	85
Additional paid-in capital	92,613	93,149
Retained earnings	276,630	258,104
Treasury stock, at cost - 1,008,128 and 861,843 shares as of June 30, 2022 and December 31, 2021, respectively	(43,135)	(32,294)
Accumulated other comprehensive income (loss)	(12,031)	3,609
Total stockholders’ equity	314,162	322,653
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,961,027	$2,937,552

See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statements of Income

(In thousands, except per share data) (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Interest income:
Loans, including fees	$23,472	$22,932	$45,778	$46,208
Securities:
Taxable	1,388	559	2,676	1,214
Tax-exempt	437	465	886	937
Other	523	47	700	86
Total interest income	25,820	24,003	50,040	48,445
Interest expense:
Deposits	1,741	1,987	3,302	4,137
Securities sold under repurchase agreements	2	2	5	5
Borrowed funds	597	200	963	386
Total interest expense	2,340	2,189	4,270	4,528
Net interest income	23,480	21,814	45,770	43,917
Provision for loan losses	500	950	1,700	1,850
Net interest income after provision for loan losses	22,980	20,864	44,070	42,067
Noninterest income:
Service charges	1,441	1,596	2,863	3,063
Income from Ansay and Associates, LLC (“Ansay”)	819	723	1,645	1,448
Income from UFS, LLC (“UFS”)	563	663	1,268	1,029
Loan servicing income	2,106	1,178	3,168	1,683
Net gain on sales of mortgage loans	403	2,187	1,074	4,998
Net gain (loss) on sales and valuations of OREO	(25)	73	146	206
Other	244	227	621	563
Total noninterest income	5,551	6,647	10,785	12,990
Noninterest expense:
Salaries, commissions, and employee benefits	7,006	7,121	14,181	14,212
Occupancy	1,214	968	2,329	2,178
Data processing	1,431	1,358	2,776	2,751
Postage, stationery, and supplies	144	131	327	328
Advertising	55	53	144	102
Charitable contributions	235	152	403	278
Outside service fees	1,386	804	2,558	1,559
Amortization of intangibles	294	351	587	702
Other	1,454	1,356	2,645	2,542
Total noninterest expense	13,219	12,294	25,950	24,652
Income before provision for income taxes	15,312	15,217	28,905	30,405
Provision for income taxes	3,658	3,669	7,068	7,343
Net Income	$11,654	$11,548	$21,837	$23,062
Earnings per share - basic	$1.55	$1.50	$2.89	$2.99
Earnings per share - diluted	$1.55	$1.50	$2.89	$2.99
Dividends per share	$0.22	$0.21	$0.44	$0.42

See accompanying notes to unaudited consolidated financial statements

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statements of Comprehensive Income

(In thousands) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Net Income	$11,654	$11,548	$21,837	$23,062
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities:
Unrealized holding gains (losses) arising during period	(10,193)	721	(21,424)	(971)
Amortization of unrealized holding gains on securities transferred from available for sale to held to maturity	—	—	(1)	(1)
Income tax (expense) benefit	2,752	(195)	5,785	262
Total other comprehensive income (loss)	(7,441)	526	(15,640)	(710)
Comprehensive income	$4,213	$12,074	$6,197	$22,352

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statement of Stockholders’ Equity

(In thousands, except share and per share data) (Unaudited)

						Accumulated
	Serial		Additional			Other	Total
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive	Stockholders'
	Stock	Stock	Capital	Earnings	Stock	Income (loss)	Equity

Balance at January 1, 2021	$—	$85	$92,847	$221,393	$(25,227)	$5,759	$294,857
Net income	—	—	—	11,514	—	—	11,514
Other comprehensive loss	—	—	—	—	—	(1,236)	(1,236)
Purchase of treasury stock	—	—	—	—	(402)	—	(402)
Sale of treasury stock	—	—	—	—	23	—	23
Cash dividends ($0.21 per share)	—	—	—	(1,618)	—	—	(1,618)
Amortization of stock-based compensation	—	—	304	—	—	—	304
Vesting of restricted stock awards	—	—	(1,046)	—	1,046	—	—

Balance at March 31, 2021	—	85	92,105	231,289	(24,560)	4,523	303,442
Net income	—	—	—	11,548	—	—	11,548
Other comprehensive income	—	—	—	—	—	526	526
Purchase of treasury stock	—	—	—	—	(2,858)	—	(2,858)
Sale of treasury stock	—	—	—	—	21	—	21
Cash dividends ($0.21 per share)	—	—	—	(1,615)	—	—	(1,615)
Amortization of stock-based compensation	—	—	366	—	—	—	366
Vesting of restricted stock awards	—	—	(45)	—	45	—	—

Balance at June 30, 2021	$—	$85	$92,426	$241,222	$(27,352)	$5,049	$311,430

Balance at January 1, 2022	$—	$85	$93,149	258,104	(32,294)	3,609	$322,653
Net income	—	—	—	10,183	—	—	10,183
Other comprehensive loss	—	—	—	—	—	(8,199)	(8,199)
Purchase of treasury stock	—	—	—	—	(5,018)	—	(5,018)
Sale of treasury stock	—	—	—	—	37	—	37
Cash dividends ($0.22 per share)	—	—	—	(1,673)	—	—	(1,673)
Amortization of stock-based compensation	—	—	320	—	—	—	320
Vesting of restricted stock awards	—	—	(1,303)	—	1,303	—	—

Balance at March 31, 2022	—	85	92,166	266,614	(35,972)	(4,590)	318,303
Net income	—	—	—	11,654	—	—	11,654
Other comprehensive loss	—	—	—	—	—	(7,441)	(7,441)
Purchase of treasury stock	—	—	—	—	(7,186)	—	(7,186)
Sale of treasury stock	—	—	—	—	23	—	23
Cash dividends ($0.22 per share)	—	—	—	(1,638)	—	—	(1,638)
Amortization of stock-based compensation	—	—	447	—	—	—	447

Balance at June 30, 2022	$—	$85	$92,613	$276,630	$(43,135)	$(12,031)	$314,162

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Six Months Ended June 30,
	2022	2021

Cash flows from operating activities:
Net income	$21,837	$23,062
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,700	1,850
Depreciation and amortization of premises and equipment	798	995
Amortization of intangibles	587	702
Net amortization of securities	291	363
Amortization of stock-based compensation	767	670
Accretion of purchase accounting valuations	(566)	(262)
Net change in deferred loan fees and costs	(890)	1,014
Change in fair value of MSR and other investments	(2,137)	361
Gain on sale and disposal of premises and equipment	—	(43)
Gain on sale of OREO and valuation allowance	(146)	(206)
Proceeds from sales of mortgage loans	58,572	174,799
Originations of mortgage loans held for sale	(57,454)	(173,088)
Gain on sales of mortgage loans	(1,074)	(4,998)
Undistributed income of UFS joint venture	(1,268)	(1,029)
Undistributed income of Ansay joint venture	(1,645)	(1,448)
Net earnings on life insurance	(378)	(383)
Decrease in other assets	877	1,632
Decrease in other liabilities	(9,798)	(12,353)
Net cash provided by operating activities	10,073	11,638
Cash flows from investing activities, net of effects of business combination:
Activity in securities available for sale and held to maturity:
Sales	—	8,990
Maturities, prepayments, and calls	7,891	20,545
Purchases	(137,299)	(18,892)
Net increase in loans	(150,307)	(34,607)
Dividends received from UFS	1,239	1,256
Dividends received from Ansay	909	912
Proceeds from sale of OREO	320	1,877
Proceeds from sales of other investments	13	—
Net purchases of Federal Home Loan Bank (“FHLB”) stock	(10,397)	—
Proceeds from sale of premises and equipment	—	548
Purchases of premises and equipment	(1,945)	(1,824)
Net cash used in investing activities	(289,576)	(21,195)

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statements of Cash Flows (Continued)

(In thousands) (Unaudited)

	Six Months Ended June 30,
	2022	2021

Cash flows from financing activities, net of effects of business combination:
Net increase in deposits	$73,330	$125,786
Net decrease in securities sold under repurchase agreements	(24,997)	(14,698)
Proceeds from advances of notes payable	3,021,000	5,000
Repayment of notes payable	(3,027,250)	(19,230)
Dividends paid	(3,311)	(3,233)
Proceeds from sales of common stock	98	44
Repurchase of common stock	(12,242)	(3,260)
Net cash provided by financing activities	26,628	90,409
Net increase (decrease) in cash and cash equivalents	(252,875)	80,852
Cash and cash equivalents at beginning of period	296,860	170,219
Cash and cash equivalents at end of period	$43,985	$251,071

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,299	$4,888
Income taxes	6,335	8,260
Supplemental schedule of noncash activities:
MSR resulting from sale of loans	269	1,072
Amortization of unrealized holding gains on securities transferred from available for sale to held to maturity recognized in other comprehensive income, net of tax	(1)	(81)
Change in unrealized gains and losses on investment securities available for sale, net of tax	(15,639)	(709)

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

Critical Accounting Policies and Estimates

Preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, the allowance for loan losses (“ALL”), valuation of loans in acquisition transactions, valuation of mortgae servicing rights, useful lives for depreciation and amortization, fair value of financial instruments, other-than-temporary impairment calculations, valuation of deferred tax assets, uncertain income tax positions and contingencies. Estimates that are particularly susceptible to significant change for the Company include the determination of the ALL, the determination of the valuation of mortgage servicing rights, the determination and assessment of deferred tax assets and liabilities, and the valuation of loans acquired in acquisition transactions; therefore, these are critical accounting policies. Factors that may cause sensitivity to the aforementioned estimates include but are not limited to: external market factors such as market interest rates and employment rates, changes to operating policies and procedures, changes in applicable banking or tax regulations, and changes to deferred tax estimates. Actual results may ultimately differ from estimates, although management does not generally believe such differences would materially affect the consolidated financial statements in any individual reporting period presented.

There have been no material changes or developments with respect to the assumptions or methodologies that the Company uses when applying what management believes are critical accounting policies and developing critical accounting estimates as previously disclosed in the Company’s Annual Report.

Recently Issued Not Yet Effective Accounting Standards

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” Certain aspects of this ASU were updated in November 2018 by the issuance of ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses”. The main objective of the ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in the ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. During 2019 FASB issued ASU 2019-10 which delayed the effective date of ASU 2016-13 for smaller, publicly traded companies, until interim and annual periods beginning after December 15, 2022. This delay applies to the Company as it was classified as a “Smaller reporting company”

as defined in Rule 12b-2 of the Exchange Act as of the date ASU 2019-10 was enacted. During the first half of 2019 the Company engaged a third-party partner to assist it in implementation of this standard. Over the last three years significant progress has been made working through the assumptions, drivers, documentation and other mechanics for the calculation of the Company’s ALL under ASU 2016-13. Throughout this process, Management has evaluated the impact of this update. Management has begun running a calculation of its allowance under ASU 2016-13 parallel to its current modeling to assess the functioning of the ASU 2016-13 model while also documenting the controls that will be in place around the process when the Company implements this standard. While the general expectation in the banking industry is that the implementation of this standard will result in higher required balances within the ALL, it is not anticipated to have a significant impact on the Company’s overall ALL balances.

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

NOTE 2 – ACQUISITIONS

On January 18, 2022, the Company entered into an Agreement and Plan of Merger with Denmark Bancshares, Inc. (“Denmark”), a Wisconsin Corporation, under which Denmark will merge with and into the Company and Denmark’s banking subsidiary, Denmark State Bank, will merge with and into the Bank. The transaction is expected to close during the third quarter of 2022. The Company has secured all required approvals by the shareholders of both institutions and regulatory agencies. Merger consideration will consist of up to 20% cash and no less than 80% common stock of the Company, and will total approximately $119 million, subject to the fair market value of the Company’s common stock on the date of closing. Based on results as of June 30, 2022, the combined company would have total assets of approximately $3.64 billion, loans of approximately $2.85 billion and deposits of approximately $3.21 billion.

On July 25, 2022, the Company entered into an Agreement and Plan of Merger with Hometown Bancorp, Ltd. (“Hometown”), a Wisconsin Corporation, under which Hometown will merge with and into the Company and Hometown’s banking subsidiary, Hometown Bank, will merge with and into the Bank. The transaction is expected to close during the first quarter of 2023 and is subject to, among other items, approval by the shareholders of Hometown and regulatory agencies. Merger consideration will consist of up to 30% cash and no less than 70% common stock of the Company, and will total approximately $124 million, subject to the fair market value of the Company’s common stock on the date of closing. Based on results as of June 30, 2022, and inclusive of projected balances to be acquired from the proposed acquisition of Denmark, the combined company would have total assets of approximately $4.27 billion, loans of approximately $3.27 billion and deposits of approximately $3.75 billion.

For more information concerning the Company’s acquisitions, see “Note 2 – Acquisition” in the Company’s audited consolidated financial statements included in the Company’s Annual Report.

NOTE 3 – EARNINGS PER SHARE

The two-class method is used in the calculation of basic and diluted earnings per share. Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. There were no anti-dilutive stock options for the six months ended June 30, 2022 or 2021.

The following table presents the factors used in the earnings per share computations for the period indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic
Net income available to common shareholders	$11,654	$11,548	$21,837	$23,062
Less: Earnings allocated to participating securities	(93)	(92)	(172)	(178)
Net income allocated to common shareholders	$11,561	$11,456	$21,665	$22,884

Weighted average common shares outstanding including participating securities	7,516,892	7,713,718	7,557,909	7,715,064
Less: Participating securities (1)	(59,449)	(60,401)	(59,170)	(59,326)
Average shares	7,457,443	7,653,317	7,498,739	7,655,738

Basic earnings per common shares	$1.55	$1.50	$2.89	$2.99

Diluted
Net income available to common shareholders	$11,654	$11,548	$21,837	$23,062

Weighted average common shares outstanding for basic earnings per common share	7,457,443	7,653,317	7,498,739	7,655,738
Add: Dilutive effects of stock based compensation awards	15,118	15,423	19,027	19,254
Average shares and dilutive potential common shares	7,472,561	7,668,740	7,517,766	7,674,992
Diluted earnings per common share	$1.55	$1.50	$2.89	$2.99
(1)	Participating securities are restricted stock awards whereby the stock certificates have been issued, are included in outstanding shares, receive dividends and can be voted, but have not vested.

NOTE 4 – SECURITIES

The following is a summary of available for sale securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
June 30, 2022
U.S. Treasury securities	$149,589	$—	$(6,681)	$142,908
Obligations of U.S. Government sponsored agencies	25,151	—	(2,494)	22,657
Obligations of states and political subdivisions	80,813	246	(6,313)	74,746
Mortgage-backed securities	31,288	3	(758)	30,533
Corporate notes	20,555	387	(843)	20,099
Certificates of deposit	1,512	—	(29)	1,483
Total available for sale securities	$308,908	$636	$(17,118)	$292,426

December 31, 2021
U.S. Treasury securities	$49,574	$121	$(193)	$49,502
Obligations of U.S. Government sponsored agencies	26,722	165	(341)	26,546
Obligations of states and political subdivisions	83,019	3,786	(67)	86,738
Mortgage-backed securities	26,143	1,117	(1)	27,259
Corporate notes	20,760	436	(94)	21,102
Certificates of deposit	1,529	13	—	1,542
Total available for sale securities	$207,747	$5,638	$(696)	$212,689

The following is a summary of held to maturity securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
June 30, 2022
U.S. Treasury securities	$28,671	$—	$(564)	$28,107
Obligations of states and political subdivisions	5,196	1	—	5,197
Total held to maturity securities	$33,867	$1	$(564)	$33,304
December 31, 2021
Obligations of states and political subdivisions	$5,911	$11	$—	$5,922

The following table shows the fair value and gross unrealized losses of securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		Greater Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

June 30, 2022 - Available for Sale
U.S. Treasury securities	$142,908	$(6,681)	$—	$—	$142,908	$(6,681)
Obligations of U.S. Government sponsored agencies	18,739	(1,692)	3,918	(802)	22,657	(2,494)
Obligations of states and political subdivisions	53,679	(6,313)	—	—	53,679	(6,313)
Mortgage-backed securities	30,068	(758)	—	—	30,068	(758)
Corporate notes	13,399	(843)	—	—	13,399	(843)
Certificate of Deposits	1,483	(29)	—	—	1,483	(29)
Totals	$260,276	$(16,316)	$3,918	$(802)	$264,194	$(17,118)

June 30, 2022 - Held to Maturity
U.S. Treasury securities	$28,107	$(564)	$—	$—	$28,107	$(564)

December 31, 2021 - Available for Sale
U.S. Treasury securities	$34,746	$(193)	$—	$—	$34,746	$(193)
Obligations of U.S. Government sponsored agencies	13,185	(86)	4,558	(255)	17,743	(341)
Obligations of states and political subdivisions	8,624	(67)	—	—	8,624	(67)
Mortgage-backed securities	254	(1)	—	—	254	(1)
Corporate notes	8,973	(94)	—	—	8,973	(94)
Totals	$65,782	$(441)	$4,558	$(255)	$70,340	$(696)

As of June 30, 2022, the Company does not consider its securities with unrealized losses to be other-than-temporarily impaired, as the unrealized losses in each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. The Company has the intent and ability to hold its securities to maturity or until par is recovered. There were no other-than-temporary impairments charged to earnings during the six months ended June 30, 2022 or 2021.

The following is a summary of amortized cost and estimated fair value of securities by contractual maturity as of June 30, 2022. Contractual maturities will differ from expected maturities for mortgage-backed securities because borrowers may have the right to call or prepay obligations without penalties.

	Available for Sale		Held to Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$100,978	$99,908	$1,044	$1,044
Due after one year through 5 years	14,961	14,895	31,952	31,389
Due after 5 years through ten years	88,548	81,416	871	871
Due after 10 years	73,133	65,674	—	—
Subtotal	277,620	261,893	33,867	33,304
Mortgage-backed securities	31,288	30,533	—	—
Total	$308,908	$292,426	$33,867	$33,304

There were no realized gains or losses on sales of securities available for sale or held to maturity for the six months ended June 30, 2022 or 2021.

NOTE 5 – LOANS, ALLOWANCE FOR LOAN LOSSES, AND CREDIT QUALITY

The following table presents total loans by portfolio segment and class of loan as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
Commercial/industrial	$394,999	$367,284
Commercial real estate - owner occupied	589,018	574,960
Commercial real estate - non-owner occupied	575,106	537,077
Construction and development	158,742	132,675
Residential 1‑4 family	616,609	571,749
Consumer	35,365	31,992
Other	18,601	21,489
Subtotals	2,388,440	2,237,226
ALL	(22,699)	(20,315)
Loans, net of ALL	2,365,741	2,216,911
Deferred loan fees and costs	(822)	(1,712)
Loans, net	$2,364,919	$2,215,199

A summary of the activity in the ALL by loan type as of June 30, 2022 and 2021 is summarized as follows:

		Commercial	Commercial
		Real Estate -	Real Estate -	Construction
	Commercial /	Owner	Non - Owner	and	Residential
	Industrial	Occupied	Occupied	Development	1-4 Family	Consumer	Other	Total
ALL - January 1, 2022	$3,699	$5,633	$5,151	$984	$4,445	$224	$179	$20,315
Charge-offs	—	—	—	—	(39)	—	(18)	(57)
Recoveries	454	74	3	152	5	—	53	741
Provision	182	706	261	46	555	24	(74)	1,700
ALL - June 30, 2022	4,335	6,413	5,415	1,182	4,966	248	140	22,699
ALL ending balance individually evaluated for impairment	150	—	794	—	—	—	—	944
ALL ending balance collectively evaluated for impairment	$4,185	$6,413	$4,621	$1,182	$4,966	$248	$140	$21,755
Loans outstanding - June 30, 2022	$394,999	$589,018	$575,106	$158,742	$616,609	$35,365	$18,601	$2,388,440
Loans ending balance individually evaluated for impairment	694	2,578	1,417	—	218	—	—	4,907
Loans ending balance collectively evaluated for impairment	$394,305	$586,440	$573,689	$158,742	$616,391	$35,365	$18,601	$2,383,533

		Commercial	Commercial
		Real Estate -	Real Estate -	Construction
	Commercial /	Owner	Non - Owner	and	Residential
	Industrial	Occupied	Occupied	Development	1-4 Family	Consumer	Other	Total
ALL - January 1, 2021	$2,049	$6,108	$3,904	$1,027	$3,960	$201	$409	$17,658
Charge-offs	—	(24)	—	—	—	—	(13)	(37)
Recoveries	27	—	5	33	8	1	2	76
Provision	734	609	213	4	370	33	(113)	1,850
ALL - June 30, 2021	2,810	6,693	4,122	1,064	4,338	235	285	19,547
ALL ending balance individually evaluated for impairment	2	—	452	—	—	—	—	454
ALL ending balance collectively evaluated for impairment	$2,808	$6,693	$3,670	$1,064	$4,338	$235	$285	$19,093
Loans outstanding - June 30, 2021	$408,341	$559,886	$482,850	$140,694	$572,233	$33,399	$32,402	$2,229,805
Loans ending balance individually evaluated for impairment	1,172	1,077	6,819	—	—	—	—	9,068
Loans ending balance collectively evaluated for impairment	$407,169	$558,809	$476,031	$140,694	$572,233	$33,399	$32,402	$2,220,737

The Company’s past due loans as of June 30, 2022 is summarized as follows:

		90 Days
	30-89 Days	or more
	Past Due	Past Due
	Accruing	and Accruing	Non-Accrual	Total
Commercial/industrial	$21	$737	$221	$979
Commercial real estate - owner occupied	1,308	—	3,667	4,975
Commercial real estate - non-owner occupied	64	—	—	64
Construction and development	—	—	18	18
Residential 1‑4 family	567	420	418	1,405
Consumer	10	5	24	39
Other	—	—	—	—
	$1,970	$1,162	$4,348	$7,480

The Company’s past due loans as of December 31, 2021 is summarized as follows:

		90 Days
	30-89 Days	or more
	Past Due	Past Due
	Accruing	and Accruing	Non-Accrual	Total
Commercial/industrial	$12	$738	$247	$997
Commercial real estate - owner occupied	—	—	5,884	5,884
Commercial real estate - non-owner occupied	65	—	650	715
Construction and development	—	—	19	19
Residential 1‑4 family	2,002	245	439	2,686
Consumer	2	16	2	20
Other	—	—	—	—
	$2,081	$999	$7,241	$10,321

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

The breakdown of loans by risk rating as of June 30, 2022 is as follows:

	Pass (1-5)	6	7	8	Total
Commercial/industrial	$377,444	$866	$16,689	$—	$394,999
Commercial real estate - owner occupied	552,478	6,906	29,634	—	589,018
Commercial real estate - non-owner occupied	570,824	—	4,282	—	575,106
Construction and development	157,557	—	1,185	—	158,742
Residential 1‑4 family	614,212	—	2,397	—	616,609
Consumer	35,363	—	2	—	35,365
Other	18,601	—	—	—	18,601
	$2,326,479	$7,772	$54,189	$—	$2,388,440

The breakdown of loans by risk rating as of December 31, 2021 is as follows:

	Pass (1-5)	6	7	8	Total
Commercial/industrial	$355,469	$—	$11,815	$—	$367,284
Commercial real estate - owner occupied	551,801	—	23,159	—	574,960
Commercial real estate - non-owner occupied	532,077	—	5,000	—	537,077
Construction and development	131,429	—	1,246	—	132,675
Residential 1‑4 family	570,022	83	1,644	—	571,749
Consumer	31,988	—	4	—	31,992
Other	21,489	—	—	—	21,489
	$2,194,275	$83	$42,868	$—	$2,237,226

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

A summary of impaired loans individually evaluated as of June 30, 2022 is as follows:

		Commercial	Commercial
		Real Estate -	Real Estate -	Construction
	Commercial/	Owner	Non - Owner	and	Residential
	Industrial	Occupied	Occupied	Development	1-4 Family	Consumer	Other	Total
With an allowance recorded:
Recorded investment	$352	$—	$1,305	$—	$—	$—	$—	$1,657
Unpaid principal balance	352	—	1,305	—	—	—	—	1,657
Related allowance	150	—	794	—	—	—	—	944

With no related allowance recorded:
Recorded investment	$342	$2,578	$112	$—	$218	$—	$—	$3,250
Unpaid principal balance	342	2,578	112	—	218	—	—	3,250
Related allowance	—	—	—	—	—	—	—	—

Total:
Recorded investment	$694	$2,578	$1,417	$—	$218	$—	$—	$4,907
Unpaid principal balance	694	2,578	1,417	—	218	—	—	4,907
Related allowance	150	—	794	—	—	—	—	944

Average recorded investment	$567	$3,772	$1,468	$—	$245	$—	$—	$6,052

A summary of impaired loans individually evaluated as of December 31, 2021 is as follows:

		Commercial	Commercial
		Real Estate -	Real Estate -	Construction
	Commercial/	Owner	Non - Owner	and	Residential
	Industrial	Occupied	Occupied	Development	1‑4 Family	Consumer	Other	Total
With an allowance recorded:
Recorded investment	$357	$—	$1,406	$—	$—	$—	$—	$1,763
Unpaid principal balance	357	—	1,406	—	—	—	—	1,763
Related allowance	70	—	894	—	—	—	—	964

With no related allowance recorded:
Recorded investment	$82	$4,966	$113	$—	$273	$—	$—	$5,434
Unpaid principal balance	82	4,966	113	—	273	—	—	5,434
Related allowance	—	—	—	—	—	—	—	—

Total:
Recorded investment	$439	$4,966	$1,519	$—	$273	$—	$—	$7,197
Unpaid principal balance	439	4,966	1,519	—	273	—	—	7,197
Related allowance	70	—	894	—	—	—	—	964

Average recorded investment	$459	$3,069	$5,098	$—	$267	$—	$—	$8,893

Interest recognized while these loans were impaired is considered immaterial to the consolidated financial statements for the six months ended June 30, 2022 and 2021.

The following table presents loans acquired with deteriorated credit quality as of June 30, 2022 and December 31, 2021. No loans in this table had a related allowance at either date, and therefore, the below disclosures were not expanded to include loans with and without a related allowance.

	June 30, 2022		December 31, 2021
		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal
	Investment	Balance	Investment	Balance
Commercial & Industrial	$545	$626	$596	$685
Commercial real estate - owner occupied	1,846	2,065	2,664	3,146
Commercial real estate - non-owner occupied	365	399	1,018	1,150
Construction and development	—	—	—	—
Residential 1‑4 family	839	1,081	863	1,124
Consumer	—	—	—	—
Other	—	—	—	—
	$3,595	$4,171	$5,141	$6,105

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

The following table represents the change in the accretable and non-accretable components of discounts on loans acquired with deteriorated credit quality for the six months ended June 30, 2022, and year ended December 31, 2021:

	June 30, 2022		December 31, 2021
	Accretable	Non-accretable	Accretable	Non-accretable
	discount	discount	discount	discount
Balance at beginning of period	$813	$149	$1,250	$176
Acquired balance, net	—	—	—	—
Reclassifications between accretable and non-accretable	13	(13)	27	(27)
Accretion to loan interest income	(250)	—	(464)	—
Balance at end of period	$576	$136	$813	$149

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

As of June 30, 2022 and December 31, 2021 the Company had negligible specific reserves for TDRs.

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

The Bank had no new TDRs during the six months ended June 30, 2022 or 2021.

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

Following is an analysis of activity in the MSR asset:

	Six Months Ended	Year Ended
	June 30, 2022	December 31, 2021
Fair value at beginning of period	$5,016	$3,726
Servicing asset additions	269	1,862
Loan payments and payoffs	(192)	(1,319)
Changes in valuation inputs and assumptions used in the valuation model	1,884	747
Amount recognized through earnings	1,961	1,290
Fair value at end of period	$6,977	$5,016

Unpaid principal balance of loans serviced for others	$716,717	$705,462
Mortgage servicing rights as a percent of loans serviced for others	0.96	0.71

The primary economic assumptions utilized by the Company in measuring the value of MSRs were constant prepayment speeds of 8.2 months and 13.8 and discount rates of 10.3% as of June 30, 2022 and December 31, 2021.

NOTE 7 – NOTES PAYABLE

From time to time the Company utilizes FHLB advances to fund liquidity. At June 30, 2022 and December, 31, 2021, the Company had outstanding balances borrowed from the FHLB of $1.7 million and $8.0 million, respectively. The advances, rate, and maturities of FHLB advances were as follows:

			June 30,	December 31,
	Maturity	Rate	2022	2021
Fixed rate, fixed term	01/24/2022	2.51%	$—	$250
Fixed rate, fixed term	05/02/2022	2.98%	—	500
Fixed rate, fixed term	05/16/2022	0.00%	—	5,000
Fixed rate, fixed term	06/08/2022	2.92%	—	500
Fixed rate, fixed term	11/21/2022	3.02%	600	600
Fixed rate, fixed term	11/21/2023	3.06%	600	600
Fixed rate, fixed term	04/22/2030	0.00%	508	508
			1,708	7,958
Adjustment due to purchase accounting			27	53
			$1,735	$8,011

Future maturities of borrowings were as follows:

	June 30,	December 31,
	2022	2021
1 year or less	$600	$6,850
1 to 2 years	600	600
2 to 3 years	—	—
3 to 4 years	—	—
4 to 5 years	—	—
Over 5 years	508	508
	$1,708	$7,958

The Company maintains a $7.5 million line of credit with a commercial bank, which was entered into on May 15, 2022. There were no outstanding balances on this note at June 30, 2022 or December 31, 2021. Any future borrowings will require monthly payments of interest at a variable rate, and will be due in full on May 15, 2024.

NOTE 8 – SUBORDINATED NOTES

During September 2017, the Company entered into subordinated note agreements with three separate commercial banks. The Company had outstanding balances of $11.5 million under these agreements as of June 30, 2022 and December 31, 2021. These notes were all issued with 10-year maturities, carry interest at a variable rate payable quarterly, are callable on or after the sixth anniversary of the issuance dates, and qualify for Tier 2 capital for regulatory purposes.

During July 2020, the Company entered into subordinated note agreements with two separate commercial banks. The Company had outstanding balances of $6.0 million under these agreements as of June 30, 2022 and December 31, 2021. These notes were issued with 10-year maturities, carry interest at a fixed rate of 5.0% through June 30, 2025, and at a variable rate thereafter, payable quarterly. These notes are callable on or after January 1, 2026 and qualify for Tier 2 capital for regulatory purposes.

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

Under regulatory guidance for non-advanced approaches institutions, the Bank is required to maintain minimum amounts and ratios of common equity Tier I capital to risk-weighted assets, including an additional conservation buffer determined by banking regulators. As of June 30, 2022 and December 31, 2021, this buffer was 2.5%. As of June 30, 2022 and December 31, 2021, the Bank met all capital adequacy requirements to which they are subject.

Actual and required capital amounts and ratios are presented below at period-end:

							To Be Well
					Minimum Capital		Capitalized Under
			For Capital		Adequacy with		Prompt Corrective
	Actual		Adequacy Purposes		Capital Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2022
Total capital (to risk-weighted assets):
Company	$307,585	11.94%	NA	NA	NA	NA	NA	NA
Bank	$301,206	11.70%	$206,018	8.00%	$270,398	10.50%	$257,522	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$267,387	10.38%	NA	NA	NA	NA	NA	NA
Bank	$278,508	10.81%	$154,513	6.00%	$218,894	8.50%	$206,018	8.00%
Common Equity Tier 1 capital (to risk-weighted assets):
Company	$267,387	10.38%	NA	NA	NA	NA	NA	NA
Bank	$278,508	10.81%	$115,885	4.50%	$180,265	7.00%	$167,389	6.50%
Tier 1 capital (to average assets):
Company	$267,387	8.60%	NA	NA	NA	NA	NA	NA
Bank	$278,508	8.96%	$124,369	4.00%	$124,369	4.00%	$155,461	5.00%
December 31, 2021
Total capital (to risk-weighted assets):
Company	$297,467	12.44%	NA	NA	NA	NA	NA	NA
Bank	$291,994	12.21%	$191,339	8.00%	$251,133	10.50%	$239,174	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$259,652	10.86%	NA	NA	NA	NA	NA	NA
Bank	$271,679	11.36%	$143,505	6.00%	$203,298	8.50%	$191,339	8.00%
Common Equity Tier 1 capital (to risk-weighted assets):
Company	$259,652	10.86%	NA	NA	NA	NA	NA	NA
Bank	$271,679	11.36%	$107,628	4.50%	$167,422	7.00%	$155,463	6.50%
Tier 1 capital (to average assets):
Company	$259,652	9.29%	NA	NA	NA	NA	NA	NA
Bank	$271,679	9.72%	$111,825	4.00%	$111,825	4.00%	$139,781	5.00%

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate-lock commitments). Rate-lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements and for fixed rate commitments also considers the difference between current levels of interest rates and committed rates. The notional amount of rate-lock commitments at June 30, 2022 and December 31, 2021 was approximately $7.8 million and $21.9 million, respectively.

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

The following commitments were outstanding:

	Notional Amount
	June 30, 2022	December 31, 2021

Commitments to extend credit:
Fixed	$80,051	$90,036
Variable	404,533	412,095
Credit card arrangements	15,618	10,916
Letters of credit	10,726	9,062

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

Information regarding the fair value of assets measured at fair value on a recurring basis is as follows:

	Instruments	Markets	Other	Significant
	Measured	for Identical	Observable	Unobservable
	At Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2022
Assets
Securities available for sale
U.S. Treasury securities	$142,908	$—	$142,908	$—
Obligations of U.S. Government sponsored agencies	22,657	—	22,657	—
Obligations of states and political subdivisions	74,746	—	74,746	—
Mortgage-backed securities	30,533	—	30,533	—
Corporate notes	20,099	—	20,099	—
Certificates of deposit	1,483	—	1,483	—
Mortgage servicing rights	6,977	—	6,977	—

December 31, 2021
Assets
Securities available for sale
U.S. Treasury securities	$49,502	$—	$49,502	$—
Obligations of U.S. Government sponsored agencies	26,546	—	26,546	—
Obligations of states and political subdivisions	86,738	—	86,738	—
Mortgage-backed securities	27,259	—	27,259	—
Corporate notes	21,102	—	21,102	—
Certificates of deposit	1,542	—	1,542	—
Mortgage servicing rights	5,016	—	5,016	—

There were no assets measured on a recurring basis using significant unobservable inputs (Level 3) during these periods.

Information regarding the fair value of assets measured at fair value on a non-recurring basis is as follows:

		Quoted Prices
		In Active	Significant
	Assets	Markets	Other	Significant
	Measured	for Identical	Observable	Unobservable
	At Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2022
Impaired Loans, net of impairment reserve	$3,963	$—	$—	$3,963
December 31, 2021
OREO	$150	$—	$—	$150
Impaired Loans, net of impairment reserve	6,233	—	—	6,233
	$6,383	$—	$—	$6,383

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

				Weighted
		Unobservable	Range of	Average
	Valuation Technique	Inputs	Discounts	Discount
As of June 30, 2022
Impaired loans	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 61%	19.2%

As of December 31, 2021
Other real estate owned	Third party appraisals, sales contracts or brokered price options	Collateral discounts and estimated costs to sell	18% - 97%	18.0%
Impaired loans	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 100%	7.4%

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

The carrying value and estimated fair value of financial instruments at June 30, 2022 and December 31, 2021 follows:

	Carrying
June 30, 2022	amount	Level 1	Level 2	Level 3	Total

Financial assets:
Cash and cash equivalents	$43,985	$43,985	$—	$—	$43,985
Securities held to maturity	33,867	—	33,304	—	33,304
Securities available for sale	292,426	—	292,426	—	292,426
Loans held for sale	742	—	—	742	742
Loans, net	2,364,919	—	—	2,310,193	2,310,193
Other investments, at cost	19,564	—	—	19,564	19,564
Mortgage servicing rights	6,977	—	6,977	—	6,977
Cash surrender value of life insurance	32,275	32,275	—	—	32,275

Financial liabilities:
Deposits	$2,601,477	$—	$—	$2,353,298	$2,353,298
Securities sold under repurchase agreements	16,125	—	16,125	—	16,125
Notes payable	1,735	—	1,735	—	1,735
Subordinated notes	17,500	—	17,500	—	17,500

	Carrying
December 31, 2021	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$296,860	$296,860	$—	$—	$296,860
Securities held to maturity	5,911	—	5,922	—	5,922
Securities available for sale	212,689	—	212,689	—	212,689
Loans held for sale	786	—	—	786	786
Loans, net	2,215,199	—	—	2,210,593	2,210,593
Other investments, at cost	9,004	—	—	9,004	9,004
Mortgage servicing rights	5,016	—	5,016	—	5,016
Cash surrender value of life insurance	31,897	31,897	—	—	31,897
Financial liabilities:
Deposits	$2,528,440	$—	$—	$2,457,287	$2,457,287
Securities sold under repurchase agreements	41,122	—	41,122	—	41,122
Notes payable	8,011	—	8,011	—	8,011
Subordinated notes	17,500	—	17,500	—	17,500

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

NOTE 12 – STOCK BASED COMPENSATION

The Company has made restricted share grants pursuant to the Bank First Corporation 2011 Equity Plan and the Bank First Corporation 2020 Equity Plan, which replaced the 2011 Plan. The purpose of the Plan is to provide financial incentives for selected employees and for the non-employee Directors of the Company, thereby promoting the long-term growth and financial success of the Company. The number of shares of Company stock that may be issued pursuant to awards under the 2020 Plan shall not exceed, in the aggregate, 700,000. As of June 30, 2022, 50,867 shares of Company stock have been awarded under the 2020 Plan. Compensation expense for restricted stock is based on the fair value of the awards of Bank First Corporation common stock at the time of grant. The value of restricted stock grants that are expected to vest is amortized into expense over the vesting periods. For the six months ended June 30, 2022 and 2021, compensation expense of $0.8 million and $0.7 million, respectively, was recognized related to restricted stock awards.

As of June 30, 2022, there was $3.0 million of unrecognized compensation cost related to non-vested restricted stock awards granted under the plan. That cost is expected to be recognized over a weighted average period of 2.00 years. The aggregate grant date fair value of restricted stock awards that vested during the six months ended June 30, 2022, was approximately $1.3 million.

	For the year ended		For the year ended
	June 30, 2022		June 30, 2021
		Weighted-		Weighted-
		Average Grant-		Average Grant-
	Shares	Date Fair Value	Shares	Date Fair Value
Restricted Stock
Outstanding at beginning of year	58,611	$61.44	57,175	$53.08
Granted	25,451	69.73	25,416	70.67
Vested	(20,785)	60.52	(21,755)	50.15
Forfeited or cancelled	(4,005)	60.50	(1,105)	62.23
Outstanding at end of year	59,272	$65.85	59,731	$61.46

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

	Six-month period ended
	June 30, 2022	June 30, 2021
Amortization of ROU Assets - Operating Leases	$—	$7
Interest on Lease Liabilities - Operating Leases	43	44
Operating Lease Cost (Cost resulting from lease payments)	43	51
Weighted Average Lease Term (Years) - Operating Leases	31.5	32.42
Weighted Average Discount Rate - Operating Leases	5.50%	5.50%

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liabilities as of June 30, 2022 is as follows:

June 30, 2022
Operating lease payments due:
Within one year	$86
After one but within two years	86
After two but within three years	86
After three but within four years	89
After four years but within five years	94
After five years	3,184
Total undiscounted cash flows	3,625
Discount on cash flows	(2,044)
Total operating lease liabilities	$1,581

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2021, included in our Annual Report and with our unaudited condensed accompanying notes set forth in this Quarterly Report on Form 10-Q for the quarterly period June 30, 2022.

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

On January 18, 2022, the Company entered into an Agreement and Plan of Merger with Denmark, a Wisconsin Corporation, pursuant to which Denmark will merge with and into the Company and Denmark's banking subsidiary, Denmark State Bank, will merge with and into the Bank. The transaction is expected to close during the third quarter of 2022. All required approvals by the shareholders of both institutions and regulatory agencies have been secured. Merger consideration will consist of up to 20% cash and no less than 80% of the common stock of the Company, and will total approximately $119 million, subject to the fair market value of the Company's common stock on the date of closing. Based on results as of June 30, 2022, the combined company would have total assets of approximately $3.64 billion, loans of approximately $2.85 billion, and deposits of approximately $3.21 billion.

On July 25, 2022, the Company entered into an Agreement and Plan of Merger with Hometown, a Wisconsin Corporation, pursuant to which Hometown will merge with and into the Company and Hometown's banking subsidiary, Hometown Bank, will merge with and into the Bank. The transaction is expected to close during the first quarter of 2023 and is subject to, among other items, approval by the shareholders of Hometown and regulatory agencies. Merger consideration will consist of up to 30% cash and no less than 70% of the common stock of the Company, and will total approximately $124 million, subject to the fair market value of the Company's common stock on the date of closing. Based on results as of June 30, 2022, and inclusive of projected balances to be acquired from the proposed acquisition of Denmark, the combined company would have total assets of approximately $4.27 billion, loans of approximately $3.27 billion, and deposits of approximately $3.75 billion.

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

Additional government spending measures and the availability of vaccines improved consumer confidence and demand, and the economy largely reopened in 2021, leading to a reduction in the unemployment rate and accelerated GDP growth. While 2021 saw a recovery in the U.S. economy compared to 2020, uncertainty and market disruptions such as additional coronavirus variants, pandemic-related supply chain issues and labor shortages persist. The economic expansion has been met with inflationary pressures that are expected to result in the continued Federal Open Market Committee policy tightening in 2022, which began in March 2022 and will likely include more interest rate hikes in the future. With a strong asset-sensitive balance sheet and our strong position in our markets, we expect increases in loan demand and interest rates should improve returns going forward.

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

The following tables present certain selected historical consolidated financial data as of the dates or for the period indicated:

	At or for the Three Months Ended					At or for the Six Months Ended
(In thousands, except per share data)	6/30/2022	3/31/2022	12/31/2021	9/30/2021	6/30/2021	6/30/2022	6/30/2021

Results of Operations:

Interest income	$25,820	$24,220	$25,043	$24,898	$24,003	$50,040	$48,445
Interest expense	2,340	1,930	1,812	1,964	2,189	4,270	4,528

Net interest income	23,480	22,290	23,231	22,934	21,814	45,770	43,917
Provision for loan losses	500	1,200	600	650	950	1,700	1,850

Net interest income after provision for loan losses	22,980	21,090	22,631	22,284	20,864	44,070	42,067

Noninterest income	5,551	5,234	5,520	5,031	6,647	10,785	12,990
Noninterest expense	13,219	12,731	13,435	12,469	12,294	25,950	24,652

Income before income tax expense	15,312	13,593	14,716	14,846	15,217	28,905	30,405
Income tax expense	3,658	3,410	3,553	3,628	3,669	7,068	7,343

Net income	$11,654	$10,183	$11,163	$11,218	$11,548	$21,837	$23,062

Earnings per common share - basic	$1.55	$1.34	$1.46	$1.46	$1.50	$2.89	$2.99
Earnings per common share - diluted	1.55	1.34	1.46	1.46	1.50	2.89	2.99

Common Shares:

Basic weighted average	7,457,443	7,540,264	7,570,128	7,605,541	7,653,317	7,498,739	7,655,738
Diluted weighted average	7,472,561	7,559,844	7,595,052	7,624,791	7,668,740	7,517,767	7,674,993
Outstanding	7,470,255	7,570,766	7,616,540	7,641,771	7,688,795	7,470,255	7,688,795

Noninterest income / noninterest expense:

Service charges	$1,441	$1,422	$1,574	$1,491	$1,596	$2,863	$3,063
Income from Ansay	819	826	383	756	723	1,645	1,448
Income from UFS	563	705	776	751	663	1,268	1,029
Loan servicing income	2,106	1,062	1,557	599	1,178	3,168	1,683
Net gain on sales of mortgage loans	403	671	1,167	1,206	2,187	1,074	4,998
Net gain (loss) on sales and valuations of other real estate owned	(25)	171	(186)	—	73	146	206
Other noninterest income	244	377	249	228	227	621	563

Total noninterest income	$5,551	$5,234	$5,520	$5,031	$6,647	$10,785	$12,990

Personnel expense	$7,006	$7,175	$7,307	$6,996	$7,121	$14,181	$14,212
Occupancy, equipment and office	1,214	1,115	950	1,070	968	2,329	2,178
Data processing	1,431	1,345	1,334	1,259	1,358	2,776	2,751
Postage, stationery and supplies	144	183	181	204	131	327	328
Net loss on sales of securities	-	-	-	3	-	—	-
Advertising	55	89	75	50	53	144	102
Charitable contributions	235	168	135	121	152	403	278
Outside service fees	1,386	1,172	776	741	804	2,558	1,559
Amortization of intangibles	294	293	352	351	351	587	702
Other noninterest expense	1,454	1,191	2,325	1,674	1,356	2,645	2,542

Total noninterest expense	$13,219	$12,731	$13,435	$12,469	$12,294	$25,950	$24,652

Period-end balances:

Loans	$2,387,617	$2,316,688	$2,235,515	$2,208,915	$2,225,217	$2,387,617	$2,225,217
Allowance for loan losses	22,699	21,749	20,315	20,237	19,547	22,699	19,547
Investment securities available-for-sale, at fair value	292,426	297,063	212,689	148,376	153,818	292,426	153,818
Investment securities held-to-maturity, at cost	33,867	5,841	5,911	5,912	5,912	33,867	5,912
Goodwill and other intangibles, net	58,805	59,099	59,392	59,743	60,095	58,805	60,095
Total assets	2,961,027	2,924,936	2,937,552	2,846,605	2,818,950	2,961,027	2,818,950
Deposits	2,601,479	2,557,106	2,528,440	2,472,258	2,446,654	2,601,479	2,446,654
Stockholders’ equity	314,162	318,303	322,653	315,262	311,430	314,162	311,430
Book value per common share	42.06	42.04	42.36	41.26	40.50	42.06	40.50
Tangible book value per common share (1)	34.18	34.24	34.56	33.44	32.69	34.18	32.69

Average balances:

Loans	$2,341,954	$2,271,956	$2,207,615	$2,218,324	$2,247,026	$2,307,147	$2,221,715
Interest-earning assets	2,975,376	3,001,174	2,695,175	2,659,584	2,633,850	2,988,202	2,591,044
Total assets	3,186,384	3,209,202	2,901,685	2,861,959	2,835,580	3,198,603	2,793,261
Deposits	2,566,520	2,543,471	2,513,918	2,479,799	2,453,156	2,555,060	2,404,790
Interest-bearing liabilities	2,053,369	2,080,172	1,759,437	1,738,895	1,723,395	2,066,697	1,709,132
Goodwill and other intangibles, net	58,987	59,285	59,614	59,969	60,363	59,135	60,571
Stockholders’ equity	317,484	322,852	318,837	313,868	308,201	320,153	304,288

Financial ratios (2):

Return on average assets	1.47%	1.27%	1.53%	1.57%	1.63%	1.38%	1.65%
Return on average common equity	14.72%	12.62%	13.89%	14.30%	14.99%	13.75%	15.16%
Average equity to average assets	9.96%	10.06%	10.99%	10.97%	10.87%	10.01%	10.89%
Stockholders’ equity to assets	10.61%	10.88%	10.98%	11.08%	11.05%	10.61%	11.05%
Tangible equity to tangible assets (1)	8.80%	9.04%	9.15%	9.17%	9.11%	8.80%	9.11%
Loan yield	4.06%	4.02%	4.25%	4.25%	4.13%	4.04%	4.19%
Earning asset yield	3.53%	3.32%	3.74%	3.76%	3.71%	3.42%	3.82%
Cost of funds	0.46%	0.38%	0.41%	0.45%	0.51%	0.42%	0.53%
Net interest margin, taxable equivalent	3.21%	3.06%	3.47%	3.47%	3.37%	3.13%	3.47%
Net loan charge-offs to average loans	-0.08%	-0.04%	0.02%	-0.01%	0.01%	-0.06%	0.00%
Nonperforming loans to total loans	0.22%	0.24%	0.37%	0.53%	0.55%	0.22%	0.55%
Nonperforming assets to total assets	0.18%	0.19%	0.28%	0.42%	0.45%	0.18%	0.45%
Allowance for loan losses to loans	0.95%	0.94%	0.91%	0.92%	0.88%	0.95%	0.88%
(1)	These measures are not measures prepared in accordance with GAAP, and are therefore considered to be non-GAAP financial measures. See “GAAP reconciliation and management explanation of non-GAAP financial measures” for a reconciliation of these measures to their most comparable GAAP measures.
(2)	Income statement-related ratios for partial year periods are annualized.

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

	At or for the Three Months Ended					At or for the Six Months Ended
(In thousands, except per share data)	6/30/2022	3/31/2022	12/31/2021	9/30/2021	6/30/2021	6/30/2022	6/30/2021
Tangible Assets
Total assets	$2,961,027	$2,924,936	$2,937,552	$2,846,605	$2,818,950	$2,961,027	$2,818,950
Adjustments:
Goodwill	(55,357)	(55,357)	(55,357)	(55,357)	(55,357)	(55,357)	(55,357)
Core deposit intangible, net of amortization	(3,448)	(3,742)	(4,035)	(4,386)	(4,738)	(3,448)	(4,738)
Tangible assets	$2,902,222	$2,865,837	$2,878,160	$2,786,862	$2,758,855	$2,902,222	$2,758,855

Tangible Common Equity
Total stockholders’ equity	$314,162	$318,303	$322,653	$315,262	$311,430	$314,162	$311,430
Adjustments:
Goodwill	(55,357)	(55,357)	(55,357)	(55,357)	(55,357)	(55,357)	(55,357)
Core deposit intangible, net of amortization	(3,448)	(3,742)	(4,035)	(4,386)	(4,738)	(3,448)	(4,738)
Tangible common equity	$255,357	$259,204	$263,261	$255,519	$251,335	$255,357	$251,335

Book value per common share	$42.06	$42.04	$42.36	$41.26	$40.50	$42.06	$40.50
Tangible book value per common share	34.18	34.24	34.56	33.44	32.69	34.18	32.69

Total stockholders’ equity to total assets	10.61%	10.88%	10.98%	11.08%	11.05%	10.61%	11.05%
Tangible common equity to tangible assets	8.80%	9.04%	9.15%	9.17%	9.11%	8.80%	9.11%

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 2022 and June 30, 2021

General. Net income increased $0.1 million to $11.7 million for three months ended June 30, 2022, compared to $11.5 million for the same period in 2021. This increase was primarily due to higher net interest income offset by a slowdown in residential mortgage production during the second quarter of 2022 compared to the year earlier second quarter.

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

Net interest and dividend income increased by $1.7 million to $23.5 million for the three months ended June 30, 2022 compared to $21.8 million for three months ended June 30, 2021. The increase in net interest income was primarily due to growth in interest earning assets over the last twelve months. Total average interest-earning assets was $2.98 billion for the three months ended June 30, 2022, up from $2.63 billion for the same period in 2021. Tax equivalent net interest margin decreased 0.16% to 3.21% for the three-months ended June 30, 2022, down from 3.37% for the same period in 2021. Net interest margin decreased by 0.05% due to a decrease in purchase accounting accretion quarter-over-quarter and a short-term net interest income enhancement strategy further decreased net interest margin by 0.27%, both of which offset an increase of 0.16% in core net interest margin. This short-term net interest income enhancement strategy increased average interest-earning assets and average interest-bearing liabilities by approximately $253.8 million. Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes on both volume and mix and pricing decisions, and external factors include changes in market interest rates, competition and the shape of the interest rate yield curve.

Interest Income. Total interest income increased $1.8 million, or 7.6%, to $25.8 million for the three months ended June 30, 2022 compared to $24.0 million for the same period in 2021. The increase in total interest income was primarily due to the aforementioned growth in interest earnings assets over the last twelve months. The average balance of interest-earning assets increased by $341.5 million during the three months ended June 30, 2022 compared to the same period in 2021.

Interest Expense. Interest expense increased $0.2 million, or 6.9%, to $2.3 million for the three months ended June 30, 2022 compared to $2.2 million for the same period in 2021. The increase in interest expense was primarily due to elevated interest bearing liabilities resulting from the aforementioned short-term net interest income enhancement strategy.

Interest expense on interest-bearing deposits decreased by $0.3 million to $1.7 million for the three months ended June 30, 2022 from $2.0 million for the same period in 2021. The average cost of interest-bearing deposits was 0.40% for the three months ended June 30, 2022, compared to 0.48% for the same period in 2021.

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

We recorded a provision for loan losses of $0.5 million for the three months ended June 30, 2022 compared to $1.0 million for the same period in 2021. We recorded net recoveries of $0.7 million for the three months ended June 30, 2022 compared to net recoveries of $0.1 million for the same period in 2021. The ALL was $22.7 million, or 0.95% of total loans, at June 30, 2022 compared to $19.5 million, or 0.88% of total loans at June 30, 2021. The increased ALL coverage was the result of fewer government guaranteed loans (primarily PPP loans) as well as a reduction in total purchased loans which carry a fair value mark in lieu of a portion of the ALL until they are paid off or renewed.

Noninterest Income. Noninterest income is an important component of our total revenues. A significant portion of our noninterest income is associated with service charges and income from the Bank’s subsidiaries, Ansay and UFS. Other sources of noninterest income include loan servicing fees, gains on sales of mortgage loans, and other income from strategic alliances.

Noninterest income decreased $1.1 million to $5.6 million for the three months ended June 30, 2022 compared to $6.6 million for the same period in 2021. This decrease was primarily the result of a significant reduction in net gains on sales of mortgage loans quarter-over-quarter as the Company, and the banking industry as a whole, saw an extreme slowdown in residential mortgage lending due in part to a higher interest rate environment during the first half of 2022 compared to the first half of 2021. This decrease was partially offset by higher loan servicing income, which includes the impact of valuation updates to the Company’s MSRs. These valuation updates added $2.0 million to servicing income during the second quarter of 2022, compared to $0.6 million during the prior year second quarter.

The major components of our noninterest income are listed below:

	Three Months Ended June 30,
	2022	2021	$ Change	% Change

	(In thousands)
Noninterest Income
Service charges	$1,441	$1,596	$(155)	(10)%
Income from Ansay	819	723	96	13%
Income from UFS	563	663	(100)	(15)%
Loan servicing income	2,106	1,178	928	79%
Net gain on sales of mortgage loans	403	2,187	(1,784)	(82)%
Net gain on sales and valuation of ORE	(25)	73	(98)	NM %
Other	244	227	17	7%
Total noninterest income	$5,551	$6,647	$(1,096)	(16)%

Noninterest Expense. Noninterest expense increased $0.9 million to $13.2 million for the three months ended June 30, 2022 compared to $12.3 million for the same period in 2021. Occupancy expenses decreased 25.4%, the result of significant investments made to branch locations during the second quarter of 2022 as well as inflationary. Outside service fees increased $0.6 million, or 72.4%, quarter-over-quarter, primarily as a result of $0.6 million in costs associated with the pending acquisition of Denmark.

The major components of our noninterest expense are listed below:

	Three Months Ended June 30,
	2022	2021	$ Change	% Change

	(In thousands)
Noninterest Expense
Salaries, commissions, and employee benefits	$7,006	$7,121	$(115)	(2)%
Occupancy	1,214	968	246	25%
Data processing	1,431	1,358	73	5%
Postage, stationary, and supplies	144	131	13	10%
Advertising	55	53	2	4%
Charitable contributions	235	152	83	55%
Outside service fees	1,386	804	582	72%
Amortization of intangibles	294	351	(57)	(16)%
Other	1,454	1,356	98	7%
Total noninterest expenses	$13,219	$12,294	$925	8%

Income Tax Expense. We recorded a provision for income taxes of $3.7 million for the three months ended June 30, 2022 compared to a provision of $3.7 million for the same period during 2021, reflecting effective tax rates of 23.9% and 24.1%, respectively. The effective tax rates were reduced from the statutory federal and state income tax rates during both periods as a result of tax-exempt interest income produced by certain qualifying loans and investments in the Bank’s portfolios.

Results of Operations for the Six Months Ended June 30, 2022 and June 30, 2021

General. Net income decreased $1.2 million to $21.8 million for six months ended June 30, 2022, compared to $23.1 million for the same period in 2021. This decrease was primarily due to a slowdown in residential mortgage production during the first quarter of 2022 compared to the year earlier first quarter, and a reduction in interest income produced by PPP loans originated during 2020 and 2021, which totaled $1.1 million for the first half of 2022 compared to $4.3 million for the first half of 2021, partially offset by higher core net interest income for the current year-to-date.

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

Net interest and dividend income increased by $1.9 million to $45.8 million for the six months ended June 30, 2022 compared to $43.9 million for six months ended June 30, 2021. The increase in net interest income was primarily due to growth in interest earning assets over the last twelve months as well as a reduction in the cost of interest earning liabilities during that same time period. Total average interest-earning assets was $2.99 billion for the six months ended June 30, 2022, up from $2.59 billion for the same period in 2021. Tax equivalent net interest margin decreased 0.34% to 3.13% for the six-months ended June 30, 2022, down from 3.47% for the same period in 2021. Net interest margin decreased by 0.05% due to a decrease in purchase accounting accretion and a short-term net interest income enhancement strategy further decreased net interest margin by 0.28%. Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes on both volume and mix and pricing decisions, and external factors include changes in market interest rates, competition and the shape of the interest rate yield curve.

Interest Income. Total interest income increased $1.6 million, or 3.3%, to $50.0 million for the six months ended June 30, 2022 compared to $48.4 million for the same period in 2021. The increase in total interest income was primarily due to growth in interest earnings assets over the last twelve months. The average balance of interest-earning assets increased by $397.2 million during the first six months of 2022 compared to the same period in 2021.

Interest Expense. Interest expense decreased $0.3 million, or 5.7%, to $4.3 million for the six months ended June 30, 2022 compared to $4.5 million for the same period in 2021. The decrease in interest expense was primarily due to the lower crediting interest rate on interest bearing liabilities, which fell 0.11% from 0.53% during the first half of 2021 to 0.42% during the first half of 2022.

Interest expense on interest-bearing deposits decreased by $0.8 million to $3.3 million for the six months ended June 30, 2022 from $4.1 million for the same period in 2021. The average cost of interest-bearing deposits was 0.38% for the six months ended June 30, 2022, compared to 0.51% for the same period in 2021.

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

We recorded a provision for loan losses of $1.7 million for the six months ended June 30, 2022 compared to $1.9 million for the same period in 2021. We recorded net recoveries of $0.7 million for the six months ended June 30, 2022 compared to net charge offs of $0.1 million for the same period in 2021. The ALL was $22.7 million, or 0.95% of total loans, at June 30, 2022 compared to $19.5 million, or 0.88% of total loans at June 30, 2021. The increased ALL coverage was the result of fewer government guaranteed loans (primarily PPP loans) as well as a reduction in total purchased loans which carry a fair value mark in lieu of a portion of the ALL until they are paid off or renewed.

Noninterest Income. Noninterest income is an important component of our total revenues. A significant portion of our noninterest income is associated with service charges and income from the Bank’s subsidiaries, Ansay and UFS. Other sources of noninterest income include loan servicing fees, gains on sales of mortgage loans, and other income from strategic alliances.

Noninterest income decreased $2.2 million to $10.8 million for the six months ended June 30, 2022 compared to $13.0 million for the same period in 2021. Income from our investment in Ansay increased by 13.6%. Income from our investment in UFS increased by 23.2% The added profitability of these two unconsolidated subsidiaries was offset by a significant reduction in net gains on sales of mortgage loans as the Company, and the banking industry as a whole, saw an extreme slowdown in residential mortgage lending due in part to a higher interest rate environment during the first half of 2022 compared to the first half of 2021. This decrease was partially offset by higher loan servicing income, which includes the impact of valuation updates to the Company’s MSRs. These valuation updates added $2.0 million to servicing income during the first half of 2022, compared to $0.6 million during the first half of 2021.

The major components of our noninterest income are listed below:

	Six Months Ended June 30,
	2022	2021	$ Change	% Change

	(In thousands)
Noninterest Income
Service charges	$2,863	$3,063	$(200)	(7)%
Income from Ansay	1,645	1,448	197	14%
Income from UFS	1,268	1,029	239	23%
Loan servicing income	3,168	1,683	1,485	88%
Net gain on sales of mortgage loans	1,074	4,998	(3,924)	(79)%
Net gain on sales and valuations of other real estate owned	146	206	(60)	(29)%
Other	621	563	58	10%
Total noninterest income	$10,785	$12,990	$(2,205)	(17)%

Noninterest Expense. Noninterest expense increased $1.3 million to $26.0 million for the six months ended June 30, 2022 compared to $24.7 million for the same period in 2021. Occupancy expenses increased 6.9%, primarily the result of inflationary pressures. Outside service fees increased $1.0 million, or 64.1%, primarily as a result of $1.1 million in costs associated with the pending acquisition of Denmark.

The major components of our noninterest expense are listed below:

	Six Months Ended June 30,
	2022	2021	$ Change	% Change

	(In thousands)
Noninterest Expense
Salaries, commissions, and employee benefits	$14,181	$14,212	$(31)	(0)%
Occupancy	2,329	2,178	151	7%
Data processing	2,776	2,751	25	1%
Postage, stationary, and supplies	327	328	(1)	(0)%
Advertising	144	102	42	41%
Charitable contributions	403	278	125	45%
Outside service fees	2,558	1,559	999	64%
Amortization of intangibles	587	702	(115)	(16)%
Other	2,645	2,542	103	4%
Total noninterest expenses	$25,950	$24,652	$1,298	5%

Income Tax Expense. We recorded a provision for income taxes of $7.1 million for the six months ended June 30, 2022 compared to a provision of $7.3 million for the same period during 2021, reflecting effective tax rates of 24.5% and 24.2%, respectively. The effective tax rates were reduced from the statutory federal and state income tax rates during both periods as a result of tax-exempt interest income produced by certain qualifying loans and investments in the Bank’s portfolios.

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

The following tables set forth the distribution of our average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the periods indicated:

	Three Months Ended
	June 30, 2022			June 30, 2021
		Interest			Interest
	Average	Income/	Rate Earned/ Paid	Average	Income/	Rate Earned/ Paid
	Balance	Expenses (1)	(1)	Balance	Expenses (1)	(1)

	(dollars in thousands)
ASSETS
Interest-earning assets
Loans (2)
Taxable	$2,245,335	$90,810	4.04%	$2,160,774	$88,771	4.11%
Tax-exempt	96,619	4,224	4.37%	86,252	4,065	4.71%
Securities
Taxable (available for sale)	236,441	4,857	2.05%	103,774	2,242	2.16%
Tax-exempt (available for sale)	77,372	2,083	2.69%	70,112	2,206	3.15%
Taxable (held to maturity)	27,700	710	2.56%	—	—	—
Tax-exempt (held to maturity)	5,296	136	2.57%	5,917	152	2.57%
Cash and due from banks	286,613	2,099	0.73%	207,021	190	0.09%
Total interest-earning assets	2,975,376	104,919	3.53%	2,633,850	97,626	3.71%
Non interest-earning assets	233,096			220,551
Allowance for loan losses	(22,088)			(18,821)
Total assets	$3,186,384			$2,835,580
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Checking accounts	$233,793	$422	0.18%	$211,562	$251	0.12%
Savings accounts	607,151	2,326	0.38%	483,567	1,754	0.36%
Money market accounts	671,617	2,145	0.32%	660,011	2,303	0.35%
Certificates of deposit	230,217	1,816	0.79%	289,778	3,206	1.11%
Brokered deposits	9,238	272	2.94%	16,174	457	2.83%
Total interest-bearing deposits	1,752,016	6,981	0.40%	1,661,092	7,971	0.48%
Other borrowed funds	301,353	2,409	0.80%	62,303	811	1.30%
Total interest-bearing liabilities	2,053,369	9,390	0.46%	1,723,395	8,782	0.51%
Non-interest bearing liabilities
Demand deposits	814,504			792,064
Other liabilities	1,027			11,920
Total liabilities	2,868,900			2,527,379
Shareholders’ equity	317,484			308,201
Total liabilities & shareholders’ equity	$3,186,384			$2,835,580
Net interest income on a fully taxable equivalent basis		95,529			88,844
Less taxable equivalent adjustment		(1,353)			(1,349)
Net interest income		$94,176			$87,495
Net interest spread (3)			3.07%			3.20%
Net interest margin (4)			3.21%			3.37%
(1).	Annualized on a fully taxable equivalent basis calculated using a federal tax rate of 21% for the three months ended June 30, 2022 and 2021.
(2).	Nonaccrual loans are included in average amounts outstanding.
(3).	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4).	Net interest margin represents net interest income on a fully tax equivalent basis as a percentage of average interest-earning assets.

	Six Months Ended
	June 30, 2022			June 30, 2021
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expenses (1)	Paid (1)	Balance	Expenses (1)	Paid (1)

	(dollars in thousands)
ASSETS
Interest-earning assets
Loans (2)
Taxable	$2,210,344	$88,990	4.03%	$2,131,670	$89,867	4.22%
Tax-exempt	96,803	4,209	4.35%	90,045	4,197	4.66%
Securities
Taxable (available for sale)	214,990	5,040	2.34%	102,179	2,448	2.40%
Tax-exempt (available for sale)	80,922	2,117	2.62%	70,694	2,232	3.16%
Taxable (held to maturity)	13,926	357	2.56%	—	—	—
Tax-exempt (held to maturity)	5,599	144	2.57%	6,287	159	2.53%
Cash and due from banks	365,618	1,412	0.39%	190,169	174	0.09%
Total interest-earning assets	2,988,202	102,269	3.42%	2,591,044	99,077	3.82%
Non interest-earning assets	231,828			220,647
Allowance for loan losses	(21,427)			(18,430)
Total assets	$3,198,603			$2,793,261
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Checking accounts	$235,778	$347	0.15%	$216,498	$253	0.12%
Savings accounts	589,869	2,123	0.36%	459,267	1,663	0.36%
Money market accounts	677,475	2,031	0.30%	643,526	2,220	0.34%
Certificates of deposit	233,636	1,853	0.79%	303,153	3,720	1.23%
Brokered deposits	10,455	305	2.92%	17,205	487	2.83%
Total interest-bearing deposits	1,747,213	6,659	0.38%	1,639,649	8,343	0.51%
Other borrowed funds	319,484	1,952	0.61%	69,483	789	1.14%
Total interest-bearing liabilities	2,066,697	8,611	0.42%	1,709,132	9,132	0.53%
Non-interest bearing liabilities
Demand deposits	807,847			765,141
Other liabilities	3,906			318,988
Total liabilities	2,878,450			2,793,261
Shareholders’ equity	320,153			304,288
Total liabilities & shareholders' equity	$3,198,603			$3,097,549
Net interest income on a fully taxable equivalent basis		93,658			89,945
Less taxable equivalent adjustment		(1,359)			(1,383)
Net interest income		$92,299			$88,562
Net interest spread (3)			3.01%			3.29%
Net interest margin (4)			3.13%			3.47%

(1).	Annualized on a fully taxable equivalent basis calculated using a federal tax rate of 21% for the six months ended June 30, 2022 and 2021.
(2).	Nonaccrual loans are included in average amounts outstanding.
(3).	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4).	Net interest margin represents net interest income on a fully tax equivalent basis as a percentage of average interest-earning assets.

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

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	Compared with			Compared with
	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	Increase/(Decrease) Due to Change in			Increase/(Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total

	(dollars in thousands)			(dollars in thousands)
Interest income
Loans
Taxable	$3,435	$(1,396)	$2,039	$3,249	$(4,126)	$(877)
Tax-exempt	467	(308)	159	304	(292)	12
Securities
Taxable (AFS)	2,730	(115)	2,615	2,646	(54)	2,592
Tax-exempt (AFS)	215	(338)	(123)	298	(413)	(115)
Taxable (HTM)	710	—	710	357	—	357
Tax-exempt (HTM)	(16)	—	(16)	(18)	3	(15)
Cash and due from banks	100	1,809	1,909	276	962	1,238
Total interest income	7,641	(348)	7,293	7,112	(3,920)	3,192
Interest expense
Deposits
Checking accounts	$29	$142	$171	$24	$70	$94
Savings accounts	469	103	572	470	(10)	460
Money market accounts	40	(198)	(158)	113	(302)	(189)
Certificates of deposit	(580)	(810)	(1,390)	(734)	(1,133)	(1,867)
Brokered Deposits	(203)	18	(185)	(196)	14	(182)
Total interest bearing deposits	(245)	(745)	(990)	(323)	(1,361)	(1,684)
Other borrowed funds	2,021	(423)	1,598	1,677	(514)	1,163
Total interest expense	1,776	(1,168)	608	1,354	(1,875)	(521)
Change in net interest income	$5,865	$820	$6,685	$5,758	$(2,045)	$3,713

CHANGES IN FINANCIAL CONDITION

Total Assets. Total assets increased $23.5 million, or 0.8%, to $2.96 billion at June 30, 2022, from $2.94 billion at December 31, 2021.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $252.9 million to $44.0 million at June 30, 2022 from $296.9 million at December 31, 2021, the result of significant loan growth as well as investing approximately $100.0 million in one-year treasury notes during the first quarter of 2022.

Investment Securities. The carrying value of total investment securities increased by $107.7 million to $326.3 million at June 30, 2022, from $218.6 million at December 31, 2021.

Loans. Net loans increased by $149.7 million, totaling $2.36 billion at June 30, 2022 compared to $2.22 billion at December 31, 2021.

Bank-Owned Life Insurance. At June 30, 2022, our investment in bank-owned life insurance was $32.3 million, an increase of $0.4 million from $31.9 million at December 31, 2021.

Deposits. Deposits increased $73.0 million, or 2.9%, to $2.60 billion at June 30, 2022 from $2.53 billion at December 31, 2021.

Borrowings. At June 30, 2022, borrowings consisted of advances from the FHLB of Chicago, as well as subordinated debt to other banks. FHLB borrowings decreased to $1.7 million at June 30, 2022, from $8.0 million at December 31, 2021. Subordinated debt owed to other banks totaled $17.5 million at June 30, 2022 and December 31, 2021.

Stockholders’ Equity. Total stockholders’ equity decreased $8.5 million, or 2.6%, to $314.2 million at June 30, 2022, from $322.7 million at December 31, 2021. Strong earnings during the first half of 2022 were offset by valuation adjustments to the Bank’s available for sale investment portfolio, which is accounted for through the comprehensive income component of equity, due to significant movements in the interest rate environment. Further offsetting the strong earnings was $12.1 million in repurchases of its common stock by the Company.

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

Our loan portfolio is our most significant earning asset, comprising 80.7% and 76.1% of our total assets as of June 30, 2022 and December 31, 2021, respectively. Our strategy is to grow our loan portfolio by originating quality commercial and consumer loans that comply with our credit policies and that produce revenues consistent with our financial objectives. We believe our loan portfolio is well-balanced, which provides us with the opportunity to grow while monitoring our loan concentrations.

Loans increased $152.1 million, or 6.8%, to $2.39 billion as of June 30, 2022 as compared to $2.24 billion as of December 31, 2021. This increase during the first six months of 2022 has been comprised of an increase of $28.6 million or 7.8% in commercial and industrial loans, an increase of $14.0 million or 2.4% in owner occupied commercial real estate loans, an increase of $38.0 million or 7.1% in non-owner occupied commercial real estate, an increase of $26.0 million or 19.7% in construction and development loans, an increase of $44.9 million or 7.9% in residential 1-4 family loans and an increase of $0.5 million or 0.9% in consumer and other loans.

The following table presents the balance and associated percentage of each major category in our loan portfolio at June 30, 2022, December 31, 2021, and June 30, 2021:

	June 30,		December 31,		June 30,
	2022	% of Total	2021	% of Total	2021	% of Total

	(dollars in thousands)
Commercial & industrial	$394,740	16%	$366,166	16%	$404,444	18%
Commercial real estate
Owner occupied	588,596	25%	574,565	26%	559,886	25%
Non-owner occupied	574,925	24%	536,892	24%	482,275	22%
Construction & development	158,487	7%	132,454	6%	140,684	6%
Residential 1-4 family	616,748	26%	571,845	26%	572,241	26%
Consumer	35,520	1%	32,131	1%	33,533	2%
Other loans	18,601	1%	21,461	1%	32,154	1%
Total Loans	$2,387,617	100%	$2,235,514	100%	$2,225,217	100%

Our directors and officers and their associates are customers of, and have other transactions with, the Bank in the normal course of business. All loans and commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than normal risk of collection or present other unfavorable features. At June 30, 2022 and December 31, 2021, total loans outstanding to such directors and officers and their associates were $78.3 million and $73.5 million, respectively. During the six months ended June 30, 2022, $25.0 million of additions and $20.2 million of repayments were made to these loans. At June 30, 2022 and December 31, 2021, all of the loans to directors and officers were performing according to their original terms, other than standard and customary payment deferrals allowed under the CARES act, which were provided under the same terms as all other customers of the Bank.

Loan categories

The principal categories of our loan portfolio are discussed below:

Commercial and Industrial (C&I). Our C&I portfolio totaled $394.7 million and $366.2 million at June 30, 2022 and December 31, 2021, respectively, and represented 16% of our total loans at those dates.

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

Commercial Real Estate (CRE). Our CRE loan portfolio totaled $1.16 billion and $1.11 billion at June 30, 2022 and December 31, 2021, respectively, and represented 49% and 50% of our total loans at those dates.

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

Construction and Development (C&D). Our C&D loan portfolio totaled $158.5 million and $132.5 million at June 30, 2022 and December 31, 2021, respectively, and represented 7% and 6% of our total loans at those dates.

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

Residential 1 – 4 Family. Residential 1 – 4 family loans held in portfolio amounted to $616.7 million and $571.8 million at June 30, 2022 and December 31, 2021, respectively, and represented 26% of our total loans at those dates.

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

We were servicing mortgage loans sold to others without recourse of approximately $716.7 million at June 30, 2022 and $705.5 million at December 31, 2021.

Loans sold with the retention of servicing assets result in the capitalization of servicing rights. Loan servicing rights are included in other assets and are carried at fair value. The net balance of capitalized servicing rights amounted to $7.0 million and 5.0 million at June 30, 2022 and December 31, 2021, respectively.

Consumer Loans. Our consumer loan portfolio totaled $35.5 million and $32.1 million at June 30, 2022 and December 31, 2021, respectively, and represented 1% of our total loans at those dates. Consumer loans include secured and unsecured loans, lines of credit and personal installment loans.

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

Other Loans. Our other loans totaled $18.6 million at June 30, 2022 and December 31, 2021, respectively, and are immaterial to the overall loan portfolio. The other loans category consists primarily of over-drafted depository accounts, loans utilized to purchase or carry securities and loans to nonprofit organizations.

Loan Portfolio Maturities.

The following tables summarize the dollar amount of loans maturing in our portfolio based on their loan type, fixed or variable rate of interest, and contractual terms to maturity at June 30, 2022. The tables do not include any estimate of prepayments, which can significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.

Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One Year or	One to Five	Five to Fifteen	Over Fifteen
	Less	Years	Years	Years	Total

	(dollars in thousands)
Commercial & industrial	$113,738	$160,317	$116,209	$4,476	$394,740
Commercial real estate
Owner Occupied	77,400	232,681	247,026	31,489	588,596
Non-owner Occupied	24,650	214,103	317,769	18,403	574,925
Construction & Development	16,978	51,078	56,290	34,141	158,487
Residential 1-4 family	11,263	59,213	207,361	338,911	616,748
Consumer and other	5,439	28,826	17,156	2,700	54,121
Total	$249,468	$746,218	$961,811	$430,120	$2,387,617
Fixed Rate Loans:
Commercial & industrial	$15,640	$113,564	$82,619	$4,008	$215,831
Commercial real estate
Owner Occupied	32,808	214,985	106,610	7,894	362,297
Non-owner Occupied	20,078	200,470	218,668	6,650	445,866
Construction & Development	8,759	34,604	45,745	29,396	118,504
Residential 1-4 family	5,385	50,239	177,279	207,356	440,259
Consumer and other	3,960	27,879	16,772	2,700	51,311
Total	$86,630	$641,741	$647,693	$258,004	$1,634,068
Floating Rate Loans:
Commercial & industrial	$98,098	$46,753	$33,590	$468	$178,909
Commercial real estate
Owner Occupied	44,592	17,696	140,416	23,595	226,299
Non-owner Occupied	4,572	13,633	99,101	11,753	129,059
Construction & Development	8,219	16,474	10,545	4,745	39,983
Residential 1-4 family	5,878	8,974	30,082	131,555	176,489
Consumer and other	1,479	947	384	—	2,810
Total	$162,838	$104,477	$314,118	$172,116	$753,549

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

Our nonperforming assets consist of nonperforming loans and foreclosed real estate. Nonperforming loans are those on which the accrual of interest has stopped, as well as loans that are contractually 90 days past due on which interest continues to accrue. The composition of our nonperforming assets is as follows:

	As of June 30,	As of December 31,	As of June 30,
	2022	2021	2021
	(dollars in thousands)
Nonperforming loans
Nonaccrual loans
Commercial & industrial	$221	$247	$1,032
Commercial real estate
Owner Occupied	3,667	5,884	20
Non-owner Occupied	—	650	9,487
Construction & Development	18	19	—
Residential 1-4 family	418	439	1,464
Consumer and other	24	2	5
Total nonaccrual loans	4,348	7,241	12,008
Loans past due > 90 days, but still accruing
Commercial & industrial	738	738	—
Commercial real estate
Owner Occupied	—	—	—
Non-owner Occupied	—	—	—
Construction & Development	—	—	22
Residential 1-4 family	420	245	325
Consumer and other	5	16	4
Total loans past due > 90 days, but still accruing	1,163	999	351
Total nonperforming loans	$5,511	$8,240	$12,359
OREO
Commercial real estate owned	$—	$—	$—
Residential real estate owned	—	10	212
Bank property real estate owned	—	140	—
Total OREO	$—	$150	$212
Total nonperforming assets ("NPAs")	$5,511	$8,390	$12,571
Accruing troubled debt restructured loans	$461	$484	$1,240
Ratios
Nonaccrual loans to total loans	0.18%	0.32%	0.54%
NPAs to total loans plus OREO	0.22%	0.38%	0.55%
NPAs to total assets	0.18%	0.28%	0.45%
ALL to nonaccrual loans	522%	281%	163%
ALL to total loans	0.95%	0.91%	0.88%

At June 30, 2022 and December 31, 2021, impaired loans had specific reserves of $0.9 million and $0.8 million, respectively.

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

As of June 30, 2022 and December 31, 2021 the Company had specific reserves of $7,000 for TDRs, and none of them have subsequently defaulted.

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

The following table summarizes the changes in our ALL for the periods indicated:

	Six months ended	Year ended	Six months ended
	June 30,	December 31,	June 30,
	2022	2021	2021

	(dollars in thousands)
Balance of ALL at the beginning of period	$20,315	$17,658	$17,658
Net loans charged-off (recovered):
Commercial & industrial	(454)	180	(27)
Commercial real estate - owner occupied	(74)	275	24
Commercial real estate - non-owner occupied	(3)	(5)	(5)
Construction & Development	(152)	(143)	(33)
Residential 1-4 family	34	110	(8)
Consumer	—	6	(1)
Other Loans	(35)	20	11
Total net loans charged-off	(684)	443	(39)
Provision charged to operating expense	1,700	3,100	1,850
Balance of ALL at end of period	$22,699	$20,315	$19,547
Ratio of net charge-offs (recoveries) to average loans by loan composition
Commercial & industrial	(0.12)%	0.05%	(0.01)%
Commercial real estate - owner occupied	(0.01)%	0.05%	0.00%
Commercial real estate - non-owner occupied	(0.00)%	0.00%	(0.00)%
Construction & Development	(0.10)%	(0.11)%	(0.02)%
Residential 1-4 family	0.01%	0.02%	(0.00)%
Consumer	—%	0.02%	(0.00)%
Other Loans	(0.17)%	0.07%	0.03%
Total net charge-offs to average loans	(0.03)%	0.02%	(0.00)%

The level of charge-offs depends on many factors, including the national and regional economy. Cyclical lagging factors may result in charge-offs being higher than historical levels. Although the allowance is allocated between categories, the entire allowance is available to absorb losses attributable to all loan categories. Management believes that the current ALL is adequate.

The following table summarizes an allocation of the ALL and the related percentage of loans outstanding in each category for the periods below.

	June 30,		December 31,		June 30,
	2022		2021		2021
		% of		% of		% of
(in thousands, except %)	Amount	Loans	Amount	Loans	Amount	Loans
Loan Type:
Commercial & industrial	$4,335	16%	$3,699	16%	$2,810	18%
Commercial real estate - owner occupied	6,413	25%	5,633	26%	6,693	25%
Commercial real estate - non-owner occupied	5,415	24%	5,151	24%	4,122	22%
Construction & development	1,182	7%	984	6%	1,064	6%
Residential 1-4 family	4,966	26%	4,445	26%	4,338	26%
Consumer	248	1%	224	1%	235	2%
Other loans	140	1%	179	1%	285	1%
Total allowance	$22,699	100%	$20,315	100%	$19,547	100%

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

Deposits. Our current deposit products include non-interest bearing and interest-bearing checking accounts, savings accounts, money market accounts, and certificate of deposits. As of June 30, 2022, deposit liabilities accounted for approximately 87.9% of our total liabilities and equity. We accept deposits primarily from customers in the communities in which our branches and offices are located, as well as from small businesses and other customers throughout our lending area. We rely on our competitive pricing and products, quality customer service, and convenient locations and hours to attract and retain deposits. Deposit rates and terms are based primarily on current business strategies, market interest rates, liquidity requirements and our deposit growth goals.

Total deposits were $2.60 billion and $2.53 billion as of June 30, 2022 and December 31, 2021, respectively. Noninterest-bearing deposits at June 30, 2022 and December 31, 2021, were $819.9 million and $799.9 million, respectively, while interest-bearing deposits were $1.78 billion and $1.73 billion at June 30, 2022 and December 31, 2021, respectively.

At June 30, 2022, we had a total of $246.1 million in certificates of deposit, including $6.7 million of brokered deposits. Based on historical experience and our current pricing strategy, we believe we will retain a majority of these accounts upon maturity, although our long-term strategy is to minimize reliance on certificates of deposits by increasing relationship deposits in lower earning savings and demand deposit accounts.

The following tables set forth the average balances of our deposits for the periods indicated:

	Six months ended		Year ended		Six months ended
	June 30, 2022		December 31, 2021		June 30, 2021
	Amount	Percent	Amount	Percent	Amount	Percent

	(dollars in thousands)

Noninterest-bearing demand deposits	$807,847	31.6%	$785,364	32.0%	$765,141	31.8%
Interest-bearing checking deposits	235,778	9.2%	209,970	8.6%	216,498	9.0%
Savings deposits	589,869	23.1%	497,958	20.3%	459,267	19.1%
Money market accounts	677,475	26.5%	664,591	27.1%	643,526	26.8%
Certificates of deposit	233,636	9.1%	278,602	11.4%	303,153	12.6%
Brokered deposits	10,455	0.4%	14,718	0.6%	17,205	0.7%
Total	$2,555,060	100%	$2,451,203	100%	$2,404,790	100%

The following table provides information on maturities of certificates of deposits which exceed FDIC insurance limits of $250,000 as of June 30,2022:

	Time Deposits over FDIC	Portion of Time Deposits in
	Insurance Limits	Excess of FDIC Insurance Limits

	(dollars in thousands)
3 months or less remaining	$4,885	$3,135
Over 3 to 6 months remaining	1,987	486
Over 6 to 12 months remaining	14,759	8,759
Over 12 months or more remaining	16,161	5,412
Total	$37,792	$17,792

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

The following table summarizes securities sold under repurchase agreements, and the weighted average interest rates paid:

	Six months ended	Year ended	Six months ended
(dollars in thousands)	June 30, 2022	December 31, 2021	June 30, 2021
Average daily amount of securities sold under repurchase agreements during the period	$23,506	$34,637	$38,242
Weighted average interest rate on average daily securities sold under repurchase agreements	0.04%	0.03%	0.03%
Maximum outstanding securities sold under repurchase agreements at any month-end	$38,803	$57,915	$53,857
Securities sold under repurchase agreements at period end	$16,125	$41,122	$21,679
Weighted average interest rate on securities sold under repurchase agreements at period end	0.06%	0.02%	0.05%

Borrowings

The Company’s borrowings have historically consisted primarily of FHLB of Chicago advances collateralized by a blanket pledge agreement on the Company’s FHLB capital stock and retail and commercial loans held in the Company’s portfolio. There were $1.7 million of advances outstanding from the FHLB at June 30, 2022, and $8.0 million as of December 31, 2021.

The total loans pledged as collateral were $581.1 million at June 30, 2022 and $915.5 million at December 31, 2021. There were no outstanding letters of credit from the FHLB at June 30, 2022 and December 31, 2021.

The following table summarizes borrowings, which consist of borrowings from the FHLB, and the weighted average interest rates paid:

	Six months ended	Year ended	Six months ended
(dollars in thousands)	June 30, 2022	December 31, 2021	June 30, 2021
Average daily amount of borrowings outstanding during the period	$278,223	$11,343	$13,741
Weighted average interest rate on average daily borrowing	0.42%	0.33%	0.38%
Maximum outstanding borrowings at any month-end	$308,756	$15,338	$15,338
Borrowing outstanding at period end	$1,735	$7,958	$9,108
Weighted average interest rate on borrowing at period end	2.14%	0.91%	1.07%

Lines of credit and other borrowings.

We maintain a $7.5 million line of credit with another commercial bank, which was entered into on May 15, 2022. There were no outstanding balances on this note at June 30, 2022. Any future borrowings will required monthly payments of interest at a variable rate, and will be due in full on May 15, 2024.

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

During July 2020, the Company entered into subordinated note agreements with two separate commercial banks. As of June 30, 2022 and December 31, 2021, outstanding balances under these agreements totaled $6.0 million. These notes were issued with 10-year maturities, will carry interest at a fixed rate of 5.0% through June 30, 2025, and at a variable rate thereafter, payable quarterly. These notes are callable on or after January 1, 2026 and qualify for Tier 2 capital for regulatory purposes.

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

Securities available for sale consist of U.S. treasury securities, obligations of states and political subdivision, mortgage-backed securities, and corporate notes. Securities classified as available for sale, which management has the intent and ability to hold for an indefinite period of time, but not necessarily to maturity, are carried at fair value, with unrealized gains and losses, net of related deferred income taxes, included in stockholders’ equity as a separate component of other comprehensive income. The fair value of securities available for sale totaled $292.4 million and included gross unrealized gains of $0.6 million and gross unrealized losses of $17.1 at June 30, 2022. At December 31, 2021, the fair value of securities available for sale totaled $212.7 million and included gross unrealized gains of $5.6 million and gross unrealized losses of $0.7 million.

Securities classified as held to maturity consist of U.S. treasury securities and obligations of states and political subdivisions. These securities, which management has the intent and ability to hold to maturity, are reported at amortized cost. Securities held to maturity totaled $33.3 million at June 30, 2022 and $5.9 million at December 31, 2021.

The Company had no recognized gains or losses on sales of securities during the six months ended June 30, 2022 or June 30, 2021.

The following tables set forth the composition and maturities of investment securities as of June 30, 2022 and December 31, 2021. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

			After One, But		After Five, But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
At June 30, 2022	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)

	(dollars in thousands)
Available for sale securities
U.S. Treasury securities	$99,990	1.2%	$5,006	1.2%	$44,593	1.4%	$—	—%	$149,589	1.3%
Obligations of U.S. Government sponsored agencies	301	0.2%	—	—%	12,615	1.4%	12,235	1.8%	25,151	1.6%
Obligations of states and political subdivisions	190	5.4%	3,963	3.5%	17,097	3.4%	59,563	3.0%	80,813	3.1%
Mortgage-backed securities	111	2.2%	10,145	2.5%	9,966	3.1%	11,066	3.2%	31,288	2.9%
Corporate notes	—	—%	4,978	3.3%	14,242	3.6%	1,335	5.7%	20,555	3.7%
Certificates of deposit	497	0.9%	1,015	1.2%	—	—%	—	—%	1,512	1.1%
Total available for sale securities	$101,089	1.2%	$25,107	2.5%	$98,513	2.3%	$84,199	2.9%	$308,908	2.1%
Held to maturity securities
U.S. Treasury securities	$—	—%	$28,671	2.6%	$—	—%	$—	—	$28,671	2.6%
Obligations of states and political subdivisions	$1,044	2.6%	$3,281	2.7%	$871	3.1%	$—	—%	$5,196	2.8%
Total held to maturity securities	$1,044	2.6%	$31,952	2.6%	$871	3.1%	$—	—%	$33,867	2.6%
Total	$102,133	1.2%	$28,388	2.6%	$99,384	2.3%	$84,199	2.9%	$342,775	2.2%

			After One, But		After Five, But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
At December 31, 2021	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)

	(dollars in thousands)
Available for sale securities
U.S. Treasury securities	$—	0.0%	$—	0.0%	$49,574	1.4%	$—	0.0%	49,574	1.4%
Obligations of U.S. Government sponsored agencies	304	0.2%	—	0.0%	12,967	1.4%	13,451	1.8%	26,722	1.6%
Obligations of states and political subdivisions	—	0.0%	4,367	3.7%	14,587	3.4%	64,065	3.1%	83,019	3.2%
Mortgage-backed securities	60	2.6%	10,559	2.5%	10,508	3.0%	5,016	2.5%	26,143	2.7%
Corporate notes	—	0.0%	4,972	3.3%	14,311	3.6%	1,477	5.1%	20,760	3.6%
Certificates of deposit	503	0.9%	1,026	1.2%	—	0.0%	—	0.0%	1,529	1.1%
Total available for sale securities	$867	0.7%	$20,924	2.9%	$101,947	2.1%	$84,009	2.9%	$207,747	2.5%
Held to maturity securities
Obligations of states and political subdivisions	$715	2.3%	$3,492	2.6%	$1,704	3.0%	$—	0.0%	$5,911	2.7%
Total	$1,582	1.5%	$24,416	2.8%	$103,651	2.1%	$84,009	2.9%	$213,658	2.5%
(1)	Weighted Average Yield is shown on a fully taxable equivalent basis using a federal tax rate of 21% at June 30, 2022 and December 31, 2021, respectively.

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

As of June 30, 2022, 170 debt securities had gross unrealized losses, with an aggregate depreciation of 6.1% from our amortized cost basis. The largest unrealized loss percentage of any single security was 22.5% (or $0.2 million) of its amortized cost. The largest unrealized dollar loss of any security was $1.2 million (or 12.2%).

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

Capital Adequacy. Total stockholders’ equity was $314.2 million at June 30, 2022 compared to $322.7 million at December 31, 2021.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, requires the federal bank regulatory agencies to take “prompt corrective action” regarding depository institutions that do not meet minimum capital requirements. FDICIA establishes five regulatory capital tiers: “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized”. A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. The FDICIA imposes progressively more restrictive restraints on operations, management and capital distributions, depending on the category in which an institution is classified. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions may not accept brokered deposits absent a waiver from the FDIC, are subject to growth limitations and are required to submit capital restoration plans for regulatory approval. A depository institution’s holding company must guarantee any required capital restoration plan, up to an amount equal to the lesser of 5 percent of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. Federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. All of the federal bank regulatory agencies have adopted regulations establishing relevant capital measures and relevant capital levels for federally insured depository institutions. The Bank was well capitalized at June 30, 2022, and brokered deposits are not restricted.

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

Federal banking regulators have issued risk-based capital guidelines, which assign risk factors to asset categories and off-balance-sheet items. The following table reflects capital ratios computed utilizing the implemented Basel III regulatory capital framework discussed above:

					Minimum Capital Required		Minimum To Be Well-
			Minimum Capital		for Capital Adequacy Plus		Capitalized Under prompt
			Required for Capital		Capital Conservation Buffer		corrective Action
	Actual		Adequacy		Basel III Phase-In Schedule		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
At June 30, 2022
Bank First Corporation:
Total capital (to risk-weighted assets)	$307,585	11.9%	N/A	N/A	N/A	N/A	N/A	N/A
Tier I capital (to risk-weighted assets)	267,387	10.4%	N/A	N/A	N/A	N/A	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	267,387	10.4%	N/A	N/A	N/A	N/A	N/A	N/A
Tier I capital (to average assets)	267,387	8.6%	N/A	N/A	N/A	N/A	N/A	N/A
Bank First, N.A:
Total capital (to risk-weighted assets)	$301,206	11.7%	206,018	8.0%	270,398	10.5%	257,522	10.0%
Tier I capital (to risk-weighted assets)	278,508	10.8%	154,513	6.0%	218,894	8.5%	206,018	8.0%
Common equity tier I capital (to risk-weighted assets)	278,508	10.8%	115,885	4.5%	180,265	7.0%	167,389	6.5%
Tier I capital (to average assets)	278,508	9.0%	124,369	4.0%	124,369	4.0%	155,461	5.0%
At December 31, 2021
Bank First Corporation:
Total capital (to risk-weighted assets)	$297,467	12.4%	N/A	N/A	N/A	N/A	N/A	N/A
Tier I capital (to risk-weighted assets)	259,652	10.9%	N/A	N/A	N/A	N/A	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	259,652	10.9%	N/A	N/A	N/A	N/A	N/A	N/A
Tier I capital (to average assets)	259,652	9.3%	N/A	N/A	N/A	N/A	N/A	N/A
Bank First, N.A:
Total capital (to risk-weighted assets)	$291,994	12.2%	191,339	8.0%	251,133	10.50%	239,174	10.0%
Tier I capital (to risk-weighted assets)	271,679	11.4%	143,505	6.0%	203,298	8.50%	191,339	8.0%
Common equity tier I capital (to risk-weighted assets)	271,679	11.4%	107,628	4.5%	167,422	7.00%	155,463	6.5%
Tier I capital (to average assets)	271,679	9.7%	111,825	4.0%	111,825	4.00%	139,781	5.0%

As previously mentioned, the Company carried $17.5 million of subordinated debt as of June 30, 2022 and December 31, 2021, respectively, which is included in total capital for the Company in the tables above.

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

Loan commitments and standby and direct pay letters of credit do not necessarily represent our future cash requirements because while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. Our off-balance sheet arrangements at the dates indicated were as follows:

	Amounts of Commitments Expiring - By Period as of June 30, 2022
		Less Than One	One to Three	Three to Five
Other Commitments	Total	Year	Years	Years	After Five Years

	(dollars in thousands)
Unused lines of credit	$484,584	$217,664	$56,214	$57,129	$153,577
Standby and direct pay letters of credit	10,726	8,781	1,438	505	2
Credit card arrangements	15,618	—	—	—	15,618
Total commitments	$510,928	$226,445	$57,652	$57,634	$169,197

	Amounts of Commitments Expiring - By Period as of December 31, 2021
		Less Than	One to	Three to	After Five
Other Commitments	Total	One Year	Three Years	Five Years	Years

	(dollars in thousands)
Unused lines of credit	$502,131	$235,004	$72,240	$54,594	$140,293
Standby and direct pay letters of credit	9,062	7,172	1,414	473	3
Credit card arrangements	10,916	—	—	—	10,916
Total commitments	$522,109	$242,176	$73,654	$55,067	$151,212

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

This simulation assumes that there is no growth in interest-earning assets or interest-bearing liabilities over the next 12 months. The changes to net interest income shown below are in compliance with the Company’s policy guidelines. As of June 30, 2022:

Change in Interest Rates	Percentage Change in
(in Basis Points)	Net Interest Income
+400	1.4%
+300	1.2%
+200	1.2%
+100	0.8%
-100	(2.5)%

As of December 31, 2021:

Change in Interest Rates	Percentage Change in
(in Basis Points)	Net Interest Income
+400	9.3%
+300	7.6%
+200	6.2%
+100	3.6%
-100	(4.3)%

Economic Value of Equity Analysis. We also analyze the sensitivity of the Company’s financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between estimated changes in the present value of the Company’s assets and estimated changes in the present value of the Company’s liabilities assuming various changes in current interest rates. The Company’s economic value of equity analysis as of June 30, 2022 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Company would experience a 2.91% increase in the economic value of equity. At the same date, our analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, the Company would experience a 3.51% decrease in the economic value of equity. The estimates of changes in the economic value of our equity require us to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on the economic value of our equity. Although our economic value of equity analysis provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of our equity and will differ from actual results.

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

Changes in Internal Control Over Financial Reporting

No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

We are a party to various litigation in the normal course of business. Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on our financial position, results of operations or liquidity.

ITEM 1A.     RISK FACTORS

Additional information regarding risk factors appears in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements” of this Form 10-Q and in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes during the quarterly period ended June 30, 2022 to the risk factors previously disclosed in the Company’s Annual Report.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.
(b)	None.
(c)	Issuer Purchases of Equity Securities

On April 19, 2022, the Company reactivated its share repurchase program, pursuant to which the Company may repurchase up to $30 million of its common stock, par value $0.01 per share, for a period of one (1) year, ending on April 18, 2023. The program was announced in a Current Report on Form 8-K on April 19, 2022. The table below sets forth information regarding repurchases of our common stock during the second quarter of 2022 under that program as well as pursuant to the 2020 Equity Plan and other repurchases.

			Total Number	Maximum Number
			of Shares Repurchased as	of Shares
			Part of	that May Yet Be
	Total Number of Shares	Average Price Paid per	Publicly Announced	Purchased Under the
(in thousands, except per share data)	Repurchased	Share(1)	Plans or Programs	Plans or Programs(2)
April 2022	36,057	$71.96	36,057.00	359,669.00
May 2022	36,979	70.94	36,979.00	322,690.00
June 2022	27,801	73.23	27,801.00	294,889.00
Total	100,837	$72.04	100,837.00	294,889.00
(1)	The average price paid per share is calculated on a trade date basis for all open market transactions and excludes commissions and other transaction expenses.
(2)	Based on the closing per share price as of June 30, 2022 ($75.81).

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.       MINE SAFETY DISCLOSURES

None.

ITEM 5.       OTHER INFORMATION

None

ITEM 6.       EXHIBITS

Exhibit Index

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rules 13a-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer**
101 INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK FIRST CORPORATION

DATE:	August 9, 2022	BY:	/s/Kevin M. LeMahieu
Kevin M. LeMahieu
Chief Financial Officer
(Principal Financial and Accounting Officer)