Form 10-Q
period 2022-09-30
Bank First Corp
filed 2022-11-09
CIK 1746109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of November 9, 2022 was 9,028,991 shares.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS:

BANK FIRST CORPORATION

Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$45,780	$29,171
Interest-bearing deposits	97,661	267,689
Cash and cash equivalents	143,441	296,860
Securities held to maturity, at amortized cost ($39,134 and $5,922 fair value at September 30, 2022 and December 31, 2021, respectively)	40,826	5,911
Securities available for sale, at fair value	303,280	212,689
Loans held for sale	1,253	786
Loans, net	2,835,022	2,215,199
Premises and equipment, net	57,019	49,461
Goodwill	111,551	55,357
Other investments	14,905	9,004
Cash value of life insurance	45,761	31,897
Core deposit intangibles, net	17,810	4,035
Mortgage servicing rights ("MSR")	9,563	5,016
Other real estate owned (“OREO”)	1,405	150
Investment in minority-owned subsidiaries	44,146	42,935
Other assets	14,772	8,252
TOTAL ASSETS	$3,640,754	$2,937,552
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Interest-bearing deposits	$2,166,398	$1,728,504
Noninterest-bearing deposits	971,803	799,936
Total deposits	3,138,201	2,528,440
Securities sold under repurchase agreements	21,963	41,122
Notes payable	2,569	8,011
Subordinated notes	23,500	17,500
Other liabilities	15,106	19,826
Total liabilities	3,201,339	2,614,899
Stockholders’ equity:
Serial preferred stock - $0.01 par value
Authorized - 5,000,000 shares	—	—
Common stock - $0.01 par value
Authorized - 20,000,000 shares
Issued - 10,064,858 and 8,478,383 shares as of September 30, 2022 and December 31, 2021, respectively
Outstanding - 9,028,630 and 7,616,540 shares as of September 30, 2022 and December 31, 2021, respectively	101	85
Additional paid-in capital	218,365	93,149
Retained earnings	284,907	258,104
Treasury stock, at cost - 1,036,228 and 861,843 shares as of September 30, 2022 and December 31, 2021, respectively	(45,219)	(32,294)
Accumulated other comprehensive income (loss)	(18,739)	3,609
Total stockholders’ equity	439,415	322,653
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,640,754	$2,937,552

See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statements of Income

(In thousands, except per share data) (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Interest income:
Loans, including fees	$28,353	$23,584	$74,131	$69,792
Securities:
Taxable	1,590	739	4,266	1,953
Tax-exempt	453	465	1,339	1,402
Other	344	110	1,044	196
Total interest income	30,740	24,898	80,780	73,343
Interest expense:
Deposits	2,637	1,769	5,939	5,906
Securities sold under repurchase agreements	100	3	104	8
Borrowed funds	310	192	1,274	578
Total interest expense	3,047	1,964	7,317	6,492
Net interest income	27,693	22,934	73,463	66,851
Provision for loan losses	—	650	1,700	2,500
Net interest income after provision for loan losses	27,693	22,284	71,763	64,351
Noninterest income:
Service charges	1,383	1,491	4,246	4,554
Income from Ansay and Associates, LLC (“Ansay”)	671	756	2,316	2,204
Income from UFS, LLC (“UFS”)	852	751	2,120	1,780
Loan servicing income	1,673	599	4,841	2,282
Net gain on sales of mortgage loans	264	1,206	1,338	6,204
Net gain on sales and valuations of OREO	—	—	146	206
Other	323	228	944	791
Total noninterest income	5,166	5,031	15,951	18,021
Noninterest expense:
Salaries, commissions, and employee benefits	10,812	6,996	24,993	21,208
Occupancy	1,176	1,070	3,505	3,248
Data processing	1,577	1,259	4,353	4,010
Postage, stationery, and supplies	215	204	542	532
Net loss on sale of other investments	—	3	—	3
Advertising	61	50	205	152
Charitable contributions	150	121	553	399
Outside service fees	2,538	741	5,096	2,300
Amortization of intangibles	751	351	1,338	1,053
Other	1,615	1,674	4,260	4,216
Total noninterest expense	18,895	12,469	44,845	37,121
Income before provision for income taxes	13,964	14,846	42,869	45,251
Provision for income taxes	3,431	3,628	10,499	10,971
Net Income	$10,533	$11,218	$32,370	$34,280
Earnings per share - basic	$1.26	$1.46	$4.15	$4.45
Earnings per share - diluted	$1.26	$1.46	$4.15	$4.45
Dividends per share	$0.25	$0.50	$0.69	$0.92

See accompanying notes to unaudited consolidated financial statements

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statements of Comprehensive Income

(In thousands) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Net Income	$10,533	$11,218	$32,370	$34,280
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities:
Unrealized holding losses arising during period	(9,188)	(931)	(30,613)	(1,902)
Amortization of unrealized holding gains on securities transferred from available for sale to held to maturity	—	—	(1)	(1)
Reclassification adjustment for losses included in net income	—	3	—	3
Income tax benefit	2,480	250	8,266	512
Total other comprehensive loss	(6,708)	(678)	(22,348)	(1,388)
Comprehensive income	$3,825	$10,540	$10,022	$32,892

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statement of Stockholders’ Equity

(In thousands, except share and per share data) (Unaudited)

						Accumulated
	Serial		Additional			Other	Total
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive	Stockholders'
	Stock	Stock	Capital	Earnings	Stock	Income (loss)	Equity

Balance at January 1, 2021	$—	$85	$92,847	$221,393	$(25,227)	$5,759	$294,857
Net income	—	—	—	11,514	—	—	11,514
Other comprehensive loss	—	—	—	—	—	(1,236)	(1,236)
Purchase of treasury stock	—	—	—	—	(402)	—	(402)
Sale of treasury stock	—	—	—	—	23	—	23
Cash dividends ($0.21 per share)	—	—	—	(1,618)	—	—	(1,618)
Amortization of stock-based compensation	—	—	304	—	—	—	304
Vesting of restricted stock awards	—	—	(1,046)	—	1,046	—	—

Balance at March 31, 2021	—	85	92,105	231,289	(24,560)	4,523	303,442
Net income	—	—	—	11,548	—	—	11,548
Other comprehensive income	—	—	—	—	—	526	526
Purchase of treasury stock	—	—	—	—	(2,858)	—	(2,858)
Sale of treasury stock	—	—	—	—	21	—	21
Cash dividends ($0.21 per share)	—	—	—	(1,615)	—	—	(1,615)
Amortization of stock-based compensation	—	—	366	—	—	—	366
Vesting of restricted stock awards	—	—	(45)	—	45	—	—

Balance at June 30, 2021	—	85	92,426	241,222	(27,352)	5,049	311,430
Net income	—	—	—	11,218	—	—	11,218
Other comprehensive loss	—	—	—	—	—	(678)	(678)
Purchase of treasury stock	—	—	—	—	(3,271)	—	(3,271)
Sale of treasury stock	—	—	—	—	21	—	21
Cash dividends ($0.50 per share)	—	—	—	(3,821)	—	—	(3,821)
Amortization of stock-based compensation	—	—	363	—	—	—	363

Balance at September 30, 2021	$—	$85	$92,789	$248,619	$(30,602)	$4,371	$315,262

Balance at January 1, 2022	$—	$85	$93,149	$258,104	$(32,294)	$3,609	$322,653
Net income	—	—	—	10,183	—	—	10,183
Other comprehensive loss	—	—	—	—	—	(8,199)	(8,199)
Purchase of treasury stock	—	—	—	—	(5,018)	—	(5,018)
Sale of treasury stock	—	—	—	—	37	—	37
Cash dividends ($0.22 per share)	—	—	—	(1,673)	—	—	(1,673)
Amortization of stock-based compensation	—	—	320	—	—	—	320
Vesting of restricted stock awards	—	—	(1,303)	—	1,303	—	—

Balance at March 31, 2022	—	85	92,166	266,614	(35,972)	(4,590)	318,303
Net income	—	—	—	11,654	—	—	11,654
Other comprehensive loss	—	—	—	—	—	(7,441)	(7,441)
Purchase of treasury stock	—	—	—	—	(7,186)	—	(7,186)
Sale of treasury stock	—	—	—	—	23	—	23
Cash dividends ($0.22 per share)	—	—	—	(1,638)	—	—	(1,638)
Amortization of stock-based compensation	—	—	447	—	—	—	447

Balance at June 30, 2022	—	85	92,613	276,630	(43,135)	(12,031)	314,162
Net income	—	—	—	10,533	—	—	10,533
Other comprehensive loss	—	—	—	—	—	(6,708)	(6,708)
Purchase of treasury stock	—	—	—	—	(2,109)	—	(2,109)
Sale of treasury stock	—	—	—	—	25	—	25
Cash dividends ($0.25 per share)	—	—	—	(2,256)	—	—	(2,256)
Amortization of stock-based compensation	—	—	448	—	—	—	448
Shares issued in the acquisition of Denmark Bancshares, Inc. (1,586,475 shares)	—	16	125,304	—	—	—	125,320

Balance at September 30, 2022	$—	$101	$218,365	$284,907	$(45,219)	$(18,739)	$439,415

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2022	2021

Cash flows from operating activities:
Net income	$32,370	$34,280
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,700	2,500
Depreciation and amortization of premises and equipment	1,209	1,384
Amortization of intangibles	1,338	1,053
Net amortization of securities	337	586
Amortization of stock-based compensation	1,215	1,033
Accretion of purchase accounting valuations	(962)	(750)
Net change in deferred loan fees and costs	(946)	(99)
Change in fair value of MSR and other investments	(3,010)	728
Gain on sale and disposal of premises and equipment	—	(43)
Gain on sale of OREO and valuation allowance	(146)	(206)
Proceeds from sales of mortgage loans	74,463	235,023
Originations of mortgage loans held for sale	(73,593)	(232,053)
Gain on sales of mortgage loans	(1,338)	(6,204)
Realized loss on sale of securities	—	3
Undistributed income of UFS joint venture	(2,120)	(1,780)
Undistributed income of Ansay joint venture	(2,316)	(2,204)
Net earnings on life insurance	(636)	(575)
Decrease in other assets	4,206	822
Decrease in other liabilities	(11,776)	(8,835)
Net cash provided by operating activities	19,995	24,663
Cash flows from investing activities, net of effects of business combination:
Activity in securities available for sale and held to maturity:
Sales	—	9,087
Maturities, prepayments, and calls	11,836	28,307
Purchases	(138,303)	(22,463)
Net increase in loans	(162,677)	(16,833)
Dividends received from UFS	1,861	1,981
Dividends received from Ansay	1,364	1,368
Proceeds from sale of OREO	320	1,892
Proceeds from sales of other investments	—	264
Net purchases of Federal Home Loan Bank (“FHLB”) stock	(1,171)	—
Net purchases of Federal Reserve Bank (“FRB”) stock	(1,500)	—
Proceeds from sale of premises and equipment	—	548
Purchases of premises and equipment	(5,324)	(2,896)
Net cash received in business combination	154,364	—
Net cash provided by (used in) investing activities	(139,230)	1,255

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statements of Cash Flows (Continued)

(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2022	2021

Cash flows from financing activities, net of effects of business combination:
Net increase in deposits	$5,020	$150,541
Net decrease in securities sold under repurchase agreements	(19,159)	(18,975)
Proceeds from advances of notes payable	3,122,700	5,000
Repayment of notes payable	(3,128,950)	(19,230)
Proceeds from issuance of subordinated notes	6,000	—
Dividends paid	(5,567)	(7,054)
Proceeds from sales of common stock	85	65
Repurchase of common stock	(14,313)	(6,531)
Net cash provided by (used in) financing activities	(34,184)	103,816
Net increase (decrease) in cash and cash equivalents	(153,419)	129,734
Cash and cash equivalents at beginning of period	296,860	170,219
Cash and cash equivalents at end of period	$143,441	$299,953

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$6,985	$7,064
Income taxes	9,835	12,260
Supplemental schedule of noncash activities:
MSR resulting from sale of loans	658	1,447
Amortization of unrealized holding gains on securities transferred from available for sale to held to maturity recognized in other comprehensive income, net of tax	(1)	(1)
Change in unrealized gains and losses on investment securities available for sale, net of tax	(22,347)	(1,387)

Acquisition:
Fair value of assets acquired	$685,840	$—
Fair value of liabilities assumed	612,700	—
Net assets acquired	$73,140	$—
Common stock issued in acquisition	$125,320	$—

See accompanying notes to consolidated financial statements.

BANK FIRST CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

NOTE 1 – BASIS OF PRESENTATION

Bank First Corporation (the “Company”) provides a variety of financial services to individual and corporate customers through its wholly-owned subsidiary, Bank First, N.A. (the “Bank”). The Bank operates as a full-service financial institution with a primary market area including, but not limited to, the counties in which the Bank’s branches are located. The Bank has twenty-six locations located in Manitowoc, Outagamie, Brown, Winnebago, Sheboygan, Shawano, Waupaca, Ozaukee, Monroe, and Jefferson counties in Wisconsin. The Company and Bank are subject to the regulations of certain federal agencies and undergo periodic examinations by those regulatory authorities.

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

Critical Accounting Policies and Estimates

Preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, the allowance for loan losses (“ALL”), valuation of loans in acquisition transactions, valuation of mortgage servicing rights, useful lives for depreciation and amortization, fair value of financial instruments, other-than-temporary impairment calculations, valuation of deferred tax assets, uncertain income tax positions and contingencies. Estimates that are particularly susceptible to significant change for the Company include the determination of the ALL, the determination of the valuation of mortgage servicing rights, the determination and assessment of deferred tax assets and liabilities, and the valuation of loans acquired in acquisition transactions; therefore, these are critical accounting policies. Factors that may cause sensitivity to the aforementioned estimates include but are not limited to: external market factors such as market interest rates and employment rates, changes to operating policies and procedures, changes in applicable banking or tax regulations, and changes to deferred tax estimates. Actual results may ultimately differ from estimates, although management does not generally believe such differences would materially affect the consolidated financial statements in any individual reporting period presented.

There have been no material changes or developments with respect to the assumptions or methodologies that the Company uses when applying what management believes are critical accounting policies and developing critical accounting estimates as previously disclosed in the Company’s Annual Report.

Recently Issued Not Yet Effective Accounting Standards

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” Certain aspects of this ASU were updated in November 2018 by the issuance of ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses”. The main objective of the ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in the ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. During 2019 FASB issued ASU 2019-10 which delayed the effective date of ASU 2016-13 for smaller, publicly traded companies, until interim and annual periods beginning after December 15, 2022. This delay applies to the Company as it was classified as a “Smaller reporting company”

as defined in Rule 12b-2 of the Exchange Act as of the date ASU 2019-10 was enacted. During the first half of 2019 the Company engaged a third-party partner to assist it in implementation of this standard. Over the last three years significant progress has been made working through the assumptions, drivers, documentation and other mechanics for the calculation of the Company’s ALL under ASU 2016-13. Throughout this process, Management has evaluated the impact of this update. Management has begun running a calculation of its allowance under ASU 2016-13 parallel to its current modeling to assess the functioning of the ASU 2016-13 model while also documenting the controls that will be in place around the process when the Company implements this standard. Results of these parallel calculations indicate that the Bank’s ALL to total loans coverage ratio would fall within a range of 1.00% to 1.20% under ASU 2016-13 in the current environment, compared to 0.81% as of September 30, 2022 under the current methodology.

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

NOTE 2 – ACQUISITIONS

On August 12, 2022, the Company completed a merger with Denmark, a bank holding company headquartered in Denmark, Wisconsin, pursuant to the Agreement and Plan of Bank Merger (“Merger Agreement”), dated as of January 18, 2022 by and among the Company and Denmark, whereby Denmark merged with and into the Company, and Denmark State Bank, Denmark’s wholly-owned banking subsidiary, merged with and into the Bank. Denmark’s principal activity was the ownership and operation of Denmark State Bank, a state-chartered banking institution that operated seven (7) branches in Wisconsin at the time of closing. The merger consideration totaled approximately $129.3 million.

Pursuant to the terms of the Merger Agreement, Denmark shareholders could elect to receive either 0.5276 shares of the Company’s common stock or $38.10 in cash for each outstanding share of Denmark common stock, subject to a maximum of 20% cash consideration in total, with cash paid in lieu of any remaining fractional share. Company stock issued totaled 1,586,475 shares valued at approximately $125.3 million, with cash of $4.0 million comprising the remainder of merger consideration.

The Company accounted for the transaction under the acquisition method of accounting, and thus, the financial position and results of operations of Denmark prior to the consummation date were not included in the accompanying consolidated financial statements. The accounting required assets purchased and liabilities assumed to be recorded at their respective fair values at the date of acquisition. The Company determined the fair value of core deposit intangibles, securities, premises and equipment, loans, other assets and liabilities and deposits with the assistance of third party valuations, appraisals and third party advisors. The estimated fair values will be subject to refinement for up to one year after deal consummation as additional information becomes available relative to the closing date fair values.

The fair value of the assets acquired and liabilities assumed on August 12, 2022 was as follows:

	As Recorded by	Fair Value	As Recorded by
(in thousands)	Denmark	Adjustments	the Company
Cash, cash equivalents and securities	$188,017	$(148)	$187,869
Other investments	3,566	—	3,566
Loans, net	459,413	(2,358)	457,055
Premises and equipment, net	5,980	(1,635)	4,345
Core deposit intangible	—	15,112	15,112
Other assets	17,704	189	17,893
Total assets acquired	$674,680	$11,160	$685,840

Deposits	$604,636	$166	$604,802
Other borrowings	842	—	842
Other liabilities	3,951	3,105	7,056
Total liabilities assumed	$609,429	$3,271	$612,700

Excess of assets acquired over liabilities assumed	$65,251	$7,889	$73,140
Less: purchase price			129,334
Goodwill			$56,194

The following unaudited pro forma information is presented for illustrative purposes only. The pro forma information should not be relied upon as being indicative of the historical results of operations the companies would have had if the merger had occurred before such periods or the future results of operations that the companies will experience as a result of the merger. The pro forma information, although helpful in illustrating the financial characteristics of the combined company under one set of assumptions, does not reflect the benefits of expected cost savings, opportunities to earn additional revenue, the impact of restructuring and merger-related expenses, or other factors that may result as a consequence of the merger and, accordingly, does not attempt to predict or suggest future results. The unaudited pro forma information set forth below gives effect to the merger as if it had occurred on January 1, 2021, the beginning of the earliest period presented.

	Nine Months Ended	Year Ended
(in thousands, except per share data)	September 30, 2022	December 31, 2021
Total revenue, net of interest expense	$105,099	$140,904
Net income	$34,572	$49,589
Diluted earnings per common share	3.78	5.35

On July 25, 2022, the Company entered into an Agreement and Plan of Merger with Hometown Bancorp, Ltd. (“Hometown”), a Wisconsin Corporation, under which Hometown will merge with and into the Company and Hometown’s banking subsidiary, Hometown Bank, will merge with and into the Bank. The transaction is expected to close during the first quarter of 2023 and is subject to, among other items, approval by the shareholders of Hometown and regulatory agencies. Merger consideration will consist of up to 30% cash and no less than 70% common stock of the Company, and will total approximately $124 million, subject to the fair market value of the Company’s common stock on the date of closing. Based on results as of September 30, 2022, the combined company would have total assets of approximately $4.26 billion, loans of approximately $3.25 billion and deposits of approximately $3.68 billion.

For more information concerning the Company’s acquisitions, see “Note 2 – Acquisition” in the Company’s audited consolidated financial statements included in the Company’s Annual Report.

NOTE 3 – EARNINGS PER SHARE

The two-class method is used in the calculation of basic and diluted earnings per share. Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. There were no anti-dilutive stock options for the nine months ended September 30, 2022 or 2021.

The following table presents the factors used in the earnings per share computations for the period indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic
Net income available to common shareholders	$10,533	$11,218	$32,370	$34,280
Less: Earnings allocated to participating securities	(76)	(88)	(247)	(266)
Net income allocated to common shareholders	$10,457	$11,130	$32,123	$34,014

Weighted average common shares outstanding including participating securities	8,265,186	7,665,272	7,796,259	7,698,284
Less: Participating securities (1)	(59,272)	(59,731)	(59,170)	(59,427)
Average shares	8,205,914	7,605,541	7,737,089	7,638,857

Basic earnings per common shares	$1.26	$1.46	$4.15	$4.45

Diluted
Net income available to common shareholders	$10,533	$11,218	$32,370	$34,280

Weighted average common shares outstanding for basic earnings per common share	8,205,914	7,605,541	7,737,089	7,638,857
Add: Dilutive effects of stock based compensation awards	22,283	19,250	20,637	19,971
Average shares and dilutive potential common shares	8,228,197	7,624,791	7,757,726	7,658,828
Diluted earnings per common share	$1.26	$1.46	$4.15	$4.45
(1)	Participating securities are restricted stock awards whereby the stock certificates have been issued, are included in outstanding shares, receive dividends and can be voted, but have not vested.

NOTE 4 – SECURITIES

The following is a summary of available for sale securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
September 30, 2022
U.S. Treasury securities	$149,601	$—	$(8,851)	$140,750
Obligations of U.S. Government sponsored agencies	25,281	—	(3,411)	21,870
Obligations of states and political subdivisions	91,217	14	(10,096)	81,135
Mortgage-backed securities	39,840	—	(2,370)	37,470
Corporate notes	21,509	392	(1,314)	20,587
Certificates of deposit	1,503	—	(35)	1,468
Total available for sale securities	$328,951	$406	$(26,077)	$303,280

December 31, 2021
U.S. Treasury securities	$49,574	$121	$(193)	$49,502
Obligations of U.S. Government sponsored agencies	26,722	165	(341)	26,546
Obligations of states and political subdivisions	83,019	3,786	(67)	86,738
Mortgage-backed securities	26,143	1,117	(1)	27,259
Corporate notes	20,760	436	(94)	21,102
Certificates of deposit	1,529	13	—	1,542
Total available for sale securities	$207,747	$5,638	$(696)	$212,689

The following is a summary of held to maturity securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
September 30, 2022
U.S. Treasury securities	$35,630	$—	$(1,687)	$33,943
Obligations of states and political subdivisions	5,196	—	(5)	5,191
Total held to maturity securities	$40,826	$—	$(1,692)	$39,134
December 31, 2021
Obligations of states and political subdivisions	$5,911	$11	$—	$5,922

The following table shows the fair value and gross unrealized losses of securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		Greater Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

September 30, 2022 - Available for Sale
U.S. Treasury securities	$140,750	$(8,851)	$—	$—	$140,750	$(8,851)
Obligations of U.S. Government sponsored agencies	18,326	(2,429)	3,544	(982)	21,870	(3,411)
Obligations of states and political subdivisions	75,119	(10,096)	—	—	75,119	(10,096)
Mortgage-backed securities	37,470	(2,370)	—	—	37,470	(2,370)
Corporate notes	12,895	(1,314)	—	—	12,895	(1,314)
Certificate of Deposits	1,468	(35)	—	—	1,468	(35)
Totals	$286,028	$(25,095)	$3,544	$(982)	$289,572	$(26,077)

September 30, 2022 - Held to Maturity
U.S. Treasury securities	$33,943	$(1,687)	$—	$—	$33,943	$(1,687)
Obligations of states and political subdivisions	415	(5)	—	—	415	(5)
	$34,358	$(1,692)	$—	$—	$34,358	$(1,692)

December 31, 2021 - Available for Sale
U.S. Treasury securities	$34,746	$(193)	$—	$—	$34,746	$(193)
Obligations of U.S. Government sponsored agencies	13,185	(86)	4,558	(255)	17,743	(341)
Obligations of states and political subdivisions	8,624	(67)	—	—	8,624	(67)
Mortgage-backed securities	254	(1)	—	—	254	(1)
Corporate notes	8,973	(94)	—	—	8,973	(94)
Totals	$65,782	$(441)	$4,558	$(255)	$70,340	$(696)

As of September 30, 2022, the Company does not consider its securities with unrealized losses to be other-than-temporarily impaired, as the unrealized losses in each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. The Company has the intent and ability to hold its securities to maturity or until par is recovered. There were no other-than-temporary impairments charged to earnings during the nine months ended September 30, 2022 or 2021.

The following is a summary of amortized cost and estimated fair value of securities by contractual maturity as of September 30, 2022. Contractual maturities will differ from expected maturities for mortgage-backed securities because borrowers may have the right to call or prepay obligations without penalties.

	Available for Sale		Held to Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$103,648	$102,497	$1,044	$1,043
Due after one year through 5 years	22,408	21,333	38,028	36,390
Due after 5 years through ten years	91,139	81,108	1,754	1,701
Due after 10 years	71,916	60,872	—	—
Subtotal	289,111	265,810	40,826	39,134
Mortgage-backed securities	39,840	37,470	—	—
Total	$328,951	$303,280	$40,826	$39,134

There were no realized gains or losses on sales of securities available for sale or held to maturity for the nine months ended September 30, 2022. The following is a summary of the proceeds from sales of securities available for sale and held to maturity, as well as gross losses for the nine months ended September 30, 2021.

	2022	2021
Proceeds from sales of securities	$—	$9,087
Gross gains on sales	—	—
Gross losses on sales	—	(3)

NOTE 5 – LOANS, ALLOWANCE FOR LOAN LOSSES, AND CREDIT QUALITY

The following table presents total loans by portfolio segment and class of loan as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021
Commercial/industrial	$486,839	$367,284
Commercial real estate - owner occupied	723,964	574,960
Commercial real estate - non-owner occupied	668,505	537,077
Construction and development	209,619	132,675
Residential 1‑4 family	706,794	571,749
Consumer	43,953	31,992
Other	19,178	21,489
Subtotals	2,858,852	2,237,226
ALL	(23,045)	(20,315)
Loans, net of ALL	2,835,807	2,216,911
Deferred loan fees and costs	(785)	(1,712)
Loans, net	$2,835,022	$2,215,199

A summary of the activity in the ALL by loan type as of September 30, 2022 and 2021 is summarized as follows:

		Commercial	Commercial
		Real Estate -	Real Estate -	Construction
	Commercial /	Owner	Non - Owner	and	Residential
	Industrial	Occupied	Occupied	Development	1-4 Family	Consumer	Other	Total
ALL - January 1, 2022	$3,699	$5,633	$5,151	$984	$4,445	$224	$179	$20,315
Charge-offs	—	—	—	—	(39)	(17)	(27)	(83)
Recoveries	455	74	360	152	6	2	64	1,113
Provision	134	(643)	365	507	1,312	90	(65)	1,700
ALL - September 30, 2022	4,288	5,064	5,876	1,643	5,724	299	151	23,045
ALL ending balance individually evaluated for impairment	150	—	775	—	—	—	—	925
ALL ending balance collectively evaluated for impairment	$4,138	$5,064	$5,101	$1,643	$5,724	$299	$151	$22,120
Loans outstanding - September 30, 2022	$486,839	$723,964	$668,505	$209,619	$706,794	$43,953	$19,178	$2,858,852
Loans ending balance individually evaluated for impairment	487	2,541	1,396	—	211	—	—	4,635
Loans ending balance collectively evaluated for impairment	$486,352	$721,423	$667,109	$209,619	$706,583	$43,953	$19,178	$2,854,217

		Commercial	Commercial
		Real Estate -	Real Estate -	Construction
	Commercial /	Owner	Non - Owner	and	Residential
	Industrial	Occupied	Occupied	Development	1-4 Family	Consumer	Other	Total
ALL - January 1, 2021	$2,049	$6,108	$3,904	$1,027	$3,960	$201	$409	$17,658
Charge-offs	(48)	(289)	—	—	—	—	(21)	(358)
Recoveries	38	343	5	33	12	1	5	437
Provision	971	805	677	(194)	408	30	(197)	2,500
ALL - September 30, 2021	3,010	6,967	4,586	866	4,380	232	196	20,237
ALL ending balance individually evaluated for impairment	93	—	392	—	—	—	—	485
ALL ending balance collectively evaluated for impairment	$2,917	$6,967	$4,194	$866	$4,380	$232	$196	$19,752
Loans outstanding - September 30, 2021	$355,773	$567,906	$542,455	$116,957	$572,821	$33,008	$22,816	$2,211,736
Loans ending balance individually evaluated for impairment	414	3,467	6,617	—	—	—	—	10,498
Loans ending balance collectively evaluated for impairment	$355,359	$564,439	$535,838	$116,957	$572,821	$33,008	$22,816	$2,201,238

The Company’s past due loans as of September 30, 2022 is summarized as follows:

		90 Days
	30-89 Days	or more
	Past Due	Past Due
	Accruing	and Accruing	Non-Accrual	Total
Commercial/industrial	$19	$205	$218	$442
Commercial real estate - owner occupied	—	33	3,609	3,642
Commercial real estate - non-owner occupied	—	—	—	—
Construction and development	—	—	17	17
Residential 1‑4 family	232	162	516	910
Consumer	19	3	10	32
Other	—	—	—	—
	$270	$403	$4,370	$5,043

The Company’s past due loans as of December 31, 2021 is summarized as follows:

		90 Days
	30-89 Days	or more
	Past Due	Past Due
	Accruing	and Accruing	Non-Accrual	Total
Commercial/industrial	$12	$738	$247	$997
Commercial real estate - owner occupied	—	—	5,884	5,884
Commercial real estate - non-owner occupied	65	—	650	715
Construction and development	—	—	19	19
Residential 1‑4 family	2,002	245	439	2,686
Consumer	2	16	2	20
Other	—	—	—	—
	$2,081	$999	$7,241	$10,321

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

The breakdown of loans by risk rating as of September 30, 2022 is as follows:

	Pass (1-5)	6	7	8	Total
Commercial/industrial	$466,355	$304	$20,180	$—	$486,839
Commercial real estate - owner occupied	678,288	333	45,343	—	723,964
Commercial real estate - non-owner occupied	664,162	—	4,343	—	668,505
Construction and development	208,463	—	1,156	—	209,619
Residential 1‑4 family	703,391	—	3,403	—	706,794
Consumer	43,951	—	2	—	43,953
Other	19,178	—	—	—	19,178
	$2,783,788	$637	$74,427	$—	$2,858,852

The breakdown of loans by risk rating as of December 31, 2021 is as follows:

	Pass (1-5)	6	7	8	Total
Commercial/industrial	$355,469	$—	$11,815	$—	$367,284
Commercial real estate - owner occupied	551,801	—	23,159	—	574,960
Commercial real estate - non-owner occupied	532,077	—	5,000	—	537,077
Construction and development	131,429	—	1,246	—	132,675
Residential 1‑4 family	570,022	83	1,644	—	571,749
Consumer	31,988	—	4	—	31,992
Other	21,489	—	—	—	21,489
	$2,194,275	$83	$42,868	$—	$2,237,226

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

A summary of impaired loans individually evaluated as of September 30, 2022 is as follows:

		Commercial	Commercial
		Real Estate -	Real Estate -	Construction
	Commercial/	Owner	Non - Owner	and	Residential
	Industrial	Occupied	Occupied	Development	1-4 Family	Consumer	Other	Total
With an allowance recorded:
Recorded investment	$202	$—	$1,285	$—	$—	$—	$—	$1,487
Unpaid principal balance	202	—	1,285	—	—	—	—	1,487
Related allowance	150	—	775	—	—	—	—	925

With no related allowance recorded:
Recorded investment	$285	$2,541	$111	$—	$211	$—	$—	$3,148
Unpaid principal balance	285	2,541	111	—	211	—	—	3,148
Related allowance	—	—	—	—	—	—	—	—

Total:
Recorded investment	$487	$2,541	$1,396	$—	$211	$—	$—	$4,635
Unpaid principal balance	487	2,541	1,396	—	211	—	—	4,635
Related allowance	150	—	775	—	—	—	—	925

Average recorded investment	$463	$3,753	$1,457	$—	$242	$—	$—	$5,915

A summary of impaired loans individually evaluated as of December 31, 2021 is as follows:

		Commercial	Commercial
		Real Estate -	Real Estate -	Construction
	Commercial/	Owner	Non - Owner	and	Residential
	Industrial	Occupied	Occupied	Development	1‑4 Family	Consumer	Other	Total
With an allowance recorded:
Recorded investment	$357	$—	$1,406	$—	$—	$—	$—	$1,763
Unpaid principal balance	357	—	1,406	—	—	—	—	1,763
Related allowance	70	—	894	—	—	—	—	964

With no related allowance recorded:
Recorded investment	$82	$4,966	$113	$—	$273	$—	$—	$5,434
Unpaid principal balance	82	4,966	113	—	273	—	—	5,434
Related allowance	—	—	—	—	—	—	—	—

Total:
Recorded investment	$439	$4,966	$1,519	$—	$273	$—	$—	$7,197
Unpaid principal balance	439	4,966	1,519	—	273	—	—	7,197
Related allowance	70	—	894	—	—	—	—	964

Average recorded investment	$459	$3,069	$5,098	$—	$267	$—	$—	$8,893

Interest recognized while these loans were impaired is considered immaterial to the consolidated financial statements for the nine months ended September 30, 2022 and 2021.

The following table presents loans acquired with deteriorated credit quality as of September 30, 2022 and December 31, 2021. No loans in this table had a related allowance at either date, and therefore, the below disclosures were not expanded to include loans with and without a related allowance.

	September 30, 2022		December 31, 2021
		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal
	Investment	Balance	Investment	Balance
Commercial & Industrial	$730	$1,180	$596	$685
Commercial real estate - owner occupied	2,566	2,873	2,664	3,146
Commercial real estate - non-owner occupied	—	—	1,018	1,150
Construction and development	—	—	—	—
Residential 1‑4 family	827	1,060	863	1,124
Consumer	—	—	—	—
Other	—	—	—	—
	$4,123	$5,113	$5,141	$6,105

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

The following table represents the change in the accretable and non-accretable components of discounts on loans acquired with deteriorated credit quality for the nine months ended September 30, 2022, and year ended December 31, 2021:

	September 30, 2022		December 31, 2021
	Accretable	Non-accretable	Accretable	Non-accretable
	discount	discount	discount	discount
Balance at beginning of period	$813	$149	$1,250	$176
Acquired balance, net	292	211	—	—
Reclassifications between accretable and non-accretable	61	(61)	27	(27)
Accretion to loan interest income	(476)	—	(464)	—
Balance at end of period	$690	$299	$813	$149

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

As of September 30, 2022 and December 31, 2021 the Company had negligible specific reserves for TDRs.

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

The Bank had no new TDRs during the nine months ended September 30, 2022 or 2021.

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

Following is an analysis of activity in the MSR asset:

	Nine Months Ended	Year Ended
	September 30, 2022	December 31, 2021
Fair value at beginning of period	$5,016	$3,726

Servicing asset additions	658	1,862
Loan payments and payoffs	(660)	(1,319)
Changes in valuation inputs and assumptions used in the valuation model	2,848	747
Amount recognized through earnings	2,846	1,290
MSR asset acquired	1,701	—
Fair value at end of period	$9,563	$5,016

Unpaid principal balance of loans serviced for others	$873,383	$705,462
Mortgage servicing rights as a percent of loans serviced for others	1.09	0.71

The primary economic assumptions utilized by the Company in measuring the value of MSRs were constant prepayment speeds of 8.1 and 13.8 months and discount rates of 10.2% and 10.3% as of September 30, 2022 and December 31, 2021.

NOTE 7 – NOTES PAYABLE

From time to time the Company utilizes FHLB advances to fund liquidity. At September 30, 2022 and December, 31, 2021, the Company had outstanding balances borrowed from the FHLB of $2.6 million and $8.0 million, respectively. The advances, rate, and maturities of FHLB advances were as follows:

			September 30,	December 31,
	Maturity	Rate	2022	2021
Fixed rate, fixed term	01/24/2022	2.51%	$—	$250
Fixed rate, fixed term	05/02/2022	2.98%	—	500
Fixed rate, fixed term	05/16/2022	0.00%	—	5,000
Fixed rate, fixed term	06/08/2022	2.92%	—	500
Fixed rate, fixed term	11/21/2022	3.02%	600	600
Fixed rate, fixed term	06/01/2023	1.79%	842	—
Fixed rate, fixed term	11/21/2023	3.06%	600	600
Fixed rate, fixed term	04/22/2030	0.00%	508	508
			2,550	7,958
Adjustment due to purchase accounting			19	53
			$2,569	$8,011

Future maturities of borrowings were as follows:

	September 30,	December 31,
	2022	2021
1 year or less	$1,442	$6,850
1 to 2 years	600	600
2 to 3 years	—	—
3 to 4 years	—	—
4 to 5 years	—	—
Over 5 years	508	508
	$2,550	$7,958

The Company maintains a $7.5 million line of credit with a commercial bank, which was entered into on May 15, 2022. There were no outstanding balances on this note at September 30, 2022 or December 31, 2021. Any future borrowings will require monthly payments of interest at a variable rate, and will be due in full on May 15, 2024.

NOTE 8 – SUBORDINATED NOTES

During September 2017, the Company entered into subordinated note agreements with three separate commercial banks. The Company had outstanding balances of $11.5 million under these agreements as of September 30, 2022 and December 31, 2021. These notes were all issued with 10-year maturities, carry interest at a variable rate payable quarterly, are callable on or after the sixth anniversary of the issuance dates, and qualify for Tier 2 capital for regulatory purposes.

During July 2020, the Company entered into subordinated note agreements with two separate commercial banks. The Company had outstanding balances of $6.0 million under these agreements as of September 30, 2022 and December 31, 2021. These notes were issued with 10-year maturities, carry interest at a fixed rate of 5.0% through June 30, 2025, and at a variable rate thereafter, payable quarterly. These notes are callable on or after January 1, 2026 and qualify for Tier 2 capital for regulatory purposes.

During August 2022, the Company entered into subordinated note agreements with an individual. The Company had outstanding balances of $6.0 million under these agreements as of September 30, 2022. These notes were issued with 10-year maturities, carry interest at a fixed rate of 5.25% through August 6, 2027, and at a variable rate thereafter, payable quarterly. These notes are callable on or after August 6, 2027 and qualify for Tier 2 capital for regulatory purposes.

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

The Economic Growth, Regulatory Relief, and Consumer Protection Act, signed into law in May 2018 raised the threshold for those bank holding companies subject to the Federal Reserve’s Small Bank Holding Company Policy Statement to $3 billion. As a result, as of the effective date of that change in 2018, the Company was no longer required to comply with the risk-based capital rules applicable to the Bank. The Federal Reserve may, however, require smaller bank holding companies to maintain certain minimum capital levels, depending upon general economic conditions and a bank holding company’s particular condition, risk profile and growth plans. Due to the acquisition of Denmark the Company is subject to compliance with risk-based capital rules beginning with the third quarter of 2022, and will remain so as long as it remains above the $3 billion threshold.

Under regulatory guidance for non-advanced approaches institutions, the Bank is required to maintain minimum amounts and ratios of common equity Tier I capital to risk-weighted assets, including an additional conservation buffer determined by banking regulators. As of September 30, 2022 and December 31, 2021, this buffer was 2.5%. As of September 30, 2022 and December 31, 2021, the Bank met all capital adequacy requirements to which they are subject.

Actual and required capital amounts and ratios are presented below at period-end:

							To Be Well
					Minimum Capital		Capitalized Under
			For Capital		Adequacy with		Prompt Corrective
	Actual		Adequacy Purposes		Capital Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2022
Total capital (to risk-weighted assets):
Company	$375,338	11.92%	$252,010	8.00%	$330,763	10.50%	$315,012	10.00%
Bank	$362,876	11.52%	$251,900	8.00%	$330,619	10.50%	$314,876	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$328,793	10.44%	$189,007	6.00%	$267,761	8.50%	$252,010	8.00%
Bank	$339,831	10.79%	$188,925	6.00%	$267,644	8.50%	$251,900	8.00%
Common Equity Tier 1 capital (to risk-weighted assets):
Company	$328,793	10.44%	$141,756	4.50%	$220,509	7.00%	$204,758	6.50%
Bank	$339,831	10.79%	$141,694	4.50%	$220,413	7.00%	$204,669	6.50%
Tier 1 capital (to average assets):
Company	$328,793	10.22%	$128,705	4.00%	$128,705	4.00%	$160,881	5.00%
Bank	$339,831	10.63%	$127,821	4.00%	$127,821	4.00%	$159,776	5.00%
December 31, 2021
Total capital (to risk-weighted assets):
Company	$297,467	12.44%	NA	NA	NA	NA	NA	NA
Bank	$291,994	12.21%	$191,339	8.00%	$251,133	10.50%	$239,174	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$259,652	10.86%	NA	NA	NA	NA	NA	NA
Bank	$271,679	11.36%	$143,505	6.00%	$203,298	8.50%	$191,339	8.00%
Common Equity Tier 1 capital (to risk-weighted assets):
Company	$259,652	10.86%	NA	NA	NA	NA	NA	NA
Bank	$271,679	11.36%	$107,628	4.50%	$167,422	7.00%	$155,463	6.50%
Tier 1 capital (to average assets):
Company	$259,652	9.29%	NA	NA	NA	NA	NA	NA
Bank	$271,679	9.72%	$111,825	4.00%	$111,825	4.00%	$139,781	5.00%

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate-lock commitments). Rate-lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements and for fixed rate commitments also considers the difference between current levels of interest rates and committed rates. The notional amount of rate-lock commitments at September 30, 2022 and December 31, 2021 was approximately $7.1 million and $21.9 million, respectively.

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

The following commitments were outstanding:

	Notional Amount
	September 30, 2022	December 31, 2021

Commitments to extend credit:
Fixed	$147,480	$90,036
Variable	522,367	412,095
Credit card arrangements	16,787	10,916
Letters of credit	11,889	9,062

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

Information regarding the fair value of assets measured at fair value on a recurring basis is as follows:

	Instruments	Markets	Other	Significant
	Measured	for Identical	Observable	Unobservable
	At Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2022
Assets
Securities available for sale
U.S. Treasury securities	$140,750	$—	$140,750	$—
Obligations of U.S. Government sponsored agencies	21,870	—	21,870	—
Obligations of states and political subdivisions	81,135	—	81,135	—
Mortgage-backed securities	37,470	—	37,470	—
Corporate notes	20,587	—	20,587	—
Certificates of deposit	1,468	—	1,468	—
Mortgage servicing rights	9,563	—	9,563	—

December 31, 2021
Assets
Securities available for sale
U.S. Treasury securities	$49,502	$—	$49,502	$—
Obligations of U.S. Government sponsored agencies	26,546	—	26,546	—
Obligations of states and political subdivisions	86,738	—	86,738	—
Mortgage-backed securities	27,259	—	27,259	—
Corporate notes	21,102	—	21,102	—
Certificates of deposit	1,542	—	1,542	—
Mortgage servicing rights	5,016	—	5,016	—

There were no assets measured on a recurring basis using significant unobservable inputs (Level 3) during these periods.

Information regarding the fair value of assets measured at fair value on a non-recurring basis is as follows:

		Quoted Prices
		In Active	Significant
	Assets	Markets	Other	Significant
	Measured	for Identical	Observable	Unobservable
	At Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2022
OREO	$1,405	$—	$—	$1,405
Impaired Loans, net of impairment reserve	3,710	—	—	3,710
	$5,115	$—	$—	$5,115

December 31, 2021
OREO	$150	$—	$—	$150
Impaired Loans, net of impairment reserve	6,233	—	—	6,233
	$6,383	$—	$—	$6,383

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

				Weighted
		Unobservable	Range of	Average
	Valuation Technique	Inputs	Discounts	Discount
As of September 30, 2022
Other real estate owned	Third party appraisals, sales contracts or brokered price options	Collateral discounts and estimated costs to sell	0%	0%
Impaired loans	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 74%	20.0%

As of December 31, 2021
Other real estate owned	Third party appraisals, sales contracts or brokered price options	Collateral discounts and estimated costs to sell	18% - 97%	18.0%
Impaired loans	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 100%	7.4%

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

The carrying value and estimated fair value of financial instruments at September 30, 2022 and December 31, 2021 follows:

	Carrying
September 30, 2022	amount	Level 1	Level 2	Level 3	Total

Financial assets:
Cash and cash equivalents	$143,441	$143,441	$—	$—	$143,441
Securities held to maturity	40,826	—	39,134	—	39,134
Securities available for sale	303,280	—	303,280	—	303,280
Loans held for sale	1,253	—	—	1,253	1,253
Loans, net	2,835,022	—	—	2,801,373	2,801,373
Other investments, at cost	14,905	—	—	14,905	14,905
Mortgage servicing rights	9,563	—	9,563	—	9,563
Cash surrender value of life insurance	45,761	45,761	—	—	45,761

Financial liabilities:
Deposits	$3,138,201	$—	$—	$2,801,549	$2,801,549
Securities sold under repurchase agreements	21,963	—	21,963	—	21,963
Notes payable	2,569	—	2,569	—	2,569
Subordinated notes	23,500	—	23,500	—	23,500

	Carrying
December 31, 2021	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$296,860	$296,860	$—	$—	$296,860
Securities held to maturity	5,911	—	5,922	—	5,922
Securities available for sale	212,689	—	212,689	—	212,689
Loans held for sale	786	—	—	786	786
Loans, net	2,215,199	—	—	2,210,593	2,210,593
Other investments, at cost	9,004	—	—	9,004	9,004
Mortgage servicing rights	5,016	—	5,016	—	5,016
Cash surrender value of life insurance	31,897	31,897	—	—	31,897
Financial liabilities:
Deposits	$2,528,440	$—	$—	$2,457,287	$2,457,287
Securities sold under repurchase agreements	41,122	—	41,122	—	41,122
Notes payable	8,011	—	8,011	—	8,011
Subordinated notes	17,500	—	17,500	—	17,500

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

NOTE 12 – STOCK BASED COMPENSATION

The Company has made restricted share grants pursuant to the Bank First Corporation 2011 Equity Plan and the Bank First Corporation 2020 Equity Plan, which replaced the 2011 Plan. The purpose of the Plan is to provide financial incentives for selected employees and for the non-employee Directors of the Company, thereby promoting the long-term growth and financial success of the Company. The number of shares of Company stock that may be issued pursuant to awards under the 2020 Plan shall not exceed, in the aggregate, 700,000. As of September 30, 2022, 50,867 shares of Company stock have been awarded under the 2020 Plan. Compensation expense for restricted stock is based on the fair value of the awards of Bank First Corporation common stock at the time of grant. The value of restricted stock grants that are expected to vest is amortized into expense over the vesting periods. For the nine months ended September 30, 2022 and 2021, compensation expense of $1.2 million and $1.0 million, respectively, was recognized related to restricted stock awards.

As of September 30, 2022, there was $2.6 million of unrecognized compensation cost related to non-vested restricted stock awards granted under the plan. That cost is expected to be recognized over a weighted average period of 1.74 years. The aggregate grant date fair value of restricted stock awards that vested during the nine months ended September 30, 2022, was approximately $1.3 million.

	For the year ended		For the year ended
	September 30, 2022		September 30, 2021
		Weighted-		Weighted-
		Average Grant-		Average Grant-
	Shares	Date Fair Value	Shares	Date Fair Value
Restricted Stock
Outstanding at beginning of year	58,611	$61.44	57,175	$53.08
Granted	25,451	69.73	25,416	70.67
Vested	(20,785)	60.52	(21,755)	50.15
Forfeited or cancelled	(4,005)	60.50	(1,105)	62.23
Outstanding at end of year	59,272	$65.85	59,731	$61.46

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

	Nine-month period ended
	September 30, 2022	September 30, 2021
Amortization of ROU Assets - Operating Leases	$(1)	$10
Interest on Lease Liabilities - Operating Leases	74	65
Operating Lease Cost (Cost resulting from lease payments)	73	75
Weighted Average Lease Term (Years) - Operating Leases	24.68	32.25
Weighted Average Discount Rate - Operating Leases	5.50%	5.50%

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liabilities as of September 30, 2022 is as follows:

September 30, 2022
Operating lease payments due:
Within one year	$201
After one but within two years	201
After two but within three years	200
After three but within four years	207
After four years but within five years	161
After five years	3,206
Total undiscounted cash flows	4,176
Discount on cash flows	(2,092)
Total operating lease liabilities	$2,084

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2021, included in our Annual Report and with our unaudited condensed accompanying notes set forth in this Quarterly Report on Form 10-Q for the quarterly period September 30, 2022.

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

OVERVIEW

Bank First Corporation is a Wisconsin corporation that was organized primarily to serve as the holding company for Bank First, N.A. Bank First, N.A., which was incorporated in 1894, is a nationally-chartered bank headquartered in Manitowoc, Wisconsin. It is a member of the Board of Governors of the Federal Reserve System (“Federal Reserve”), and is regulated by the Office of the Comptroller of the Currency (“OCC”). Including its headquarters in Manitowoc, Wisconsin, the Bank has 26 banking locations in Manitowoc, Outagamie, Brown, Winnebago, Sheboygan, Shawano, Waupaca, Ozaukee, Monroe, and Jefferson counties in Wisconsin. The Bank offers loan, deposit and treasury management products at each of its banking locations.

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

The Bank is a 49.8% member of a data processing subsidiary, UFS, which provides core data processing, endpoint management private cloud services, cyber security and digital banking solutions for over 60 Midwest banks. The Bank, through its 100% owned subsidiary TVG Holdings, Inc., also holds a 40% ownership interest in Ansay, an insurance agency providing clients throughout Wisconsin with insurance and risk management solutions. These unconsolidated subsidiary interests contribute noninterest income to the Bank through their underlying annual earnings.

On August 12, 2022, the Company consummated its merger with Denmark pursuant to the Agreement and Plan of Bank Merger, dated as of January 18, 2022, by and among the Company and Denmark, whereby Denmark was merged with and into the Company, and Denmark State Bank, Denmark’s wholly owned banking subsidiary, was merged with and into the Bank. The system integration was completed, and five branches of Denmark State Bank opened on August 15, 2022 as a branch of the Bank, expanding the Bank’s presence in Manitowoc, Brown, Outagamie and Shawano County.

On July 25, 2022, the Company entered into an Agreement and Plan of Merger with Hometown, a Wisconsin Corporation, pursuant to which Hometown will merge with and into the Company and Hometown's banking subsidiary, Hometown Bank, will merge with and into the Bank. The transaction is expected to close during the first quarter of 2023 and is subject to, among other items, approval by the shareholders of Hometown and regulatory agencies. Merger consideration will consist of up to 30% cash and no less than 70% of the common stock of the Company, and will total approximately $124 million, subject to the fair market value of the Company's common stock on the date of closing. Based on results as of September 30, 2022, the combined company would have total assets of approximately $4.26 billion, loans of approximately $3.25 billion, and deposits of approximately $3.68 billion.

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

Additional government spending measures and the availability of vaccines improved consumer confidence and demand, and the economy largely reopened in 2021, leading to a reduction in the unemployment rate and accelerated GDP growth. While 2021 and 2022 have seen a recovery in the U.S. economy compared to 2020, uncertainty and market disruptions such as additional coronavirus variants, pandemic-related supply chain issues and labor shortages persist. The economic expansion has been met with inflationary pressures which have resulted in the Federal Open Market Committee aggressively tightening monetary policy during 2022, beginning in March 2022 and likely including more interest rate hikes in the future. With an asset-sensitive balance sheet and our strong position in our markets, we expect increases in loan demand and interest rates should improve returns going forward.

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

The following tables present certain selected historical consolidated financial data as of the dates or for the period indicated:

	At or for the Three Months Ended					At or for the Nine Months Ended
(In thousands, except per share data)	9/30/2022	6/30/2022	3/31/2022	12/31/2021	9/30/2021	9/30/2022	9/30/2021

Results of Operations:

Interest income	$30,740	$25,820	$24,220	$25,043	$24,898	$80,780	$73,343
Interest expense	3,047	2,340	1,930	1,812	1,964	7,317	6,492

Net interest income	27,693	23,480	22,290	23,231	22,934	73,463	66,851
Provision for loan losses	—	500	1,200	600	650	1,700	2,500

Net interest income after provision for loan losses	27,693	22,980	21,090	22,631	22,284	71,763	64,351

Noninterest income	5,166	5,551	5,234	5,520	5,031	15,951	18,021
Noninterest expense	18,895	13,219	12,731	13,435	12,469	44,845	37,121

Income before income tax expense	13,964	15,312	13,593	14,716	14,846	42,869	45,251
Income tax expense	3,431	3,658	3,410	3,553	3,628	10,499	10,971

Net income	$10,533	$11,654	$10,183	$11,163	$11,218	$32,370	$34,280

Earnings per common share - basic	$1.26	$1.55	$1.34	$1.46	$1.46	$4.15	$4.45
Earnings per common share - diluted	1.26	1.55	1.34	1.46	1.46	4.15	4.45

Common Shares:

Basic weighted average	8,205,914	7,457,443	7,540,264	7,570,128	7,605,541	7,737,089	7,638,857
Diluted weighted average	8,228,197	7,472,561	7,559,844	7,595,052	7,624,791	7,757,726	7,658,828
Outstanding	9,028,629	7,470,255	7,570,766	7,616,540	7,641,771	9,028,629	7,641,771

Noninterest income / noninterest expense:

Service charges	$1,383	$1,441	$1,422	$1,574	$1,491	$4,246	$4,554
Income from Ansay	671	819	826	383	756	2,316	2,204
Income from UFS	852	563	705	776	751	2,120	1,780
Loan servicing income	1,673	2,106	1,062	1,557	599	4,841	2,282
Net gain on sales of mortgage loans	264	403	671	1,167	1,206	1,338	6,204
Net gain (loss) on sales and valuations of other real estate owned	—	(25)	171	(186)	—	146	206
Other noninterest income	323	244	377	249	228	944	791

Total noninterest income	$5,166	$5,551	$5,234	$5,520	$5,031	$15,951	$18,021

Personnel expense	$10,812	$7,006	$7,175	$7,307	$6,996	$24,993	$21,208
Occupancy, equipment and office	1,176	1,214	1,115	950	1,070	3,505	3,248
Data processing	1,577	1,431	1,345	1,334	1,259	4,353	4,010
Postage, stationery and supplies	215	144	183	181	204	542	532
Net loss on sales of securities	-	-	-	-	3	—	3
Advertising	61	55	89	75	50	205	152
Charitable contributions	150	235	168	135	121	553	399
Outside service fees	2,538	1,386	1,172	776	741	5,096	2,300
Amortization of intangibles	751	294	293	352	351	1,338	1,053
Other noninterest expense	1,615	1,454	1,191	2,325	1,674	4,260	4,216

Total noninterest expense	$18,895	$13,219	$12,731	$13,435	$12,469	$44,845	$37,121

Period-end balances:

Loans	$2,859,293	$2,387,617	$2,316,688	$2,235,515	$2,208,915	$2,859,293	$2,208,915
Allowance for loan losses	23,045	22,699	21,749	20,315	20,237	23,045	20,237
Investment securities available-for-sale, at fair value	303,280	292,426	297,063	212,689	148,376	303,280	148,376
Investment securities held-to-maturity, at cost	40,826	33,867	5,841	5,911	5,912	40,826	5,912
Goodwill and other intangibles, net	129,361	58,805	59,099	59,392	59,743	129,361	59,743
Total assets	3,640,754	2,961,027	2,924,936	2,937,552	2,846,605	3,640,754	2,846,605
Deposits	3,138,201	2,601,479	2,557,106	2,528,440	2,472,258	3,138,201	2,472,258
Stockholders’ equity	439,415	314,162	318,303	322,653	315,262	439,415	315,262
Book value per common share	48.67	42.06	42.04	42.36	41.26	48.67	41.26
Tangible book value per common share (1)	34.34	34.18	34.24	34.56	33.44	34.34	33.44

Average balances:

Loans	$2,640,397	$2,341,954	$2,271,956	$2,207,615	$2,218,324	$2,419,451	$2,220,570
Interest-earning assets	3,062,921	2,975,376	3,001,174	2,695,175	2,659,584	3,013,382	2,614,140
Total assets	3,349,615	3,186,384	3,209,202	2,901,685	2,861,959	3,249,469	2,816,409
Deposits	2,911,561	2,566,520	2,543,471	2,513,918	2,479,799	2,675,199	2,430,068
Interest-bearing liabilities	2,034,158	2,053,369	2,080,172	1,759,437	1,738,895	2,055,732	1,719,162
Goodwill and other intangibles, net	90,962	58,987	59,285	59,614	59,969	69,861	60,368
Stockholders’ equity	401,130	317,484	322,852	318,837	313,868	347,442	307,517

Financial ratios (2):

Return on average assets	1.25%	1.47%	1.27%	1.53%	1.57%	1.33%	1.62%
Return on average common equity	10.42%	14.72%	12.62%	13.89%	14.30%	12.46%	14.86%
Average equity to average assets	11.98%	9.96%	10.06%	10.99%	10.97%	10.69%	10.92%
Stockholders’ equity to assets	12.07%	10.61%	10.88%	10.98%	11.08%	12.07%	11.08%
Tangible equity to tangible assets (1)	8.83%	8.80%	9.04%	9.15%	9.17%	8.83%	9.17%
Loan yield	4.29%	4.06%	4.02%	4.25%	4.25%	4.13%	4.24%
Earning asset yield	4.03%	3.53%	3.32%	3.74%	3.76%	3.63%	3.80%
Cost of funds	0.59%	0.46%	0.38%	0.41%	0.45%	0.48%	0.50%
Net interest margin, taxable equivalent	3.63%	3.21%	3.06%	3.47%	3.47%	3.30%	3.47%
Net loan charge-offs to average loans	-0.05%	-0.08%	-0.04%	0.02%	-0.01%	-0.04%	0.00%
Nonperforming loans to total loans	0.17%	0.22%	0.24%	0.37%	0.53%	0.17%	0.53%
Nonperforming assets to total assets	0.17%	0.18%	0.19%	0.28%	0.42%	0.18%	0.42%
Allowance for loan losses to loans	0.81%	0.95%	0.94%	0.91%	0.92%	0.81%	0.92%
(1)	These measures are not measures prepared in accordance with GAAP, and are therefore considered to be non-GAAP financial measures. See “GAAP reconciliation and management explanation of non-GAAP financial measures” for a reconciliation of these measures to their most comparable GAAP measures.
(2)	Income statement-related ratios for partial year periods are annualized.

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

	At or for the Three Months Ended					At or for the Nine Months Ended
(In thousands, except per share data)	9/30/2022	6/30/2022	3/31/2022	12/31/2021	9/30/2021	9/30/2022	9/30/2021
Tangible Assets
Total assets	$3,640,754	$2,961,027	$2,924,936	$2,937,552	$2,846,605	$3,640,754	$2,846,605
Adjustments:
Goodwill	(111,551)	(55,357)	(55,357)	(55,357)	(55,357)	(111,551)	(55,357)
Core deposit intangible, net of amortization	(17,810)	(3,448)	(3,742)	(4,035)	(4,386)	(17,810)	(4,386)
Tangible assets	$3,511,393	$2,902,222	$2,865,837	$2,878,160	$2,786,862	$3,511,393	$2,786,862

Tangible Common Equity
Total stockholders’ equity	$439,415	$314,162	$318,303	$322,653	$315,262	$439,415	$315,262
Adjustments:
Goodwill	(111,551)	(55,357)	(55,357)	(55,357)	(55,357)	(111,551)	(55,357)
Core deposit intangible, net of amortization	(17,810)	(3,448)	(3,742)	(4,035)	(4,386)	(17,810)	(4,386)
Tangible common equity	$310,054	$255,357	$259,204	$263,261	$255,519	$310,054	$255,519

Book value per common share	$48.67	$42.06	$42.04	$42.36	$41.26	$48.67	$41.26
Tangible book value per common share	34.34	34.18	34.24	34.56	33.44	34.34	33.44

Total stockholders’ equity to total assets	12.07%	10.61%	10.88%	10.98%	11.08%	12.07%	11.08%
Tangible common equity to tangible assets	8.83%	8.80%	9.04%	9.15%	9.17%	8.83%	9.17%

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2022 and September 30, 2021

General. Net income decreased $0.7 million to $10.5 million for three months ended September 30, 2022, compared to $11.2 million for the same period in 2021. This decrease was primarily due to an increase in noninterest expense from one-time costs related to the acquisition of Denmark in the third quarter of 2022 as well as increased scale of operations from that acquisition impacting approximately half of the quarter. These increased expenses more than offset a rise in net interest income in the year-over-year third quarters.

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

Net interest and dividend income increased by $4.8 million to $27.7 million for the three months ended September 30, 2022 compared to $22.9 million for three months ended September 30, 2021. The increase in net interest income was primarily due to growth in interest earning assets over the last twelve months as well as increasing net interest margin in the year-over-year third quarters. Total average interest-earning assets was $3.06 billion for the three months ended September 30, 2022, up from $2.66 billion for the same period in 2021. Tax equivalent net interest margin increased 0.16% to 3.63% for the three-months ended September 30, 2022, up from 3.47% for the same period in 2021. Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes on both volume and mix and pricing decisions, and external factors include changes in market interest rates, competition and the shape of the interest rate yield curve.

Interest Income. Total interest income increased $5.8 million, or 23.5%, to $30.7 million for the three months ended September 30, 2022 compared to $24.9 million for the same period in 2021. The increase in total interest income was primarily due to the aforementioned growth in interest earnings assets over the last twelve months along with an increase in the average interest rate earned on these assets. The average balance of interest-earning assets increased by $403.3 million during the three months ended September 30, 2022 compared to the same period in 2021 and the average interest rate earned on these assets increased by 0.27% in the year-over-year third quarters.

Interest Expense. Interest expense increased $1.1 million, or 55.1%, to $3.0 million for the three months ended September 30, 2022 compared to $2.0 million for the same period in 2021. The increase in interest expense was primarily due to elevated interest bearing liabilities and higher crediting interest rates on those liabilities.

Interest expense on interest-bearing deposits increased by $0.8 million to $2.6 million for the three months ended September 30, 2022 from $1.8 million for the same period in 2021. The average balance and average cost of interest-bearing deposits was $2.0 million and 0.52% for the three months ended September 30, 2022, compared to $1.7 million and 0.42% for the same period in 2021.

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

We did not record a provision for loan loss during the three months ended September 30, 2022 compared to a provision of $0.7 million for the same period in 2021. We recorded net recoveries of $0.3 million for the three months ended September 30, 2022 compared to negligible net recoveries for the same period in 2021. The ALL was $23.0 million, or 0.81% of total loans, at September 30, 2022 compared to $20.2 million, or 0.92% of total loans at September 30, 2021. The decreased ALL coverage was the result of a significant increase in total purchased loans, due to the Denmark acquisition during the third quarter of 2022, which carry a fair value mark in lieu of a portion of the ALL until they are paid off or renewed.

Noninterest Income. Noninterest income is an important component of our total revenues. A significant portion of our noninterest income is associated with service charges and income from the Bank’s unconsolidated subsidiaries, Ansay and UFS. Other sources of noninterest income include loan servicing fees and gains on sales of mortgage loans.

Noninterest income increased $0.1 million to $5.2 million for the three months ended September 30, 2022 compared to $5.0 million for the same period in 2021. This increase was primarily the result of higher loan servicing income, which includes the impact of valuation updates to the Company’s MSRs, offset by a significant reduction in net gains on sales of mortgage loans quarter-over-quarter as the Company, and the banking industry as a whole, saw a slowdown in residential mortgage lending. MSR valuation updates added $0.9 million to servicing income during the third quarter of 2022, compared to no change during the prior year third quarter.

The major components of our noninterest income are listed below:

	Three Months Ended September 30,
	2022	2021	$ Change	% Change

	(In thousands)
Noninterest Income
Service charges	$1,383	$1,491	$(108)	(7)%
Income from Ansay	671	756	(85)	(11)%
Income from UFS	852	751	101	13%
Loan servicing income	1,673	599	1,074	179%
Net gain on sales of mortgage loans	264	1,206	(942)	(78)%
Other	323	228	95	42%
Total noninterest income	$5,166	$5,031	$135	3%

Noninterest Expense. Noninterest expense increased $6.4 million to $18.9 million for the three months ended September 30, 2022 compared to $12.5 million for the same period in 2021. Significant one-time expenses from the Company’s acquisition of Denmark during the third quarter of 2022 caused large increases in salaries, data processing and outside service fees. The added scale resulting from this transaction, which impacted approximately one-half of the third quarter of 2022, further increased salaries, occupancy and data processing. Finally, the acquisition of Denmark resulted in the recording of a core deposit intangible totaling $15.1 million. Amortization of this core deposit intangible began during the third quarter of 2022 and was the cause of the increase in amortization of intangibles in the year-over-year third quarters.

The major components of our noninterest expense are listed below:

	Three Months Ended September 30,
	2022	2021	$ Change	% Change

	(In thousands)
Noninterest Expense
Salaries, commissions, and employee benefits	$10,812	$6,996	$3,816	55%
Occupancy	1,176	1,070	106	10%
Data processing	1,577	1,259	318	25%
Postage, stationary, and supplies	215	204	11	5%
Net loss on sales of securities	—	3	(3)	NM
Advertising	61	50	11	22%
Charitable contributions	150	121	29	24%
Outside service fees	2,538	741	1,797	243%
Amortization of intangibles	751	351	400	114%
Other	1,615	1,674	(59)	(4)%
Total noninterest expenses	$18,895	$12,469	$6,426	52%

Income Tax Expense. We recorded a provision for income taxes of $3.4 million for the three months ended September 30, 2022 compared to a provision of $3.6 million for the same period during 2021, reflecting effective tax rates of 24.6% and 24.4%, respectively. The effective tax rates were reduced from the statutory federal and state income tax rates during both periods as a result of tax-exempt interest income produced by certain qualifying loans and investments in the Bank’s portfolios.

Results of Operations for the Nine months Ended September 30, 2022 and September 30, 2021

General. Net income decreased $1.9 million to $32.4 million for nine months ended September 30, 2022, compared to $34.3 million for the same period in 2021. This decrease was primarily due to a slowdown in residential mortgage production during the first three quarters of 2022 compared to the same period during the prior year and significant one-time expenses related to the Company’s acquisition of Denmark, partially offset by higher net interest income and lower provisions for loan losses during 2022 compared to the prior year period.

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

Net interest and dividend income increased by $6.6 million to $73.5 million for the nine months ended September 30, 2022 compared to $66.9 million for nine months ended September 30, 2021. The increase in net interest income was primarily due to growth in interest earning assets over the last twelvemonths. Total average interest-earning assets was $3.01 billion for the nine months ended September 30, 2022, up from $2.61 billion for the same period in 2021. Tax equivalent net interest margin decreased 0.17% to 3.30% for the nine months ended September 30, 2022, down from 3.47% for the same period in 2021. The decrease in net interest margin was primarily caused by a short-term net interest income enhancement strategy which was in place for much of the first two quarters of 2022. This strategy utilized $300.0 million in short-term borrowings which were invested in short-term, risk-free investments. Investments and borrowings utilized in this strategy had a net interest margin less than 0.20%. While this strategy increased net interest income, it had a detrimental impact on net interest margin. Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes on both volume and mix and pricing decisions, and external factors include changes in market interest rates, competition and the shape of the interest rate yield curve.

Interest Income. Total interest income increased $7.4 million, or 10.1%, to $80.8 million for the nine months ended September 30, 2022 compared to $73.3 million for the same period in 2021. The increase in total interest income was primarily due to growth in interest earnings assets over the last twelve months. The average balance of interest-earning assets increased by $399.2 million during the first nine months of 2022 compared to the same period in 2021.

Interest Expense. Interest expense increased $0.8 million, or 12.7%, to $7.3 million for the nine months ended September 30, 2022 compared to $6.5 million for the same period in 2021. The increase in interest expense was primarily due growth in interest-bearing liabilities over the last twelve months. The average balance of interest-bearing liabilities increased by $336.6 million during the first nine months of 2022 compared to the same period in 2021.

Interest expense on interest-bearing deposits totaled $5.9 million for the nine months ended September 30, 2022 and 2021. The average cost of interest-bearing deposits was 0.43% for the nine months ended September 30, 2022, compared to 0.48% for the same period in 2021.

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

We recorded a provision for loan losses of $1.7 million for the nine months ended September 30, 2022 compared to $2.5 million for the same period in 2021. We recorded net recoveries of $1.0 million for the nine months ended September 30, 2022 compared to net recoveries of $0.1 million for the same period in 2021. The ALL was $23.0 million, or 0.81% of total loans, at September 30, 2022 compared to $20.2 million, or 0.92% of total loans at September 30, 2021. The decreased ALL coverage was the result of a significant increase in total purchased loans, due to the Denmark acquisition during the third quarter of 2022, which carry a fair value mark in lieu of a portion of the ALL until they are paid off or renewed.

Noninterest Income. Noninterest income is an important component of our total revenues. A significant portion of our noninterest income is associated with service charges and income from the Bank’s unconsolidated subsidiaries, Ansay and UFS. Other sources of noninterest income include loan servicing fees and gains on sales of mortgage loans.

Noninterest income decreased $2.1 million to $16.0 million for the nine months ended September 30, 2022 compared to $18.0 million for the same period in 2021. This decrease was caused by a significant reduction in net gains on sales of mortgage loans as the Company, and the banking industry as a whole, saw an extreme slowdown in residential mortgage lending due in part to a higher interest rate environment during 2022 compared to 2021. This decrease was partially offset by higher loan servicing income, which includes the impact of valuation updates to the Company’s MSRs. These valuation updates added $2.8 million to servicing income during the first three quarters of 2022, compared to $0.6 million during the first three quarters of 2021.

The major components of our noninterest income are listed below:

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change

	(In thousands)
Noninterest Income
Service charges	$4,246	$4,554	$(308)	(7)%
Income from Ansay	2,316	2,204	112	5%
Income from UFS	2,120	1,780	340	19%
Loan servicing income	4,841	2,282	2,559	112%
Net gain on sales of mortgage loans	1,338	6,204	(4,866)	(78)%
Net gain on sales and valuations of other real estate owned	146	206	(60)	(29)%
Other	944	791	153	19%
Total noninterest income	$15,951	$18,021	$(2,070)	(11)%

Noninterest Expense. Noninterest expense increased $7.7 million to $44.8 million for the nine months ended September 30, 2022 compared to $37.1 million for the same period in 2021. Significant one-time expenses from the Company’s acquisition of Denmark during the third quarter of 2022 caused large increases in salaries, data processing and outside service fees. The added scale resulting from this transaction, which impacted approximately one-half of the third quarter of 2022, as well as inflationary pressures further increased salaries, occupancy and data processing. Finally, the acquisition of Denmark resulted in the recording of a core deposit intangible totaling $15.1 million. Amortization of this core deposit intangible began during the third quarter of 2022 and was the cause of the increase in amortization of intangibles in the year-over-year periods.

The major components of our noninterest expense are listed below:

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change

	(In thousands)
Noninterest Expense
Salaries, commissions, and employee benefits	$24,993	$21,208	$3,785	18%
Occupancy	3,505	3,248	257	8%
Data processing	4,353	4,010	343	9%
Postage, stationary, and supplies	542	532	10	2%
Net loss on sales of securities	—	3	(3)	NM
Advertising	205	152	53	35%
Charitable contributions	553	399	154	39%
Outside service fees	5,096	2,300	2,796	122%
Amortization of intangibles	1,338	1,053	285	27%
Other	4,260	4,216	44	1%
Total noninterest expenses	$44,845	$37,121	$7,724	21%

Income Tax Expense. We recorded a provision for income taxes of $10.5 million for the nine months ended September 30, 2022 compared to a provision of $11.0 million for the same period during 2021, reflecting effective tax rates of 24.5% and 24.2%, respectively. The effective tax rates were reduced from the statutory federal and state income tax rates during both periods as a result of tax-exempt interest income produced by certain qualifying loans and investments in the Bank’s portfolios.

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

The following tables set forth the distribution of our average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the periods indicated:

	Three Months Ended
	September 30, 2022			September 30, 2021
		Interest			Interest
	Average	Income/	Rate Earned/ Paid	Average	Income/	Rate Earned/ Paid
	Balance	Expenses (1)	(1)	Balance	Expenses (1)	(1)

	(dollars in thousands)
ASSETS
Interest-earning assets
Loans (2)
Taxable	$2,545,855	$109,147	4.29%	$2,132,765	$90,476	4.24%
Tax-exempt	94,542	4,227	4.47%	85,559	3,910	4.57%
Securities
Taxable (available for sale)	240,261	5,453	2.27%	88,821	2,933	3.30%
Tax-exempt (available for sale)	81,355	2,143	2.63%	70,253	2,187	3.11%
Taxable (held to maturity)	31,014	853	2.75%	—	—	—
Tax-exempt (held to maturity)	5,196	134	2.58%	5,912	150	2.54%
Cash and due from banks	64,698	1,366	2.11%	276,274	435	0.16%
Total interest-earning assets	3,062,921	123,323	4.03%	2,659,584	100,091	3.76%
Non interest-earning assets	309,925			222,385
Allowance for loan losses	(23,231)			(20,010)
Total assets	$3,349,615			$2,861,959
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Checking accounts	$262,003	$1,359	0.52%	$203,736	$248	0.12%
Savings accounts	750,027	3,224	0.43%	521,635	1,927	0.37%
Money market accounts	682,260	2,957	0.43%	683,275	2,111	0.31%
Certificates of deposit	297,622	2,725	0.92%	260,581	2,373	0.91%
Brokered deposits	6,781	199	2.93%	12,461	359	2.88%
Total interest-bearing deposits	1,998,693	10,464	0.52%	1,681,688	7,018	0.42%
Other borrowed funds	35,465	1,625	4.58%	57,207	773	1.35%
Total interest-bearing liabilities	2,034,158	12,089	0.59%	1,738,895	7,791	0.45%
Non-interest bearing liabilities
Demand deposits	912,868			798,111
Other liabilities	1,459			11,085
Total liabilities	2,948,485			2,548,091
Shareholders’ equity	401,130			313,868
Total liabilities & shareholders’ equity	$3,349,615			$2,861,959
Net interest income on a fully taxable equivalent basis		111,234			92,300
Less taxable equivalent adjustment		(1,366)			(1,312)
Net interest income		$109,868			$90,988
Net interest spread (3)			3.43%			3.32%
Net interest margin (4)			3.63%			3.47%
(1).	Annualized on a fully taxable equivalent basis calculated using a federal tax rate of 21% for the three months ended September 30, 2022 and 2021.

(2).	Nonaccrual loans are included in average amounts outstanding.
(3).	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4).	Net interest margin represents net interest income on a fully tax equivalent basis as a percentage of average interest-earning assets.

	Nine Months Ended
	September 30, 2022			September 30, 2021
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expenses (1)	Paid (1)	Balance	Expenses (1)	Paid (1)

	(dollars in thousands)
ASSETS
Interest-earning assets
Loans (2)
Taxable	$2,323,410	$95,783	4.12%	$2,132,037	$90,072	4.22%
Tax-exempt	96,041	4,215	4.39%	88,533	4,100	4.63%
Securities
Taxable (available for sale)	223,506	5,180	2.32%	97,677	2,612	2.67%
Tax-exempt (available for sale)	81,067	2,126	2.62%	70,546	2,217	3.14%
Taxable (held to maturity)	19,685	524	2.66%	—	—	—
Tax-exempt (held to maturity)	5,464	141	2.58%	6,161	156	2.53%
Cash and due from banks	264,209	1,395	0.53%	219,186	262	0.12%
Total interest-earning assets	3,013,382	109,364	3.63%	2,614,140	99,419	3.80%
Non interest-earning assets	258,122			221,231
Allowance for loan losses	(22,035)			(18,962)
Total assets	$3,249,469			$2,816,409
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Checking accounts	$244,615	$688	0.28%	$212,197	$252	0.12%
Savings accounts	643,841	2,494	0.39%	480,285	1,752	0.36%
Money market accounts	679,091	2,343	0.35%	656,922	2,183	0.33%
Certificates of deposit	255,197	2,147	0.84%	288,805	3,266	1.13%
Brokered deposits	9,217	269	2.92%	15,607	444	2.84%
Total interest-bearing deposits	1,831,961	7,941	0.43%	1,653,816	7,897	0.48%
Other borrowed funds	223,771	1,842	0.82%	65,346	784	1.20%
Total interest-bearing liabilities	2,055,732	9,783	0.48%	1,719,162	8,681	0.50%
Non-interest bearing liabilities
Demand deposits	843,238			776,252
Other liabilities	3,057			13,478
Total liabilities	2,902,027			2,508,892
Shareholders’ equity	347,442			307,517
Total liabilities & shareholders' equity	$3,249,469			$2,816,409
Net interest income on a fully taxable equivalent basis		99,581			90,738
Less taxable equivalent adjustment		(1,361)			(1,359)
Net interest income		$98,220			$89,379
Net interest spread (3)			3.15%			3.30%
Net interest margin (4)			3.30%			3.47%

(1).	Annualized on a fully taxable equivalent basis calculated using a federal tax rate of 21% for the nine months ended September 30, 2022 and 2021.
(2).	Nonaccrual loans are included in average amounts outstanding.
(3).	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4).	Net interest margin represents net interest income on a fully tax equivalent basis as a percentage of average interest-earning assets.

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

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	Compared with			Compared with
	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	Increase/(Decrease) Due to Change in			Increase/(Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total

	(dollars in thousands)			(dollars in thousands)
Interest income
Loans
Taxable	$17,701	$970	$18,671	$7,931	$(2,220)	$5,711
Tax-exempt	403	(86)	317	336	(221)	115
Securities
Taxable (AFS)	3,679	(1,159)	2,520	2,958	(390)	2,568
Tax-exempt (AFS)	319	(363)	(44)	305	(396)	(91)
Taxable (HTM)	853	—	853	524	—	524
Tax-exempt (HTM)	(18)	2	(16)	(18)	3	(15)
Cash and due from banks	(573)	1,504	931	64	1,069	1,133
Total interest income	22,364	868	23,232	12,100	(2,155)	9,945
Interest expense
Deposits
Checking accounts	$90	$1,021	$1,111	$44	$392	$436
Savings accounts	944	353	1,297	628	114	742
Money market accounts	(3)	849	846	75	85	160
Certificates of deposit	339	13	352	(350)	(769)	(1,119)
Brokered Deposits	(167)	7	(160)	(186)	11	(175)
Total interest bearing deposits	1,203	2,243	3,446	211	(167)	44
Other borrowed funds	(390)	1,242	852	1,372	(314)	1,058
Total interest expense	813	3,485	4,298	1,583	(481)	1,102
Change in net interest income	$21,551	$(2,617)	$18,934	$10,517	$(1,674)	$8,843

CHANGES IN FINANCIAL CONDITION

Total Assets. Total assets increased $703.2 million, or 23.9%, to $3.64 billion at September 30, 2022, from $2.94 billion at December 31, 2021.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $153.4 million to $143.4 million at September 30, 2022 from $296.9 million at December 31, 2021, the result of significant loan growth during the first two quarters of 2022 as well as investing approximately $100.0 million in one-year treasury notes during the first quarter of 2022.

Investment Securities. The carrying value of total investment securities increased by $125.5 million to $344.1 million at September 30, 2022, from $218.6 million at December 31, 2021.

Loans. Net loans increased by $619.8 million, totaling $2.84 billion at September 30, 2022 compared to $2.22 billion at December 31, 2021.

Bank-Owned Life Insurance. At September 30, 2022, our investment in bank-owned life insurance was $45.8 million, an increase of $13.9 million from $31.9 million at December 31, 2021.

Deposits. Deposits increased $609.8 million, or 24.1%, to $3.14 billion at September 30, 2022 from $2.53 billion at December 31, 2021.

Borrowings. At September 30, 2022, borrowings consisted of advances from the FHLB of Chicago, as well as subordinated debt to other banks and an individual. FHLB borrowings decreased to $2.6 million at September 30, 2022, from $8.0 million at December 31, 2021. Subordinated debt increased to $23.5 million at September 30, 2022 compared to $17.5 million at December 31, 2021.

Stockholders’ Equity. Total stockholders’ equity increased $116.8 million, or 36.2%, to $439.4 million at September 30, 2022, from $322.7 million at December 31, 2021. The primary driver of this increase was the Denmark acquisition, which added $125.3 million to stockholders’ equity. Strong earnings through the first three quarters of 2022 were offset by valuation adjustments to the Bank’s available for sale investment portfolio, which is accounted for through the comprehensive income component of equity, due to significant movements in the interest rate environment. Further offsetting the strong earnings was $13.8 million in repurchases of its common stock by the Company.

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

Our loan portfolio is our most significant earning asset, comprising 78.5% and 76.1% of our total assets as of September 30, 2022 and December 31, 2021, respectively. Our strategy is to grow our loan portfolio by originating quality commercial and consumer loans that comply with our credit policies and that produce revenues consistent with our financial objectives. We believe our loan portfolio is well-balanced, which provides us with the opportunity to grow while monitoring our loan concentrations.

Loans increased $622.6 million, or 27.8%, to $2.86 billion as of September 30, 2022 as compared to $2.24 billion as of December 31, 2021. This increase during the first nine months of 2022 was primarily driven by the acquisition of Denmark, which included approximately $457.1 million in loan balances, and has been comprised of an increase of $120.5 million or 32.9% in commercial and industrial loans, an increase of $149.0 million or 25.9% in owner occupied commercial real estate loans, an increase of $131.4 million or 24.5% in non-owner occupied commercial real estate, an increase of $76.8 million or 58.0% in construction and development loans, an increase of $135.1 million or 23.6% in residential 1-4 family loans and an increase of $9.7 million or 18.1% in consumer and other loans.

The following table presents the balance and associated percentage of each major category in our loan portfolio at September 30, 2022, December 31, 2021, and September 30, 2021:

	September 30,		December 31,		September 30,
	2022	% of Total	2021	% of Total	2021	% of Total

	(dollars in thousands)
Commercial & industrial	$486,696	17%	$366,166	16%	$353,614	16%
Commercial real estate
Owner occupied	723,524	25%	574,565	26%	567,507	26%
Non-owner occupied	668,337	23%	536,892	24%	542,258	25%
Construction & development	209,270	7%	132,454	6%	116,759	5%
Residential 1-4 family	706,956	25%	571,845	26%	572,875	26%
Consumer	44,113	2%	32,131	1%	33,145	1%
Other loans	19,171	1%	21,461	1%	22,757	1%
Total Loans	$2,858,067	100%	$2,235,514	100%	$2,208,915	100%

Our directors and officers and their associates are customers of, and have other transactions with, the Bank in the normal course of business. All loans and commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than normal risk of collection or present other unfavorable features. At September 30, 2022 and December 31, 2021, total loans outstanding to such directors and officers and their associates were $72.1 million and $73.5 million, respectively. During the nine months ended September 30, 2022, $36.3 million of additions and $37.7 million of repayments were made to these loans. At September 30, 2022 and December 31, 2021, all of the loans to directors and officers were performing according to their original terms, other than standard and customary payment deferrals allowed under the CARES act, which were provided under the same terms as all other customers of the Bank.

Loan categories

The principal categories of our loan portfolio are discussed below:

Commercial and Industrial (C&I). Our C&I portfolio totaled $486.7 million and $366.2 million at September 30, 2022 and December 31, 2021, respectively, and represented 17% and 16% of our total loans at those dates.

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

Commercial Real Estate (CRE). Our CRE loan portfolio totaled $1.39 billion and $1.11 billion at September 30, 2022 and December 31, 2021, respectively, and represented 49% and 50% of our total loans at those dates.

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

Construction and Development (C&D). Our C&D loan portfolio totaled $209.3 million and $132.5 million at September 30, 2022 and December 31, 2021, respectively, and represented 7% and 6% of our total loans at those dates.

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

Residential 1 – 4 Family. Residential 1 – 4 family loans held in portfolio amounted to $707.0 million and $571.8 million at September 30, 2022 and December 31, 2021, respectively, and represented 25% and 26% of our total loans at those dates.

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

We were servicing mortgage loans sold to others without recourse of approximately $873.4 million at September 30, 2022 and $705.5 million at December 31, 2021.

Loans sold with the retention of servicing assets result in the capitalization of servicing rights. Loan servicing rights are included in other assets and are carried at fair value. The net balance of capitalized servicing rights amounted to $9.6 million and 5.0 million at September 30, 2022 and December 31, 2021, respectively.

Consumer Loans. Our consumer loan portfolio totaled $44.1 million and $32.1 million at September 30, 2022 and December 31, 2021, respectively, and represented 2% and 1% of our total loans at those dates. Consumer loans include secured and unsecured loans, lines of credit and personal installment loans.

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

Other Loans. Our other loans totaled $19.2 million at September 30, 2022 and December 31, 2021, respectively, and are immaterial to the overall loan portfolio. The other loans category consists primarily of over-drafted depository accounts, loans utilized to purchase or carry securities and loans to nonprofit organizations.

Loan Portfolio Maturities.

The following tables summarize the dollar amount of loans maturing in our portfolio based on their loan type, fixed or variable rate of interest, and contractual terms to maturity at September 30, 2022. The tables do not include any estimate of prepayments, which can significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One Year or	One to Five	Five to Fifteen	Over Fifteen
	Less	Years	Years	Years	Total

	(dollars in thousands)
Commercial & industrial	$137,814	$213,370	$131,714	$3,798	$486,696
Commercial real estate
Owner Occupied	81,392	301,930	298,043	42,159	723,524
Non-owner Occupied	39,301	260,281	350,451	18,304	668,337
Construction & Development	23,993	70,896	70,679	43,702	209,270
Residential 1-4 family	10,773	85,107	225,779	385,297	706,956
Consumer and other	6,442	37,944	15,456	3,442	63,284
Total	$299,715	$969,528	$1,092,122	$496,702	$2,858,067
Fixed Rate Loans:
Commercial & industrial	$22,617	$168,405	$94,867	$3,333	$289,222
Commercial real estate
Owner Occupied	48,537	281,070	135,473	10,533	475,613
Non-owner Occupied	35,296	250,294	221,166	6,650	513,406
Construction & Development	14,453	44,467	57,597	37,664	154,181
Residential 1-4 family	3,308	75,480	195,009	224,417	498,214
Consumer and other	4,063	37,162	15,120	3,442	59,787
Total	$128,274	$856,878	$719,232	$286,039	$1,990,423
Floating Rate Loans:
Commercial & industrial	$115,197	$44,965	$36,847	$465	$197,474
Commercial real estate
Owner Occupied	32,855	20,860	162,570	31,626	247,911
Non-owner Occupied	4,005	9,987	129,285	11,654	154,931
Construction & Development	9,540	26,429	13,082	6,038	55,089
Residential 1-4 family	7,465	9,627	30,770	160,880	208,742
Consumer and other	2,379	782	336	—	3,497
Total	$171,441	$112,650	$372,890	$210,663	$867,644

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

Our nonperforming assets consist of nonperforming loans and foreclosed real estate. Nonperforming loans are those on which the accrual of interest has stopped, as well as loans that are contractually 90 days past due on which interest continues to accrue. The composition of our nonperforming assets is as follows:

	As of September 30,	As of December 31,	As of September 30,
	2022	2021	2021

	(dollars in thousands)
Nonperforming loans
Nonaccrual loans
Commercial & industrial	$218	$247	$285
Commercial real estate
Owner Occupied	3,609	5,884	3,373
Non-owner Occupied	—	650	7,413
Construction & Development	17	19	19
Residential 1-4 family	516	439	456
Consumer and other	10	2	3
Total nonaccrual loans	4,370	7,241	11,549
Loans past due > 90 days, but still accruing
Commercial & industrial	205	738	—
Commercial real estate
Owner Occupied	33	—	—
Non-owner Occupied	—	—	—
Construction & Development	—	—	—
Residential 1-4 family	162	245	310
Consumer and other	3	16	2
Total loans past due > 90 days, but still accruing	403	999	312
Total nonperforming loans	$4,773	$8,240	$11,861
OREO
Commercial real estate owned	$—	$—	$—
Residential real estate owned	—	10	197
Bank property real estate owned	1,405	140	—
Total OREO	$1,405	$150	$197
Total nonperforming assets ("NPAs")	$6,178	$8,390	$12,058
Accruing troubled debt restructured loans	$450	$484	$1,232
Ratios
Nonaccrual loans to total loans	0.15%	0.32%	0.52%
NPAs to total loans plus OREO	0.21%	0.38%	0.54%
NPAs to total assets	0.17%	0.28%	0.42%
ALL to nonaccrual loans	527%	281%	175%
ALL to total loans	0.81%	0.91%	0.92%

At September 30, 2022 and December 31, 2021, impaired loans had specific reserves of $0.9 million and $0.8 million, respectively.

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

As of September 30, 2022 and December 31, 2021 the Company had specific reserves of $7,000 for TDRs, and none of them have subsequently defaulted.

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

The following table summarizes the changes in our ALL for the periods indicated:

	Nine months ended	Year ended	Nine months ended
	September 30,	December 31,	September 30,
	2022	2021	2021

	(dollars in thousands)
Balance of ALL at the beginning of period	$20,315	$17,658	$17,658
Net loans charged-off (recovered):
Commercial & industrial	(455)	180	10
Commercial real estate - owner occupied	(74)	275	(54)
Commercial real estate - non-owner occupied	(360)	(5)	(5)
Construction & Development	(152)	(143)	(33)
Residential 1-4 family	33	110	(12)
Consumer	15	6	(1)
Other Loans	(37)	20	16
Total net loans charged-off	(1,030)	443	(79)
Provision charged to operating expense	1,700	3,100	2,500
Balance of ALL at end of period	$23,045	$20,315	$20,237
Ratio of net charge-offs (recoveries) to average loans by loan composition
Commercial & industrial	(0.11)%	0.05%	0.00%
Commercial real estate - owner occupied	(0.01)%	0.05%	(0.01)%
Commercial real estate - non-owner occupied	(0.06)%	0.00%	(0.00)%
Construction & Development	(0.09)%	(0.11)%	(0.03)%
Residential 1-4 family	0.01%	0.02%	(0.00)%
Consumer	0.04%	0.02%	(0.00)%
Other Loans	(0.19)%	0.07%	0.05%
Total net charge-offs to average loans	(0.04)%	0.02%	(0.00)%

The level of charge-offs depends on many factors, including the national and regional economy. Cyclical lagging factors may result in charge-offs being higher than historical levels. Although the allowance is allocated between categories, the entire allowance is available to absorb losses attributable to all loan categories. Management believes that the current ALL is adequate.

The following table summarizes an allocation of the ALL and the related percentage of loans outstanding in each category for the periods below.

	September 30,		December 31,		September 30,
	2022		2021		2021
		% of		% of		% of
(in thousands, except %)	Amount	Loans	Amount	Loans	Amount	Loans
Loan Type:
Commercial & industrial	$4,288	17%	$3,699	16%	$3,010	16%
Commercial real estate - owner occupied	5,064	25%	5,633	26%	6,967	26%
Commercial real estate - non-owner occupied	5,876	23%	5,151	24%	4,586	25%
Construction & development	1,643	7%	984	6%	866	5%
Residential 1-4 family	5,724	25%	4,445	26%	4,380	26%
Consumer	299	2%	224	1%	232	1%
Other loans	151	1%	179	1%	196	1%
Total allowance	$23,045	100%	$20,315	100%	$20,237	100%

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

Deposits. Our current deposit products include non-interest bearing and interest-bearing checking accounts, savings accounts, money market accounts, and certificate of deposits. As of September 30, 2022, deposit liabilities accounted for approximately 86.2% of our total liabilities and equity. We accept deposits primarily from customers in the communities in which our branches and offices are located, as well as from small businesses and other customers throughout our lending area. We rely on our competitive pricing and products, quality customer service, and convenient locations and hours to attract and retain deposits. Deposit rates and terms are based primarily on current business strategies, market interest rates, liquidity requirements and our deposit growth goals.

Total deposits were $3.14 billion and $2.53 billion as of September 30, 2022 and December 31, 2021, respectively. Noninterest-bearing deposits at September 30, 2022 and December 31, 2021, were $971.8 million and $799.9 million, respectively, while interest-bearing deposits were $2.17 billion and $1.73 billion at September 30, 2022 and December 31, 2021, respectively.

At September 30, 2022, we had a total of $356.9 million in certificates of deposit, including $6.7 million of brokered deposits. Based on historical experience and our current pricing strategy, we believe we will retain a majority of these accounts upon maturity, although our long-term strategy is to minimize reliance on certificates of deposits by increasing relationship deposits in lower earning savings and demand deposit accounts.

The following tables set forth the average balances of our deposits for the periods indicated:

	Nine months ended		Year ended		Nine months ended
	September 30, 2022		December 31, 2021		September 30, 2021
	Amount	Percent	Amount	Percent	Amount	Percent

	(dollars in thousands)

Noninterest-bearing demand deposits	$843,238	31.5%	$785,364	32.0%	$776,252	32.0%
Interest-bearing checking deposits	244,615	9.1%	209,970	8.6%	212,197	8.7%
Savings deposits	643,841	24.1%	497,958	20.3%	480,285	19.8%
Money market accounts	679,091	25.4%	664,591	27.1%	656,922	27.0%
Certificates of deposit	255,197	9.6%	278,602	11.4%	288,805	11.9%
Brokered deposits	9,217	0.3%	14,718	0.6%	15,607	0.6%
Total	$2,675,199	100%	$2,451,203	100%	$2,430,068	100%

The following table provides information on maturities of certificates of deposits which exceed FDIC insurance limits of $250,000 as of September 30, 2022:

	Time Deposits over FDIC	Portion of Time Deposits in
	Insurance Limits	Excess of FDIC Insurance Limits

	(dollars in thousands)
3 months or less remaining	$3,467	$717
Over 3 to 6 months remaining	10,271	3,271
Over 6 to 12 months remaining	19,763	11,263
Over 12 months or more remaining	25,505	8,755
Total	$59,006	$24,006

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

The following table summarizes securities sold under repurchase agreements, and the weighted average interest rates paid:

	Nine months ended	Year ended	Nine months ended
(dollars in thousands)	September 30, 2022	December 31, 2021	September 30, 2021
Average daily amount of securities sold under repurchase agreements during the period	$19,109	$34,637	$35,638
Weighted average interest rate on average daily securities sold under repurchase agreements	0.73%	0.03%	0.03%
Maximum outstanding securities sold under repurchase agreements at any month-end	$38,803	$57,915	$57,532
Securities sold under repurchase agreements at period end	$21,963	$41,122	$17,402
Weighted average interest rate on securities sold under repurchase agreements at period end	3.10%	0.02%	0.06%

Borrowings

The Company’s borrowings have historically consisted primarily of FHLB of Chicago advances collateralized by a blanket pledge agreement on the Company’s FHLB capital stock and retail and commercial loans held in the Company’s portfolio. There were $2.6 million of advances outstanding from the FHLB at September 30, 2022, and $8.0 million as of December 31, 2021.

The total loans pledged as collateral were $588.8 million at September 30, 2022 and $915.5 million at December 31, 2021. There were no outstanding letters of credit from the FHLB at September 30, 2022 and December 31, 2021.

The following table summarizes borrowings, which consist of borrowings from the FHLB, and the weighted average interest rates paid:

	Nine months ended	Year ended	Nine months ended
(dollars in thousands)	September 30, 2022	December 31, 2021	September 30, 2021
Average daily amount of borrowings outstanding during the period	$185,740	$11,343	$12,208
Weighted average interest rate on average daily borrowing	0.43%	0.33%	0.36%
Maximum outstanding borrowings at any month-end	$308,756	$15,338	$15,338
Borrowing outstanding at period end	$2,550	$7,958	$9,108
Weighted average interest rate on borrowing at period end	2.02%	0.91%	1.07%

Lines of credit and other borrowings.

We maintain a $7.5 million line of credit with another commercial bank, which was entered into on May 15, 2022. There were no outstanding balances on this note at September 30, 2022. Any future borrowings will required monthly payments of interest at a variable rate, and will be due in full on May 15, 2024.

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

During July 2020, the Company entered into subordinated note agreements with two separate commercial banks. As of September 30, 2022 and December 31, 2021, outstanding balances under these agreements totaled $6.0 million. These notes were issued with 10-year maturities, will carry interest at a fixed rate of 5.0% through June 30, 2025, and at a variable rate thereafter, payable quarterly. These notes are callable on or after January 1, 2026 and qualify for Tier 2 capital for regulatory purposes.

During August 2022, the Company entered into subordinated note agreements with an individual. As of September 30, 2022, outstanding balances under these agreements totaled $6.0 million. These notes were issued with 10-year maturities, will carry interest at a fixed rate of 5.25% through August 6, 2027, and at a variable rate thereafter, payable quarterly. These notes are callable on or after August 6, 2027 and qualify for Tier 2 capital for regulatory purposes.

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

Securities available for sale consist of U.S. treasury securities, obligations of states and political subdivision, mortgage-backed securities, and corporate notes. Securities classified as available for sale, which management has the intent and ability to hold for an indefinite period of time, but not necessarily to maturity, are carried at fair value, with unrealized gains and losses, net of related deferred income taxes, included in stockholders’ equity as a separate component of other comprehensive income. The fair value of securities available for sale totaled $303.3 million and included gross unrealized gains of $0.4 million and gross unrealized losses of $26.1 at September 30, 2022. At December 31, 2021, the fair value of securities available for sale totaled $212.7 million and included gross unrealized gains of $5.6 million and gross unrealized losses of $0.7 million.

Securities classified as held to maturity consist of U.S. treasury securities and obligations of states and political subdivisions. These securities, which management has the intent and ability to hold to maturity, are reported at amortized cost. Securities held to maturity totaled $40.8 million at September 30, 2022 and $5.9 million at December 31, 2021.

The Company had recognized gains or losses on sales of securities of $0 and $3,000 during the nine months ended September 30, 2022 and 2021, respectively.

The following tables set forth the composition and maturities of investment securities as of September 30, 2022 and December 31, 2021. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

			After One, But		After Five, But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
At September 30, 2022	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)

	(dollars in thousands)
Available for sale securities
U.S. Treasury securities	$99,991	1.2%	$9,849	1.2%	$39,761	1.5%	$—	—%	$149,601	1.3%
Obligations of U.S. Government sponsored agencies	—	—%	—	—%	13,110	1.5%	12,171	1.9%	25,281	1.7%
Obligations of states and political subdivisions	2,910	2.8%	6,822	3.6%	24,060	3.5%	57,425	3.0%	91,217	3.2%
Mortgage-backed securities	3,461	2.4%	7,464	2.7%	15,410	3.2%	13,504	3.4%	39,839	3.1%
Corporate notes	—	—%	4,981	3.3%	14,208	3.6%	2,320	5.1%	21,509	3.7%
Certificates of deposit	747	1.0%	756	1.2%	—	—%	—	—%	1,503	1.1%
Total available for sale securities	$107,109	1.3%	$29,872	2.5%	$106,549	2.5%	$85,420	2.9%	$328,950	2.2%
Held to maturity securities
U.S. Treasury securities	$—	—%	$34,747	2.7%	$883	3.1%	$—	—	$35,630	2.6%
Obligations of states and political subdivisions	$1,044	2.6%	$3,281	2.7%	$871	3.1%	$—	—%	$5,196	2.8%
Total held to maturity securities	$1,044	2.6%	$38,028	2.7%	$1,754	3.1%	$—	—%	$40,826	2.6%
Total	$108,153	1.3%	$33,153	2.6%	$107,420	2.5%	$85,420	2.9%	$369,776	2.3%

			After One, But		After Five, But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
At December 31, 2021	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)

	(dollars in thousands)
Available for sale securities
U.S. Treasury securities	$—	0.0%	$—	0.0%	$49,574	1.4%	$—	0.0%	49,574	1.4%
Obligations of U.S. Government sponsored agencies	304	0.2%	—	0.0%	12,967	1.4%	13,451	1.8%	26,722	1.6%
Obligations of states and political subdivisions	—	0.0%	4,367	3.7%	14,587	3.4%	64,065	3.1%	83,019	3.2%
Mortgage-backed securities	60	2.6%	10,559	2.5%	10,508	3.0%	5,016	2.5%	26,143	2.7%
Corporate notes	—	0.0%	4,972	3.3%	14,311	3.6%	1,477	5.1%	20,760	3.6%
Certificates of deposit	503	0.9%	1,026	1.2%	—	0.0%	—	0.0%	1,529	1.1%
Total available for sale securities	$867	0.7%	$20,924	2.9%	$101,947	2.1%	$84,009	2.9%	$207,747	2.5%
Held to maturity securities
Obligations of states and political subdivisions	$715	2.3%	$3,492	2.6%	$1,704	3.0%	$—	0.0%	$5,911	2.7%
Total	$1,582	1.5%	$24,416	2.8%	$103,651	2.1%	$84,009	2.9%	$213,658	2.5%
(1)	Weighted Average Yield is shown on a fully taxable equivalent basis using a federal tax rate of 21% at September 30, 2022 and December 31, 2021, respectively.

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

As of September 30, 2022, 270 debt securities had gross unrealized losses, with an aggregate depreciation of 7.8% from our amortized cost basis. The largest unrealized loss percentage of any single security was 22.5% (or $0.6 million) of its amortized cost. The largest unrealized dollar loss of any security was $1.6 million (or 17.1%).

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

Capital Adequacy. Total stockholders’ equity was $439.4 million at September 30, 2022 compared to $322.7 million at December 31, 2021.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, requires the federal bank regulatory agencies to take “prompt corrective action” regarding depository institutions that do not meet minimum capital requirements. FDICIA establishes five regulatory capital tiers: “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized”. A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. The FDICIA imposes progressively more restrictive restraints on operations, management and capital distributions, depending on the category in which an institution is classified. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions may not accept brokered deposits absent a waiver from the FDIC, are subject to growth limitations and are required to submit capital restoration plans for regulatory approval. A depository institution’s holding company must guarantee any required capital restoration plan, up to an amount equal to the lesser of 5 percent of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. Federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. All of the federal bank regulatory agencies have adopted regulations establishing relevant capital measures and relevant capital levels for federally insured depository institutions. The Bank was well capitalized at September 30, 2022, and brokered deposits are not restricted.

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

The Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Economic Growth Act”) signed into law in May 2018 scaled back certain requirements of the Dodd-Frank Act and provided other regulatory relief. Among the provisions of the Economic Growth Act was a requirement that the Federal Reserve raise the asset threshold for those bank holding companies subject to the Federal Reserve’s Small Bank Holding Company Policy Statement (“Policy Statement”) to $3 billion. As a result, as of the effective date of that change in 2018, the Company was no longer required to comply with the risk-based capital rules applicable to the Bank as described above. The Federal Reserve may however, require smaller bank holding companies subject to the Policy Statement to maintain certain minimum capital levels, depending upon general economic conditions and a bank holding company’s particular condition, risk profile and growth plans. Due to the acquisition of Denmark the Company is subject to compliance with risk-based capital rules beginning with the third quarter of 2022, and will remain so as long as it remains above the $3 billion threshold.

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

Federal banking regulators have issued risk-based capital guidelines, which assign risk factors to asset categories and off-balance-sheet items. The following table reflects capital ratios computed utilizing the implemented Basel III regulatory capital framework discussed above:

					Minimum Capital Required		Minimum To Be Well-
			Minimum Capital		for Capital Adequacy Plus		Capitalized Under prompt
			Required for Capital		Capital Conservation Buffer		corrective Action
	Actual		Adequacy		Basel III Phase-In Schedule		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
At September 30, 2022
Bank First Corporation:
Total capital (to risk-weighted assets)	$375,338	12.0%	252,010	8.0%	330,763	10.5%	315,012	10.0%
Tier I capital (to risk-weighted assets)	328,793	10.5%	189,007	6.0%	267,761	8.5%	252,010	8.0%
Common equity tier I capital (to risk-weighted assets)	328,793	10.5%	141,756	4.5%	220,509	7.0%	204,758	6.5%
Tier I capital (to average assets)	328,793	10.2%	128,705	4.0%	128,705	4.0%	160,881	5.0%
Bank First, N.A:
Total capital (to risk-weighted assets)	$301,206	11.6%	250,904	8.0%	329,312	10.5%	313,630	10.0%
Tier I capital (to risk-weighted assets)	278,508	10.8%	188,178	6.0%	266,586	8.5%	250,904	8.0%
Common equity tier I capital (to risk-weighted assets)	278,508	10.8%	141,134	4.5%	219,541	7.0%	203,860	6.5%
Tier I capital (to average assets)	278,508	10.6%	127,821	4.0%	127,821	4.0%	159,776	5.0%
At December 31, 2021
Bank First Corporation:
Total capital (to risk-weighted assets)	$297,467	12.4%	N/A	N/A	N/A	N/A	N/A	N/A
Tier I capital (to risk-weighted assets)	259,652	10.9%	N/A	N/A	N/A	N/A	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	259,652	10.9%	N/A	N/A	N/A	N/A	N/A	N/A
Tier I capital (to average assets)	259,652	9.3%	N/A	N/A	N/A	N/A	N/A	N/A
Bank First, N.A:
Total capital (to risk-weighted assets)	$291,994	12.2%	191,339	8.0%	251,133	10.50%	239,174	10.0%
Tier I capital (to risk-weighted assets)	271,679	11.4%	143,505	6.0%	203,298	8.50%	191,339	8.0%
Common equity tier I capital (to risk-weighted assets)	271,679	11.4%	107,628	4.5%	167,422	7.00%	155,463	6.5%
Tier I capital (to average assets)	271,679	9.7%	111,825	4.0%	111,825	4.00%	139,781	5.0%

As previously mentioned, the Company carried $23.5 million and $17.5 million of subordinated debt as of September 30, 2022 and December 31, 2021, respectively, which is included in total capital for the Company in the tables above.

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

Loan commitments and standby and direct pay letters of credit do not necessarily represent our future cash requirements because while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. Our off-balance sheet arrangements at the dates indicated were as follows:

	Amounts of Commitments Expiring - By Period as of September 30, 2022
		Less Than One	One to Three	Three to Five
Other Commitments	Total	Year	Years	Years	After Five Years

	(dollars in thousands)
Unused lines of credit	$646,444	$304,179	$88,021	$59,671	$194,573
Standby and direct pay letters of credit	11,889	9,550	1,568	589	182
Credit card arrangements	16,787	—	—	—	16,787
Total commitments	$675,120	$313,729	$89,589	$60,260	$211,542

	Amounts of Commitments Expiring - By Period as of December 31, 2021
		Less Than	One to	Three to	After Five
Other Commitments	Total	One Year	Three Years	Five Years	Years

	(dollars in thousands)
Unused lines of credit	$502,131	$235,004	$72,240	$54,594	$140,293
Standby and direct pay letters of credit	9,062	7,172	1,414	473	3
Credit card arrangements	10,916	—	—	—	10,916
Total commitments	$522,109	$242,176	$73,654	$55,067	$151,212

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

This simulation assumes that there is no growth in interest-earning assets or interest-bearing liabilities over the next 12 months. The changes to net interest income shown below are in compliance with the Company’s policy guidelines. As of September 30, 2022:

Change in Interest Rates	Percentage Change in
(in Basis Points)	Net Interest Income
+400	3.7%
+300	2.8%
+200	2.1%
+100	1.3%
-100	(2.8)%

As of December 31, 2021:

Change in Interest Rates	Percentage Change in
(in Basis Points)	Net Interest Income
+400	9.3%
+300	7.6%
+200	6.2%
+100	3.6%
-100	(4.3)%

Economic Value of Equity Analysis. We also analyze the sensitivity of the Company’s financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between estimated changes in the present value of the Company’s assets and estimated changes in the present value of the Company’s liabilities assuming various changes in current interest rates. The Company’s economic value of equity analysis as of September 30, 2022 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Company would experience a 2.91% increase in the economic value of equity. At the same date, our analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, the Company would experience a 3.51% decrease in the economic value of equity. The estimates of changes in the economic value of our equity require us to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on the economic value of our equity. Although our economic value of equity analysis provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of our equity and will differ from actual results.

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

Changes in Internal Control Over Financial Reporting

No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

We are a party to various litigation in the normal course of business. Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on our financial position, results of operations or liquidity.

ITEM 1A.     RISK FACTORS

Additional information regarding risk factors appears in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements” of this Form 10-Q and in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes during the quarterly period ended September 30, 2022 to the risk factors previously disclosed in the Company’s Annual Report.

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

			Total Number	Maximum Number
			of Shares Repurchased as	of Shares
			Part of	that May Yet Be
	Total Number of Shares	Average Price Paid per	Publicly Announced	Purchased Under the
(in thousands, except per share data)	Repurchased	Share(1)	Plans or Programs	Plans or Programs(2)
July 2022	9,026	$75.45	9,026.00	285,863.00
August 2022	19,397	79.61	19,397.00	266,466.00
September 2022	—	—	—	266,466.00
Total	28,423	$78.29	28,423.00	266,466.00
(1)	The average price paid per share is calculated on a trade date basis for all open market transactions and excludes commissions and other transaction expenses.
(2)	Based on the closing per share price as of September 30, 2022 ($76.48).

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

BANK FIRST CORPORATION

DATE:	November 9, 2022	BY:	/s/Kevin M. LeMahieu
Kevin M. LeMahieu
Chief Financial Officer
(Principal Financial and Accounting Officer)