Form 10-K
period 2022-12-31
Bank First Corp
filed 2023-03-10
CIK 1746109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

As of June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s common stock held by non-affiliates of the registrant was $527 million, based on the closing sales price of $75.81 per share as reported on the Nasdaq Capital Market.

As of March 10, 2023, 10,481,350 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information required by Part III of this Annual Report are incorporated by reference from the Registrant’s definitive Proxy Statement for the 2023 annual meeting of shareholders to be filed with Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report.

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

These forward-looking statements are not historical facts, and are based upon current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. The inclusion of these forward-looking statements should not be regarded as a representation by us or any other person that such expectations, estimates and projections will be achieved. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict and that are beyond our control. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date of this Annual Report, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

●	the impact of current and future economic and market conditions generally (including seasonality) and in the financial services industry, nationally and within our primary market areas (particularly Wisconsin), including the effects of inflationary pressures, changes in interest rates, slowdowns in economic growth, and the potential for high unemployment rates, as well as the financial stress on borrowers and changes to customer and client behavior (including the velocity of loan repayment) and credit risk as a result of the foregoing;
●	the risks of changes in interest rates on the level and composition of deposits (as well as the cost of, and competition for, deposits), loan demand, liquidity and the values of loan collateral, securities and market fluctuations, and interest rate sensitive assets and liabilities;
●	concentration of our loan portfolio in real estate loans and changes in the prices, values and sales volumes of commercial and residential real estate;
●	weakness in the real estate market, including the secondary residential mortgage market, which can affect, among other things, the value of collateral securing mortgage loans, mortgage loan originations and delinquencies, profits on sales of mortgage loans, and the value of mortgage servicing rights;
●	the concentration of our business within our geographic areas of operation in Wisconsin;
●	governmental monetary and fiscal policies, including interest rate policies of the Board of Governors of the Federal Reserve, as well as legislative, tax and regulatory changes, including those that impact the money supply and inflation and the possibility that the U.S. could default on its debt obligations;
●	the risk that a future economic downturn and contraction could have a material adverse effect on our capital, financial condition, credit quality, results of operations and future growth;
●	credit and lending risks associated with our commercial real estate, commercial and industrial, and construction and development portfolios;
●	disruptions to the credit and financial markets, either nationally or globally;
●	uncertainty related to the transition away from the London Inter-bank Offered Rate ("LIBOR");

●	increased competition in the banking and mortgage banking industry, nationally, regionally or locally;
●	our ability to execute our business strategy to achieve profitable growth;
●	the dependence of our operating model on our ability to attract and retain experienced and talented bankers in each of our markets;
●	risks that our cost of funding could increase, in the event we are unable to continue to attract stable and cost-efficient deposits;
●	our ability to maintain our operating efficiency;
●	failure to keep pace with technological change or difficulties when implementing new technologies;
●	our ability to attract and maintain business banking relationships with well-qualified businesses, real estate developers and investors with proven track records in our market areas;
●	our ability to attract sufficient loans that meet prudent credit standards, including in our commercial and industrial and owner-occupied commercial real estate loan categories;
●	failure to maintain adequate liquidity and regulatory capital and comply with evolving federal and state banking regulations;
●	inability of our risk management framework to effectively mitigate credit risk, interest rate risk, liquidity risk, price risk, compliance risk, operational risk, strategic risk and reputational risk;
●	failure to develop new, and grow our existing, streams of noninterest income;
●	our ability to oversee the performance of third-party service providers that provide material services to our business;
●	our ability to maintain expenses in line with current projections;
●	our dependence on our management team and our ability to motivate and retain our management team;
●	our ability to attract and retain qualified employees;
●	risks related to any future acquisitions, including failure to realize anticipated benefits from future acquisitions;
●	the timing, anticipated benefits and financial impact of the acquisitions of Denmark Bancshares, Inc. (“Denmark”) and Hometown Bancorp, Ltd. (“Hometown”);
●	inability to find acquisition candidates that will be accretive to our financial condition and results of operations;
●	system failures, data security breaches, including as a result of cyberattacks, or failures to prevent breaches of our network security or that of our data processing subsidiary, UFS, LLC;
●	data processing system failures and errors;
●	fraudulent and negligent acts by our clients, employees or vendors;
●	our financial reporting controls and procedures’ ability to prevent or detect all errors or fraud;
●	our ability to identify and address potential cybersecurity risks, including data security breaches, credential stuffing, malware, “denial-of-service” attacks, “hacking” and identify theft, a failure of which could disrupt our business and result in the disclosure of and/or misuse or misappropriation of confidential or proprietary information, disruption or damage to our systems, increased costs, losses, or adverse effects to our reputation;
●	fluctuations in the market value and its impact in the securities held in our securities portfolio;
●	the adequacy of our reserves and the appropriateness of our methodology for calculating such reserves, including the implementation of the Current Expected Credit Losses (“CECL”) model;
●	increased loan losses or impairment of goodwill and other intangibles;
●	the makeup of our asset mix and investments;

●	our focus on small and mid-sized businesses;
●	an inability to raise necessary capital to fund our growth strategy, operations or to meet increased minimum regulatory capital levels;
●	the sufficiency of our capital, including sources of such capital and the extent to which capital may be used or required;
●	the institution and outcome of litigation and other legal proceeding against us or to which we become subject;
●	changes in our accounting standards;
●	the impact of recent and future legislative and regulatory changes;
●	examinations by our regulatory authorities;
●	changes in the scope and cost of Federal Deposit Insurance Corporation (“FDIC”) insurance and other coverage;
●	political instability, acts of God, or of war or terrorism, natural disasters, including in the Company’s footprint, health emergencies, epidemics or pandemics, or other catastrophic events that may affect general economic conditions;
●	the ongoing impact of the COVID-19 pandemic;
●	risks related to environmental, social and governance (“ESG”) strategies and initiatives, the scope and pace of which could alter Bank First’s reputation and shareholder, associate, customer and third-party affiliations; and
●	other factors and risks described under the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections herein.

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

PART I

ITEM 1. BUSINESS

General Overview

Bank First Corporation is a Wisconsin corporation that was organized in April 1982 to serve as the holding company for Bank First, N.A., a national banking association founded in 1894. The Bank is a wholly-owned subsidiary of the Company. The Company and the Bank are headquartered in Manitowoc, Wisconsin, and the Bank is a member of the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and regulated by the Office of the Comptroller of the Currency (the “OCC”). The Bank has twenty-eight (28) offices, including its headquarters, in Brown, Columbia, Dane, Fond du Lac, Jefferson, Manitowoc, Monroe, Outagamie, Ozaukee, Shawano, Sheboygan, Waupaca, Waushara, and Winnebago counties in the State of Wisconsin. We serve businesses, professionals and consumers with a wide variety of financial services, including retail and commercial banking. Some of the products that we offer include checking accounts, savings accounts, money market accounts, cash management accounts, certificates of deposit, commercial and industrial loans, commercial real estate loans, construction and development loans, residential mortgages, consumer loans, credit cards, online banking, telephone banking and mobile banking.

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

As of December 31, 2022, we had total consolidated assets of $3.66 billion, total loans of $2.89 billion, total deposits of $3.06 billion and total stockholders’ equity of $453.1 million. The Bank employs approximately 382 full-time equivalent employees (“FTE”), and has an assets-to-FTE ratio of approximately $10.9 million. For more information, see the Bank’s website at www.bankfirst.com.

Recent acquisitions

Tomah Bancshares, Inc.

On May 15, 2020, the Company completed a merger with Tomah Bancshares, Inc. ("Timberwood"), a bank holding company headquartered in Tomah, Wisconsin, pursuant to the Agreement and Plan of Bank Merger, dated as of November 20, 2019, by and between the Company and Timberwood, whereby Timberwood merged with and into the Company, and Timberwood Bank, Timberwood's wholly-owned banking subsidiary, merged with and into the Bank. Timberwood's principal activity was the ownership and operation of Timberwood Bank, a state-chartered banking institution that operated one (1) branch in Wisconsin at the time of closing. The merger consideration totaled approximately $29.8 million.

Pursuant to the terms of the merger agreement, Timberwood shareholders received 5.1445 shares of the Company's common stock for each outstanding share of Timberwood common stock, and cash in lieu of any remaining fractional share. Company stock issued totaled 575,641 shares valued at approximately $29.4 million, with cash of $0.4 million comprising the remainder of merger consideration.

Denmark Bancshares, Inc.

On August 12, 2022, the Company completed a merger with Denmark Bancshares, Inc. ("Denmark"), a bank holding company headquartered in Denmark, Wisconsin, pursuant to the Agreement and Plan of Bank Merger, dated as of January 18, 2022, by and between the Company and Denmark, whereby Denmark merged with and into the Company, and Denmark State Bank, Denmark 's wholly-owned banking subsidiary, merged with and into the Bank. Denmark 's principal activity was the ownership and operation of Denmark State Bank, a state-chartered banking institution that operated seven (7) branches in Wisconsin at the time of closing. The merger consideration totaled approximately $128.8 million.

Pursuant to the terms of the merger agreement, Denmark shareholders could elect to receive either 0.5276 of a share of the Company's common stock or $38.10 in cash for each outstanding share of Denmark common stock, subject to a maximum of 20% cash consideration in total, and cash in lieu of any remaining fractional share. Company stock issued totaled 1,579,530 shares valued at approximately $124.8 million, with cash of $4.0 million comprising the remainder of merger consideration.

Hometown Bancorp, Ltd.

On February 10, 2023, the Company completed a merger with Hometown Bancorp, Ltd. ("Hometown"), a bank holding company headquartered in Fond Du Lac, Wisconsin, pursuant to the Agreement and Plan of Bank Merger, dated as of July 25, 2022, by and between the Company and Hometown, whereby Hometown merged with and into the Company, and Hometown Bank, Hometown's wholly-owned banking subsidiary, merged with and into the Bank. Hometown's principal activity was the ownership and operation of Hometown Bank, a state-chartered banking institution that operated ten (10) branches in Wisconsin at the time of closing. The merger consideration totaled approximately $130.5 million.

Pursuant to the terms of the merger agreement, Hometown shareholders could elect to receive either 0.3962 of a share of the Company's common stock or $29.16 in cash for each outstanding share of Hometown common stock, subject to a maximum of 30% cash consideration in total, and cash in lieu of any remaining fractional share. Company stock issued totaled 1,450,272 shares valued at approximately $115.1 million, with cash of $15.4 million comprising the remainder of merger consideration. At close, the combined company had total assets of approximately $4.2 billion, loans of approximately $3.3 billion and deposits of approximately $3.5 billion. These values are based on initial fair value estimates and are subject to change.

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

Strategic Plan

The Bank is a relationship-based community bank focused on providing innovative solutions that are value driven to the communities we serve. The Bank’s culture celebrates diversity, creativity, and responsiveness, with the highest ethical standards. Employees are supported and encouraged to develop their careers. They are empowered with the tools to be successful and are held accountable for the results they deliver to our customers and shareholders. We maintain a strong credit culture as a foundation of sound asset quality. The Bank’s vision is to sustain its independence by remaining a top-performing provider of financial services in Wisconsin. The Bank focuses on creating value for its customers and shareholders by forging strong relationships and offering personalized and innovative solutions. Bank First is focused on building a culture which encourages, supports and celebrates diversity and inclusion for our employees, customers and communities. This collaboration fuels a stronger foundation for innovation and connects us to our communities.

Our strategic priorities are organized around the CAMELS ratings, including Capital, Asset Quality, Management, Earnings, Liquidity, and Sensitivity to Market Risk. We have also added a sixth category to prioritize our strategic goals surrounding Information Technology. Under the heading of Capital, our priorities include (i) growing capital through strong earnings, and (ii) assessing and monitoring short and long-term capital goals. Under the heading of Asset Quality, our top priority is maintaining a strong credit culture. Under the heading of Management, our priorities are (i) to review and reassess our organizational structure, and (ii) to sustain and build upon employee engagement. Under the Earnings heading, our priorities include (i) growing and strengthening relationships, (ii) exploring and evaluating current and alternative revenue sources, and (iii) evaluating and pursuing prudent acquisitions. Under the Liquidity heading, our priorities are to (i) ensure that liquidity levels are adequate for anticipated needs, and (ii) maintain a relationship-centric customer portfolio. Under the heading of Sensitivity to Market Risk, our priorities include (i) minimizing optionality, and (ii) maintaining rate neutrality. Finally, under the heading of Information Technology, our strategic priorities include (i) advancing our digital strategy to match internal and external customer expectations, (ii) enhancing the flexibility in our core environment, (iii) monitoring the current cybersecurity environment, and (iii) training employees on cybersecurity risk and prudent responses.

Market Area

Bank First is a full-service community bank, offering business and retail products and services in communities throughout Wisconsin. Our branches are located in Brown, Jefferson, Manitowoc, Monroe, Outagamie, Ozaukee, Shawano, Sheboygan, Waupaca, and Winnebago counties. With the closing of the merger with Hometown on February 10, 2023, we also entered Columbia, Dane, Fond du Lac, and Waushara counties. Our main office is located at 402 N. 8th Street, Manitowoc, Wisconsin. We also recently completed construction of a new operations center along the I-43 corridor in Manitowoc. Based on the deposit market share reports published by the FDIC on June 30, 2022, Bank First ranks in the top two of market share in five of the fourteen counties in which its branches are located.

The fourteen counties in which the Bank has offices have an estimated aggregate population of 1,894,606, based on 2020 U.S. Census data, and total deposits of approximately $57.49 billion as of June 30, 2022, according to the most recent data published by the FDIC.

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

Our Business

General

We emphasize a range of lending services, including commercial and residential real estate loans, construction and development loans, commercial and industrial loans, and consumer loans. Our customers are generally individuals, small to medium-sized businesses and professional firms that are located in or conduct a substantial portion of their business in our market areas. At December 31, 2022, we had total loans receivable of $2.89 billion, representing approximately 79.1% of our total earning assets. As of December 31, 2022, we had 22 nonaccrual loans totaling approximately $3.6 million, or 0.1% of total loans. For additional discussion related to nonperforming loans, see the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section as well as the notes to the consolidated financial statements.

Loan Approval

Certain credit risks are inherent in making loans. These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers. We attempt to mitigate repayment risks by adhering to our comprehensive and robust internal credit policies and procedures. These policies and procedures include officer and customer lending limits, with approval process for larger loans, documentation examination, and follow-up procedures for any exceptions to credit policies. Our loan approval policies provide for various levels of officer lending authority. The Bank currently employs both a signature process through the line of business as well as credit administration and a committee process which involves the Bank’s board of directors each month. Both approvals and reviews of the credit actions are underwritten by an independent set of credit analysts who report to credit administration. For our loan commitments, a serial sign-off process is utilized up to $25,000,000, requiring multiple signatures for a loan approval. This process ensures that the necessary parties at all authority levels are aware of and approve the commitment. The Bank’s board of directors is involved in credits above this level after they have been through the serial sign-off process. We do not make any loans to any director, executive officer of the Bank, or the related interests of each, unless the loan is approved by the full board of directors of the Bank and is on terms not more favorable than would be available to a person not affiliated with the Bank.

Credit Administration and Loan Review

Our loan review consists of both commercial and retail review where loan files are reviewed and risk ratings are validated. Both are fully outsourced to a firm that specializes in file review and risk rating. Our policy for reviewing commercial credit files consisted of selecting a percentage of specific files on an annual basis as defined in our loan review plan, and reviewing them for risk rating and policy compliance. Our retail review consists of selecting a percentage of specific files on an annual basis, and reviewing them for policy compliance.

Lending Limits

Our lending activities are subject to a variety of lending limits imposed by federal law. In general, the Bank is subject to a legal limit on loans to a single borrower equal to 15% of the Bank’s capital and unimpaired surplus. This legal lending limit will increase or decrease as the Bank’s level of capital increases or decreases. In addition to the legal lending, management and the board of directors have established a more conservative, internal lending limit. The Bank’s legal and internal lending limits are a safety and soundness measure intended to prevent one person or a relatively small and economically related group of persons from borrowing an unduly large amount of the Bank’s funds. It is also intended to safeguard the Bank’s depositors by diversifying the risk of loan losses among a relatively large number of creditworthy borrowers engaged in various types of businesses. Based upon the capitalization of the Bank at December 31, 2022, the Bank’s legal lending limit was $55.8 million and the Bank’s internal lending limit was $44.7 million. Our board of directors will adjust the internal lending limit as deemed necessary to continue to mitigate risk and serve the Bank’s clients. We are also able to sell participations in our larger loans to other financial institutions, which allows us to manage the risk involved in these loans and to meet the lending needs of our clients requiring extensions of credit in excess of these limits.

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

As of December 31, 2022, loans secured by real estate made up approximately $2.14 billion, or 73.9%, of our loan portfolio. These loans generally will fall into one of two categories:

●	Commercial Real Estate. Commercial real estate loans generally have terms of 10 years or less, although payments may be structured on a longer amortization basis. We evaluate each borrower on an individual basis and attempt to determine their business risks and credit profile. We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied industrial, office, and retail buildings where the loan-to-value ratio, established by independent appraisals, does not generally exceed 85% of cost or appraised value. We also generally require that a borrower’s cash flow exceed 110% of monthly debt service obligations. In order to ensure secondary sources of payment and liquidity to support a loan request, we typically review all of the personal financial statements of the principal owners and require their personal guaranties. Commercial real estate loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the property to service the debt. Because our loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our levels of nonperforming assets. As of December 31, 2022, commercial real estate loans made up approximately $1.40 billion or 48.3% of our loan portfolio.
●	Residential Mortgage Loans and Home Equity Loans. We originate and hold short-term and long-term first mortgages and traditional second mortgage residential real estate loans. Generally, we limit the loan-to-value ratio on our residential real estate loans to 90%. We offer fixed and adjustable rate residential real estate loans with terms of up to 30 years. We also offer a variety of lot loan options to consumers to purchase the lot on which they intend build their home. We also offer traditional home equity loans and lines of credit. Our underwriting criteria for, and the risks associated with, home equity loans and lines of credit are generally the same as those for first mortgage loans. Home equity loans typically have terms of 20 years or less. We generally limit the extension of credit to 90% of the available equity of each property. As of December 31, 2022, residential mortgage loans and home equity loans made up approximately $739.5 million or 25.6% of our loan portfolio.

Commercial and Industrial Loans

We have significant expertise in small to middle market commercial and industrial lending. Our success is the result of our product and market expertise, and our focus on delivering high-quality, customized and quick turnaround service for our clients due to our focus on maintaining an appropriate balance between prudent, disciplined underwriting, on the one hand, and flexibility in our decision making and responsiveness to our clients, on the other hand, which has allowed us to grow our commercial and industrial loan portfolio while maintaining strong asset quality. As of December 31, 2022, commercial and industrial loans made up approximately $492.5 million or 17.0% of our loan portfolio.

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

We attempt to reduce risk associated with construction and development loans by obtaining personal guaranties and by keeping the maximum loan-to-value ratio at or below 85% of the lesser of cost or appraised value, depending on the project type. Generally, we do not have interest reserves built into loan commitments but require periodic cash payments for interest from the borrower’s cash flow. As of December 31, 2022, construction and development loans made up approximately $199.7 million or 6.9% of our loan portfolio.

Consumer Loans

We make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit. Consumer loans are underwritten based on the borrower’s income, current debt level, past credit history, and the availability and value of collateral. Consumer rates are both fixed and variable, with negotiable terms. Our installment loans typically amortize over periods up to seven years. Although we typically require monthly principal and interest payments on our loan products, we will offer consumer loans at interest only with a single maturity date when a specific source of repayment is available. Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value than real estate.  As of December 31, 2022, consumer loans made up approximately $45.0 million or 1.6% of our loan portfolio.

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

Our investment policy is reviewed annually by our board of directors. Overall investment goals are established by our board, CEO, and members of our Asset Liability Management Committee (“ALCO”). Our board of directors has delegated the responsibility of monitoring our investment activities to our ALCO. Day-to-day activities pertaining to the securities portfolio are conducted under the supervision of our CEO. We actively monitor our investments on an ongoing basis to identify any material changes in the securities. We also review our securities for potential other-than-temporary impairment at least quarterly.

Human Capital Resources

Our Company culture emphasizes our longstanding dedication to being respectful to others and having a workforce that is representative of the communities we serve. Diversity, equity and inclusion (“DEI”) are fundamental to our culture. We believe in attracting, retaining and promoting quality talent and recognize that diversity makes us stronger as a Company. Our talent acquisition teams partner with hiring managers in sourcing and presenting a diverse slate of qualified candidates to strengthen our organization. Our DEI Committee is a task force of diverse staff members who are responsible for helping bring about positive change at Bank First and fostering a more diverse and inclusive work environment. We offer training and education resources for all employees to support our DEI initiatives.

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

Bank First currently has approximately 382 FTEs. As of December 31, 2022, approximately 78% of our employees self-identified as female and approximately 6% self-identified as people of color. Twenty-five percent (25%) of our Board members and 50% of our Senior Management team identify as female. One of our strategic goals is to increase the diversity of our Board in the coming year. None of our employees are represented by any collective bargaining unit or is a party to a collective bargaining agreement. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.

General Corporate Information

Our principal executive offices are located at 402 N. 8th Street, Manitowoc, Wisconsin 54220, and our telephone number at that address is (920) 652-3100. Additional information can be found on our website: www.bankfirst.com. The information contained on our website is not incorporated in this document by reference.

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

Governance and Financial Reporting Obligations. We are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the SEC, the Public Company Accounting Oversight Board (“PCAOB”), and Nasdaq. In particular, we are required to include management and independent registered public accounting firm reports on internal controls as part of our Annual Report on Form 10- K in order to comply with Section 404 of the Sarbanes-Oxley Act. We have evaluated our controls, including compliance with the SEC rules on internal controls, and have and expect to continue to spend significant amounts of time and money on compliance with these rules. Our failure to comply with these internal control rules may materially adversely affect our reputation, ability to obtain the necessary certifications to financial statements, and the values of our securities. The assessments of our financial reporting controls as of December 31, 2022 are included in this report under “Item 9A. Controls and Procedures.”

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

Incentive Compensation.   The Dodd-Frank Act required the banking agencies and the SEC to establish joint rules or guidelines for financial institutions with more than $1 billion in assets, such as us and the Bank, which prohibit incentive compensation arrangements that the agencies determine to encourage inappropriate risks by the institution. The banking agencies issued proposed rules in 2011 and previously issued guidance on sound incentive compensation policies. In 2016, the Federal Reserve and the OCC also proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2022, these rules have not been implemented. We and the Bank have undertaken efforts to ensure that our incentive compensation plans do not encourage inappropriate risks, consistent with three key principles— that incentive compensation arrangements should appropriately balance risk and financial rewards, be compatible with effective controls and risk management, and be supported by strong corporate governance.

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

Capital Requirements

The Company and Bank are required under federal law to maintain certain minimum capital levels based on ratios of capital to total assets and capital to risk-weighted assets. The required capital ratios are minimums, and the federal banking agencies may determine that a banking organization, based on its size, complexity or risk profile, must maintain a higher level of capital in order to operate in a safe and sound manner. Risks such as concentration of credit risks and the risks arising from non-traditional activities, as well as the institution’s exposure to a decline in the economic value of its capital due to changes in interest rates, and an institution’s ability to manage those risks are important factors that are to be taken into account by the federal banking agencies in assessing an institution’s overall capital adequacy. The following is a brief description of the relevant provisions of these capital rules and their potential impact on our capital levels.

The Company and Bank are subject to the following risk-based capital ratios: a common equity Tier 1 (“CET1”) risk-based capital ratio, a Tier 1 risk-based capital ratio, which includes CET1 and additional Tier 1 capital, and a total capital ratio, which includes Tier 1 and Tier 2 capital. CET1 is primarily comprised of the sum of common stock instruments and related surplus net of treasury stock, retained earnings, and certain qualifying minority interests, less certain adjustments and deductions, including with respect to goodwill, intangible assets, mortgage servicing assets and deferred tax assets subject to temporary timing differences. Additional Tier 1 capital is primarily comprised of noncumulative perpetual preferred stock, tier 1 minority interests and grandfathered trust preferred securities. Tier 2 capital consists of instruments disqualified from Tier 1 capital, including qualifying subordinated debt, other preferred stock and certain hybrid capital instruments, and a limited amount of loan loss reserves up to a maximum of 1.25% of risk-weighted assets, subject to certain eligibility criteria. The capital rules also define the risk-weights assigned to assets and off-balance sheet items to determine the risk-weighted asset components of the risk-based capital rules, including, for example, certain “high volatility” commercial real estate, past due assets, structured securities and equity holdings.

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

To be well-capitalized, the Company and Bank must maintain at least the following capital ratios:

●	6.5% CET1 to risk-weighted assets;
●	8.0% Tier 1 capital to risk-weighted assets;
●	10.0% Total capital to risk-weighted assets; and
●	5.0% leverage ratio.

Failure to be well-capitalized or to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on our operations or financial condition. For example, only a well-capitalized depository institution may accept brokered deposits without prior regulatory approval. Failure to be well-capitalized or to meet minimum capital requirements could also result in restrictions on the Bank’s ability to pay dividends or otherwise distribute capital or to receive regulatory approval of applications or other restrictions on its growth. The Bank was well capitalized at December 31, 2022, and brokered deposits are not restricted.

In 2022, the Company and Bank’s regulatory capital ratios were above the applicable well-capitalized standards and met the then-applicable capital conservation buffer. Based on current estimates, we believe that the Company and Bank will continue to exceed all applicable well-capitalized regulatory capital requirements and the capital conservation buffer in 2023.

The Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Economic Growth Act”) signed into law in May 2018 scaled back certain requirements of the Dodd-Frank Act and provided other regulatory relief. Among the provisions of the Economic Growth Act was a requirement that the Federal Reserve raise the asset threshold for those bank holding companies subject to the Federal Reserve’s Small Bank Holding Company Policy Statement (“Policy Statement”) to $3 billion. As a result, as of the effective date of that change in 2018, the Company was no longer required to comply with the risk-based capital rules applicable to the Bank. The Company crossed above the $3 billion threshold during the third quarter of 2022 and is now required to adhere to these capital rules.

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

On December 21, 2018, federal banking agencies issued a joint final rule to revise their regulatory capital rules to (i) address the upcoming implementation of the “current expected credit losses” (“CECL”) accounting standard under GAAP; (ii) provide an optional three-year phase-in period for the day-one adverse regulatory capital effects that banking organizations are expected to experience upon adopting CECL; and (iii) require the use of CECL in stress tests beginning with the 2020 capital planning and stress testing cycle for certain banking organizations. for more information regarding Accounting Standards Update No. 2016-13, which introduced CECL as the methodology to replace the current “incurred loss” methodology for financial assets measured at amortized cost, and changed the approaches for recognizing and recording credit losses on available-for-sale debt securities and purchased credit impaired financial assets, including the required implementation date for the Company, see the notes to the Company’s consolidated financial statements for the year ended December 31, 2022.

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

In addition, as discussed in more detail below, the Bank and any other of our subsidiaries that offer consumer financial products and services are subject to regulation and potential supervision by the Consumer Financial Protection Bureau (“CFPB”). Authority to supervise and examine the Company and the Bank for compliance with federal consumer laws remains largely with the Federal Reserve and the OCC, respectively. However, the CFPB may participate in examinations on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary regulators. The CFPB also may participate in examinations of our other direct or indirect subsidiaries that offer consumer financial products or services. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB, and state attorneys general are permitted to enforce certain federal consumer financial protection rules adopted by the CFPB. As the Company and the Bank each had less than $10 billion in consolidated assets in 2022, they are not subject to the routine supervision of the CFPB, but this may change in the future as the Company and the Bank grow.

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

In October of 2022, the FDIC adopted a final rule to increase the initial base deposit insurance assessment rate by 2 basis points, applicable to all insured depository institutions, and will begin with the first quarterly assessment period in 2023 and will remain in effect until the level of the DIF reserve ratios to insured deposits meets the FDIC's long-term goals.

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

Bank regulators routinely examine institutions for compliance with these anti-money laundering obligations and recently have been active in imposing “cease-and-desist” and other regulatory orders and money penalty sanctions against institutions found to be in violation of these requirements. Sanctions for violations of the Act can be imposed in an amount equal to twice the sum involved in the violating transaction, up to $1 million. On January 1, 2021, Congress passed federal legislation that made sweeping changes to federal anti-money laundering laws, subject to pending implementation by regulatory rulemaking. Most recently, on June 30, 2021, FinCEN published the first set of “national AML priorities,” as required by the Bank Secrecy Act, which include, but are not limited to, cybercrime, terrorist financing, fraud, and drug/human trafficking.  FinCEN is required to implement regulations to specify how covered financial institutions, such as the Company, should incorporate these national priorities into their AML programs.  As of December 31, 2022, no such regulations have been proposed.

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

The Guidance also applies when a bank has a sharp increase in CRE loans or has significant concentrations of CRE secured by a particular property type. See Item 1A. Risk Factors -- We are subject to lending concentration risk, which could cause our regulators to restrict our ability to grow  – for a discussion of our risks regarding CRE exposure.

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

On May 5, 2022, the OCC, FRB, and FDIC issued a notice of proposed rulemaking to provide for a coordinated approach to modernize their respective CRA regulations, such that all banks will be subject to the same set of CRA rules. Key elements are expected to include (i) expanding access to credit, investment, and basic banking services in low- and moderate-income communities; (ii) updating CRA assessment areas by including activities associated with online and mobile banking, branchless banking, and hybrid models; and (iii) better tailoring CRA evaluations and data collection requirements by bank size and type. No final rule has been issued, but the rulemaking may affect the Bank’s CRA compliance obligations in the future.

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

In 2020, the CARES Act granted certain forbearance rights and protection against foreclosure to borrowers with a "federally backed mortgage loan," including certain first or subordinate lien loans designed principally for the occupancy of one to four families. These consumer protections under the CARES Act continued during the COVID 19 pandemic emergency, and while most of these protections expired in 2022, on January 18, 2023, in its revised Mortgage Servicing Examination Procedures, the CFPB stated it expected servicers to continue to utilize these safeguards, regardless of their expiration.

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

LIBOR: On March 15, 2022, Congress enacted the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) to address references to LIBOR in contracts that (i) are governed by U.S. law; (ii) will not mature before June 30, 2023; and (iii) lack fallback provisions providing for a clearly defined and practicable replacement for LIBOR. On December 16, 2022, the FRB adopted a final rule to implement the LIBOR Act by identifying benchmark rates based on SOFR (Secured Overnight Financing Rate) that will replace LIBOR in certain financial contracts after June 30, 2023.  The final rule identifies replacement benchmark rates based on SOFR to replace overnight, one-month, three-month, six-month, and 12-month LIBOR in contracts subject to the LIBOR Act.

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

Interest rates increased significantly in 2022 as the Federal Reserve attempted to slow economic growth and counteract rising inflation. Further changes in interest rates and monetary policy reportedly are dependent upon the Federal Reserve’s assessment of economic data as it becomes available, though the rising interest rate environment is expected to continue in 2023. Inflationary pressures are currently expected to remain elevated 2023 Increasing interest rates can have a negative impact on our business by reducing the amount of money our customers borrow or by adversely affecting their ability to repay outstanding loan balances that may increase due to adjustments in their variable rates. In addition, in a rising interest rate environment we may have to offer more attractive interest rates to depositors to compete for deposits, or pursue other sources of liquidity, such as wholesale funds. Higher income volatility from changes in interest rates and spreads to benchmark indices could result in a decrease in net interest income and a decrease in current fair market values of our assets. Fluctuations in interest rates impacts both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, or financial condition. Changes in market values of investment securities classified as available for sale are also impacted by higher rates and can negatively impact our other comprehensive income and equity levels through accumulated other comprehensive income, which includes net unrealized gains and losses on those securities. Further, such losses could be realized into earnings should liquidity and/or business strategy necessitate the sales of securities in a loss position. A prolonged period of volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies.

Additionally, we conduct our banking operations primarily in Wisconsin. As of December 31, 2022, approximately 95.17% of our loans and approximately 97.34% of our deposits were made to borrowers or received from depositors who live and/or primarily conduct business in Wisconsin. Therefore, our success will depend in large part upon the general economic conditions in this area, which we cannot predict with certainty. This geographic concentration imposes risks from lack of geographic diversification, as adverse economic developments in Wisconsin, among other things, could affect the volume of loan originations, increase the level of nonperforming assets, increase the rate of foreclosure losses on loans and reduce the value of our loans and loan servicing portfolio. Any regional or local economic downturn that affects Wisconsin or existing or prospective borrowers or property values in such areas may affect us and our profitability more significantly and adversely than our competitors whose operations are less geographically concentrated.

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

Although we have implemented procedures we believe will reduce the potential effects of changes in interest rates on our net interest income, these procedures may not always be successful as some of these effects are outside of our control. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest income and our net interest margin, asset quality, loan and lease origination volume, liquidity or overall profitability.

Inflation could negatively impact our business, our profitability and our stock price.

Inflation has continued rising in 2022 at levels not seen for over 40 years. Inflationary pressures are currently expected to remain elevated throughout 2022 and are likely to continue into 2023. Prolonged periods of inflation may impact our profitability by negatively impacting our fixed costs and expenses, including increasing funding costs and expense related to talent acquisition and retention, and negatively impacting the demand for our products and services. Additionally, inflation may lead to a decrease in consumer and clients’ purchasing power and negatively affect the need or demand for our products and services. If significant inflation continues, our business could be negatively affected by, among other things, increased default rates leading to credit losses which could decrease our appetite for new credit extensions. These inflationary pressures could result in missed earnings and budgetary projections causing our stock price to suffer.

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

Making any loan involves various risks, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and cash flows available to service debt, and risks resulting from changes in economic and market conditions. Our credit risk approval and monitoring procedures may fail to identify or reduce these credit risks, as some of these risks are outside of our control, and they cannot completely eliminate all credit risks related to our loan portfolio. If the overall economic climate, including employment rates, real estate markets, interest rates and general economic growth, in the United States, generally, or Wisconsin, specifically, experiences material disruption, our borrowers may experience difficulties in repaying their loans, the collateral we hold may decrease in value or become illiquid, and the levels of nonperforming loans, charge-offs and delinquencies could rise and require additional provisions for loan losses, which would cause our net income and return on equity to decrease. The future effects of the continued elevated inflationary and interest rate environment on economic activity could negatively affect the collateral values associated with our existing loans, the ability to liquidate the real estate collateral securing our residential and commercial real estate loans, our ability to maintain loan origination volume and to obtain additional financing, the future demand for or profitability of our lending and services, and the financial condition and credit risk of our customers. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making our business decisions or may result in a delay in our taking certain remediation actions, such as foreclosure. If borrowers fail to repay their loans, our financial condition and results of operations would be adversely affected.

Our provision and allowance for loan losses may not be adequate to cover actual credit losses.

We make various assumptions and judgments about the collectability of our loan and lease portfolio and utilize these assumptions and judgments when determining the provision and allowance for loan losses. The determination of the appropriate level of the provision for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes, as we have experienced. Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the amount reserved in the allowance for loan losses. Due to the declining economic conditions, our customers may not be able to repay their loans according to the original terms, and the collateral securing the payment of those loans may be insufficient to pay any remaining loan balance. While we maintain our allowance to provide for loan defaults and non-performance, losses may exceed the value of the collateral securing the loans and the allowance may not fully cover any excess loss. In addition, bank regulatory agencies periodically review our provision and the total allowance for loan losses and may require an increase in the allowance for loan losses or future provisions for loan losses, based on judgments different than those of management. Any increases in the provision or allowance for loan losses will result in a decrease in our net income and, potentially, capital, and may have a material adverse effect on our financial condition or results of operations.

The current expected credit loss standard established by the Financial Accounting Standards Board will require significant data requirements and changes to methodologies.

In the aftermath of the 2007-2008 financial crisis, the Financial Accounting Standards Board, or FASB, decided to review how banks estimate losses in the ALL calculations, and it issued the final Current Expected Credit Loss, or CECL, standard on June 16, 2016. Currently, the impairment model used by many financial institutions is based on incurred losses, and loans are recognized as impaired when there is no longer an assumption that future cash flows will be collected in full under the originally contracted terms. This model will be replaced by the CECL model that will become effective for the Company for the fiscal year beginning after December 15, 2022 in which financial institutions will be required to use historical information, current conditions, and reasonable forecasts to estimate the expected loss over the life of the loan. The Company will record a one-time adjustment to its credit loss allowance, as of the beginning of the first quarter of 2023, equal to the difference between the amounts of its credit loss allowance under the incurred loss methodology and CECL. Moreover, the new accounting standard is likely, as a result of its requirement to estimate and recognize expected credit losses on new assets, to introduce greater volatility in our provision for credit loans and allowance for loan losses. Throughout 2022, our management ran a calculation of its allowance under ASU 2016-13 parallel to its current modeling to assess the functioning of the ASU 2016-13 model while also documenting the controls that will be in place around the process when the Company implements this standard. Results of these parallel runs indicate that the Bank’s ALL to total loans coverage ratio will increase from 0.78% as of December 31, 2022, and to 1.10% - 1.20% upon implementation of ASU 2016-13 on January 1, 2023.

Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.

As of December 31, 2022, approximately 73.9% of our loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral. This includes collateral consisting of income producing and residential construction properties, which properties tend to be more sensitive to general economic conditions and downturns in real estate markets. As a result, adverse developments affecting real estate values in our market areas could increase the credit risk associated with our real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the area in which the real estate is located. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, and could result in losses that would adversely affect credit quality, financial condition, and results of operation. Negative changes in the economy affecting real estate values and liquidity in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses could have a material adverse impact on our business, results of operations and growth prospects. If real estate values decline, it is also more likely that we would be required to increase our ALLL, which could adversely affect our financial condition, results of operations and cash flows.

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

maintain and enhance our reputation; attract and retain experienced and talented bankers in each of our markets; maintain adequate funding sources, including by continuing to attract stable, low-cost deposits; enhance our market penetration in our metropolitan markets and maintain our leadership position in our community markets; improve our operating efficiency; implement new technologies to enhance the client experience and keep pace with our competitors; identify attractive acquisition targets, close on such acquisitions on favorable terms and successfully integrate acquired businesses; attract and maintain commercial banking relationships with well-qualified businesses, real estate developers and investors with proven track records in our market areas; attract sufficient loans that meet prudent credit standards; originate conforming residential mortgage loans for resale into secondary market to provide mortgage banking income; maintain adequate liquidity and regulatory capital and comply with applicable federal and state banking regulations; manage our credit, interest rate and liquidity risks; develop new, and grow our existing, streams of noninterest income; oversee the performance of third-party service providers that provide material services to our business; and control expenses in line with current projections.

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

We may not realize all of the anticipated benefits of the acquisition of Denmark and Hometown.

Our ability to realize the anticipated benefits of the acquisition of Denmark and Hometown will depend, to a large extent, on our ability to successfully integrate the acquired businesses. The integration and combination of the acquired businesses is a complex, costly and time-consuming process. As a result, we will be required to devote significant management attention and resources to integrating their business practices and operations with ours. The integration process may disrupt our business and the businesses of Denmark and Hometown and, if implemented ineffectively, could limit the full realization of the anticipated benefits of the acquisitions. The failure to meet the challenges involved in integrating the acquired businesses and to realize the anticipated benefits of the acquisitions could cause an interruption of, or a loss of momentum in, our business activities or those of Denmark and Hometown and could adversely impact our business, financial condition and results of operations. In addition, the overall integration of the businesses may result in material unanticipated problems, expenses, liabilities, loss of customers and diversion of our management’s and employees’ attention. The challenges of combining the operations of the companies include, among others: difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects, including the potential adverse impact of the Company’s assumption of Denmark’s and Hometown’s outstanding debt obligations; difficulties in the integration of operations and teams; difficulties in the assimilation and retention of employees; difficulties in managing the expanded operations of a larger and more complex company; challenges in keeping existing customers and obtaining new customers; challenges in attracting and retaining key personnel, including personnel that are considered key to future success; challenges related to Denmark’s and Hometown’s credit quality and credit risk; and challenges in keeping key business relationships in place.

Many of these factors are outside of our control and any one of them could result in increased costs and liabilities, decreases in expected income and deposits, and diversion of management’s time and energy, which could have a material adverse effect on our business, financial condition and results of operations. Additionally, even if the integration of Denmark and Hometown is successful, the full benefits of the transaction may not be realized, including the synergies, cost savings, growth opportunities or earnings accretion that are expected. These benefits may not be achieved within the anticipated time frame, or at all, and additional unanticipated costs may be incurred in the integration of the businesses. Furthermore, Denmark and/or Hometown may have unknown or contingent liabilities that we assumed in the acquisition that were not discovered during our due diligence. These liabilities could include exposure to unexpected asset quality problems, compliance and regulatory violations, key employee and client retention problems and other problems that could result in significant costs to us.

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

In addition, our acquisition activities could be material to our business and involve a number of significant risks, including the following:

incurring time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions, resulting in our attention being diverted from the operating of our existing business; using inaccurate estimates and judgments to evaluate credit, operations, management, and market risks with respect to the target company or the assets and liabilities that we seek to acquire; exposure to potential asset quality issues of the target company; intense competition from other banking organizations and other potential acquirers, many of which have substantially greater resources than we do; potential exposure to unknown or contingent liabilities of banks and businesses we acquire, including, without limitation, liabilities for regulatory and compliance issues; inability to realize the expected revenue increases, cost savings, increases in geographic or product presence, and other projected benefits of the acquisition; incurring time and expense required to integrate the operations and personnel of the combined businesses; inconsistencies in standards, procedures, and policies that would adversely affect our ability to maintain relationships with customers and employees; experiencing higher operating expenses relative to operating income from the new operations; creating an adverse short-term effect on our results of operations; losing key employees and customers; significant problems related to the conversion of the financial and customer data of the entity; integration of acquired customers into our financial and customer product systems; potential changes in banking or tax laws or regulations that may affect the target company; or risks of impairment to goodwill or litigation risk.

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

If the goodwill that we recorded in connection with a business acquisition becomes impaired, it could require a change to earnings.

Goodwill represents the amount by which the purchase price exceeds the fair value of net assets acquired in a business combination. We review goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate the carrying value of the asset might be impaired. We evaluate goodwill for impairment by comparing the estimated fair value of each reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its estimated fair value, an impairment loss is recognized in an amount equal to that excess. Factors that could cause an impairment charge include adverse changes to macroeconomic conditions, declines in the profitability of the reporting unit, or declines in the tangible book value of the reporting unit. Future evaluations of goodwill may result in impairment which could have a material adverse effect on our business, financial condition and results of operations.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on the Company’s liquidity. Our access to funding sources in amounts adequate to finance our activities or on terms which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. A decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated as well as adverse regulatory actions against us could detrimentally impact our access to liquidity sources. In addition, our access to deposits may be affected by the liquidity and/or cash flow needs of depositors, which may be exacerbated in an inflationary, recessionary, or elevated rate environment. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry generally.

Our funding sources may prove insufficient to replace deposits and support our future growth.

Deposits, cash flows from operations (including from our mortgage business) and investment securities for sale are the primary sources of funds for our lending activities and general business purposes. However, from time to time we also obtain advances from the Federal Home Loan Bank (“FHLB”), purchase federal funds, engage in overnight borrowing from the Federal Reserve and correspondent banks and sell loans. While we believe our current funding sources to be adequate, our future growth may be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available on acceptable terms to accommodate future growth, which could have a material adverse effect on our financial condition, results of operations or cash flows. Moreover, competition among U.S. banks and non-banks for customer deposits is intense and may increase the cost of deposits (particularly in an elevated rate environment) or prevent new deposits and may otherwise negatively affect our ability to grow our deposit base. This may cause our deposit accounts to decrease in the future, and any such decrease could have a material adverse impact on our sources of funding.

Decreased residential mortgage origination, volume and pricing decisions of competitors may adversely affect our profitability.

Our mortgage operation originates and sells residential mortgage loans and services residential mortgage loans. Changes in interest rates, housing prices, financial stress on borrowers as a result of economic conditions, regulations by the applicable governmental authorities and pricing decisions by our loan competitors may adversely affect demand for our residential mortgage loan products, the revenue realized on the sale of loans, revenues received from servicing such loans for others, and ultimately reduce our net income. New regulations, increased regulatory reviews, and/or changes in the structure of the secondary mortgage markets which we would utilize to sell mortgage loans may be introduced and may increase costs and make it more difficult to operate a residential mortgage origination business.

The fair value of our investment securities may decline.

As of December 31, 2022, the fair value of our available for sale securities portfolio was approximately $304.6 million. Factors beyond our control can significantly influence the fair value of our securities and can cause adverse changes to the fair value of these securities. These factors include rating agency actions, defaults by or other adverse events affecting the issuer, lack of liquidity, changes in market interest rates, and continued instability in the capital markets. A prolonged decline in the fair value of our securities could result in an other-than-temporary impairment write-down, which would affect our results of operations.

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

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. These trends were accelerated by the COVID-19 pandemic, increasing demand for mobile banking solutions. In addition to better serving clients, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend in part upon our ability to address the needs of our clients by using technology to provide products and services that will satisfy client demands for convenience as well as to provide secure electronic environments and create additional efficiencies in our operations as we continue to grow and expand our market area. Many of our larger competitors have substantially greater resources to invest in technological improvements and have invested significantly more than us in technological improvements. As a result, they may be able to offer additional or more convenient products compared to those that we will be able to provide, which would put us at a competitive disadvantage. Accordingly, we may not be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to our clients, which could impair our growth and profitability. In addition, some of our competitors are subject to less regulation and/or more favorable tax treatment, which may put us at a competitive disadvantage.

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

The Federal Reserve has implemented significant economic strategies that have impacted interest rates, inflation, asset values, and the shape of the yield curve, over which the Company has no control and which the Company may not be able to adequately anticipate.

In recent years, the Federal Reserve implemented a series of accommodative domestic monetary initiatives. Several of these have emphasized so-called quantitative easing strategies and decreases to the Federal funds target rate. The Federal Reserve reduced rates five times during 2019 through 2021. However, in response to the significant increase in the domestic inflation rate in the U.S, the Federal Reserve increased the federal funds target rate seven times in 2022 for a total increase of 4.25%, and indicated additional increases would be forthcoming in 2023. Also during 2022, The Federal reserve has implemented quantitative tightening. Further rate changes reportedly are dependent on the Federal Reserve’s assessment of economic data as it becomes available. The Company cannot predict the nature or timing of future changes in monetary, economic, or other policies or the effect that they may have on the Company's business activities, financial condition and results of operations.

The current economic environment poses significant challenges and could adversely affect our financial condition and results of operations.

We are operating in a challenging and uncertain economic environment. The global credit and financial markets have from time to time experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, high rates of inflation, and uncertainty about economic stability. As a result, financial institutions continue to be affected by uncertainty in the real estate market, the credit markets, and the national financial market generally. We retain direct exposure to the commercial and residential real estate markets, and we are affected by events in these markets. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the current conflict between Russia and Ukraine, which is increasing volatility in commodity and energy prices, creating supply chain issues and causing instability in financial markets. Sanctions imposed by the United States and other countries in response to such conflict could further adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability.

We are subject to lending concentration risk, which could cause our regulators to restrict our ability to grow.

A substantial portion of our loan portfolio is secured by real estate. In weak economies, or in areas where real estate market conditions are distressed, we may experience a higher than normal level of nonperforming real estate loans. The collateral value of the portfolio and the revenue stream from those loans could come under stress, and additional provisions for the allowance for credit losses could be necessitated. Our ability to dispose of foreclosed real estate at prices at or above the respective carrying values could also be impaired, causing additional losses.

Commercial real estate (“CRE”) is cyclical and poses risks of loss to us due to our concentration levels and risk of the asset, especially during a difficult economy, including the current stressed economy. As of December 31, 2022, 73.9% of our loan portfolio was comprised of loans secured by commercial real estate. The banking regulators continue to give CRE lending greater scrutiny, and banks with higher levels of CRE loans are expected to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as higher levels of allowances for possible losses and capital levels as a result of CRE lending growth and exposures.

Although we are actively working to manage our CRE concentration and believe that our underwriting policies, management information systems, independent credit administration process, and monitoring of real estate loan concentrations are currently sufficient to address the CRE Concentration Guidance, the OCC or other federal regulators could become concerned about our CRE loan concentrations, and they could limit our ability to grow by, among other things, restricting their approvals for the establishment or acquisition of branches, or approvals of mergers or other acquisition opportunities. Our loan portfolio contains several industry and collateral concentrations including, but not limited to, commercial and residential real estate. Due to the exposure in these concentrations, disruptions in markets, economic conditions, changes in laws or regulations or other events could cause a significant impact on the ability of borrowers to repay and may have a material adverse effect on our business, financial condition and results of operations.

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

The COVID-19 pandemic and the resulting adverse economic conditions have adversely impacted, and could continue to adversely impact, our business, financial condition, liquidity, capital and results of operations.

While the level of disruption caused by, and the economic impact of, COVID-19 subsided in 2022, the extent and duration to which the continuing COVID-19 pandemic will impact our business in the future is unknown and will depend on future developments, which are highly uncertain and outside our control. These developments include the duration and severity of the pandemic (including the possibility of further surges of new or existing COVID-19 variants of concern), supply chain disruptions, decreased demand for our products and services or those of our borrowers, which could increase our credit risk, rising inflation, our ability to maintain sufficient qualified personnel due to labor shortages, talent attrition, employee illness, quarantine, willingness to return to work, and the actions taken by governments, businesses and individuals to contain the impact of COVID-19, as well as further actions taken by governmental authorities to limit the resulting economic impact. It is also possible that the pandemic and its aftermath will lead to a prolonged economic slowdown in sectors disproportionately affected by the pandemic or recession in the U.S. economy or the world economy in general.

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

Furthermore, as a result of our diverse base of clients and business partners, we may face potential negative publicity based on the identity of our clients or business partners and the public’s (or certain segments of the public’s) view of those entities. Such publicity may arise from traditional media sources or from social media and may increase rapidly in size and scope. If our client or business partner relationships were to become intertwined in such negative publicity, our ability to attract and retain clients, business partners, and employees may be negatively impacted, and our stock price may also be negatively impacted. Additionally, we may face pressure to not do business in certain industries that are viewed as harmful to the environment or are otherwise negatively perceived, which could impact our growth. Additionally, investors and shareholder advocates are placing ever increasing emphasis on how corporations address ESG issues in their business strategy when making investment decisions and when developing their investment theses and proxy recommendations. We may incur meaningful costs with respect to our ESG efforts and if such efforts are negatively perceived, our reputation and stock price may suffer. In addition, ongoing legislative or regulatory uncertainties and changes regarding climate risk management and practices may result in higher regulatory, compliance, credit and reputational risks and costs.

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

Our stock price may be volatile.

The market price of our common stock may be volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control, including rising interest rates and the impact of inflation. In addition, if the market for stocks in our industry, or the stock market in general, experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management which could materially adversely affect our business, financial condition or results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our main office is located at 402 North 8th Street, Manitowoc, Wisconsin 54220. In addition, the Bank operates twenty-seven (27) additional branches located in fourteen (14) counties in Wisconsin, which includes the branches that were acquired in connection with the Company’s acquisitions of Timberwood, Denmark and Hometown. The addresses of these offices are provided below. We believe these premises will be adequate for present and anticipated needs and that we have adequate insurance to cover our owned and leased premises. For each property that we lease, we believe that upon expiration of the lease we will be able to extend the lease on satisfactory terms or relocate to another acceptable location:

Office	Address	City, State, Zip	Lease/Own
Main Office	402 N. 8th Street	Manitowoc, Wisconsin, 54220	Own
Appleton	4201 W. Wisconsin Avenue	Appleton, Wisconsin, 54913	Lease
Ashwaubenon	2865 S. Ridge Road	Green Bay, Wisconsin, 54304	Own
Bellevue	2747 Manitowoc Road	Green Bay, Wisconsin, 54311	Own
Cambridge	221 W. Main Street	Cambridge, Wisconsin, 53523	Own
Cedarburg	W61 N529 Washington Avenue	Cedarburg, Wisconsin, 53012	Own
Clintonville	135 S. Main Street	Clintonville, Wisconsin, 54929	Own
Denmark	103 E. Main Street	Denmark, Wisconsin, 54208	Own
Fond du Lac	245 N. Peters Avenue	Fond du Lac, Wisconsin, 54935	Own
Fond du Lac	80 Sheboygan Street	Fond du Lac, Wisconsin, 54935	Own
Iola	295 E. State Street	Iola, Wisconsin, 54945	Own
Kiel	110 Fremont Street	Kiel, Wisconsin, 53042	Own
Manitowoc	2915 Custer Street	Manitowoc, Wisconsin, 54220	Own
Mishicot	110 Baugniet Street	Mishicot, Wisconsin, 54228	Own
Oshkosh	1159 N. Koeller Street	Oshkosh, Wisconsin, 54902	Own
Pardeeville	512 S. Main Street	Pardeeville, Wisconsin, 53954	Own
Plymouth	2700 Eastern Avenue	Plymouth, Wisconsin, 53073	Own
Poynette	105 S. Main Street	Poynette, Wisconsin, 53955	Own
Reedsville	427 Manitowoc Street	Reedsville, Wisconsin, 54230	Own
Shawano	835 E. Green Bay Street	Shawano, Wisconsin, 54166	Own
Sheboygan	2600 Kohler Memorial Drive	Sheboygan, Wisconsin, 53081	Own
Tomah	110 W. Veterans Street	Tomah, Wisconsin, 54660	Own
Two Rivers	1703 Lake Street	Two Rivers, Wisconsin, 54241	Own
Valders	167 Lincoln Street	Valders, Wisconsin, 54245	Own
Watertown	104 W. Main Street	Watertown, Wisconsin, 54245	Own
Waupaca	111 Jefferson Street	Waupaca, Wisconsin, 54981	Own
Wautoma	105 Plaza Road	Wautoma, Wisconsin, 54982	Own
Whitelaw	202 N. Hickory Street	Whitelaw, Wisconsin, 54247	Own

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

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Bank First registered its common stock under Section 12(b) of the Exchange Act on October 23, 2018, in connection with listing on the Nasdaq Capital Market, and trades under the symbol “BFC”. Prior to October 23, 2018, Bank First’s common stock was traded on the OTC Market Group’s Pink tier under the symbol “BFNC”. The trading volume of Bank First’s common stock is less than that of banks with larger market capitalizations, even though Bank First has improved accessibility to its common stock first through its listing on Nasdaq. As of December 31, 2022, Bank First had approximately 1,596 shareholders of record, 10,064,858 shares issued and 9,021,696 shares outstanding.

Share Repurchase Program

On April 19, 2022, the Company reactivated its share repurchase program, pursuant to which the Company may repurchase up to $30 million of its common stock, par value $0.01 per share, for a period of one (1) year ending on April 18, 2023. The program was announced in a Current Report on Form 8-K on April 25, 2022. The table below sets forth information regarding repurchases of our common stock during the fourth quarter of 2022 under that program as well as pursuant to the 2020 Equity Plan and other repurchases.

			Total Number	Maximum Number
			of Shares Repurchased as	of Shares
			Part of	that May Yet Be
	Total Number of Shares	Average Price Paid per	Publicly Announced	Purchased Under the
	Repurchased	Share(1)	Plans or Programs	Plans or Programs(2)
October 2022	0	$0	0	193,946
November 2022	0	0	0	193,946
December 2022	0	0	0	193,946
Total	0	$0	0	193,946
(1)	The average price paid per share is calculated on a trade date basis for all open market transactions and excludes commissions and other transactions expenses.
(2)	Based on the closing price per share as of December 31, 2022 ($92.82).

Performance Graph

The following graph compares the yearly percentage change in cumulative shareholder return on Bank First stock with the cumulative total return of the Russell 2000 Index and the Nasdaq Bank Index for the last five fiscal years (assuming a $100 investment on December 31, 2017 and reinvestment of all dividends). The following performance graph and related information are neither “soliciting material” nor “filed” with the SEC, nor shall such information be incorporated by reference into any future filings under the Securities Act or the Exchange Act, except to the extent the Company specifically incorporates it by reference into such filing.

	Period Ending
Index	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
BFC	$100.00	$105.60	$160.82	$150.81	$170.80	$222.14
Russell 2000	100.00	87.82	108.66	128.61	146.23	114.70
Nasdaq Bank	100.00	80.40	106.23	91.75	123.91	94.51

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

OVERVIEW

Bank First Corporation is a Wisconsin corporation that was organized primarily to serve as the holding company for Bank First, N.A. Bank First, N.A., which was incorporated in 1894, is a nationally-chartered bank headquartered in Manitowoc, Wisconsin. It is a member of the Federal Reserve, and is regulated by the OCC. Including its headquarters in Manitowoc, Wisconsin, the Bank has 28 banking locations in Brown, Columbia, Dane, Fond du Lac, Jefferson, Manitowoc, Monroe, Outagamie, Ozaukee, Shawano, Sheboygan, Waupaca, Waushara, and Winnebago counties in Wisconsin. The Bank offers loan, deposit and treasury management products at each of its banking locations.

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

As of December 31, 2022, the Company had total consolidated assets of $3.66 billion, total loans of $2.89 billion, total deposits of $3.06 billion and total stockholders’ equity of $453.1 million. The Company employs approximately 382 full-time equivalent employees and has an assets-to-FTE ratio of approximately $11.2 million. For more information, see the Company’s website at www.bankfirst.com.

Recent acquisitions

Tomah Bancshares, Inc.

On May 15, 2020, the Company completed a merger with Timberwood, a bank holding company headquartered in Tomah, WI, pursuant to the Agreement and Plan of Bank Merger dated as of November 20, 2019, by and between the Company and Timberwood, whereby Timberwood was merged with and into the Company, and Timberwood Bank, Timberwood's wholly owned banking subsidiary, was merged with and into the Bank. Timberwood's principal activity was the ownership and operation of Timberwood Bank, a state-chartered banking institution that operated one (1) branch in Wisconsin at the time of closing. The merger consideration totaled approximately $29.8 million.

Pursuant to the terms of the merger agreement, Timberwood shareholders received 5.1445 shares of the Company's common stock for each outstanding share of Timberwood common stock, and cash in lieu of any remaining fractional share. Company stock issued totaled 575,641 shares valued at approximately $29.4 million, with cash of $0.4 million comprising the remainder of merger consideration.

Denmark Bancshares, Inc.

On August 12, 2022, the Company completed a merger with Denmark, a bank holding company headquartered in Denmark, Wisconsin, pursuant to the merger agreement, dated as of January 18, 2022 by and between the Company and Denmark, whereby Denmark merged with and into the Company, and Denmark State Bank, Denmark’s wholly-owned banking subsidiary, merged with and into the Bank. Denmark’s principal activity was the ownership and operation of Denmark State Bank, a state-chartered banking institution that operated seven (7) branches in Wisconsin at the time of closing. The merger consideration totaled approximately $128.8 million.

Pursuant to the terms of the merger agreement, Denmark shareholders could elect to receive either 0.5276 of a share of the Company’s common stock or $38.10 in cash for each outstanding share of Denmark common stock, subject to a maximum of 20% cash consideration in total, with cash paid in lieu of any remaining fractional share. Company stock issued totaled 1,579,530 shares valued at approximately $124.8 million, with cash of $4.0 million comprising the remainder of merger consideration.

Hometown Bancorp, Ltd.

On February 10, 2023, the Company completed a merger with Hometown Bancorp, Ltd. ("Hometown"), a bank holding company headquartered in Fond Du Lac, Wisconsin, pursuant to the Agreement and Plan of Bank Merger, dated as of July 25, 2022, by and between the Company and Hometown, whereby Hometown merged with and into the Company, and Hometown Bank, Hometown's wholly-owned banking subsidiary, merged with and into the Bank. Hometown's principal activity was the ownership and operation of Hometown Bank, a state-chartered banking institution that operated ten (10) branches in Wisconsin at the time of closing. The merger consideration totaled approximately $130.5 million.

Pursuant to the terms of the merger agreement, Hometown shareholders could elect to receive either 0.3962 of a share of the Company’s common stock or $29.16 in cash for each outstanding share of Hometown common stock, subject to a maximum of 30% cash consideration in total, and cash in lieu of any remaining fractional share. Company stock issued totaled 1,450,272 shares valued at approximately $115.1 million, with cash of $15.4 million comprising the remainder of merger consideration. At close, the combined company had total assets of approximately $4.2 billion, loans of approximately $3.3 billion and deposits of approximately $3.5 billion. These values are based on initial fair value estimates and are subject to change.

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

Recent Accounting Developments

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Certain aspects of this ASU were updated in November 2018 by the issuance of ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses. The main objective of the ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in the ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. During 2019 FASB issued ASU 2019-10 which delated the effective date of ASU 2016-13 for smaller, publicly traded companies, until interim and annual periods beginning after December 15, 2022. This delay applies to the Company as it was classified as a “Smaller reporting company” as defined in Rule 12b-2 of the Exchange Act as of the date ASU 2019-10 was enacted. During the first half of 2019 the Company engaged a third-party partner to assist in its implementation of this standard. Over the last three years significant progress has been made working through the assumptions, drivers, documentation and other mechanics for the calculation of the Company’s ALL under ASU 2016-13. Throughout 2022, management ran a calculation of its allowance under ASU 2016-13 parallel to its current modeling to assess the functioning of the ASU 2016-13 model while also documenting the controls that will be in place around the process when the Company implements this standard. Results of these parallel runs indicate that the Bank’s ALL to total loans coverage ratio will increase from 0.78% as of December 31, 2022, to 1.10% - 1.20% upon implementation of ASU 2016-13 on January 1, 2023.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. It provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The updated guidance was originally effective for all entities from March 12, 2020 through December 31, 2022. In December 2022, the FASB issued ASU 2022-06 which deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The Corporation has been diligent in responding to reference rate reform and does not anticipate a significant impact to its financial statements as a result.

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

RESULTS OF OPERATIONS

Results of Operations for the Years Ended December 31, 2022 and 2021

General.  Net income decreased $0.2 million, or 0.1%, to $45.2 million for the year ended December 31, 2022, from $45.4 million for the year ended December 31, 2021. During 2022, the Company experienced increased net interest income, a reduced provision for loan losses, a slowdown in retail mortgage lending which led to a large decrease in gains on sales of mortgage loans to the secondary market, and a significant increase in many noninterest expense areas as a result of the acquisition of Denmark which occurred during August 2022.

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

Net interest income after provision for loan losses increased by $14.9 million to $101.9 million for the year ended December 31, 2022, from $87.0 million for the year ended December 31, 2021. Interest income on loans increased by $13.5 million, or 14.5%, from 2021 to 2022. Total average interest-earning assets increased to $3.09 billion for the year ended December 31, 2022 from $2.63 billion for the year ended December 31, 2021. The Bank’s net interest margin decreased six basis points to 3.41% for the year ended December 31, 2022, down from 3.47% for the year ended December 31, 2021.

Interest Income.  Total interest income increased $18.1 million, or 18.4%, to $116.5 million for the year ended December 31, 2022, up from $98.4 million for the year ended December 31, 2021. This increase was primarily due to the $455.2 million increase in average earning assets during 2022 when compared to 2021. Most of this growth was the result of the acquisition of Denmark in August 2022.

Interest Expense.  Interest expense increased $4.1 million, or 49.9%, to $12.4 million for the year ended December 31, 2022, up from $8.3 million for the year ended December 31, 2021. The increase was driven by a combination of increases in the average cost of interest-bearing liabilities, rising 12 basis points from 0.48% to 0.60%, and a $362.4 million increase in average interest-bearing liabilities.

Interest expense on interest-bearing deposits increased by $2.7 million to $10.3 million for the year ended December 31, 2022, from $7.5 million for the year ended December 31, 2021. This increase was due to the aforementioned higher interest rate environment and growth in average interest-bearing deposits totaling $240.6 million year-over-year. The average cost of interest-bearing deposits was 0.54% for the year ended December 31, 2022, compared to 0.45% for the year ended December 31, 2021.

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

We recorded a provision for loan losses of $2.2 million for the year ended December 31, 2022, compared to $3.1 million for the year ended December 31, 2021. Our asset quality metrics during the course of 2022 continued the trend of remaining strong from 2021 and allowed for a further reduction in provision expense during 2022. The ALLL was $22.7 million, or 0.78% of total loans, at December 31, 2022 compared to $20.3 million, or 0.91% of total loans at December 31, 2021. The decrease in ALLL coverage to total loans from December 31, 2021, to December 31, 2022, was primarily due to a significant increase in the percentage of the Company’s loan portfolio accounted for under purchase accounting year-over-year as a result of the Denmark acquisition. Under the Company’s current allowance methodology, loans which are accounted for under purchase accounting do not require an ALLL reserve allocation.

Noninterest Income.  Noninterest income is an important component of our total revenues. A significant portion of our noninterest income is associated with service charges and income from the Bank’s unconsolidated subsidiaries, Ansay and UFS. Other sources of noninterest income include loan servicing fees and gains on sales of mortgage loans.

Noninterest income decreased by $3.7 million, or 15.7% to $19.8 million for 2022, down from $23.5 million during 2021. The primary driver of the decrease in noninterest income was the slowdown in the retail mortgage lending market, which drove a $5.8 million decline in gains on sales of mortgage loans to the secondary market. This same slowdown positively impacted the valuation of the Company’s mortgage servicing rights (“MSR”) as certain assumptions in the calculation of fair value of these rights adjusted to the new market conditions, leading to $1.6 more in positive valuation adjustments to MSRs in 2022 compared to 2021. Finally, income from the Company’s investment in UFS saw a significant increase year-over-year as they continue to increase market share. The major components of our noninterest income are listed in the table below:

	For the Years Ended
	December 31,
	2022	2021

(in thousands)
Noninterest Income
Service charges	$5,810	$6,128
Income from Ansay	2,558	2,587
Income from UFS	3,055	2,556
Loan servicing income	1,922	1,622
Valuation adjustment on MSR	2,865	1,290
Net gain on sales of mortgage loans	1,560	7,371
Net gain on sales and valuation of ORE	146	20
Other	1,931	1,967
Total noninterest income	$19,847	$23,541

Noninterest Expense.  Noninterest expense increased $11.5 million to $62.1 million for the year ended December 31, 2022, up from $50.6 million for the year ended December 31, 2021. Personnel expense increased $4.6 million, or 16.3%, primarily as a result of the severance payments and the added scale from the Denmark acquisition that occurred during 2022. Occupancy expense increased $1.3 million, or 30.2%, data processing increased $1.0 million, or 18.3%, and outside service fees increased $3.7 million, or 118.7%, primarily as a result of the Company completing the Denmark acquisition during 2022 with no corresponding acquisition during 2021. These areas of noninterest expense are typically elevated during years where acquisitions occur. Amortization of intangibles increased by $0.9 million, or 65.0%, as the acquisition of Denmark led to a core deposit intangible of $15.1 million which began amortizing during August 2022. The major components of our noninterest expense are listed in the table below:

	For the Years Ended
	December 31,
	2022	2021
(In thousands)
Noninterest Expense
Salaries, commissions, and employee benefits	$33,155	$28,515
Occupancy	5,467	4,198
Data Processing	6,324	5,344
Postage, stationary, and supplies	771	713
Net loss on sales of securities	—	3
Advertising	271	227
Charitable contributions	718	534
Outside service fees	6,727	3,076
Amortization of intangibles	2,318	1,405
Other	6,348	6,541
Total noninterest expenses	$62,099	$50,556

Income Tax Expense.  We recorded a provision for income taxes of $14.4 million for the year ended December 31, 2022, compared to $14.5 million for the year ended December 31, 2021, reflecting effective tax rates of 24.2% for both 2022 and 2021, respectively.

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

Provision for Loan Losses. We recorded a provision for loan losses of $3.1 million for the year ended December 31, 2021, compared to $7.1 million for the year ended December 31, 2020.  Provision expense was elevated during 2020 in response to uncertainty created by COVID-19 and society’s response to it. Actual asset quality metrics during the course of 2021 remained strong, however, and allowed for a reduction in provision expense during that year. The ALLL was $20.3 million, or 0.91% of total loans, at December 31, 2021 compared to $17.7 million, or 0.81% of total loans, at December 31, 2020. The increase in ALLL coverage to total loans from December 31, 2020, to December 31, 2021, was primarily due to a smaller percentage of the Company’s loan portfolio accounted for under purchase accounting year-over-year. Under the Company’s current allowance methodology, loans which are accounted for under purchase accounting do not require an ALLL reserve allocation.

Noninterest Income.  Noninterest income was $23.5 million for 2021, compared to $18.9 million during 2020. Service charges increased by $1.1 million, or 22.5%, from 2020 to 2021, as a result of new markets and added scale from three acquisitions during the previous four years. Net gain on sales of mortgage loans increased by $2.1 million from 2020 to 2021 as a result of a robust residential mortgage lending environment during 2021 spurred by historically low mortgage interest rates. The Company had sales of two large foreclosed properties scheduled to close late in the first quarter of 2020 which would have resulted in modest losses. Due to the economic turmoil that resulted during the last several weeks of the first quarter of 2020, terms of these sales were negatively impacted. Rather than hold these properties heading into this time of uncertainty, the Company chose to accept the reduced terms, causing significant losses on these sales that were the primary components of $1.4 million in total losses on sales and valuations of other real estate owned during 2020. During 2021 the Company experienced a small overall gain on these types of transactions, creating a very favorable year-over-year comparison. Finally, the Company recorded a $1.7 million gain on the sale of a branch location during December

2020. There was no similar sale during 2021, causing other noninterest income to decrease year-over-year. The major components of our noninterest income are listed in the table below:

	For the Years
	Ended December 31,
(in thousands)	2021	2020
Noninterest Income
Service Charges	$6,128	$5,003
Income from Ansay	2,587	2,740
Income from UFS	2,556	3,066
Loan Servicing income	1,622	1,488
Valuation adjustment on mortgage servicing rights	1,290	(945)
Net gain on sales of mortgage loans	7,371	5,310
Net gain (loss) on other real estate owned	20	(1,395)
Other	1,967	3,625
Total noninterest income	$23,541	$18,892

Noninterest Expense.  Noninterest expense increased $1.8 million to $50.6 million for the year ended December 31, 2021, up from $48.7 million for the year ended December 31, 2020. Personnel expense increased $1.2 million, or 4.6%, primarily as a result of customary annual salary increases. Occupancy expense decreased $0.5 million, or 11.0%, data processing decreased $0.2 million, or 3.1%, and outside service fees decreased $1.0 million, or 25.2%, primarily as a result of the Company completing an acquisition of another institution during 2020 with no corresponding acquisition during 2021. These areas of noninterest expense are typically elevated during years where acquisitions occur. Due to uncertainty about liquidity needs in financial markets during the early days of the COVID-19 pandemic, the Company sold approximately $34.0 million in U.S. Treasury Securities during the second quarter of 2020, resulting in a gain on sale of securities of $3.2 million. This compared favorably to small losses on sales of securities during 2021. Finally, during the second quarter of 2020 the Company paid off $30.0 million in borrowings from the Federal Home Loan Bank of Chicago which had contractual maturities ranging from August 2022 through August 2024, resulting in prepayment penalties of $1.3 million, but saving the Company $1.7 million in interest over the next four years. There was no similar action during 2021. The major components of our noninterest expense are listed in the table below.

	For the Years
	Ended December 31,
	2021	2020
(In thousands)
Noninterest Expense
Salaries, commissions, and employee benefits	$28,515	$27,273
Occupancy	4,198	4,719
Data Processing	5,344	5,515
Postage, stationary, and supplies	713	872
Advertising	227	226
Charitable Contributions	534	574
Outside service fees	3,076	4,112
Net loss on sales of securities	3	(3,233)
Amortization of intangibles	1,405	1,636
Penalty for early extinguishment of debt	—	1,323
Other	6,541	5,708
Total noninterest expenses	$50,556	$48,725

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

The following tables set forth the distribution of our average assets, liabilities and shareholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the periods indicated:

	For the Year Ended December 31,
	2022			2021			2020
		Interest	Rate		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expenses (1)	Paid (1)	Balance	Expenses (1)	Paid (1)	Balance	Expenses (1)	Paid (1)

	(dollars in thousands)
ASSETS
Interest-earning assets
Loans (2)
Taxable	$2,434,554	$103,612	4.26%	$2,128,327	$90,172	4.24%	$1,918,490	$90,698	4.73%
Tax-exempt	96,183	4,227	4.39%	88,978	4,113	4.62%	113,667	5,791	5.09%
Securities
Taxable (available for sale)	227,101	5,230	2.30%	103,277	2,788	2.70%	114,392	3,142	2.75%
Tax-exempt (available for sale)	81,181	2,140	2.64%	70,864	2,207	3.11%	67,903	2,170	3.20%
Taxable (held to maturity)	24,416	670	2.74%	—	—	—%	9,068	216	2.38%
Tax-exempt (held to maturity)	5,396	139	2.58%	6,098	155	2.54%	8,422	220	2.61%
Cash and due from banks	220,929	1,883	0.85%	237,021	310	0.13%	76,153	181	0.24%
Total interest-earning assets	3,089,760	117,901	3.82%	2,634,565	99,745	3.79%	2,308,095	102,418	4.44%
Non interest-earning assets	280,249			222,548			211,387
Allowance for loan losses	(22,152)			(19,320)			(14,800)
Total assets	$3,347,857			$2,837,793			$2,504,682
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Checking accounts	$253,443	$1,075	0.42%	$209,970	$252	0.12%	$194,718	$669	0.34%
Savings accounts	691,599	3,099	0.45%	497,958	1,773	0.36%	356,091	1,792	0.50%
Money market accounts	666,717	3,025	0.45%	664,591	2,115	0.32%	563,847	3,076	0.55%
Certificates of deposit	286,054	2,818	0.99%	278,602	2,967	1.06%	367,054	6,405	1.74%
Brokered Deposits	8,587	251	2.92%	14,718	420	2.85%	18,428	531	2.88%
Total interest bearing deposits	1,906,400	10,268	0.54%	1,665,839	7,527	0.45%	1,500,138	12,473	0.83%
Other borrowed funds	185,329	2,181	1.18%	63,474	777	1.22%	88,512	1,392	1.57%
Total interest-bearing liabilities	2,091,729	12,449	0.60%	1,729,313	8,304	0.48%	1,588,650	13,865	0.88%
Non-interest bearing liabilities
Demand Deposits	878,727			785,364			634,969
Other liabilities	4,971			12,746			15,559
Total Liabilities	2,975,427			2,527,423			2,239,178
Shareholders’ equity	372,430			310,370			265,504
Total liabilities & shareholders' equity	$3,347,857			$2,837,793			$2,504,682
Net interest income on a fully taxable equivalent basis		105,452			91,441			88,553
Less taxable equivalent adjustment		(1,366)			(1,359)			(1,718)
Net interest income		$104,086			$90,082			$86,835
Net interest spread (3)			3.22%			3.31%			3.56%
Net interest margin (4)			3.41%			3.47%			3.84%
(1)	Annualized on a fully taxable equivalent basis calculated using a federal tax rate of 21%.
(2)	Nonaccrual loans are included in average amounts outstanding.
(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income on a fully tax equivalent basis as a percentage of average interest-earning assets.

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

	Twelve Months Ended December 31, 2022			Twelve Months Ended December 31, 2021
	Compared with			Compared with
	Twelve Months Ended December 31, 2021			Twelve Months Ended December 31, 2020
	Increase/(Decrease)			Increase/(Decrease)
	Due to Change in			Due to Change in
	Volume	Rate	Total	Volume	Rate	Total

	(dollars in thousands)
Interest income
Loans
Taxable	$13,031	$409	$13,440	$9,392	$(9,918)	$(526)
Tax-exempt	323	(209)	114	(1,176)	(502)	(1,678)
Securities
Taxable (AFS)	2,905	(463)	2,442	(301)	(53)	(354)
Tax-exempt (AFS)	297	(364)	(67)	93	(56)	37
Taxable (HTM)	670	—	670	(108)	(108)	(216)
Tax-exempt (HTM)	(18)	2	(16)	(59)	(6)	(65)
Cash and due from banks	(22)	1,595	1,573	241	(112)	129
Total interest income	17,186	970	18,156	$8,082	$(10,755)	$(2,673)
Interest expense
Deposits
Checking accounts	$62	$761	$823	$49	$(466)	$(417)
Savings accounts	797	529	1,326	594	(613)	(19)
Money market accounts	7	903	910	481	(1,442)	(961)
Certificates of deposit	78	(227)	(149)	(1,314)	(2,124)	(3,438)
Brokered Deposits	(179)	10	(169)	(106)	(5)	(111)
Total interest bearing deposits	765	1,976	2,741	(296)	(4,650)	(4,946)
Other borrowed funds	1,435	(31)	1,404	(345)	(270)	(615)
Total interest expense	2,200	1,945	4,145	(641)	(4,920)	(5,561)
Change in net interest income	$14,986	$(975)	$14,011	$8,724	$(5,836)	$2,888

CHANGES IN FINANCIAL CONDITION

Total Assets.  Total assets increased $722.9 million, or 24.6%, to $3.66 billion at December 31, 2022 from $2.94 billion at December 31, 2021. The primary driver of this increase, as with most of the categories below, was our acquisition of Denmark, consisting of $685.8 million in assets, during 2022.

Cash and Cash Equivalents.  Cash and cash equivalents decreased by $177.5 million, or 59.8%, to $119.4 million at December 31, 2022 from $296.9 million at December 31, 2021.

Investment Securities.  The carrying value of total investment securities increased by $131.1 million to $349.7 million at December 31, 2022 from $218.6 million at December 31, 2021.

Loans.  Net loans increased by $656.1 million, or 29.6%, to $2.87 billion at December 31, 2022 from $2.22 billion at December 31, 2021.

Bank-Owned Life Insurance.  At December 31, 2022, our investment in bank-owned life insurance was $46.1 million, an increase of $14.2 million from $31.9 million at December 31, 2021.

Deposits.  Deposits increased $531.8 million, or 21.0%, to $3.06 billion at December 31, 2022 from $2.53 billion at December 31, 2021.

Borrowings.  At December 31, 2022 and 2021, borrowings consisted of advances from the FHLB of Chicago and subordinated debt to other banks. FHLB borrowings totaled $1.9 million and $8.0 million at December 31, 2022 and 2021, respectively. Subordinated debt increased $6.0 million, or 34.3% to $23.5 million at December 31, 2022 from $17.5 million at December 31, 2021.

Stockholders’ Equity.  Total stockholders’ equity increased $130.4 million, or 40.4%, to $453.1 million at December 31, 2022 from $322.7 million at December 31, 2021.

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

Our loan portfolio is our most significant earning asset, comprising 79.1%, 76.1% and 80.6% of our total assets as of December 31, 2022, 2021 and 2020, respectively. Our strategy is to grow our loan portfolio by originating quality commercial and consumer loans that comply with our credit policies and that produce revenues consistent with our financial objectives. We believe our loan portfolio is well-balanced, which provides us with the opportunity to grow while monitoring our loan concentrations.

Total loans increased $658.5 million, or 29.4%, to $2.89 billion as of December 31, 2022 as compared to $2.24 billion as of December 31, 2021. Our loan growth during the year ended December 31, 2022 has been comprised of an increase of $126.3 million, or 34.5%, in commercial and industrial loans, an increase of $287.1 million, or 25.8%, in commercial real estate loans, an increase of $67.3 million, or 50.8%, in construction and development loans, an increase of $167.7 million, or 29.3%, in residential 1-4 family loans and an increase of $10.1 million, or 18.9%, in consumer and other loans.

Total loans increased $44.1 million, or 2.0%, to $2.24 billion as of December 31, 2021 as compared to $2.19 billion as of December 31, 2020. Our loan growth during the year ended December 31, 2021 has been comprised of a decrease of $78.8 million, or 17.7%, in commercial and industrial loans, an increase of $119.2 million, or 12.0%, in commercial real estate loans, a decrease of $7.6 million, or 5.4%, in construction and development loans, an increase of $26.0 million, or 4.8%, in residential 1-4family loans and a decrease of $14.7 million, or 21.6%, in consumer and other loans.

The following table presents the balance and associated percentage of each major category in our loan portfolio at December 31, 2022, 2021, and 2020:

	December 31,
		% of		% of		% of
(In thousands)	2022	Total	2021	Total	2020	Total

Commercial & industrial	$492,450	17%	$366,166	16%	$444,992	20%
Commercial real estate
Owner Occupied	716,963	25%	574,565	26%	549,253	25%
Non-owner occupied	681,620	23%	536,892	24%	442,996	20%
Construction & Development	199,708	7%	132,454	6%	140,074	6%
Residential 1-4 family	739,514	25%	571,845	26%	545,806	25%
Consumer	44,963	2%	32,131	1%	30,488	1%
Other Loans	18,760	1%	21,461	1%	37,851	2%
Total Loans	$2,893,978	100%	$2,235,514	100%	$2,191,460	100%

Our directors and officers and their affiliates are customers of, and have other transactions with, the Bank in the normal course of business. All loans and commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than normal risk of collection or present other unfavorable features. At December 31, 2022 and December 31, 2021, total loans outstanding to such directors and officers and their affiliates were $70.2 million and $73.5 million, respectively. During the year ended December 31, 2022, $46.5 million of additions and $49.8 million of repayments were made to these loans, compared to $24.7 million of additions and $18.4 million of repayments during the year ended December 31, 2021. At December 31, 2022 and December 31, 2021, all of the loans to directors and officers were performing according to their original terms.

Loan categories

The principal categories of our loan portfolio are discussed below:

Commercial and Industrial (C&I).  Our C&I portfolio totaled $492.5 million, $366.2 million and $445.0 million at December 31, 2022, 2021 and 2020, respectively, and represented 17%, 16% and 20% of our total loans, respectively. C&I loans increased 34.5% during 2022, primarily as a result of loans acquired from Denmark during 2022, slightly offset by significant levels of PPP loans being forgiven during the year. C&I loans decreased 17.7% during 2021, primarily as a result of significant levels of PPP loans being forgiven during the year. C&I loans increased 47.2% in 2020, primarily as a result of loans made through PPP and secondarily as a result of the Timberwood acquisition.

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

Commercial Real Estate (CRE).  Our CRE loan portfolio totaled $1.40 billion, $1.11 billion and $992.2 million at December 31, 2022, 2021 and 2020, respectively, and represented 48%, 50% and 45% of our total loans, respectively. Our CRE loans increased 25.8% during 2022, primarily as a result of loans acquired from Denmark during 2022. Our CRE loans increased 12.0% during 2021, primarily as a result of a backlog from 2020 when developers were cautious to start projects during the early stages of COVID-19. Our CRE loans increased 22.0% during 2020 due primarily to the Timberwood acquisition.

Our CRE loans are secured by a variety of property types including multifamily dwellings, retail facilities, office buildings, commercial mixed use, lodging and industrial and warehouse properties. We do not have any specific industry or customer concentrations in our CRE portfolio. Our commercial real estate loans are generally for terms up to twenty years, with loan-

to-values that generally do not exceed 85%. Amortization schedules are long term and thus a balloon payment is generally due at maturity. Under most circumstances, the Bank will offer to rewrite or otherwise extend the loan at prevailing interest rates.

Construction and Development (C&D).  Our C&D loan portfolio totaled $199.7 million, $132.5 million and $140.1 million at December 31, 2022, 2021 and 2020, respectively, and represented 7%, 6% and 6% of our total loans, respectively. C&D loans increased 50.8% during 2022, primarily as a result of loans acquired from Denmark during 2022. C&D loans decreased 5.4% during 2021 and increased 6.0% during 2020.

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

Residential 1-4 Family. Our residential 1-4 family loan portfolio totaled $739.5 million, $571.8 million and $545.8 million at December 31, 2022, 2021 and 2020, respectively, and represented 25%, 26% and 25% of our total loans, respectively. Residential 1-4 family loans increased 29.3% during 2022, primarily as a result of loans acquired from Denmark during 2022. Residential 1-4 family loans increased 4.8% during 2021. Residential 1-4 family loans increased 21.7% during 2020 primarily as a result of the Timberwood transaction.

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

We were servicing mortgage loans sold to others without recourse of approximately $866.9 million, $705.5 million and $612.7 million at December 31, 2022, 2021 and 2020, respectively.

Loans sold with the retention of servicing assets result in the capitalization of servicing rights. Loan servicing rights are subsequently amortized as an offset to other income over the estimated period of servicing. The net balance of capitalized servicing rights amounted to $9.6 million, $5.0 million and $3.7 million at December 31, 2022, 2021 and 2020, respectively.

Consumer Loans.  Our consumer loan portfolio totaled $45.0 million, $32.1 million and $30.5 million at December 31, 2022, 2021 and 2020, respectively, and represented 2%, 1%, and 1% of our total loans, respectively. Consumer loans include secured and unsecured loans, lines of credit and personal installment loans. Our consumer loans increased by 39.9%, 5.4% and 3.0% during 2022, 2021 and 2020, respectively.

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

Other Loans.  Our other loans totaled $18.8 million, $21.5 million and $37.9 million at December 31, 2022, 2021 and 2020, respectively, and are immaterial to the overall loan portfolio. The other loans category consists primarily of overdrawn depository accounts, loans utilized to purchase or carry securities and loans to nonprofit organizations.

Loan Portfolio Maturities.

The following tables summarize the dollar amount of loans maturing in our portfolio based on their loan type, fixed or variable rate of interest, and contractual terms to maturity at December 31, 2022. The tables do not include any estimate of prepayments, which can significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One Year or	One to Five	Five to Fifteen	Over Fifteen
	Less	Years	Years	Years	Total

	(dollars in thousands)
Commercial & industrial	$140,581	$217,935	$130,154	$3,780	$492,450
Commercial real estate
Owner Occupied	80,391	303,895	290,779	41,898	716,963
Non-owner Occupied	40,572	280,671	348,827	11,550	681,620
Construction & Development	23,212	66,883	64,281	45,332	199,708
Residential 1-4 family	10,518	83,273	223,792	421,931	739,514
Consumer and other	7,252	37,666	16,015	2,790	63,723
Total	$302,526	$990,323	$1,073,848	$527,281	$2,893,978
Fixed Rate Loans:
Commercial & industrial	$23,861	$190,139	$91,055	$3,318	$308,373
Commercial real estate
Owner Occupied	46,525	288,149	126,847	10,399	471,920
Non-owner Occupied	36,085	269,762	221,148	—	526,995
Construction & Development	14,224	53,969	49,548	37,475	155,216
Residential 1-4 family	4,720	74,212	190,208	247,596	516,736
Consumer and other	5,037	36,877	15,624	2,790	60,328
Total	$130,452	$913,108	$694,430	$301,578	$2,039,568
Floating Rate Loans:
Commercial & industrial	$116,720	$27,796	$39,099	$462	$184,077
Commercial real estate
Owner Occupied	33,866	15,746	163,932	31,499	245,043
Non-owner Occupied	4,487	10,909	127,679	11,550	154,625
Construction & Development	8,988	12,914	14,733	7,857	44,492
Residential 1-4 family	5,798	9,061	33,584	174,335	222,778
Consumer and other	2,215	789	391	—	3,395
Total	$172,074	$77,215	$379,418	$225,703	$854,410

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

Our nonperforming assets consist of nonperforming loans and foreclosed real estate. Nonperforming loans are those on which the accrual of interest has stopped, as well as loans that are contractually 90 days past due on which interest continues to accrue. The composition of our nonperforming assets is as follows:

	As of December 31,	As of December 31,	As of December 31,
	2022	2021	2020

	(dollars in thousands)
Nonperforming loans
Nonaccrual loans
Commercial & industrial	$418	$247	$433
Commercial real estate
Owner Occupied	2,688	5,884	1,078
Non-owner Occupied	—	650	8,087
Construction & Development	17	19	281
Residential 1-4 family	505	439	912
Consumer and other	—	2	5
Total nonaccrual loans	3,628	7,241	10,796
Loans past due > 90 days, but still accruing
Commercial & industrial	—	738	—
Commercial real estate
Owner Occupied	—	—	1,582
Non-owner Occupied	—	—	—
Construction & Development	—	—	—
Residential 1-4 family	268	245	142
Consumer and other	5	16	14
Total loans past due > 90 days, but still accruing	273	999	1,738
Total nonperforming loans	$3,901	$8,240	$12,534
OREO
Commercial real estate owned	$—	$—	$1,742
Residential real estate owned	—	10	143
Bank property real estate owned	2,520	140	—
Total OREO	$2,520	$150	$1,885
Total nonperforming assets ("NPAs")	$6,421	$8,390	$14,419
Accruing troubled debt restructured loans	$450	$484	$1,132
Ratios
Nonaccrual loans to total loans	0.13%	0.32%	0.49%
NPAs to total loans plus OREO	0.22%	0.38%	0.66%
NPAs to total assets	0.18%	0.29%	0.53%
ALL to nonaccrual loans	625%	281%	164%
ALL to total loans	0.78%	0.91%	0.81%

At December 31, 2022, 2021 and 2020, impaired loans had specific reserves of $8,000, $964,000 and $900,000, respectively. Levels of specific reserves are dependent on the specific underlying impaired loans at any given time. Management has evaluated the aforementioned loans and other loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for loan losses at December 31, 2022.

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

As of December 31, 2022 and 2021, the Company had specific reserves of $8,000 and $7,000 for TDRs, respectively, and none of them have subsequently defaulted.

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

The following table summarizes the changes in our ALLL for the years indicated:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2022	2021	2020

	(dollars in thousands)
Balance of ALL at the beginning of period	$20,315	$17,658	$11,396
Net loans charged-off (recovered):
Commercial & industrial	(499)	180	1,083
Commercial real estate - owner occupied	816	275	(346)
Commercial real estate - non-owner occupied	(360)	(5)	(40)
Construction & Development	(152)	(143)	33
Residential 1-4 family	26	110	21
Consumer	21	6	90
Other Loans	(17)	20	22
Total net loans charged-off	(165)	443	863
Provision charged to operating expense	2,200	3,100	7,125
Balance of ALL at end of period	$22,680	$20,315	$17,658
Ratio of net charge-offs (recoveries) to average loans by loan composition
Commercial & industrial	(0.12)%	0.05%	0.23%
Commercial real estate - owner occupied	0.13%	0.05%	(0.07)%
Commercial real estate - non-owner occupied	(0.06)%	0.00%	(0.01)%
Construction & Development	(0.09)%	(0.11)%	0.02%
Residential 1-4 family	0.00%	0.02%	0.00%
Consumer	0.05%	0.02%	0.31%
Other Loans	(0.04)%	0.07%	0.16%
Total net charge-offs to average loans	(0.01)%	0.02%	0.04%

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

The following table summarizes an allocation of the ALLL and the related percentage of loans outstanding in each category for the periods below.

	December 31,		December 31,		December 31,
	2022		2021		2020
		% of		% of		% of
(in thousands, except %)	Amount	Loans	Amount	Loans	Amount	Loans
Loan Type:
Commercial & industrial	$4,071	17%	$3,699	16%	$2,049	20%
Commercial real estate - owner occupied	5,204	25%	5,633	26%	6,108	25%
Commercial real estate - non-owner occupied	5,405	23%	5,151	24%	3,904	20%
Construction & development	1,592	7%	984	6%	1,027	7%
Residential 1-4 family	5,944	25%	4,445	26%	3,960	25%
Consumer	314	2%	224	1%	201	1%
Other loans	150	1%	179	1%	409	2%
Total allowance	$22,680	100%	$20,315	100%	$17,658	100%

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

Deposits.  Our current deposit products include non-interest bearing and interest-bearing checking accounts, savings accounts, money market accounts, and certificate of deposits. As of December 31, 2022, deposit liabilities accounted for approximately 83.6% of our total liabilities and equity. We accept deposits primarily from customers in the communities in which our branches and offices are located, as well as from small businesses and other customers throughout our lending area. We rely on our competitive pricing and products, quality customer service, and convenient locations and hours to attract and retain deposits. Deposit rates and terms are based primarily on current business strategies, market interest rates, liquidity requirements and our deposit growth goals.

Total deposits were $3.06 billion, $2.53 billion and $2.32 billion as of December 31, 2022, 2021 and 2020, respectively. Noninterest-bearing deposits at December 31, 2022, 2021 and 2020 were $934.1 million, $799.9 million and $715.6 million, respectively, while interest-bearing deposits were $2.13 billion, $1.73 billion and $1.61 billion at December 31, 2022, 2021 and 2020, respectively.

At December 31, 2022, we had a total of $424.0 million in certificates of deposit, including $6.7 million of brokered deposits, of which $6.0 million had remaining maturities of one year or less. Based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.

The following tables set forth the average balances of our deposits for the periods indicated:

	Year ended		Year ended		Year ended
	December 31, 2022		December 31, 2021		December 31, 2020
	Amount	Percent	Amount	Percent	Amount	Percent

	(dollars in thousands)

Noninterest-bearing demand deposits	$878,727	31.6%	$785,364	32.0%	$634,939	29.7%
Interest-bearing checking deposits	253,443	9.1%	209,970	8.6%	194,718	9.1%
Savings deposits	691,599	24.8%	497,958	20.3%	356,091	16.7%
Money market accounts	666,717	23.9%	664,591	27.1%	563,847	26.4%
Certificates of deposit	286,054	10.3%	278,602	11.4%	367,054	17.2%
Brokered deposits	8,587	0.3%	14,718	0.6%	18,428	0.9%
Total	$2,785,127	100%	$2,451,203	100%	$2,135,077	100%

The following table provides information on maturities of certificates of deposits which exceed FDIC insurance limits of $250,000 as of December 31, 2022:

	Time Deposits over FDIC	Portion of Time Deposits in
	Insurance Limits	Excess of FDIC Insurance Limits

	(dollars in thousands)
3 months or less remaining	$10,986	$3,986
Over 3 to 6 months remaining	20,876	13,876
Over 6 to 12 months remaining	33,266	14,016
Over 12 months or more remaining	34,064	15,314
Total	$99,192	$47,192

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

The following table summarizes securities sold under repurchase agreements, and the weighted average interest rates paid:

	Year ended December 31,
(dollars in thousands)	2022	2021	2020
Average daily amount of securities sold under repurchase agreements during the period	$25,749	$34,637	$34,984
Weighted average interest rate on average daily securities sold under repurchase agreements	2.11%	0.03%	0.32%
Maximum outstanding securities sold under repurchase agreements at any month-end	$97,196	$57,915	$79,718
Securities sold under repurchase agreements at period end	$97,196	$41,122	$36,377
Weighted average interest rate on securities sold under repurchase agreements at period end	4.31%	0.02%	0.04%

Lines of credit and other borrowings

The Company’s other borrowings have historically consisted primarily of short-term FHLB of Chicago advances collateralized by a blanket pledge agreement on the Company’s FHLB capital stock and retail and commercial loans held in the Company’s portfolio. There were $1.9 million, $8.0 million and $23.3 million of advances outstanding from the FHLB at December 31, 2022, 2021, and 2020.

The total loans pledged as collateral were $1.15 billion, $915.5 million and $825.3 million at December 31, 2022, 2021 and 2020, respectively. There were no outstanding letters of credit from the FHLB at December 31, 2022 and December 31, 2021, respectively. Outstanding letters of credit from the FHLB totaled $0.8 million at December 31, 2020.

The following table summarizes short-term borrowings (borrowings with maturities of one year or less), which consist of borrowings from the FHLB, and the weighted average interest rates paid:

	Year ended December 31,
(dollars in thousands)	2022	2021	2020
Average daily amount of borrowings outstanding during the period	$139,498	$11,343	$35,622
Weighted average interest rate on average daily borrowing	0.42%	0.33%	1.37%
Maximum outstanding borrowings at any month-end	$308,756	$15,338	$58,800
Borrowing outstanding at period end	$1,929	$7,958	$23,338
Weighted average interest rate on borrowing at period end	1.71%	0.91%	1.22%

The Corporation maintains a $7.5 million line of credit with a commercial bank, which was entered into on May 15, 2021, and renewed on May 15, 2022. There were no outstanding balances on this note at December 31, 2022 or 2021. Any future borrowings will require monthly payments of interest at a variable rate, and will be due in full on May 15, 2024.

During September 2017, the Company entered into subordinated note agreements with three separate commercial banks. The Company had up to twelve months from entering these agreements to borrow funds up to a maximum availability of $22.5 million. As of December 31, 2022 and 2021, the Company had borrowed $11.5 million under these agreements. These notes were all issued with 10-year maturities, carry interest at a variable rate payable quarterly, are callable on or after the sixth anniversary of their issuance dates, and qualify for Tier 2 capital for regulatory purposes.

On July 22, 2020, the Company entered into subordinated note agreements with two separate commercial banks. The Company had through December 31, 2020, to borrow funds up to a maximum availability of $6.0 million under each agreement, or $12.0 million total. These notes were issued with 10-year maturities, carry interest at a fixed rate of 5.0% through June 30, 2025, and at a variable rate thereafter, payable quarterly. These notes are callable on or after January 1, 2026 and qualify for Tier 2 capital for regulatory purposes. The Company had outstanding balances of $6.0 million under these agreements at December 31, 2022 and 2021.

During August 2022, the Company entered into subordinated note agreements with an individual. The Company had outstanding balances of $6.0 million under these agreements as of December 31, 2022. These notes were issued with 10-year maturities, carry interest at a fixed rate of 5.25% through August 6, 2027, and at a variable rate thereafter, payable quarterly. These notes are callable on or after August 6, 2027 and qualify for Tier 2 capital for regulatory purposes. The individual associated with these subordinated note agreements is not a related party of the Company.

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

Securities available for sale consist of U.S. Treasury securities, obligations of states and political subdivision, agency mortgage-backed securities, corporate notes, and certificates of deposits. Securities classified as available for sale, which management has the intent and ability to hold for an indefinite period of time, but not necessarily to maturity, are carried at fair value, with unrealized gains and losses, net of related deferred income taxes, included in stockholders’ equity as a separate component of other comprehensive income. The fair value of securities available for sale totaled $304.6 million and included gross unrealized gains of $0.5 million and gross unrealized losses of $21.8 million at December 31, 2022. At December, 31 2021, the fair value of securities available for sale totaled $212.7 million and included gross unrealized gains of $5.6 million and gross unrealized losses of $0.7 million.

Securities classified as held to maturity consist of U.S. Treasury securities and obligations of states and political subdivisions. These securities, which management has the intent and ability to hold to maturity, are reported at amortized cost. Securities held to maturity as of December 31, 2022 and 2021, are carried at their amortized cost of $45.1 million and $5.9 million, respectively.

The Company did not sell any securities in 2022. The Company recognized a net loss on sale of investment securities of $3,000 during the year ended December 31, 2021. The Company recognized a net gain on sale of investment securities of $3.2 million during the year ended December 31, 2020.

The following tables set forth the composition and maturities of investment securities as of December 31, 2022 and December 31, 2021. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

			After One, But		After Five, But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
At December 31, 2022	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)

	(dollars in thousands)
Available for sale securities
U.S. Treasury securities	$99,991	1.2%	$9,857	1.2%	$39,766	1.5%	$—	—%	$149,614	1.3%
Obligations of U.S. Government sponsored agencies	—	—%	—	—%	12,846	1.5%	12,089	1.9%	24,935	1.7%
Obligations of states and political subdivisions	3,927	3.0%	5,541	3.6%	24,338	3.5%	56,895	3.0%	90,701	3.2%
Mortgage-backed securities	3,358	2.4%	9,829	2.9%	12,608	3.2%	12,906	3.4%	38,701	3.1%
Corporate notes	—	—%	4,983	3.3%	14,674	3.6%	1,348	8.6%	21,005	3.8%
Certificates of deposit	503	1.1%	501	1.2%	—	—%	—	—%	1,004	1.2%
Total available for sale securities	$107,779	1.3%	$30,711	2.5%	$104,232	2.5%	$83,238	3.0%	$325,960	2.2%
Held to maturity securities
U.S. Treasury securities	$—	—%	$35,772	2.7%	$4,130	3.6%	$—	—	$39,902	2.9%
Obligations of states and political subdivisions	$389	3.2%	$3,935	2.6%	$871	3.1%	$—	—%	$5,195	2.7%
Total held to maturity securities	$389	3.2%	$39,707	2.7%	$5,001	4.2%	$—	—%	$45,097	2.9%
Total	$108,168	1.3%	$34,646	2.6%	$105,103	2.6%	$83,238	3.0%	$371,057	2.3%

			After One, But		After Five, But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
At December 31, 2021	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)

	(dollars in thousands)
Available for sale securities
U.S. Treasury securities	$—	0.0%	$—	0.0%	$49,574	1.4%	$—	0.0%	49,574	1.4%
Obligations of U.S. Government sponsored agencies	304	0.2%	—	0.0%	12,967	1.4%	13,451	1.8%	26,722	1.6%
Obligations of states and political subdivisions	—	0.0%	4,367	3.7%	14,587	3.4%	64,065	3.1%	83,019	3.2%
Mortgage-backed securities	60	2.6%	10,559	2.5%	10,508	3.0%	5,016	2.5%	26,143	2.7%
Corporate notes	—	0.0%	4,972	3.3%	14,311	3.6%	1,477	5.1%	20,760	3.6%
Certificates of deposit	503	0.9%	1,026	1.2%	—	0.0%	—	0.0%	1,529	1.1%
Total available for sale securities	$867	0.7%	$20,924	2.9%	$101,947	2.1%	$84,009	2.9%	$207,747	2.5%
Held to maturity securities
Obligations of states and political subdivisions	$715	2.3%	$3,492	2.6%	$1,704	3.0%	$—	0.0%	$5,911	2.7%
Total	$1,582	1.5%	$24,416	2.8%	$103,651	2.1%	$84,009	2.9%	$213,658	2.5%
(1)	Weighted Average Yield is shown on a fully taxable equivalent basis using a federal tax rate of 21%.

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

As of December 31, 2022, 267 debt securities had gross unrealized losses, with an aggregate depreciation of 6.85% from our amortized cost basis. The largest unrealized loss percentage of any single security was 30.37% (or $606,000) of its amortized cost. The largest unrealized dollar loss of any single security was $1.49 million (or 15.4%).

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

Capital Adequacy.  Total shareholders’ equity was $453.1 million at December 31, 2022, compared to $322.7 million at December 31, 2021, and $294.9 million at December 31, 2020. Our total shareholders’ equity increased during 2022, 2021 and 2020 as a result of our profitability, reduced by dividends paid and common share repurchases. Growth in shareholders’ equity during 2022 and 2020 was further stimulated by the acquisitions of Denmark and Timberwood in these years, respectively.

Our capital management consists of providing adequate equity to support our current and future operations. We are subject to various regulatory capital requirements administered by state and federal banking agencies, including the Federal Reserve and the OCC. Failure to meet minimum capital requirements may prompt certain actions by regulators that, if undertaken, could have a direct material adverse effect on our financial condition and results of operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank and Company must meet specific capital guidelines that involve quantitative measure of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and the classifications are also subject to qualitative judgment by the regulator in regards to risk weighting and other factors. See “Business—Supervision and Regulation—Capital Requirements.”

The following table reflects capital ratios computed pursuant to the regulatory capital rules as applicable to the Company and the Bank. As a result of the Economic Growth Act, the Company is no longer required to comply with its risk-based capital rules. For more information, see “Business—Supervision and Regulation—Capital Requirements.”

					Minimum Capital Required		Minimum To Be Well-
			Minimum Capital		for Capital Adequacy Plus		Capitalized Under prompt
			Required for Capital		Capital Conservation Buffer		corrective Action
	Actual		Adequacy		Basel III Phase-In Schedule		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
At December 31, 2022
Bank First Corporation:
Total capital (to risk-weighted assets)	$387,814	12.2%	253,689	8.0%	332,967	10.5%	N/A	N/A
Tier I capital (to risk-weighted assets)	341,634	10.8%	190,627	6.0%	269,545	8.5%	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	341,634	10.8%	142,700	4.5%	221,978	7.0%	N/A	N/A
Tier I capital (to average assets)	341,634	9.7%	140,992	4.0%	140,992	4.0%	N/A	N/A
Bank First, N.A:
Total capital (to risk-weighted assets)	$372,312	11.8%	253,504	8.0%	332,724	10.5%	316,880	10.0%
Tier I capital (to risk-weighted assets)	349,632	11.0%	190,128	6.0%	269,348	8.5%	253,504	8.0%
Common equity tier I capital (to risk-weighted assets)	349,632	11.0%	142,596	4.5%	221,816	7.0%	205,972	6.5%
Tier I capital (to average assets)	349,632	9.9%	140,887	4.0%	140,887	4.0%	176,108	5.0%
At December 31, 2021
Bank First Corporation:
Total capital (to risk-weighted assets)	$297,467	12.4%	N/A	N/A	N/A	N/A	N/A	N/A
Tier I capital (to risk-weighted assets)	259,652	10.9%	N/A	N/A	N/A	N/A	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	259,652	10.9%	N/A	N/A	N/A	N/A	N/A	N/A
Tier I capital (to average assets)	259,652	9.3%	N/A	N/A	N/A	N/A	N/A	N/A
Bank First, N.A:
Total capital (to risk-weighted assets)	$291,994	12.2%	191,339	8.0%	251,133	10.50%	239,174	10.0%
Tier I capital (to risk-weighted assets)	271,679	11.4%	143,505	6.0%	203,298	8.50%	191,339	8.0%
Common equity tier I capital (to risk-weighted assets)	271,679	11.4%	107,628	4.5%	167,422	7.00%	155,463	6.5%
Tier I capital (to average assets)	271,679	9.7%	111,825	4.0%	111,825	4.00%	139,781	5.0%

As previously mentioned, the Company carried $23.5 million of subordinated debt as of December 31, 2022 and $17.5 million of subordinated debt as of December 31, 2021, which is included in total capital for the Company in the tables above.

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

Loan commitments and standby and direct pay letters of credit do not necessarily represent our future cash requirements because while the borrower has the ability to draw upon these commitments at any time, these commitments occasionally expire without being drawn upon. Our off-balance sheet arrangements as of December 31, 2022 were as follows:

	Amounts of Commitments Expiring - By Period as of December 31, 2022
		Less Than	One to	Three to	After Five
Other Commitments	Total	One Year	Three Years	Five Years	Years

	(dollars in thousands)
Unused lines of credit	$660,564	$299,202	$91,567	$52,037	$217,758
Standby and direct pay letters of credit	10,343	8,023	1,415	722	183
Credit card arrangements	17,364	—	—	—	17,364
Total commitments	$688,271	$307,225	$92,982	$52,759	$235,305

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

As of December 31, 2022:

Change in Interest Rates	Percentage Change in
(in Basis Points)	Net Interest Income
+400	3.6%
+300	2.7%
+200	2.1%
+100	1.5%
-100	(4.4)%

As of December 31, 2021:

Change in Interest Rates	Percentage Change in
(in Basis Points)	Net Interest Income
+400	9.3%
+300	7.6%
+200	6.2%
+100	3.6%
-100	(4.3)%

Economic Value of Equity Analysis.    We also analyze the sensitivity of the Company’s financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between estimated changes in the present value of the Company’s assets and estimated changes in the present value of the Company’s liabilities assuming various changes in current interest rates. The Company’s economic value of equity analysis as of December 31, 2022 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Company would experience a 2.16% increase in the economic value of equity. At the same date, our analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, the Company would experience 3.46% decrease in the economic value of equity. The estimates of changes in the economic value of our equity require us to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on the economic value of our equity. Although our economic value of equity analysis provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of our equity and will differ from actual results.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Bank First Corporation and Subsidiaries Manitowoc, Wisconsin

Consolidated Financial Statements

Years Ended December 31, 2022, 2021 and 2020

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Bank First Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Bank First Corporation and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ FORVIS, LLP

(Formerly, Dixon Hughes Goodman LLP)

We have served as the Company's auditor since 2019.

Atlanta, GA

March 10, 2023

FORVIS is a trademark of FORVIS, LLP, registration of which is pending with the U.S. Patent and Trademark Office.

Bank First Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31
	2022	2021

	(In Thousands, except share and per share data)

Assets
Cash and due from banks	$51,524	$29,171
Interest-bearing deposits	67,827	267,689
Cash and cash equivalents	119,351	296,860
Securities held to maturity, at amortized cost ($43,770 and $5,922 fair value at December 31, 2022 and December 31, 2021, respectively)	45,097	5,911
Securities available for sale, at fair value	304,637	212,689
Loans held for sale	648	786
Loans, net	2,871,298	2,215,199
Premises and equipment, net	56,448	49,461
Goodwill	110,206	55,357
Other investments	16,495	9,004
Cash value of life insurance	46,050	31,897
Core deposit intangibles, net	16,829	4,035
Mortgage servicing rights ("MSR")	9,582	5,016
Other real estate owned (“OREO”)	2,520	150
Investment in minority-owned subsidiaries	44,180	42,935
Other assets	17,091	8,252
TOTAL ASSETS	$3,660,432	$2,937,552
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Interest-bearing deposits	$2,126,137	$1,728,504
Noninterest-bearing deposits	934,092	799,936
Total deposits	3,060,229	2,528,440
Securities sold under repurchase agreements	97,196	41,122
Notes payable	1,929	8,011
Subordinated notes	23,500	17,500
Other liabilities	24,475	19,826
Total liabilities	3,207,329	2,614,899
Stockholders’ equity:
Serial preferred stock - $0.01 par value
Authorized - 5,000,000 shares	—	—
Common stock - $0.01 par value
Authorized - 20,000,000 shares
Issued - 10,064,858 and 8,478,383 shares as of December 31, 2022 and December 31, 2021, respectively
Outstanding - 9,021,697 and 7,616,540 shares as of December 31, 2022 and December 31, 2021, respectively	101	85
Additional paid-in capital	218,263	93,149
Retained earnings	295,496	258,104
Treasury stock, at cost - 1,043,161 and 861,843 shares as of December 31, 2022 and December 31, 2021, respectively	(45,191)	(32,294)
Accumulated other comprehensive income (loss)	(15,566)	3,609
Total stockholders’ equity	453,103	322,653
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,660,432	$2,937,552

See accompanying notes to consolidated financial statements.

Bank First Corporation and Subsidiaries

Consolidated Statements of Income

	Years Ended December 31
	2022	2021	2020

	(In Thousands, except per share amounts)
Interest income:
Loans, including fees	$106,951	$93,422	$95,273
Securities:
Taxable	5,887	2,788	3,358
Tax-exempt	1,801	1,866	1,888
Other	1,895	310	181
Total interest income	116,534	98,386	100,700
Interest expense:
Deposits	10,268	7,527	12,473
Securities sold under repurchase agreements	542	10	114
Borrowed funds	1,639	767	1,278
Total interest expense	12,449	8,304	13,865
Net interest income	104,085	90,082	86,835
Provision for loan losses	2,200	3,100	7,125
Net interest income after provision for loan losses	101,885	86,982	79,710
Noninterest income:
Service charges	5,810	6,128	5,003
Income from Ansay and Associates, LLC (“Ansay”)	2,558	2,587	2,740
Income from UFS, LLC (“UFS”)	3,055	2,556	3,066
Loan servicing income	1,922	1,622	1,488
Valuation adjustment on MSR	2,865	1,290	(945)
Net gain on sales of mortgage loans	1,560	7,371	5,310
Net gain (loss) on sales and valuations of OREO	146	20	(1,395)
Other	1,931	1,967	3,625
Total noninterest income	19,847	23,541	18,892
Noninterest expense:
Salaries, commissions, and employee benefits	33,155	28,515	27,273
Occupancy	5,467	4,198	4,719
Data processing	6,324	5,344	5,515
Postage, stationery, and supplies	771	713	872
Net loss (gain) on sale of securities	—	3	(3,233)
Advertising	271	227	226
Charitable contributions	718	534	574
Outside service fees	6,727	3,076	4,112
Amortization of intangibles	2,318	1,405	1,636
Penalty for early extinguishment of debt	—	—	1,323
Other	6,348	6,541	5,708
Total noninterest expense	62,099	50,556	48,725
Income before provision for income taxes	59,633	59,967	49,877
Provision for income taxes	14,419	14,523	11,831
Net Income	$45,214	$45,444	$38,046
Earnings per share - basic	$5.58	$5.92	$5.07
Earnings per share - diluted	$5.58	$5.92	$5.07
Dividends per share	$0.94	$1.14	$0.81

See accompanying notes to consolidated financial statements

Bank First Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

	Years Ended December 31
	2022	2021	2020

	(In Thousands)
Net Income	$45,214	$45,444	$38,046
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities:
Unrealized holding (losses) gains arising during period	(26,266)	(2,946)	7,987
Amortization of unrealized holding gains on securities transferred from available for sale to held to maturity	(1)	(2)	(102)
Reclassification adjustment for losses (gains) included in net income	—	3	(3,233)
Income tax benefit (expense)	7,092	795	(1,387)
Total other comprehensive (loss) income	(19,175)	(2,150)	3,265
Comprehensive income	$26,039	$43,294	$41,311

See accompanying notes to consolidated financial statements.

Bank First Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity

						Accumulated
	Serial		Additional			Other	Total
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive	Stockholders’
	Stock	Stock	Capital	Earnings	Stock	Income (loss)	Equity
(dollars in thousands)
Balance at January 1, 2020	$—	$79	$63,085	$189,494	$(24,941)	$2,494	$230,211
Net income	—	—	—	38,046	—	—	38,046
Other comprehensive income	—	—	—	—	—	3,265	3,265
Purchase of treasury stock	—	—	—	—	(4,367)	—	(4,367)
Sale of treasury stock	—	—	—	—	19	—	19
Issuance of treasury stock as deferred compensation payout	—	—	—	—	3,368	—	3,368
Cash dividends ($0.81 per share)	—	—	—	(6,147)	—	—	(6,147)
Amortization of stock-based compensation	—	—	1,081	—	—	—	1,081
Vesting of restricted stock awards	—	—	(694)	—	694	—	—
Shares issued in the acquisition of Tomah Bancshares, Inc. (575,641 shares)		6	29,375	—	—	—	29,381
Balance at December 31, 2020	$—	$85	$92,847	$221,393	$(25,227)	$5,759	$294,857
Net income	—	—	—	45,444	—	—	45,444
Other comprehensive loss	—	—	—	—	—	(2,150)	(2,150)
Purchase of treasury stock	—	—	—	—	(8,272)	—	(8,272)
Sale of treasury stock	—	—	—	—	114	—	114
Cash dividends ($1.14 per share)	—	—	—	(8,733)	—	—	(8,733)
Amortization of stock-based compensation	—	—	1,393	—	—	—	1,393
Vesting of restricted stock awards	—	—	(1,091)	—	1,091	—	—
Balance at December 31, 2021	$—	$85	$93,149	$258,104	$(32,294)	$3,609	$322,653
Net income	—	—	—	45,214	—	—	45,214
Other comprehensive loss	—	—	—	—	—	(19,175)	(19,175)
Purchase of treasury stock	—	—	—	—	(14,314)	—	(14,314)
Sale of treasury stock	—	—	—	—	114	—	114
Cash dividends ($0.94 per share)	—	—	—	(7,822)	—	—	(7,822)
Amortization of stock-based compensation	—	—	1,662	—	—	—	1,662
Vesting of restricted stock awards	—	—	(1,303)	—	1,303	—	—
Shares issued in the acquisition of Denmark Bancshares, Inc. (1,579,530 shares)	—	16	124,755	—	—	—	124,771
Balance at December 31, 2022	$—	$101	$218,263	$295,496	$(45,191)	$(15,566)	$453,103

See accompanying notes to consolidated financial statements.

Bank First Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31
	2022	2021	2020

	(In Thousands)
Cash flows from operating activities:
Net income	$45,214	$45,444	$38,046
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,200	3,100	7,125
Depreciation and amortization of premises and equipment	1,656	1,780	1,536
Amortization of intangibles	2,318	1,405	1,636
Net amortization of securities	315	807	689
Amortization of stock-based compensation	1,662	1,393	1,081
Accretion of purchase accounting valuations	(2,559)	(1,947)	(5,473)
Net change in deferred loan fees and costs	(881)	(1,208)	2,417
Benefit from deferred income taxes	(869)	(1)	(116)
Change in fair value of MSR and other investments	(3,028)	465	2,262
(Gain) loss from sale and disposal of premises and equipment	57	(37)	178
(Gain) loss on sale of OREO and valuation allowance	(146)	(20)	1,395
Proceeds from sales of mortgage loans	85,471	295,904	215,903
Originations of mortgage loans held for sale	(83,774)	(290,372)	(212,190)
Gain on sales of mortgage loans	(1,560)	(7,371)	(5,310)
Realized loss (gain) on sale of securities	—	3	(3,233)
Undistributed income of UFS joint venture	(3,055)	(2,556)	(3,066)
Undistributed income of Ansay joint venture	(2,558)	(2,587)	(2,740)
Net earnings on life insurance	(925)	(768)	(741)
Decrease in other assets	2,877	1,862	(1,876)
Decrease in other liabilities	(2,407)	(5,013)	6,440
Net cash provided by operating activities	40,008	40,283	43,963
Cash flows from investing activities, net of effects of business combination:
Activity in securities available for sale and held to maturity:
Sales	—	9,087	59,697
Maturities, prepayments, and calls	14,690	34,033	73,524
Purchases	(142,414)	(93,767)	(28,764)
Net increase in loans	(198,000)	(41,713)	(343,581)
Dividends received from UFS	2,408	2,646	2,103
Dividends received from Ansay	1,960	1,840	1,712
Proceeds from sale of OREO	320	1,893	5,472
Net purchases of Federal Home Loan Bank (“FHLB”) stock	(635)	—	(640)
Net purchases of Federal Reserve Bank (“FRB”) stock	(3,627)	—	(2,760)
Proceeds from life insurance	—	265	—
Proceeds from sale of premises and equipment	—	548	284
Purchases of premises and equipment	(6,872)	(8,718)	(8,371)
Net cash received in business combination	154,364	—	35,296
Net cash used in investing activities	(177,806)	(93,886)	(206,028)

Bank First Corporation and Subsidiaries

Consolidated Statements of Cash Flows - (continued)

	Years Ended December 31
	2022	2021	2020

	(In Thousands)
Cash flows from financing activities, net of effects of business combination:
Net increase (decrease) in deposits	$(72,879)	$207,770	$307,032
Net increase (decrease) in securities sold under repurchase agreements	56,074	4,745	(10,305)
Proceeds from advances of notes payable	3,122,700	5,000	88,000
Repayment of notes payable	(3,129,584)	(20,380)	(127,400)
Proceeds from subordinated debt	6,000	—	6,000
Repayment of subordinated debt	—	—	(7,000)
Dividends paid	(7,822)	(8,733)	(6,147)
Proceeds from sales of common stock	114	114	19
Repurchase of common stock	(14,314)	(8,272)	(4,367)
Net cash provided by (used in) financing activities	(39,711)	180,244	245,832
Net increase (decrease) in cash and cash equivalents	(177,509)	126,641	83,767
Cash and cash equivalents at beginning of year	296,860	170,219	86,452
Cash and cash equivalents at end of year	$119,351	$296,860	$170,219

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$11,311	$7,064	$14,972
Income taxes	14,135	16,760	10,181
Supplemental schedule of noncash activities:
Loans transferred to OREO	24	—	1,892
Closed branch building transferred to OREO	1,115	140	—
MSR resulting from sale of loans	771	1,862	1,375
Amortization of unrealized holding gains on securities transferred from available for sale to held to maturity recognized in other comprehensive income, net of tax	(1)	(2)	(81)
Change in unrealized gains and losses on investment securities available for sale, net of tax	(19,174)	(2,148)	3,346

Acquisition:
Fair value of assets acquired	$685,840	$—	$209,918
Fair value of liabilities assumed	612,700	—	191,701
Net assets acquired	$73,140	$—	$18,217
Common stock issued in acquisition	$124,771	$—	$29,381

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries, Veritas Asset Holdings, LLC (“Veritas”) and Bank First, National Association (“Bank”). The Bank’s wholly owned subsidiaries are Bank First Investments, Inc., TVG Holdings, Inc. (“TVG") and BFC Title LLC. All significant intercompany balances and transactions have been eliminated. The Bank and TVG have investments in minority-owned subsidiaries that are accounted for using the equity method in the consolidated financial statements. The Bank owns 49.8% of UFS which provides data processing solutions to over 60 banks in the Midwest. TVG owns 40.0% of Ansay providing clients throughout the Midwest with superior insurance and risk management solutions.

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

Cash and Cash Equivalents

For purposes of reporting cash flows in the consolidated financial statements, cash and cash equivalents include cash on hand, interest-bearing and noninterest-bearing accounts in other financial institutions, and federal funds sold, all of which have original maturities of three months or less. Generally, federal funds are purchased and sold for one day periods. In the normal course of business, the Corporation maintains cash and due from bank balances with correspondent banks. Accounts at each institution that are insured by the Federal Deposit Insurance Corporation have up to $250,000 of insurance. Total uninsured balances held at December 31, 2022 and 2021 were approximately $2.9 million and $1.0 million, respectively. The Bank is required to maintain deposits on hand or with the FRB to meet specific reserve requirements. During 2022 and 2021, in response to liquidity concerns resulting from the COVID-19 pandemic (“COVID”), this reserve requirement was reduced to zero by the FRB.

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

Other Investments

Other investments are carried at cost, or, where available, recently observable market prices, which approximates fair value, and consist of FHLB stock, FRB stock and Bankers’ Bancorporation stock. Other investments are evaluated for impairment at least on an annual basis.

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

Intangible Assets and Goodwill

Intangible assets consist of the value of core deposits, mortgage servicing assets and the excess of purchase price over fair value of net assets (goodwill). Core deposits are stated at cost less accumulated amortization and are amortized on a sum of the year’s digits basis over a period of one to ten years. See Note 2 for additional information on acquisitions completed in 2022 and 2020.

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

The Corporation evaluated goodwill and core deposit intangibles for impairment during 2022, 2021 and 2020, determining that there was no goodwill or core deposit intangible impairment.

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

Per Share Computations

Weighted average shares outstanding were 8,104,117, 7,680,896, and 7,497,862 for the years ended December 31, 2022, 2021 and 2020, respectively. All outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends are considered participating securities for basic and diluted earnings per share calculations. There were 59,211, 59,264, and 56,606 average shares of dilutive instruments outstanding during the years ended December 31, 2022, 2021, and 2020.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe that there are any such matters that will have a material effect on the consolidated financial statements at December 31, 2022 and 2021.

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

Mortgage Banking Derivatives

Commitments to fund mortgage loans, at a set interest rate, (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest rate on the loan is locked. The Bank enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into in order to hedge the change in interest rates resulting from its commitments to fund loans. The forward commitments for the future delivery of mortgage loans are based on the Bank’s “best efforts” and therefore the Bank is not penalized if a loan is not delivered to the investor if the loan did not get originated. Changes in the fair values of these derivatives generally offset each other and are included in “other income” in the consolidated statements of income.

Reclassifications

Certain 2021 and 2020 amounts have been reclassified to conform to the presentation used in 2022. These reclassifications had no effect on the operations, financial condition or cash flows of the Corporation.

New Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Certain aspects of this ASU were updated in November 2018 by the issuance of ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. The main objective of the ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in the ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. During 2019 FASB issued ASU 2019-10 which delayed the effective date of ASU 2016-13 for smaller, publicly traded companies, until interim and annual periods beginning after December 15, 2022. This delay applies to the Corporation as it was classified as a "Smaller reporting company" as defined in Rule 12b-2 of the Exchange Act as of the date ASU 2019-10 was enacted. During the first half of 2019 the Corporation engaged a third-party partner to assist in its implementation of this standard. Over the last three years significant progress has been made working through the assumptions, drivers, documentation and other mechanics for the calculation of the Corporation’s ALL under ASU 2016-13. Throughout 2022, management ran a calculation of its allowance under ASU 2016-13 parallel to its current modeling to assess the functioning of the ASU 2016-13 model while also documenting the controls that will be in place around the process when the Corporation implements this standard. Results of these parallel runs indicate that the Bank’s ALL to total loans coverage ratio will increase from 0.78% as of December 31, 2022, to 1.10% - 1.20% upon implementation of ASU 2016-13 on January 1, 2023.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. It provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The updated guidance was originally effective for all entities from March 12, 2020 through December 31, 2022. In December 2022, the FASB issued ASU 2022-06 which deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The Corporation has been diligent in responding to reference rate reform and does not anticipate a significant impact to its financial statements as a result.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. This ASU provides guidance on eliminating the requirement for classification of and disclosures around troubled debt restructurings. The purpose of this guidance is to eliminate unnecessary and overly-complex disclosures of loans that are already incorporated into the allowance for credit losses and related disclosures. This ASU further requires the disclosure of current-period gross charge-offs by year of origination. The updated guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, for all entities which have implemented ASU 2016-13. The Corporation has historically had very few credit relationships classified as troubled debt restructurings, and as such does not anticipate that the elimination of accounting for and disclosure of these types of credit relationships will have a significant impact to its financial statements upon implementation of ASU 2016-13 beginning with the first quarter of 2023.

Note 2 Acquisitions

Denmark Bancshares, Inc.

On August 12, 2022, the Corporation completed a merger with Denmark Bancshares, Inc. (“Denmark”), a bank holding company headquartered in Denmark, Wisconsin, pursuant to the Agreement and Plan of Bank Merger, dated as of January 18, 2022 by and between the Corporation and Denmark, whereby Denmark merged with and into the Corporation, and Denmark State Bank, Denmark’s wholly-owned banking subsidiary, merged with and into the Bank. Denmark’s principal activity was the ownership and operation of Denmark State Bank, a state-chartered banking institution that operated seven (7) branches in Wisconsin at the time of closing. The merger consideration totaled approximately $128.8 million.

Pursuant to the terms of the merger agreement, Denmark shareholders could elect to receive either 0.5276 of a share of the Corporation’s common stock or $38.10 in cash for each outstanding share of Denmark common stock, subject to a maximum of 20% cash consideration in total, with cash paid in lieu of any remaining fractional share. Corporation stock issued totaled 1,579,530 shares valued at approximately $124.8 million, with cash of $4.0 million comprising the remainder of merger consideration.

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

	As Recorded by	Fair Value	As Recorded by
(in thousands)	Denmark	Adjustments	the Corporation
Cash, cash equivalents and securities	$188,017	$(148)	$187,869
Other investments	3,566	—	3,566
Loans, net	459,413	(2,358)	457,055
Premises and equipment, net	5,980	(1,635)	4,345
Core deposit intangible	—	15,112	15,112
Other assets	17,704	189	17,893
Total assets acquired	$674,680	$11,160	$685,840

Deposits	$604,636	$166	$604,802
Other borrowings	842	—	842
Other liabilities	3,951	3,105	7,056
Total liabilities assumed	$609,429	$3,271	$612,700

Excess of assets acquired over liabilities assumed	$65,251	$7,889	$73,140
Less: purchase price			128,781
Goodwill			$55,641
Refinement to fair value estimates (1)			(792)
Goodwill (after refinement)			$54,849
(1)	Refinement consists of adjustments to the initial fair value estimates of other assets and liabilities, primarily related to accrued and deferred income taxes.

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

	Year Ended	Year Ended
(in thousands, except per share data)	December 31, 2022	December 31, 2021
Total revenue, net of interest expense	$139,617	$140,904
Net income	$47,416	$49,589
Diluted earnings per common share	5.21	5.35

Tomah Bancshares, Inc.

On May 15, 2020, the Corporation completed a merger with Tomah Bancshares, Inc. (“Timberwood”), a bank holding company headquartered in Tomah, Wisconsin, pursuant to the Agreement and Plan of Bank Merger, dated as of November 20, 2019, by and between the Corporation and Timberwood, whereby Timberwood merged with and into the Corporation, and Timberwood Bank, Timberwood’s wholly-owned banking subsidiary, merged with and into the Bank. Timberwood’s principal activity was the ownership and operation of Timberwood Bank, a state-chartered banking institution that operated one (1) branch in Wisconsin at the time of closing. The merger consideration totaled approximately $29.8 million.

Pursuant to the terms of the merger agreement, Timberwood shareholders received 5.1445 shares of the Corporation’s common stock for each outstanding share of Timberwood common stock, and cash in lieu of any remaining fractional share. Corporation stock issued totaled 575,641 shares valued at approximately $29.4 million, with cash of $0.4 million comprising the remainder of merger consideration.

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

The fair value of the assets acquired and liabilities assumed on May 15, 2020 was as follows:

	As Recorded by	Fair Value	As Recorded by
	Timberwood	Adjustments	the Corporation

(in thousands)
Cash, cash equivalents and securities	$79,614	$(656)	$78,958
Other investments	533	—	533
Loans	117,343	1,068	118,411
Premises and equipment, net	2,538	(1,006)	1,532
Core deposit intangible	—	1,697	1,697
Other assets	11,392	(2,605)	8,787
Total assets acquired	$211,420	$(1,502)	$209,918
Deposits	$170,362	$742	$171,104
Subordinated debt	6,500	—	6,500
Other borrowings	12,938	210	13,148
Other liabilities	1,923	(974)	949
Total liabilities assumed	$191,723	$(22)	$191,701
Excess of assets acquired over liabilities assumed	$19,697	$(1,480)	$18,217
Less: purchase price			29,812
Goodwill			$11,595
Refinement to fair value estimates			305
Goodwill (after refinement)			$11,900

Note 3 Securities

The following is a summary of available for sale securities (dollar amounts in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2022
U.S. Treasury securities	$149,614	$—	$(7,517)	$142,097
Obligations of U.S. Government sponsored agencies	24,935	—	(3,186)	21,749
Obligations of states and political subdivisions	90,701	88	(7,603)	83,186
Mortgage-backed securities	38,701	—	(2,064)	36,637
Corporate notes	21,005	381	(1,392)	19,994
Certificates of deposit	1,004	—	(30)	974
Total available for sale securities	$325,960	$469	$(21,792)	$304,637

December 31, 2021
U.S. Treasury securities	$49,574	$121	$(193)	$49,502
Obligations of U.S. Government sponsored agencies	26,722	165	(341)	26,546
Obligations of states and political subdivisions	83,019	3,786	(67)	86,738
Mortgage-backed securities	26,143	1,117	(1)	27,259
Corporate notes	20,760	436	(94)	21,102
Certificates of deposit	1,529	13	—	1,542
Total available for sale securities	$207,747	$5,638	$(696)	$212,689

The following is a summary of held to maturity securities (dollar amounts in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2022
U.S. Treasury securities	$39,902	$115	$(1,440)	$38,577
Obligations of states and political subdivisions	5,195	—	(2)	5,193
Total held to maturity securities	$45,097	$115	$(1,442)	$43,770
December 31, 2021
Obligations of states and political subdivisions	$5,911	$11	$—	$5,922

At December 31, 2022, unrealized losses in the investment securities portfolio related to debt securities. The unrealized losses on these debt securities arose primarily due to changing interest rates and are considered to be temporary. From the December 31, 2022 tables above, 27 out of 28 U.S. Treasury securities, 107 out of 109 mortgage-backed securities, 16 out of 16 obligations of U.S. Government sponsored agency securities, 8 out of 16 corporate notes, 105 out of 135 obligations of states and political subdivisions and 4 out of 4 certificates of deposit contained unrealized losses. At December 31, 2022 and 2021, management has both the intent and ability to hold securities containing material unrealized losses.

The following table shows the fair value and gross unrealized losses of securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (dollar amounts in thousands):

	Less Than 12 Months		Greater Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

December 31, 2022 - Available for Sale
U.S. Treasury securities	$99,433	$(559)	$42,664	$(6,958)	$142,097	$(7,517)
Obligations of U.S. Government sponsored agencies	6,735	(652)	15,014	(2,534)	21,749	(3,186)
Obligations of states and political subdivisions	50,839	(2,650)	15,933	(4,953)	66,772	(7,603)
Mortgage-backed securities	35,731	(1,993)	879	(71)	36,610	(2,064)
Corporate notes	9,701	(920)	3,080	(472)	12,781	(1,392)
Certificate of Deposits	974	(30)	—	—	974	(30)
Totals	$203,413	$(6,804)	$77,570	$(14,988)	$280,983	$(21,792)

December 31, 2022 - Held to Maturity
U.S. Treasury securities	$29,464	$(1,306)	$4,868	$(134)	$34,332	$(1,440)
Obligations of states and political subdivisions	417	(2)	—	—	417	(2)
	$29,881	$(1,308)	$4,868	$(134)	$34,749	$(1,442)

December 31, 2021 - Available for Sale
U.S. Treasury securities	$34,746	$(193)	$—	$—	$34,746	$(193)
Obligations of U.S. Government sponsored agencies	13,185	(86)	4,558	(255)	17,743	(341)
Obligations of states and political subdivisions	8,624	(67)	—	—	8,624	(67)
Mortgage-backed securities	254	(1)	—	—	254	(1)
Corporate notes	8,973	(94)	—	—	8,973	(94)
Totals	$65,782	$(441)	$4,558	$(255)	$70,340	$(696)

Contractual maturities will differ from expected maturities for mortgage-backed securities because borrowers may have the right to call or prepay obligations without penalties. The following is a summary of amortized cost and estimated fair value of securities, by contractual maturity, as of December 31, 2022 (dollar amounts in thousands):

	Available for Sale		Held to Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$104,421	$103,838	$389	$389
Due after one year through 5 years	20,882	20,021	39,707	38,265
Due after 5 years through ten years	91,624	82,568	5,001	5,116
Due after 10 years	70,332	61,573	—	—
Subtotal	287,259	268,000	45,097	43,770
Mortgage-backed securities	38,701	36,637	—	—
Total	$325,960	$304,637	$45,097	$43,770

Following is a summary of the proceeds from sales of securities available for sale, as well as gross gains and losses, from the years ended December 31 (dollar amounts in thousands):

	2022	2021	2020
Proceeds from sales of securities	$—	$9,087	$59,697
Gross gains on sales	—	—	3,284
Gross losses on sales	—	(3)	(51)

As of December 31, 2022 and 2021, the carrying values of securities pledged to secure public deposits, securities sold under repurchase agreements, and for other purposes required or permitted by law were approximately $226,892,000 and $134,299,000, respectively.

Note 4 Loans

The composition of loans at December 31 is as follows (dollar amounts in thousands):

	2022	2021
Commercial/industrial	$492,563	$367,284
Commercial real estate - owner occupied	717,401	574,960
Commercial real estate - non-owner occupied	681,783	537,077
Construction and development	200,022	132,675
Residential 1‑4 family	739,339	571,749
Consumer	44,796	31,992
Other	18,905	21,489
Subtotals	2,894,809	2,237,226
ALL	(22,680)	(20,315)
Loans, net of ALL	2,872,129	2,216,911
Deferred loan fees and costs	(831)	(1,712)
Loans, net	$2,871,298	$2,215,199

A summary of the activity in the allowance for loan losses by loan type as of December 31, 2022 and December 31, 2021 is as follows (dollar amounts in thousands):

		Commercial	Commercial
		Real Estate -	Real Estate -	Construction
	Commercial /	Owner	Non - Owner	and	Residential
	Industrial	Occupied	Occupied	Development	1-4 Family	Consumer	Other	Total
ALL - January 1, 2022	$3,699	$5,633	$5,151	$984	$4,445	$224	$179	$20,315
Charge-offs	—	(890)	—	—	(40)	(27)	(48)	(1,005)
Recoveries	499	74	360	152	14	6	65	1,170
Provision	(127)	387	(106)	456	1,525	111	(46)	2,200
ALL - December 31, 2022	4,071	5,204	5,405	1,592	5,944	314	150	22,680
ALL ending balance individually evaluated for impairment	—	—	8	—	—	—	—	8
ALL ending balance collectively evaluated for impairment	$4,071	$5,204	$5,397	$1,592	$5,944	$314	$150	$22,672
Loans outstanding - December 31, 2022	$492,563	$717,401	$681,783	$200,022	$739,339	$44,796	$18,905	$2,894,809
Loans ending balance individually evaluated for impairment	284	2,487	514	—	201	—	—	3,486
Loans ending balance collectively evaluated for impairment	$492,279	$714,914	$681,269	$200,022	$739,138	$44,796	$18,905	$2,891,323

		Commercial	Commercial
		Real Estate -	Real Estate -	Construction
	Commercial /	Owner	Non - Owner	and	Residential
	Industrial	Occupied	Occupied	Development	1-4 Family	Consumer	Other	Total
ALL - January 1, 2021	$2,049	$6,108	$3,904	$1,027	$3,960	$201	$409	$17,658
Charge-offs	(233)	(618)	—	—	(125)	(7)	(36)	(1,019)
Recoveries	53	343	5	143	15	1	16	576
Provision	1,830	(200)	1,242	(186)	595	29	(210)	3,100
ALL - December 31, 2021	3,699	5,633	5,151	984	4,445	224	179	20,315
ALL ending balance individually evaluated for impairment	70	—	894	—	—	—	—	964
ALL ending balance collectively evaluated for impairment	$3,629	$5,633	$4,257	$984	$4,445	$224	$179	$19,351
Loans outstanding - December 31, 2021	$367,284	$574,960	$537,077	$132,675	$571,749	$31,992	$21,489	$2,237,226
Loans ending balance individually evaluated for impairment	439	4,966	1,519	—	273	—	—	7,197
Loans ending balance collectively evaluated for impairment	$366,845	$569,994	$535,558	$132,675	$571,476	$31,992	$21,489	$2,230,029

A summary of past due loans as of December 31, 2022 are as follows (dollar amounts in thousands):

		90 Days
	30-89 Days	or more
	Past Due	Past Due
	Accruing	and Accruing	Non-Accrual	Total
Commercial/industrial	$192	$—	$418	$610
Commercial real estate - owner occupied	1,301	—	2,688	3,989
Commercial real estate - non-owner occupied	—	—	—	—
Construction and development	237	—	17	254
Residential 1‑4 family	774	268	505	1,547
Consumer	19	5	—	24
Other	—	—	—	—
	$2,523	$273	$3,628	$6,424

A summary of past due loans as of December 31, 2021 are as follows (dollar amounts in thousands):

		90 Days
	30-89 Days	or more
	Past Due	Past Due
	Accruing	and Accruing	Non-Accrual	Total
Commercial/industrial	$12	$738	$247	$997
Commercial real estate - owner occupied	—	—	5,884	5,884
Commercial real estate - non-owner occupied	65	—	650	715
Construction and development	—	—	19	19
Residential 1‑4 family	2,002	245	439	2,686
Consumer	2	16	2	20
Other	—	—	—	—
	$2,081	$999	$7,241	$10,321

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

The breakdown of loans by risk rating as of December 31, 2022 is as follows (dollar amounts in thousands):

	Pass (1-5)	6	7	8	Total
Commercial/industrial	$474,699	$3,708	$14,156	$—	$492,563
Commercial real estate - owner occupied	666,424	8,031	42,946	—	717,401
Commercial real estate - non-owner occupied	677,466	—	4,317	—	681,783
Construction and development	198,895	—	1,127	—	200,022
Residential 1‑4 family	735,971	151	3,217	—	739,339
Consumer	44,794	—	2	—	44,796
Other	18,905	—	—	—	18,905
	$2,817,154	$11,890	$65,765	$—	$2,894,809

The breakdown of loans by risk rating as of December 31, 2021 is as follows (dollar amounts in thousands):

	Pass (1-5)	6	7	8	Total
Commercial/industrial	$355,469	$—	$11,815	$—	$367,284
Commercial real estate - owner occupied	551,801	—	23,159	—	574,960
Commercial real estate - non-owner occupied	532,077	—	5,000	—	537,077
Construction and development	131,429	—	1,246	—	132,675
Residential 1‑4 family	570,022	83	1,644	—	571,749
Consumer	31,988	—	4	—	31,992
Other	21,489	—	—	—	21,489
	$2,194,275	$83	$42,868	$—	$2,237,226

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

A summary of impaired loans individually evaluated as of December 31, 2022 is as follows (dollar amounts in thousands):

		Commercial	Commercial
		Real Estate -	Real Estate -	Construction
	Commercial/	Owner	Non - Owner	and	Residential
	Industrial	Occupied	Occupied	Development	1-4 Family	Consumer	Other	Total
With an allowance recorded:
Recorded investment	$—	$—	$18	$—	$—	$—	$—	$18
Unpaid principal balance	—	—	18	—	—	—	—	18
Related allowance	—	—	8	—	—	—	—	8

With no related allowance recorded:
Recorded investment	$284	$2,487	$497	$—	$200	$—	$—	$3,468
Unpaid principal balance	284	2,487	497	—	200	—	—	3,468
Related allowance	—	—	—	—	—	—	—	—

Total:
Recorded investment	$284	$2,487	$515	$—	$200	$—	$—	$3,486
Unpaid principal balance	284	2,487	515	—	200	—	—	3,486
Related allowance	—	—	8	—	—	—	—	8

Average recorded investment	$361	$3,726	$1,017	$—	$237	$—	$—	$5,341

A summary of impaired loans individually evaluated as of December 31, 2021 is as follows (dollar amounts in thousands):

		Commercial	Commercial
		Real Estate -	Real Estate -	Construction
	Commercial/	Owner	Non - Owner	and	Residential
	Industrial	Occupied	Occupied	Development	1‑4 Family	Consumer	Other	Total
With an allowance recorded:
Recorded investment	$357	$—	$1,406	$—	$—	$—	$—	$1,763
Unpaid principal balance	357	—	1,406	—	—	—	—	1,763
Related allowance	70	—	894	—	—	—	—	964

With no related allowance recorded:
Recorded investment	$82	$4,966	$113	$—	$273	$—	$—	$5,434
Unpaid principal balance	82	4,966	113	—	273	—	—	5,434
Related allowance	—	—	—	—	—	—	—	—

Total:
Recorded investment	$439	$4,966	$1,519	$—	$273	$—	$—	$7,197
Unpaid principal balance	439	4,966	1,519	—	273	—	—	7,197
Related allowance	70	—	894	—	—	—	—	964

Average recorded investment	$459	$3,069	$5,098	$—	$267	$—	$—	$8,893

An analysis of interest income on impaired loans for the years ended December 31 follows (dollar amounts in thousands):

	2022	2021	2020
Interest income in accordance with original terms	$262	$679	$683
Interest income recognized	(253)	(720)	(519)
(Increase) Reduction in interest income	$9	$(41)	$164

The following table presents loans acquired with deteriorated credit quality. No loans in this table had a related allowance at December 31, 2022 and 2021, and therefore, the below disclosures were not expanded to include loans with and without a related allowance (dollar amounts in thousands).

	December 31, 2022		December 31, 2021
		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal
	Investment	Balance	Investment	Balance
Commercial & Industrial	$712	$1,091	$596	$685
Commercial real estate - owner occupied	2,539	2,843	2,664	3,146
Commercial real estate - non-owner occupied	—	—	1,018	1,150
Construction and development	—	—	—	—
Residential 1‑4 family	824	1,045	863	1,124
Consumer	—	—	—	—
Other	—	—	—	—
	$4,075	$4,979	$5,141	$6,105

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

The following table represents the change in the accretable and non-accretable components of discounts on loans acquired with deteriorated credit quality (dollar amounts in thousands):

	December 31, 2022		December 31, 2021
	Accretable	Non-accretable	Accretable	Non-accretable
	discount	discount	discount	discount
Balance at beginning of year	$813	$149	$1,250	$176
Acquired balance, net	292	211	—	—
Reclassifications between accretable and non-accretable	135	(135)	27	(27)
Accretion to loan interest income	(561)	—	(464)	—
Balance at end of year	$679	$225	$813	$149

A TDR includes a loan modification where a borrower is experiencing financial difficulty and we grant a concession to that borrower that we would not otherwise consider except for the borrower’s financial difficulties. A TDR may be either on accrual or nonaccrual status based upon the performance of the borrower and management’s assessment of collectability. If a TDR is placed on nonaccrual status, it remains there until a sufficient period of performance under the restructured terms has occurred at which time it is returned to accrual status, generally six months. As of December 31, 2022 and 2021 the Corporation had specific reserves of $8,000 and $7,000 related to TDR’s, respectively. Loans modified under the guidance of the Cares Act are not considered TDRs and as such are not included in the tables below.

The Corporation had no new troubled debt restructurings during the year ended December 31, 2022.

The following table presents the troubled debt restructurings during the year ended December 31, 2021 (dollar amounts in thousands):

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Contracts	Investment	Investment
Commercial/ industrial	1	$8	$8
Commercial Real Estate	2	$131	$131
Totals		$139	$139

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

A summary of loans to directors, executive officers, principal shareholders, and their affiliates for the years ended December 31 is as follows (dollar amounts in thousands):

	2022	2021
Balances at beginning	$73,498	$67,131
New loans and advances	46,528	24,723
Repayments	(49,875)	(18,356)
Balance at end	$70,151	$73,498

Deposits from directors, executive officers, principal shareholders, and their affiliates totaled approximately $27,524,000 and $22,665,000 as of December 31, 2022 and 2021, respectively.

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

Following is an analysis of activity in servicing rights assets that are measured at fair value (dollar amounts in thousands):

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021
Fair value at beginning of period	$5,016	$3,726

Servicing asset additions	771	1,862
Loan payments and payoffs	(918)	(1,319)
Changes in valuation inputs and assumptions used in the valuation model	3,012	747
Amount recognized through earnings	2,865	1,290
MSR asset acquired	1,701	—
Fair value at end of period	$9,582	$5,016

Unpaid principal balance of loans serviced for others	$866,941	$705,462
Mortgage servicing rights as a percent of loans serviced for others	1.11	0.71

During the years ended December 31, 2022 and 2021, the Corporation utilized economic assumptions in measuring the initial value of MSRs for loans sold whereby servicing is retained by the Corporation. The economic assumptions used at December 31, 2022 and 2021 included constant prepayment speed of 7.5 and 13.8 months and a discount rate of 10.21% and 10.28%, respectively. The constant prepayment speeds are obtained from publicly available sources for each of the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation loan programs that the Corporation originates under. The assumptions used by the Corporation are hypothetical and supported by a third party valuation. The Corporation’s methodology for estimating the fair value of MSRs is highly sensitive to changes in assumptions.

The carrying value of the mortgage servicing rights approximates fair market value at December 31, 2022 and 2021. Changes in fair value are recognized through the income statement as loan servicing income.

Note 7 Premises and Equipment

An analysis of premises and equipment at December 31 follows (dollar amounts in thousands):

	2022	2021
Land and land improvements	$9,539	$9,763
Buildings and building improvements	50,215	42,470
Furniture and equipment	6,495	5,955
Totals	66,249	58,188
Less accumulated depreciation	11,383	10,307
Right-of-use lease asset (see Note 21)	1,582	1,580
Premises and equipment, net	$56,448	$49,461

Included in buildings and improvements at December 31, 2022 and 2021, is $190,000 and $1,110,000, respectively, in construction in progress. These amounts relate to branch locations which were under construction. These balances begin accumulating depreciation upon being placed in service.

Depreciation and amortization of premises and equipment charged to operating expense totaled approximately $1,657,000, $1,778,000, and $1,508,000 for the years ended December 31, 2022, 2021, and 2020, respectively.

Note 8 Other Real Estate Owned

Changes in OREO for the years ended December 31 were as follows (dollar amounts in thousands):

	2022	2021
Beginning of year	$150	$1,885
Transfers in	1,139	140
Assets Acquired	1,405	—
Depreciation	—	(2)
(Loss) gain on sale of OREO and valuation allowance	146	20
Sales	(320)	(1,893)
End of year	$2,520	$150

Activity in the valuation allowance for the years ended December 31 was as follows (dollar amounts in thousands):

	2022	2021	2020
Beginning of year	$187	$112	$2,121
Additions charged to expense	24	217	356
Valuation relieved due to sale of OREO	—	(142)	(2,365)
End of year	$211	$187	$112

Note 9 Investment in Minority-owned Subsidiaries

The Corporation has a 49.8% membership interest in UFS. The business operations of UFS consist of providing data processing and other information technology services to the Corporation and other financial institutions. As of December 31, 2022 and 2021, UFS had total assets of $31,309,000 and $27,914,000 and liabilities of $6,680,000 and $4,493,000, respectively. The Corporation’s investment in UFS was $12,252,000 and $11,605,000 at December 31, 2022 and 2021, respectively. The investment is accounted for on the equity method. The Corporation’s undistributed earnings from its investment in UFS were approximately $3,055,000, $2,556,000, and $3,066,000 for the years ended December 31, 2022, 2021 and 2020, respectively. Data processing service fees paid by the Corporation to UFS were approximately $4,348,000, $3,754,000, and $3,664,000 for the years ended December 31, 2022, 2021 and 2020, respectively.

The Corporation has a contract with UFS that was renewed for five years on January 1, 2023.

The Corporation’s proportionate share of earnings of UFS flow through to its tax return. Deferred income taxes of approximately $1,509,000 and $1,671,000 were provided to account for the difference in the tax and book basis of assets and liabilities held at UFS at December 31, 2022 and 2021, respectively. During 2022, 2021 and 2020, the Corporation received $2,408,000, $2,646,000 and $2,103,000 in dividends from UFS, respectively.

TVG, the insurance subsidiary of the Bank, maintained a 40.0% investment in Ansay at December 31, 2022 and 2021. Ansay is an independent insurance agency that has operated in southeastern Wisconsin since 1946, managing the insurance and risk needs of commercial and personal insurance clients in Wisconsin and the Midwest. As of December 31, 2022 and 2021, Ansay had total assets of $87,271,000 and $80,612,000 and liabilities of $44,178,000 and $39,135,000, respectively. The Corporation’s investment in Ansay, which is accounted for using the equity method, was $31,928,000 and $31,330,000 at December 31, 2022 and 2021, respectively. The Corporation recognized undistributed earnings of approximately $2,558,000, $2,587,000 and $2,740,000 and received dividends of $1,960,000, $1,840,000 and $1,712,000 from its investment in Ansay during the years ended December 31, 2022, 2021 and 2020, respectively.

As of December 31, 2022 and 2021, Ansay had term loans with the Bank totaling approximately $19,838,000 and $16,936,000, respectively. Ansay also has available revolving lines of credit totaling $18,010,000 with the Corporation, under which there were no outstanding balances as of December 31, 2022. Outstanding balances under these lines totaled $1,944,000 as of December 31, 2021.

Ansay maintained deposits at the Bank totaling $10,797,000 and $10,304,000 as of December 31, 2022 and 2021, respectively.

The CEO of Ansay, Michael G. Ansay, serves as Chairman of the Board of the Corporation. As a related party, during 2022, 2021 and 2020 the Corporation received insurance consulting services and purchased director and officer fidelity bond and commercial insurance coverage through Ansay spending approximately $357,000, $329,000 and $261,000, respectively.

The Corporation’s proportionate share of earnings of Ansay flow through to its tax return. Deferred income taxes of approximately $1,125,000 and $1,192,000 were provided to account for the difference in the tax and book basis of assets and liabilities held at Ansay as of December 31, 2022 and 2021, respectively.

Note 10  Core Deposit Intangibles

The gross carrying amount and accumulated amortization of core deposit intangibles for the years ended December 31 are as follows (dollar amounts in thousands):

	2022		2021
	Gross	Intangible	Gross	Intangible
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Core deposit intangible	$23,979	$7,150	$9,030	$4,995

Amortization expense was $2,318,000, $1,405,000 and $1,636,000 for the years ended December 31, 2022, 2021 and 2020, respectively.

The following table shows the estimated future amortization expense of core deposit intangibles. The projections of amortization expense are based on existing asset balances as of December 31, 2022 (dollar amounts in thousands):

Core
Deposit
Intangible
2023	$3,575
2024	3,069
2025	2,580
2026	2,173
2027	1,767
Thereafter	3,665
Total	$16,829

Note 11 Goodwill

Goodwill was $110,206,000 and $55,357,000 at December 31, 2022 and 2021, respectively.

Note 12 Deposits

The composition of deposits at December 31 is as follows (dollar amounts in thousands):

	2022	2021
Noninterest-bearing demand deposits	$934,092	$799,936
Interest-bearing demand deposits	344,560	286,606
Savings deposits	1,357,571	1,185,727
Time deposits	417,285	244,477
Brokered certificates of deposit	6,721	11,694
Total deposits	$3,060,229	$2,528,440

Time deposits of $250,000 or more were approximately $47,192,000 and $36,788,000 at December 31, 2022 and 2021, respectively.

The scheduled maturities of time deposits at December 31, 2022, are summarized as follows (dollar amounts in thousands):

2023	$267,973
2024	116,351
2025	15,697
2026	7,939
2027	3,722
Thereafter	12,324
Total	$424,006

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

Information concerning securities sold under repurchase agreements at December 31 consists of the following (dollar amounts in thousands):

	2022	2021	2020
Outstanding balance at the end of the year	$97,196	$41,122	$36,377
Weighted average interest rate at the end of the year	4.31%	0.02%	0.04%
Average balance during the year	$25,749	$34,637	$34,984
Average interest rate during the year	2.11%	0.03%	0.32%
Maximum month end balance during the year	$97,196	$57,915	$79,718

Note 14 Notes Payable

There were $1,915,000 and $7,958,000 of advances outstanding from the FHLB at December 31, 2022 and 2021, respectively. From time to time the Bank utilized short-term FHLB advances to fund liquidity during these years. The advances, rate, and maturities of FHLB advances as of December 31 were as follows:

	Maturity	Rate	2022	2021

			(dollars in thousands)
Fixed rate, fixed term	01/24/2022	2.51%	—	250
Fixed rate, fixed term	05/02/2022	2.98%	—	500
Fixed rate, fixed term	05/16/2022	0.00%	—	5,000
Fixed rate, fixed term	06/08/2022	2.92%	—	500
Fixed rate, fixed term	11/21/2022	3.02%	—	600
Fixed rate, fixed term	06/01/2023	1.79%	807	—
Fixed rate, fixed term	11/21/2023	3.06%	600	600
Fixed rate, fixed term	04/22/2030	0.00%	508	508
			1,915	7,958
Purchase accounting adjustment			14	53
Total notes payable			$1,929	$8,011

Future maturities of borrowings were as follows (dollars in thousands):

	December 31,	December 31,
	2022	2021

1 year or less	$1,407	$6,850
1 to 2 years	—	600
2 to 3 years	—	—
3 to 4 years	—	—
4 to 5 years	—	—
Over 5 years	508	508
	$1,915	$7,958

At December 31, 2022 and 2021, respectively, total loans available to be pledged as collateral on FHLB borrowings were approximately $1,152,655,000 and $915,512,000 and, of that total, $668,328,000 and $527,199,000 qualified as eligible collateral. The Bank owned $4,645,000 and $3,353,000 of FHLB stock at December 31, 2022 and 2021, respectively. At December 31, 2022 and 2021, the Bank had available liquidity of $666,424,000 and $519,242,000 for future draws, respectively. FHLB stock is included in other investments at December 31, 2022 and 2021. This stock is recorded at cost, which approximates fair value.

The Corporation maintains a $7,500,000 line of credit with a commercial bank, which was entered into on May 15, 2022. There were no outstanding balances on this note at December 31, 2022. Any future borrowings will require monthly payments of interest at a variable rate, and will be due in full on May 15, 2024.

Note 15 Subordinated Debt

During September 2017, the Corporation entered into subordinated note agreements with three separate commercial banks. The Corporation had up to twelve months from entering these agreements to borrow funds up to a maximum availability of $22,500,000. As of December 31, 2022 and 2021, the Corporation had borrowed $11,500,000 under these agreements. These notes were all issued with 10-year maturities, carry interest at a variable rate payable quarterly, are callable on or after the sixth anniversary of their issuance dates, and qualify for Tier 2 capital for regulatory purposes.

During July 2020, the Corporation entered into subordinated note agreements with two separate commercial banks. The Corporation had through December 31, 2020, to borrow funds up to a maximum availability of $6,000,000 under each agreement, or $12,000,000 total. These notes were issued with 10-year maturities, carry interest at a fixed rate of 5.0% through June 30, 2025, and at a variable rate thereafter, payable quarterly. These notes are callable on or after January 1, 2026 and qualify for Tier 2 capital for regulatory purposes. The Corporation had outstanding balances of $6,000,000 under these agreements at December 31, 2022 and 2021.

During August 2022, the Corporation entered into subordinated note agreements with an individual. The Corporation had outstanding balances of $6,000,000 under these agreements as of December 31, 2022. These notes were issued with 10-year maturities, carry interest at a fixed rate of 5.25% through August 6, 2027, and at a variable rate thereafter, payable quarterly. These notes are callable on or after August 6, 2027 and qualify for Tier 2 capital for regulatory purposes.

Note 16 Income Taxes

The components of the provision for income taxes for the years ended December 31 are as follows (dollar amounts in thousands):

	2022	2021	2020
Current tax expense:
Federal	$10,328	$9,898	$8,181
State	4,960	4,626	3,766
Total current	15,288	14,524	11,947
Deferred tax benefit:
Federal	(617)	(1)	(82)
State	(252)	—	(34)
Total deferred	(869)	(1)	(116)
Total provision for income taxes	$14,419	$14,523	$11,831

A summary of the sources of differences between income taxes at the federal statutory rate and the provision for income taxes for the years ended December 31 follows (dollar amounts in thousands):

	2022	2021	2020
Tax expense at statutory rate	$12,523	$12,593	$10,474
Increase (decrease) in taxes resulting from:
Tax-exempt interest	(1,079)	(1,074)	(1,369)
State taxes (net of Federal benefit)	3,719	3,666	2,987
Cash surrender value of life insurance	(194)	(161)	(156)
ESOP dividend	(77)	(98)	(78)
Nondeductible expenses associated with acquisition	189	—	71
Other	(662)	(403)	(98)
Total provision for income taxes	$14,419	$14,523	$11,831

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Corporation’s assets and liabilities. Deferred taxes are included in other liabilities of the balance sheet. The major components of the net deferred tax asset (liability) as of December 31 are presented below (dollar amounts in thousands):

	2022	2021
Deferred tax assets:
Deferred compensation	$43	$69
Premises and equipment	439	—
Allowance for loan losses	6,178	5,534
Accrued vacation and severance	6	36
Other real estate owned	—	51
Unrealized loss on securities available for sale	5,757	—
Other	589	454
Total deferred tax assets	13,012	6,144
Deferred tax liabilities:
Investment in acquisition and discount accretion	(624)	(69)
Premises and equipment	—	(179)
Mortgage servicing rights	(2,610)	(1,366)
Other investments	(84)	(323)
Prepaid expenses	—	(71)
Investment in minority owned subsidiaries	(2,635)	(2,867)
Goodwill and other intangibles	—	(753)
Purchase accounting	(2,394)	(697)
Unrealized gain on securities available for sale	—	(1,335)
Total deferred tax liabilities	(8,347)	(7,660)
Net deferred tax asset (liability)	$4,665	$(1,516)

Tax effects from an uncertain tax position can be recognized in the financial statements only if the position is more likely than not to be sustained on audit, based on the technical merits of the position. The Corporation recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. When applicable, interest and penalties on uncertain tax positions are calculated based on the guidance from the relevant tax authority and included in income tax expense. At December 31, 2022 and 2021, there was no liability for uncertain tax positions. Federal income tax returns for 4 years ended December 31, 2019 through 2022 remain open and subject to review by applicable tax authorities. State income tax returns for 5 years ended December 31, 2018 through 2022 remain open and subject to review by applicable tax authorities.

Note 17 Employee Benefit Plans

Employee Stock Ownership Plan

The Corporation has a defined contribution profit sharing 401(k) plan which includes the provisions for an employee stock ownership plan (“ESOP”). The plan is available to all employees over 18 years of age after completion of three months of service. Employees participating in the plan may elect to defer a minimum of 2% of compensation up to the limits specified by law. All participants of the 401(k) plan are eligible for the ESOP and may allocate their contributions to purchase shares of the Corporation’s stock. As of December 31, 2022 and 2021, the plan held 322,020 and 340,131 shares, respectively. These shares are included in the calculation of the Corporation’s earnings per share. The Corporation may make discretionary contributions up to the limits established by IRS regulations. The discretionary match was 35% of participant contributions up to 10% of the employee’s salary in 2022, 2021, and 2020. The Corporation made additional discretionary contributions to the plan of $591,000, $600,000, $733,000 in 2022, 2021 and 2020, respectively. Total expense associated with the plans was approximately $1,197,000, $1,169,000 and $1,272,000 in 2022, 2021 and 2020, respectively

Share-based Compensation

The Corporation has made restricted share grants during 2022, 2021 and 2020 pursuant to the Bank First National Corporation 2011 Equity Plan and the Bank First Corporation 2020 Equity Plan, which replaced the 2011 Plan. The purpose of the Plan is to provide financial incentives for selected employees and for the non-employee Directors of the Corporation, thereby promoting the long-term growth and financial success of the Corporation. The Corporation stock to be offered under the Plan pursuant to Stock Appreciation Rights, performance unit awards, and restricted stock and unrestricted Corporation stock awards must be Corporation stock previously issued and outstanding and reacquired by the Corporation. The number of shares of Corporation stock that may be issued pursuant to awards under the 2020 Plan shall not exceed, in the aggregate, 700,000. As of December 31, 2022, 51,266 shares of Corporation stock has been awarded under the 2020 Plan. Compensation expense for restricted stock is based on the fair value of the awards of Bank First Corporation common stock at the time of grant. The value of restricted stock grants that are expected to vest is amortized into expense over the vesting periods of the respective grants. For the year ended December 31, 2022, 2021 and 2020, compensation expense of $1,662,000, $1,393,000 and $1,081,000, respectively, was recognized related to restricted stock awards.

As of December 31, 2022, there was $2,145,000 of unrecognized compensation cost related to non-vested restricted stock awards granted under the plan. That cost is expected to be recognized over a weighted average period of 1.49 years. The aggregate grant date fair value of restricted stock awards that vested during 2022 was approximately $1,258,000.

	For the year ended		For the year ended
	December 31, 2022		December 31, 2021
		Weighted-		Weighted-
		Average Grant-		Average Grant-
	Shares	Date Fair Value	Shares	Date Fair Value
Restricted Stock
Outstanding at beginning of year	58,611	$61.44	57,175	$53.08
Granted	25,451	69.73	25,416	70.67
Vested	(20,785)	60.52	(21,755)	50.15
Forfeited or cancelled	(4,005)	60.50	(2,225)	62.40
Outstanding at end of year	59,272	$65.85	58,611	$61.44

Deferred Compensation Plan

The Corporation has a deferred compensation agreement with one of its former executive officers. The benefits were payable beginning June 30, 2009, the date of termination of employment with the Corporation via retirement. The estimated annual cash benefit payment upon retirement at the age of 70 under the salary continuation plan is $108,011. The payoff is for the participant’s lifetime and is guaranteed to the participant or their surviving beneficiary for a minimum of 15 years. Related expense for this agreement was approximately $10,000, $15,000, and $19,000 for the years ended December 31, 2022, 2021 and 2020, respectively. The vested present value of future payments of approximately $ 156,000 and $255,000 at December 31, 2022 and 2021, respectively, is included in other liabilities. During 2022 and 2021 the discount rate used to present value the future payments of this obligation was 4.95%.

Note 18 Stockholders’ Equity and Regulatory Matters

The Bank, as a national bank, is subject to the dividend restrictions set forth by the Office of the Comptroller of the Currency. Under such restrictions, the Bank may not, without the prior approval of the Office of the Comptroller of the Currency, declare dividends in excess of the sum of the current year’s earnings (as defined) plus the retained earnings (as defined) from the prior two years. The dividends that the Bank could declare without the prior approval of the Office of the Comptroller of the Currency as of December 31, 2022 totaled approximately $69,257,000. The payment of dividends may be further limited because of the need for the Bank to maintain capital ratios satisfactory to applicable regulatory agencies.

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

The Economic Growth, Regulatory Relief, and Consumer Protection Act, signed into law in May 2018 raised the threshold for those bank holding companies subject to the Federal Reserve's Small Bank Holding Company Policy Statement to $3 billion. As a result, as of the effective date of that change in 2018, the Corporation was no longer required to comply with the risk-based capital rules applicable to the Bank. The Federal Reserve may, however, require smaller bank holding companies to maintain certain minimum capital levels, depending upon general economic conditions and a bank holding company's particular condition, risk profile and growth plans. Due to the acquisition of Denmark, the Corporation became subject to compliance with risk-based capital rules beginning with the third quarter of 2022, and will remain so as long as it remains above the $3 billion threshold.

Under regulatory guidance for non-advanced approaches institutions, the Bank and Corporation are required to maintain minimum amounts and ratios of common equity Tier I capital to risk-weighted assets, including an additional conservation buffer determined by banking regulators. As of December 31, 2022 and 2021, this buffer was 2.50%. As of December 31, 2022 and 2021, the Bank and Corporation met all capital adequacy requirements to which they are subject.

Actual and required capital amounts and ratios are presented below (dollar amounts in thousands):

							To Be Well
					Minimum Capital		Capitalized Under
			For Capital		Adequacy with		Prompt Corrective
	Actual		Adequacy Purposes		Capital Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022
Total capital (to risk-weighted assets):
Corporation	$387,814	12.23%	$253,689	8.00%	$332,967	10.50%	NA	NA
Bank	$372,312	11.75%	$253,504	8.00%	$332,724	10.50%	$316,880	10.00%
Tier 1 capital (to risk-weighted assets):
Corporation	$341,634	10.77%	$190,627	6.00%	$269,545	8.50%	NA	NA
Bank	$349,632	11.03%	$190,128	6.00%	$269,348	8.50%	$253,504	8.00%
Common Equity Tier 1 capital (to risk-weighted assets):
Corporation	$341,634	10.77%	$142,700	4.50%	$221,978	7.00%	NA	NA
Bank	$349,632	11.03%	$142,596	4.50%	$221,816	7.00%	$205,972	6.50%
Tier 1 capital (to average assets):
Corporation	$341,634	9.69%	$140,992	4.00%	$140,992	4.00%	NA	NA
Bank	$349,632	9.93%	$140,887	4.00%	$140,887	4.00%	$176,108	5.00%

							To Be Well
					Minimum Capital		Capitalized Under
			For Capital		Adequacy with		Prompt Corrective
	Actual		Adequacy Purposes		Capital Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021
Total capital (to risk-weighted assets):
Corporation	$297,467	12.44%	NA	NA	NA	NA	NA	NA
Bank	$291,994	12.21%	$191,339	8.00%	$251,133	10.50%	$239,174	10.00%
Tier 1 capital (to risk-weighted assets):
Corporation	$259,652	10.86%	NA	NA	NA	NA	NA	NA
Bank	$271,679	11.36%	$143,505	6.00%	$203,298	8.50%	$191,339	8.00%
Common Equity Tier 1 capital (to risk-weighted assets):
Corporation	$259,652	10.86%	NA	NA	NA	NA	NA	NA
Bank	$271,679	11.36%	$107,628	4.50%	$167,422	7.00%	$155,463	6.50%
Tier 1 capital (to average assets):
Corporation	$259,652	9.29%	NA	NA	NA	NA	NA	NA
Bank	$271,679	9.72%	$111,825	4.00%	$111,825	4.00%	$139,781	5.00%

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

Note 20 Commitments and Contingencies

The Corporation enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements and for fixed rate commitments also considers the difference between current levels of interest rates and committed rates. The notional amount of rate lock commitments at December 31, 2022 and 2021, respectively, was $3,736,000 and $21,921,000.

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

The following commitments were outstanding at December 31 (dollar amounts in thousands):

	Notional Amount
	December 31, 2022	December 31, 2021

Commitments to extend credit:
Fixed	$120,906	$90,036
Variable	539,658	412,095
Credit card arrangements	17,364	10,916
Letters of credit	10,343	9,062

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

Letters of credit include $10,343,000 of standby letters of credit and no direct pay letters of credit and. Standby letters of credit are conditional lending commitments issued by the Corporation to guaranty the performance of a customer to a third party. Direct pay letters of credit generally are issued to support the marketing of industrial development revenue and housing bonds and provide that all debt service payments will be paid by drawing on the letter of credit. The letter of credit draws are then repaid by draws from the customer’s bank account.  Generally, all standby letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation generally holds collateral supporting these commitments. The majority of the Corporation’s loans, commitments, and letters of credit have been granted to customers in the Corporation’s market area. The concentrations of credit by type are set forth in Note 4. Standby letters of credit were granted primarily to commercial borrowers. Management believes the diversity of the local economy will prevent significant losses in the event of an economic downturn.

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

The Corporation leases certain properties under operating leases that resulted in the recognition of ROU lease assets of approximately $1,582,000 and $1,580,000 and corresponding lease liabilities of similar value on the Corporation’s Consolidated Balance Sheets as of December 31, 2022 and 2021, respectively.

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

	For the year ended
(dollars in thousands)	December 31, 2022	December 31, 2021
Amortization of ROU Assets - Operating Leases	$(1)	$11
Interest on Lease Liabilities - Operating Leases	96	87
Operating Lease Cost (Cost resulting from lease payments)	95	98
Weighted Average Lease Term (Years) - Operating Leases	31.00	32.00
Weighted Average Discount Rate - Operating Leases	5.50%	5.50%

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liabilities is as follows (dollar amounts in thousands):

December 31, 2022
Operating lease payments due:
Within one year	$85
After one but within two years	86
After two but within three years	86
After three but within four years	94
After four years but within five years	94
After five years	3,137
Total undiscounted cash flows	3,582
Discount on cash flows	(2,000)
Total operating lease liabilities	$1,582

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

Level 3:	Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

Information regarding the fair value of assets measured at fair value on a recurring basis is as follows (dollar amounts in thousands):

	Instruments	Markets	Other	Significant
	Measured	for Identical	Observable	Unobservable
	At Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2022
Assets
Securities available for sale
U.S. Treasury securities	$142,097	$—	$142,097	$—
Obligations of U.S. Government sponsored agencies	21,749	—	21,749	—
Obligations of states and political subdivisions	83,186	—	83,186	—
Mortgage-backed securities	36,637	—	36,637	—
Corporate notes	19,994	—	19,994	—
Certificates of deposit	974	—	974	—
Mortgage servicing rights	9,582	—	9,582	—

December 31, 2021
Assets
Securities available for sale
U.S. Treasury securities	$49,502	$—	$49,502	$—
Obligations of U.S. Government sponsored agencies	26,546	—	26,546	—
Obligations of states and political subdivisions	86,738	—	86,738	—
Mortgage-backed securities	27,259	—	27,259	—
Corporate notes	21,102	—	21,102	—
Certificates of deposit	1,542	—	1,542	—
Mortgage servicing rights	5,016	—	5,016	—

There were no assets measured on a recurring basis using significant unobservable inputs (Level 3) during these periods.

Information regarding the fair value of assets measured at fair value on a non-recurring basis is as follows (dollar amounts in thousands):

		Quoted Prices
		In Active	Significant
	Assets	Markets	Other	Significant
	Measured	for Identical	Observable	Unobservable
	At Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2022
OREO	$2,520	$—	$—	$2,520
Impaired Loans, net of impairment reserve	3,478	—	—	3,478
	$5,998	$—	$—	$5,998

December 31, 2021
OREO	$150	$—	$—	$150
Impaired Loans, net of impairment reserve	6,233	—	—	6,233
	$6,383	$—	$—	$6,383

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

				Weighted
		Unobservable	Range of	Average
	Valuation Technique	Inputs	Discounts	Discount
As of December 31, 2022
Other real estate owned	Third party appraisals, sales contracts or brokered price options	Collateral discounts and estimated costs to sell	0%	0%
Impaired loans	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 71%	25.5%

As of December 31, 2021
Other real estate owned	Third party appraisals, sales contracts or brokered price options	Collateral discounts and estimated costs to sell	18% - 97%	18.0%
Impaired loans	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 100%	7.4%

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

The carrying value and estimated fair value of financial instruments at December 31 follows (dollar amounts in thousands):

	Carrying
December 31, 2022	amount	Level 1	Level 2	Level 3	Total

Financial assets:
Cash and cash equivalents	$119,351	$119,351	$—	$—	$119,351
Securities held to maturity	45,097	—	43,770	—	43,770
Securities available for sale	304,637	—	304,637	—	304,637
Loans held for sale	648	—	—	648	648
Loans, net	2,871,298	—	—	2,832,454	2,832,454
Other investments, at cost	16,495	—	—	16,495	16,495
Mortgage servicing rights	9,582	—	9,582	—	9,582
Cash surrender value of life insurance	46,050	46,050	—	—	46,050

Financial liabilities:
Deposits	$3,060,229	$—	$—	$2,732,007	$2,732,007
Securities sold under repurchase agreements	97,196	—	97,196	—	97,196
Notes payable	1,929	—	1,929	—	1,929
Subordinated notes	23,500	—	23,500	—	23,500

	Carrying
December 31, 2021	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$296,860	$296,860	$—	$—	$296,860
Securities held to maturity	5,911	—	5,922	—	5,922
Securities available for sale	212,689	—	212,689	—	212,689
Loans held for sale	786	—	—	786	786
Loans, net	2,215,199	—	—	2,210,593	2,210,593
Other investments, at cost	9,004	—	—	9,004	9,004
Mortgage servicing rights	5,016	—	5,016	—	5,016
Cash surrender value of life insurance	31,897	31,897	—	—	31,897
Financial liabilities:
Deposits	$2,528,440	$—	$—	$2,457,287	$2,457,287
Securities sold under repurchase agreements	41,122	—	41,122	—	41,122
Notes payable	8,011	—	8,011	—	8,011
Subordinated notes	17,500	—	17,500	—	17,500

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

Note 23 Parent Company Only Financial Statements

Balance Sheets

	December 31
	2022	2021

	(In Thousands)
Assets
Cash and cash equivalents	$14,760	$6,183
Securities	1,851	—
Investment in Bank	461,101	334,680
Investment in Veritas	39	39
Other assets	462	7
TOTAL ASSETS	$478,213	$340,909
Liabilities and Stockholders’ Equity
Liabilities
Subordinated notes	$23,500	$17,500
Other liabilities	1,610	756
Total liabilities	25,110	18,256
Stockholders’ equity:
Common stock	101	85
Additional paid-in capital	218,263	93,149
Retained earnings	295,496	258,104
Treasury stock, at cost	(45,191)	(32,294)
Accumulated other comprehensive income (loss)	(15,566)	3,609
Total stockholders’ equity	453,103	322,653
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$478,213	$340,909

Statements of Income

	Years Ended December 31
	2022	2021	2020

	(In Thousands)
Income:
Dividends received from Bank	$22,281	$22,361	$21,406
Equity in undistributed earnings of subsidiaries	25,258	24,687	18,104
Other income	9	—	(7)
Total income	47,548	47,048	39,503
Other expenses	3,204	2,205	2,005
Benefit for income taxes	(870)	(601)	(548)
Net income	$45,214	$45,444	$38,046

Statements of Cash Flows

	Years Ended December 31,
	2022	2021	2020

	(In thousands)
Cash flow from operating activities:
Net income	$45,214	$45,444	$38,046
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation	1,662	1,393	1,081
Equity in earnings of subsidiaries (includes dividends)	(47,539)	(47,048)	(39,410)
Changes in other assets and liabilities:
Other assets	(772)	1	606
Other liabilities	(2,054)	(660)	478
Net cash provided by (used in) operating activities	(3,489)	(870)	801
Cash flows from investing activities, net of effects of business combination:
Dividends received from Bank	22,355	22,360	21,406
Dividends received from Veritas	—	—	2,121
Net cash used in business combination	5,159	—	(4,474)
Contribution to subsidiaries	—	—	(65)
Net cash provided by investing activities	27,514	22,360	18,988
Cash flows from financing activities, net of effects of business combination:
Repayment of notes payable	—	—	(10,000)
Proceeds from notes payable	—	—	—
Repayment of subordinate notes	—	—	(7,122)
Proceeds from subordinated notes	6,000	—	6,000
Cash dividends paid	(7,248)	(8,733)	(6,147)
Issuance of common stock	114	—	3,368
Repurchase of common stock	(14,314)	(8,158)	(4,367)
Net cash (used in) provided by financing activities	(15,448)	(16,891)	(18,268)
Net increase (decrease) in cash and cash equivalents	8,577	4,599	1,521
Cash and cash equivalents at beginning	6,183	1,584	63
Cash and cash equivalents at end	$14,760	$6,183	$1,584

Note 24 Earnings Per Common Share

See Note 1 for the Corporation’s accounting policy regarding per share computations. Earnings per common share, earnings per share assuming dilution, and related information are summarized as follows:

	Years ended December 31,
(in thousands, except per share data)	2022	2021	2020
Basic
Net income available to common shareholders	$45,214	$45,444	$38,046
Less: Earnings allocated to participating securities	(330)	$(351)	(287)
Net income allocated to common shareholders	$44,884	$45,093	$37,759

Weighted average common shares outstanding including participating securities	8,104,117	7,680,896	7,497,862
Less: Participating securities	(59,211)	(59,264)	(56,606)
Average shares	8,044,906	7,621,632	7,441,256

Basic earnings per common shares	$5.58	$5.92	$5.07

Diluted
Net income available to common shareholders	$45,214	$45,444	$38,046
Weighted average common shares outstanding for basic earnings per common share	8,044,906	7,621,632	7,441,256
Add: Dilutive effects of stock based compensation awards	24,354	21,535	39,821
Average shares and dilutive potential common shares	8,069,260	7,643,167	7,481,077

Diluted earnings per common share	$5.58	$5.92	$5.07

Note 25 Quarterly Results of Operations

2022 Quarters	Fourth	Third	Second	First

	(dollars in thousands, except share and per share data)
Interest income	$35,754	$30,740	$25,820	$24,220
Interest expense	5,132	3,047	2,340	1,930
Net interest and dividend income	30,622	27,693	23,480	22,290
Provision for loan losses	500	—	500	1,200
Net interest and dividend income after provision for loan losses	30,122	27,693	22,980	21,090
Noninterest income	3,896	5,166	5,551	5,234
Noninterest expense	17,254	18,895	13,219	12,731
Income before provision for income taxes	16,764	13,964	15,312	13,593
Provision for income taxes	3,920	3,431	3,658	3,410
Net income	$12,844	$10,533	$11,654	$10,183
Share data
Average shares outstanding, basic	8,962,400	8,205,914	7,457,443	7,540,264
Average shares outstanding, diluted	8,993,685	8,228,197	7,472,561	7,559,844
Earnings per share, basic	$1.43	$1.26	$1.55	$1.34
Earnings per share, diluted	$1.43	$1.26	$1.55	$1.34

2021 Quarters	Fourth	Third	Second	First

	(dollars in thousands, except share and per share data)
Interest income	$25,043	$24,898	$24,003	$24,442
Interest expense	1,812	1,964	2,189	2,339
Net interest and dividend income	23,231	22,934	21,814	22,103
Provision for loan losses	600	650	950	900
Net interest and dividend income after provision for loan losses	22,631	22,284	20,864	21,203
Noninterest income	5,520	5,031	6,647	6,343
Noninterest expense	13,435	12,469	12,294	12,358
Income before provision for income taxes	14,716	14,846	15,217	15,188
Provision for income taxes	3,553	3,628	3,669	3,673
Net income	$11,163	$11,218	$11,548	$11,515
Share data
Average shares outstanding, basic	7,570,128	7,605,541	7,653,317	7,657,301
Average shares outstanding, diluted	7,595,052	7,624,791	7,668,740	7,677,976
Earnings per share, basic	$1.47	$1.46	$1.50	$1.49
Earnings per share, diluted	$1.47	$1.46	$1.50	$1.49

Note 26 Subsequent Merger Transaction

On February 10, 2023, the Corporation completed a merger with Hometown Bancorp, Ltd. ("Hometown"), a bank holding company headquartered in Fond Du Lac, Wisconsin, pursuant to the Agreement and Plan of Bank Merger, dated as of July 25, 2022, by and between the Corporation and Hometown, whereby Hometown merged with and into the Corporation, and Hometown Bank, Hometown's wholly-owned banking subsidiary, merged with and into the Bank. Hometown's principal activity was the ownership and operation of Hometown Bank, a state-chartered banking institution. The merger consideration totaled approximately $130.5 million.

Pursuant to the terms of the merger agreement, Hometown shareholders could elect to receive either 0.3962 of a share of the Corporation’s common stock or $29.16 in cash for each outstanding share of Hometown common stock, subject to a maximum of 30% cash consideration in total, and cash in lieu of any remaining fractional share. Corporation stock issued totaled 1,450,272 shares valued at approximately $115.1 million, with cash of $15.4 million comprising the remainder of merger consideration. At close, the combined company had total assets of approximately $4.2 billion, loans of approximately $3.3 billion and deposits of approximately $3.5 billion.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of December 31, 2022 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, the Company’s disclosure controls and procedures were effective for ensuring that information the Company is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s senior management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on this assessment management has determined that, as of December 31, 2022, the Company’s internal control over financial reporting is effective based on the specified criteria.

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

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There has also been no significant impact to internal controls over financial reporting as a result of the continuing COVID-19 pandemic. The Company is continually monitoring and assessing changes in processes and activities to determine any potential impact on the design and operating effectiveness of internal controls over financial reporting.

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in Part III, Item 10 will be under the headings “Proposal 1—Election of Directors,” “Executive Officers,” “Corporate Governance,” “Committees of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the 2023 Annual Meeting of Shareholders, incorporated herein by reference.

ITEM 11.      EXECUTIVE COMPENSATION

The information required in Part III, Item 11 will be under the headings “Director Compensation,” “Named Executive Officer Compensation” and “Committees of the Board of Directors” in the Company’s definitive proxy statement for the 2023 Annual Meeting of Shareholders, incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of December 31, 2022 with respect to shares of common stock that may be issued under the Company’s equity compensation plans.

Number of
securities
remaining
	Number of	Weighted	available for
	securities to	average	future issuance
	be issued upon	exercise	under equity
	exercise	price of	compensation
	of outstanding	outstanding	plans (excluding
	options,	options,	securities
	warrants and	warrants	reflected
	rights	and rights	in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	$0	648,734
Total at December 31, 2022	0	$0	648,734
(1)	On June 8, 2020, the Company's shareholders approved the Company's 2020 Equity Plan, authorizing up to 700,000 shares of stock to be awarded as long-term incentive compensation to employees and non-employee directors over a period of ten (10) years.

The remaining information required in Part III, Item 12 will be under the heading “Common Stock Ownership of Certain Beneficial Owners and Management” in the Company’s definitive proxy statement for the 2023 Annual Meeting of Shareholders, incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in Part III, Item 13 will be under the headings “Certain Relationships and Related-Party Transactions” and “Corporate Governance” in the Company’s definitive proxy statement for the 2023 Annual Meeting of Shareholders, incorporated herein by reference.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required in Part III, Item 14 will be under the heading “Information Regarding the Company’s Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement for the 2023 Annual Meeting of Shareholders, incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

The following consolidated financial statements of Bank First and our subsidiaries and related reports of our independent registered public accounting firm are incorporated in this Item 15 by reference from Part II - Item 8. Financial Statements and Supplementary Data of this Report.

Consolidated balance sheets as of December 31, 2022 and 2021

Consolidated statements of income for the years ended December 31, 2022, 2021 and 2020

Consolidated statements of comprehensive income for the years ended December 31, 2022, 2021 and 2020

Consolidated statements of changes in shareholders’ equity for the years ended December 31, 2022, 2021 and 2020

Consolidated statements of cash flows for the years ended December 31, 2022, 2021 and 2020

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
2.1 2.2

Agreement and Plan of Merger, dated July 25, 2022, by and between Bank First Corporation and Hometown Bancshares, Ltd. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2022 and incorporated herein by reference).

Agreement and Plan of Merger, dated January 18, 2022, by and between Bank First Corporation and Denmark Bancshares, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2022 and incorporated herein by reference).

2.3

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

Exhibit
No.	Description
10.3	Bank First Corporation 2020 Equity Plan, as amended (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021 and incorporated herein by reference). *
10.4

Form of Restricted Stock Award Agreement for Named Executive Officers (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on March 4, 2022 and incorporated herein by reference).*

10.5

Form of Restricted Stock Award Agreement for Non-Employee Directors (filed as Exhibit 99.2 to the Company's Current Report on Form 8-K filed with the SEC on March 4, 2022 and incorporated herein by reference).*

10.6	Change in Control Agreement dated April 12, 2022 between Bank First Corporation and Michael B. Molepske
10.7	Change in Control Agreement dated April 12, 2022 between Bank First Corporation and Kevin M. LeMahieu
10.8	Change in Control Agreement dated April 12, 2022 between Bank First Corporation and Jason V. Krepline
10.9	Change in Control Agreement dated April 11, 2022 between Bank First Corporation and Joan A. Woldt
10.10	Change in Control Agreement dated February 10, 2023 between Bank First Corporation and Timothy J. McFarlane
21	Subsidiaries of Bank First Corporation.
23.1	Consent of Independent Registered Public Accounting Firm (FORVIS, LLP).
24	Power of Attorney contained on the signature pages of this 2022 Annual Report on Form 10-K and incorporated herein by reference.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)

* Compensatory plan or arrangement.

ITEM 16.     FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Bank First Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK FIRST CORPORATION

March 10, 2023	By:	/s/ Michael B. Molepske
Michael B. Molepske
Chief Executive Officer
(Principal Executive Officer)

March 10, 2023	By:	/s/ Kevin M. LeMahieu
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

/s/ Michael G. Ansay	Director	March 10, 2023
Michael G. Ansay
/s/ Mary-Kay H. Bourbulas	Director	March 10, 2023
Mary-Kay H. Bourbulas
/s/ Robert D. Gregorski	Director	March 10, 2023
Robert D. Gregorski
/s/ Judy L. Heun	Director	March 10, 2023
Judy L. Heun
/s/ Robert W. Holmes	Director	March 10, 2023
Robert W. Holmes
/s/ Stephen E. Johnson	Director	March 10, 2023
Stephen E. Johnson /s/Laura E. Kohler	Director	March 10, 2023
Laura E. Kohler
/s/Phillip R. Maples	Director	March 10, 2023
Phillip R. Maples /s/Timothy J. McFarlane	Director	March 10, 2023
Timothy J. McFarlane
/s/ Michael B. Molepske	Director	March 10, 2023
Michael B. Molepske
/s/ David R. Sachse	Director	March 10, 2023
David R. Sachse
/s/ Peter J. Van Sistine	Director	March 10, 2023
Peter J. Van Sistine