Form 10-Q
period 2023-03-31
Bank First Corp
filed 2023-05-10
CIK 1746109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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
Emerging growth company ☐

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

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of May 10, 2023 was 10,389,227 shares.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS:

BANK FIRST CORPORATION

Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2023	December 31, 2022
	(Unaudited)	(Audited)

Assets
Cash and due from banks	$42,669	$51,524
Interest-bearing deposits	127,022	67,827
Cash and cash equivalents	169,691	119,351
Securities held to maturity, at amortized cost ($77,340 and $43,770 fair value at March 31, 2023 and December 31, 2022, respectively)	78,032	45,097
Securities available for sale, at fair value ($215,917 and $325,960 amortized cost at March 31, 2023 and December 31, 2022, respectively)	197,895	304,637
Loans held for sale	2,343	648
Loans	3,323,296	2,893,978
Allowance for credit losses - loans ("ACL-Loans")	(43,316)	(22,680)
Loans, net	3,279,980	2,871,298
Premises and equipment, net	63,736	56,448
Goodwill	175,125	110,206
Other investments	21,598	16,495
Cash value of life insurance	60,104	46,050
Core deposit intangibles, net	31,897	16,829
Mortgage servicing rights ("MSR")	14,052	9,582
Other real estate owned (“OREO”)	3,910	2,520
Investment in minority-owned subsidiaries	45,049	44,180
Other assets	23,816	17,091
TOTAL ASSETS	$4,167,228	$3,660,432
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Interest-bearing deposits	$2,363,490	$2,126,137
Noninterest-bearing deposits	1,099,745	934,092
Total deposits	3,463,235	3,060,229
Securities sold under repurchase agreements	46,636	97,196
Notes payable	36,577	1,929
Subordinated notes	23,500	23,500
Junior subordinated debentures	10,917	—
Other liabilities	23,991	24,475
Total liabilities	3,604,856	3,207,329
Stockholders’ equity:
Serial preferred stock - $0.01 par value
Authorized - 5,000,000 shares	—	—
Common stock - $0.01 par value
Authorized - 20,000,000 shares
Issued - 11,515,130 and 10,064,858 shares as of March 31, 2023 and December 31, 2022, respectively
Outstanding - 10,407,114 and 9,021,697 shares as of March 31, 2023 and December 31, 2022, respectively	115	101
Additional paid-in capital	332,199	218,263
Retained earnings	293,510	295,496
Treasury stock, at cost - 1,108,016 and 1,043,161 shares as of March 31, 2023 and December 31, 2022, respectively	(50,296)	(45,191)
Accumulated other comprehensive loss	(13,156)	(15,566)
Total stockholders’ equity	562,372	453,103
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,167,228	$3,660,432

See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statements of Income

(In thousands, except per share data) (Unaudited)

	Three months ended March 31,
	2023	2022

Interest income:
Loans, including fees	$38,091	$22,306
Securities:
Taxable	2,076	1,288
Tax-exempt	303	449
Other	432	177
Total interest income	40,902	24,220
Interest expense:
Deposits	7,450	1,562
Securities sold under repurchase agreements	561	2
Borrowed funds	657	366
Total interest expense	8,668	1,930
Net interest income	32,234	22,290
Provision for credit losses	4,182	1,200
Net interest income after provision for credit losses	28,052	21,090
Noninterest income:
Service charges	1,599	1,422
Income from Ansay and Associates, LLC (“Ansay”)	1,071	826
Income from UFS, LLC (“UFS”)	890	705
Loan servicing income	636	438
Valuation adjustment on MSR	779	450
Net gain on sales of mortgage loans	140	671
Net gain on sales and valuations of OREO	—	171
Other	734	551
Total noninterest income	5,849	5,234
Noninterest expense:
Salaries, commissions, and employee benefits	9,912	7,175
Occupancy	1,591	1,115
Data processing	1,864	1,345
Postage, stationery, and supplies	380	183
Net loss on sale of securities	75	—
Advertising	81	89
Charitable contributions	223	168
Outside service fees	2,202	1,172
Amortization of intangibles	1,422	293
Other	1,914	1,191
Total noninterest expense	19,664	12,731
Income before provision for income taxes	14,237	13,593
Provision for income taxes	3,557	3,410
Net Income	$10,680	$10,183
Earnings per share - basic	$1.09	$1.34
Earnings per share - diluted	$1.09	$1.34

See accompanying notes to unaudited consolidated financial statements

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statements of Comprehensive Income

(In thousands) (Unaudited)

	Three Months Ended
	March 31,
	2023	2022

Net Income	$10,680	$10,183
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities:
Unrealized holding gains (losses) arising during period	3,226	(11,232)
Reclassification adjustment for losses included in net income	75	—
Income tax (expense) benefit	(891)	3,033
Total other comprehensive (loss) income	2,410	(8,199)
Comprehensive income	$13,090	$1,984

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statement of Stockholders’ Equity

(In thousands, except share and per share data) (Unaudited)

						Accumulated
	Serial		Additional			Other	Total
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive	Stockholders'
	Stock	Stock	Capital	Earnings	Stock	Income (loss)	Equity

Balance at January 1, 2022	$—	$85	$93,149	$258,104	$(32,294)	$3,609	$322,653
Net income	—	—	—	10,183	—	—	10,183
Other comprehensive loss	—	—	—	—	—	(8,199)	(8,199)
Purchase of treasury stock	—	—	—	—	(5,018)	—	(5,018)
Sale of treasury stock	—	—	—	—	37	—	37
Cash dividends on common stock ($0.22 per share)	—	—	—	(1,673)	—	—	(1,673)
Amortization of stock-based compensation	—	—	320	—	—	—	320
Vesting of restricted stock awards	—	—	(1,303)	—	1,303	—	—

Balance at March 31, 2022	$—	$85	$92,166	$266,614	$(35,972)	$(4,590)	$318,303

Balance at January 1, 2023	$—	$101	$218,263	$295,496	$(45,191)	$(15,566)	$453,103
Net income	—	—	—	10,680	—	—	10,680
Other comprehensive income	—	—	—	—	—	2,410	2,410
Purchase of treasury stock	—	—	—	—	(6,727)	—	(6,727)
Sale of treasury stock	—	—	—	—	37	—	37
Cash dividends on common stock ($0.25 per share)	—	—	—	(2,616)	—	—	(2,616)
Amortization of stock-based compensation	—	—	456	—	—	—	456
Vesting of restricted stock awards	—	—	(1,585)	—	1,585	—	—
Adoption of new accounting pronouncement (See Note 1)	—	—	—	(10,050)	—	—	(10,050)
Shares issued in the acquisition of Hometown Bancorp, Ltd. (1,450,272 shares)	—	14	115,065	—	—	—	115,079

Balance at March 31, 2023	$—	$115	$332,199	$293,510	$(50,296)	$(13,156)	$562,372

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Three Months Ended March 31,
	2023	2022

Cash flows from operating activities:
Net income	$10,680	$10,183
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	4,182	1,200
Depreciation and amortization of premises and equipment	494	398
Amortization of intangibles	1,422	293
Net amortization (accretion) of securities	(400)	176
Amortization of stock-based compensation	456	320
Accretion of purchase accounting valuations	(2,078)	(554)
Net change in deferred loan fees and costs	(150)	(510)
Change in fair value of MSR and other investments	(1,024)	(623)
Gain on sale of OREO and valuation allowance	—	(171)
Proceeds from sales of mortgage loans	9,478	36,304
Originations of mortgage loans held for sale	(11,033)	(35,218)
Gain on sales of mortgage loans	(140)	(671)
Realized loss on sale of securities	75	—
Undistributed income of UFS joint venture	(890)	(705)
Undistributed income of Ansay joint venture	(1,071)	(826)
Net earnings on life insurance	(346)	(187)
Decrease (increase) in other assets	(3,444)	1,754
Decrease in other liabilities	(2,097)	(8,676)
Net cash provided by operating activities	4,114	2,487
Cash flows from investing activities, net of effects of business combination:
Activity in securities available for sale and held to maturity:
Sales	34,197	—
Maturities, prepayments, and calls	111,476	5,881
Purchases	—	(101,593)
Net increase in loans	(24,789)	(80,183)
Dividends received from UFS	597	460
Dividends received from Ansay	495	454
Proceeds from sale of OREO	—	321
Net sales (purchases) of Federal Home Loan Bank (“FHLB”) stock	262	(10,386)
Net purchases of Federal Reserve Bank (“FRB”) stock	(3,925)	—
Purchases of premises and equipment	(2,704)	(1,005)
Net cash received in business combination	89,959	—
Net cash provided by (used in) investing activities	205,568	(186,051)

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statements of Cash Flows (Continued)

(In thousands) (Unaudited)

	Three Months Ended March 31,
	2023	2022

Cash flows from financing activities, net of effects of business combination:
Net increase (decrease) in deposits	$(129,442)	$28,959
Net decrease in securities sold under repurchase agreements	(50,560)	(27,992)
Proceeds from advances of notes payable	121,700	1,500,000
Repayment of notes payable	(91,734)	(1,500,250)
Dividends paid	(2,616)	(1,673)
Proceeds from sales of common stock	37	37
Repurchase of common stock	(6,727)	(5,018)
Net cash used in financing activities	(159,342)	(5,937)
Net increase (decrease) in cash and cash equivalents	50,340	(189,501)
Cash and cash equivalents at beginning of period	119,351	296,860
Cash and cash equivalents at end of period	$169,691	$107,359

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$7,108	$1,916
Supplemental schedule of noncash activities:
MSR resulting from sale of loans	129	269
Change in unrealized gains and losses on investment securities available for sale, net of tax	2,410	(8,199)

Acquisition:
Fair value of assets acquired	$615,105	$—
Fair value of liabilities assumed	549,564	—
Net assets acquired	$65,541	$—
Common stock issued in acquisition	$115,079	$—

See accompanying notes to consolidated financial statements.

BANK FIRST CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

NOTE 1 – BASIS OF PRESENTATION

Bank First Corporation (the “Company”) provides a variety of financial services to individual and corporate customers through its wholly-owned subsidiary, Bank First, N.A. (the “Bank”). The Bank operates as a full-service financial institution with a primary market area including, but not limited to, the counties in which the Bank’s branches are located. The Bank has twenty-eight locations located in Manitowoc, Outagamie, Brown, Winnebago, Sheboygan, Shawano, Waupaca, Ozaukee, Monroe, Fond du Lac, Waushara, Columbia and Jefferson counties in Wisconsin. The Company and Bank are subject to the regulations of certain federal agencies and undergo periodic examinations by those regulatory authorities.

These interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures required by GAAP have been omitted or abbreviated. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (“Annual Report”).

The unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results for interim periods are not necessarily indicative of results for a full year.

Critical Accounting Policies and Estimates

Preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, the allowance for credit losses on securities and loans, valuation of loans in acquisition transactions, valuation of mortgage servicing rights, useful lives for depreciation and amortization, fair value of financial instruments, valuation of deferred tax assets, uncertain income tax positions and contingencies. Estimates that are particularly susceptible to significant change for the Company include the determination of the allowance for credit losses, the determination of the valuation of mortgage servicing rights, the determination and assessment of deferred tax assets and liabilities, and the valuation of loans acquired in acquisition transactions; therefore, these are critical accounting policies. Factors that may cause sensitivity to the aforementioned estimates include but are not limited to: external market factors such as market interest rates and employment rates, changes to operating policies and procedures, changes in applicable banking or tax regulations, and changes to deferred tax estimates. Actual results may ultimately differ from estimates, although management does not generally believe such differences would materially affect the consolidated financial statements in any individual reporting period presented.

There have been no material changes or developments with respect to the assumptions or methodologies that the Company uses when applying what management believes are critical accounting policies and developing critical accounting estimates as previously disclosed in the Company’s Annual Report, other than what is disclosed in “Updates to Significant Accounting Policies” noted below.

Updates to Significant Accounting Policies

On January 1, 2023, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), utilizing the modified retrospective method for financial assets measured at amortized cost. Results for the periods beginning after January 1, 2023 are presented under ASU 2016-13 while prior period amounts are reported in accordance with the previously applicable accounting standards. The Company recorded a reduction to retained earnings of approximately $10.1 million upon adoption of ASU 2016-13. The transition adjustment included an increase to the ACL-Loans of $11.0 million and an increase in the Allowance for Credit Losses – Unfunded Commitments (“ACL – Unfunded Commitments”) of $3.3 million, offset by applicable deferred taxes.

The Company adopted ASU 2016-13 using the prospective transition approach for financial assets considered purchased credit deteriorated (“PCD”) that were previously classified as purchase credit impaired (“PCI”). The amortized cost of the PCD assets were adjusted to reflect the addition of $0.3 million to the allowance for credit losses. The remaining noncredit discount (based on the adjusted amortized cost) will be accreted into interest income at the effective interest rate over the remaining life of the assets.

The following table presents the changes in the allowance for credit losses required as a result of this adoption:

	January 1, 2023 As	December 31, 2022
	Reported After ASU	Pre-ASU 2016-13	Impact of
Allowance for Credit Losses	2016-13 Adoption	Adoption	2016-13 Adoption

Assets
Loans held for investments
Commercial/industrial	$5,930	$4,071	$1,859
Commercial real estate - owner occupied	7,186	5,204	1,982
Commercial real estate - non-owner occupied	7,319	5,405	1,914
Construction and development	3,655	1,592	2,063
Residential 1-4 family	8,511	5,944	2,567
Consumer	934	314	620
Other	117	150	(33)
Loans held for investments, total	33,652	22,680	10,972
Liabilities
Unfunded commitments	3,264	-	3,264
Total	$36,916	$22,680	$14,236

As a result of adopting ASU 2016-13, certain of the Company’s accounting policies were updated as follows:

Securities: Securities are classified as held to maturity or available for sale at the time of purchase. Investment securities classified as held to maturity, which management has the intent and ability to hold to maturity, are reported at amortized cost. Investment securities classified as available for sale, which management has the intent and ability to hold for an indefinite period of time, but not necessarily to maturity, are carried at fair value, with unrealized gains and losses, net of related deferred income taxes, included in stockholders’ equity as a separate component of other comprehensive income.

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

Prior to January 1, 2023, unrealized gains or losses considered temporary and the noncredit portion of unrealized losses deemed other-than-temporary were reported as an increase or decrease in accumulated other comprehensive income. The credit related portion of unrealized losses deemed other-than-temporary were recorded in current period earnings.

Subsequent to January 1, 2023, the Bank evaluates securities for potential credit losses at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. As part of such monitoring, the credit quality of individual securities and their issuers are assessed. If, based on information available such as the decline in the credit worthiness of the issuer, external market ratings or the anticipated or realized elimination of associated dividends, potential credit losses are identified on securities an allowance for credit losses would be established.

Loans and Related Interest Income – Originated: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are carried at their amortized cost basis, which is the unpaid principal balance outstanding, net of deferred loan fees and costs and any direct principal charge-offs. The Company made an accounting policy election to exclude accrued interest from the amortized cost basis of loans and report such accrued interest as part of other assets on the consolidated balance sheets.

Interest income is accrued on the unpaid principal balance using the simple interest method. The accrual of interest income on loans is discontinued when, in the opinion of management, there is reasonable doubt as to the borrower’s ability to meet payment of interest or principal when due. Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal, though may be placed in such status earlier. Loans past due 90 days or more may continue on accrual only when they are well secured and/or in process of collection or renewal. When interest accrual is discontinued, all previously accrued but uncollected interest is reversed against current period interest income. Except in very limited circumstances, cash collections on nonaccrual loans are credited to the loan receivable balance and no interest income is recognized on those loans until the principal balance is paid in full. Accrual of interest may be resumed when the customer is current on all principal and interest payments and has been paying on a timely basis for a sustained period of time. See Note 5 for additional information and disclosures on loans.

Loans and Related Interest Income – Acquired: Loans purchased in acquisition transactions are acquired loans, and are recorded at their estimated fair value at the acquisition date.

Prior to January 1, 2023, as described in further detail in the Company’s Annual Report, the Company initially classified acquired loans as either PCI loans (i.e., loans that reflect credit deterioration since origination and it is probable at acquisition that the Company will be unable to collect all contractually required payments) or purchased non-impaired loans (i.e., “performing acquired loans”). The Company estimated the fair value of PCI loans based on the amount and timing of expected principal, interest and other cash flows for each loan. The excess of the loan’s contractual principal and interest payments over all cash flows expected to be collected at acquisition was considered an amount that should not be accreted. These credit discounts (“nonaccretable marks”) were included in the determination of the initial fair value for acquired loans; therefore, no allowance for credit losses was recorded at the acquisition date. Differences between the estimated fair values and expected cash flows of acquired loans at the acquisition date that were not credit-based (“accretable marks”) were subsequently accreted to interest income over the estimated life of the loans. Subsequent to the acquisition date for PCI loans, increases in cash flows over those expected at the acquisition date resulted in a move of the discount from nonaccretable to accretable, while decreases in expected cash flows after the acquisition date were recognized through the provision for credit losses.

Subsequent to January 1, 2023, acquired loans that have evidence of more-than-insignificant deterioration in credit quality since origination are considered PCD loans. At acquisition, an estimate of expected credit losses is made for PCD loans. This initial allowance for credit losses is allocated to individual PCD loans and added to the purchase price or acquisition date fair value to establish the initial amortized cost basis of the PCD loans. Any difference between the unpaid principal balance of PCD loans and the amortized cost basis is considered to relate to noncredit factors, resulting in a discount or premium that is amortized to interest income. For acquired loans not deemed PCD loans at acquisition, the difference between the initial fair value mark and the unpaid principal balance are recognized in interest income over the estimated life of the loans. In addition, an initial allowance for expected credit losses is estimated and recorded as provision expense at the acquisition date. The subsequent measurement of expected credit losses for all acquired loans is the same as the subsequent measurement of expected credit losses for originated loans. See Note 5 for additional information and disclosures on loans.

Allowance for Credit Losses - Loans: The ACL-Loans represents management’s estimate of expected credit losses in the Company’s loan portfolio at the balance sheet date. The Company estimates the ACL-Loans based on the amortized costs basis of the underlying loan and has made an accounting policy election to exclude accrued interest from the loan’s amortized cost basis and the related measurement of the ACL-Loans. Estimating the amount of the ACL-Loans is a function of a number of factors, including but not limited to changes in the loan portfolio, net charge-offs, trends in past due and nonaccrual loans, and the level of potential problem loans, all of which may be susceptible to significant change.

Prior to January 1, 2023, as described in further detail in the Company’s Annual Report, the Company used an incurred loss impairment model. This methodology assessed the overall appropriateness of the allowance for credit losses and included allocations for specifically identified impaired loans and loss factors for all remaining loans, with a component primarily based on historical loss rates and another component primarily based on other qualitative factors. Impaired loans were individually assessed and measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral if the loan was collateral dependent. Loans that were determined not to be impaired were collectively evaluated for impairment, stratified by type and allocated loss ranges based on the Company’s actual historical loss ratios for each strata, and adjustments were also provided for certain environmental and other qualitative factors.

Subsequent to January 1, 2023, the Company uses a current expected loss model (“CECL”). This methodology also considers historical loss rates and other qualitative adjustments, as well as a new forward-looking component that considers reasonable and supportable forecasts over the expected life of each loan. To develop the ACL-Loans estimate under the current expected loss model, the Company segments the loan portfolio into loan pools based on loan type and similar credit risk elements; performs an individual evaluation of PCD loans; calculates the historical loss rates for the segmented loan pools; applies the loss rates over the calculated life of the pooled loans; adjusts for forecasted macro-level economic conditions; and determines qualitative adjustments based on factors and conditions unique to the Bank's portfolio. The Company further individually evaluates certain impaired loans based on the amount and timing of estimated future cash flows and collateral values and establishes specific reserves when these estimated future cash flows or collateral values do not justify the carrying value of the loan.

Allowance for Credit Losses - Unfunded Commitments: In addition to the ACL-Loans, the Company has established an allowance for unfunded commitments, included in other liabilities on the consolidated balance sheets, representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from a contractual obligation to extend credit. The ACL-Unfunded Commitments is maintained at a level that management believes is sufficient to absorb losses arising from unfunded loan commitments, and is determined quarterly based on methodology similar to the methodology for determining the ACL-Loans.

Other Recently Implemented Accounting Standards

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings (“TDRs”) and Vintage Disclosures. This ASU eliminated the accounting guidance for TDRs by creditors and enhanced the disclosure requirements for loan modifications to borrowers experiencing financial difficulty. The ASU also requires public business entities to expand the vintage disclosures to include gross charge-offs by year of origination. The updated guidance was effective for fiscal years beginning after December 15, 2022. Adoption of this ASU did not have a material impact on the Company’s consolidated financial statements; however, it resulted in new disclosures. See Note 5 for the new disclosures.

Recently Issued Not Yet Effective Accounting Standards

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. It provides optional expedients and exceptions for applying GAAP to contracts hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In December 2022, the FASB issued ASU 2022-06, Reference rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which defers the sunset date of the original guidance from December 31, 2022 to December 31, 2024. The Company has been diligent in responding to reference rate reform and does not anticipate a significant impact to its financial statements as a result.

NOTE 2 – ACQUISITIONS

On February 10, 2023, the Company completed a merger with Hometown Bancorp, Ltd. (“Hometown”), a bank holding company headquartered in Fond du Lac, Wisconsin, pursuant to the Agreement and Plan of Bank Merger (“Merger Agreement”), dated as of July 25, 2022 by and among the Company and Hometown, whereby Hometown merged with and into the Company, and Hometown Bank, Hometown’s wholly-owned banking subsidiary, merged with and into the Bank. Hometown’s principal activity was the ownership and operation of Hometown Bank, a state-chartered banking institution that operated ten (10) branches in Wisconsin at the time of closing. The merger consideration totaled approximately $130.5 million.

Pursuant to the terms of the Merger Agreement, Hometown shareholders could elect to receive either 0.3962 shares of the Company’s common stock or $29.16 in cash for each outstanding share of Hometown common stock, subject to a maximum of 30% cash consideration in total, with cash paid in lieu of any remaining fractional share. Company stock issued totaled 1,450,272 shares valued at approximately $115.1 million, with cash of $15.4 million comprising the remainder of merger consideration.

The fair value of the assets acquired and liabilities assumed on February 10, 2023 was as follows:

	As Recorded by	Fair Value	As Recorded by
	Hometown	Adjustments	the Company
Cash, cash equivalents and securities	$174,582	$(1,010)	$173,572
Other investments	1,195	—	1,195
Loans, net	406,168	(10,367)	395,801
Premises and equipment, net	7,577	(1,109)	6,468
Core deposit intangible	405	16,085	16,490
Other assets	28,011	(6,432)	21,579
Total assets acquired	$617,938	$(2,833)	$615,105

Deposits	$532,165	$209	$532,374
Other borrowings	5,000	(331)	4,669
Junior subordinated debentures	12,372	(1,464)	10,908
Other liabilities	469	1,144	1,613
Total liabilities assumed	$550,006	$(442)	$549,564

Excess of assets acquired over liabilities assumed	$67,932	$(2,391)	$65,541
Less: purchase price			130,452
Goodwill			$64,911

The Company purchased loans through the acquisition of Hometown for which there was, at the date of acquisition, more than insignificant deterioration of credit quality since origination (PCD Loans). The carrying amount of these loans at acquisition was as follows:

February 10, 2023
Purchase price of PCD loans at acquisition	$30,276
Allowance for credit losses on PCD loans at acquisition	5,534
Par value of PCD acquired loans at acquisition	$35,810

On August 12, 2022, the Company completed a merger with Denmark Bancshares, Inc. (“Denmark”), a bank holding company headquartered in Denmark, Wisconsin, pursuant to the Merger Agreement, dated as of January 18, 2022 by and among the Company and Denmark, whereby Denmark merged with and into the Company, and Denmark State Bank, Denmark’s wholly-owned banking subsidiary, merged with and into the Bank. Denmark’s principal activity was the ownership and operation of Denmark State Bank, a state-chartered banking institution that operated seven (7) branches in Wisconsin at the time of closing. The merger consideration totaled approximately $128.8 million.

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

The fair value of the assets acquired and liabilities assumed on August 12, 2022 was as follows:

	As Recorded by	Fair Value	As Recorded by
(in thousands)	Denmark	Adjustments	the Company
Cash, cash equivalents and securities	$188,017	$(148)	$187,869
Other investments	3,566	—	3,566
Loans, net	459,413	(2,358)	457,055
Premises and equipment, net	5,980	(1,635)	4,345
Core deposit intangible	—	15,112	15,112
Other assets	17,704	189	17,893
Total assets acquired	$674,680	$11,160	$685,840

Deposits	$604,636	$166	$604,802
Other borrowings	842	—	842
Other liabilities	3,951	3,105	7,056
Total liabilities assumed	$609,429	$3,271	$612,700

Excess of assets acquired over liabilities assumed	$65,251	$7,889	$73,140
Less: purchase price			128,781
Goodwill (originally recorded)			$55,641
Refinement to fair value estimates (1)			(784)
Goodwill (after refinement)			$54,858
(1)	Refinement consists of adjustments to the initial fair value estimates of other assets and liabilities, primarily related to accrued and deferred income taxes.

The following unaudited pro forma information is presented for illustrative purposes only. The pro forma information should not be relied upon as being indicative of the historical results of operations the Company would have had if the Denmark merger had occurred before such periods or the future results of operations that the Company will experience as a result of the merger. The pro forma information, although helpful in illustrating the financial characteristics of the combined company under one set of assumptions, does not reflect the benefits of expected cost savings, opportunities to earn additional revenue, the impact of restructuring and merger-related expenses, or other factors that may result as a consequence of the merger and, accordingly, does not attempt to predict or suggest future results. The unaudited pro forma information set forth below gives effect to the merger as if it had occurred on January 1, 2022, the beginning of the earliest period presented. Results for the three months ended March 31, 2023, would not be impacted as reported results already include the impacts of the Denmark Merger.

Year Ended
(in thousands, except per share data)	December 31, 2022
Total revenue, net of interest expense	$139,617
Net income	$47,416
Diluted earnings per common share	5.21

The Company accounted for these transactions under the acquisition method of accounting, and thus, the financial position and results of operations of Hometown and Demark prior to the consummation dates were not included in the accompanying consolidated financial statements. The accounting required assets purchased and liabilities assumed to be recorded at their respective fair values at the date of acquisition. The Company determined the fair value of core deposit intangibles, securities, premises and equipment, loans, other assets and liabilities and deposits with the assistance of third-party valuations, appraisals and third-party advisors. The estimated fair values will be subject to refinement for up to one year after deal consummation as additional information becomes available relative to the closing date fair values.

For more information concerning the Company’s acquisitions, see “Note 2 – Acquisition” in the Company’s audited consolidated financial statements included in the Company’s Annual Report.

NOTE 3 – EARNINGS PER SHARE

The two-class method is used in the calculation of basic and diluted earnings per share. Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. There were no anti-dilutive stock options for the three months ended March 31, 2023 or 2022.

The following table presents the factors used in the earnings per share computations for the period indicated:

	Three Months Ended March 31,
(in thousands, except per share data)	2023	2022
Basic
Net income available to common shareholders	$10,680	$10,183
Less: Earnings allocated to participating securities	(64)	(79)
Net income allocated to common shareholders	$10,616	$10,104

Weighted average common shares outstanding including participating securities	9,772,852	7,599,382
Less: Participating securities (1)	(58,668)	(59,119)
Average shares	9,714,184	7,540,263

Basic earnings per common shares	$1.09	$1.34

Diluted
Net income available to common shareholders	$10,680	$10,183

Weighted average common shares outstanding for basic earnings per common share	9,714,184	7,540,263
Add: Dilutive effects of stock-based compensation awards	23,695	18,956
Average shares and dilutive potential common shares	9,737,879	7,559,219
Diluted earnings per common share	$1.09	$1.34
(1)	Participating securities are restricted stock awards whereby the stock certificates have been issued, are included in outstanding shares, receive dividends and can be voted, but have not vested.

NOTE 4 – SECURITIES

The following is a summary of available for sale securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
March 31, 2023
U.S. Treasury securities	$49,635	$—	$(6,040)	$43,595
Obligations of U.S. Government sponsored agencies	33,103	101	(2,872)	30,332
Obligations of states and political subdivisions	66,440	86	(6,202)	60,324
Mortgage-backed securities	44,510	142	(1,685)	42,967
Corporate notes	20,980	—	(1,527)	19,453
Certificates of deposit	1,249	—	(25)	1,224
Total available for sale securities	$215,917	$329	$(18,351)	$197,895

December 31, 2022
U.S. Treasury securities	$149,614	$—	$(7,517)	$142,097
Obligations of U.S. Government sponsored agencies	24,935	—	(3,186)	21,749
Obligations of states and political subdivisions	90,701	88	(7,603)	83,186
Mortgage-backed securities	38,701	—	(2,064)	36,637
Corporate notes	21,005	381	(1,392)	19,994
Certificates of deposit	1,004	—	(30)	974
Total available for sale securities	$325,960	$469	$(21,792)	$304,637

The following is a summary of held to maturity securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
March 31, 2023
U.S. Treasury securities	$73,107	$424	$(1,115)	$72,416
Obligations of states and political subdivisions	4,925	—	(1)	4,924
Total held to maturity securities	$78,032	$424	$(1,116)	$77,340

December 31, 2022
U.S. Treasury securities	$39,902	$115	$(1,440)	$38,577
Obligations of states and political subdivisions	5,195	—	(2)	5,193
Total held to maturity securities	$45,097	$115	$(1,442)	$43,770

The following table shows the fair value and gross unrealized losses of securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		Greater Than 12 Months		Total
							Number
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	of
	Value	Losses	Value	Losses	Value	Losses	Securites

March 31, 2023 - Available for Sale
U.S. Treasury securities	$—	$—	$43,595	$(6,040)	$43,595	$(6,040)	9
Obligations of U.S. Government sponsored agencies	2,032	(56)	19,670	(2,816)	21,702	(2,872)	17
Obligations of states and political subdivisions	11,516	(252)	38,908	(5,950)	50,424	(6,202)	67
Mortgage-backed securities	22,873	(1,203)	12,307	(482)	35,180	(1,685)	102
Corporate notes	6,168	(318)	11,430	(1,209)	17,598	(1,527)	9
Certificate of Deposits	—	—	974	(25)	974	(25)	4
Totals	$42,589	$(1,829)	$126,884	$(16,522)	$169,473	$(18,351)	208

March 31, 2023 - Held to Maturity
U.S. Treasury securities	$6,743	$(193)	$28,052	$(922)	$34,795	$(1,115)	15
Obligations of states and political subdivisions	219	(1)	—	—	219	(1)	1
Totals	$6,962	$(194)	$28,052	$(922)	$35,014	$(1,116)	16

December 31, 2022 - Available for Sale
U.S. Treasury securities	$99,433	$(559)	$42,664	$(6,958)	$142,097	$(7,517)	12
Obligations of U.S. Government sponsored agencies	6,735	(652)	15,014	(2,534)	21,749	(3,186)	16
Obligations of states and political subdivisions	50,839	(2,650)	15,933	(4,953)	66,772	(7,603)	103
Mortgage-backed securities	35,731	(1,993)	879	(71)	36,610	(2,064)	107
Corporate notes	9,701	(920)	3,080	(472)	12,781	(1,392)	8
Certificate of Deposits	974	(30)	—	—	974	(30)	4
Totals	$203,413	$(6,804)	$77,570	$(14,988)	$280,983	$(21,792)	250

December 31, 2022 - Held to Maturity
U.S. Treasury securities	$29,464	$(1,306)	$4,868	$(134)	$34,332	$(1,440)	15
Obligations of states and political subdivisions	417	(2)	—	—	417	(2)	2
Totals	$29,881	$(1,308)	$4,868	$(134)	$34,749	$(1,442)	17

As of March 31, 2023, no allowance for credit losses has been recognized on available for sale securities in an unrealized loss position as the Company does not believe any of the debt securities are credit impaired. This is based on the Company’s analysis of the risk characteristics, including credit ratings, and other qualitative factors related to these securities. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the debt securities before recovery of their amortized cost, which may be at maturity. The unrealized losses have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration.

Furthermore, based on its analysis the Company has determined that held to maturity securities have zero expected credit losses. U.S. Treasury securities have the full faith and credit backing of the United States Government and the amount of Obligations of states and political subdivisions at March 31, 2023 are not material to the financial statements.

The following is a summary of amortized cost and estimated fair value of securities by contractual maturity as of March 31, 2023. Contractual maturities will differ from expected maturities for mortgage-backed securities because borrowers may have the right to call or prepay obligations without penalties.

	Available for Sale		Held to Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$3,324	$3,298	$9,009	$8,913
Due after one year through 5 years	28,281	26,565	63,998	63,197
Due after 5 years through ten years	81,312	73,595	5,025	5,230
Due after 10 years	58,490	51,470	—	—
Subtotal	171,407	154,928	78,032	77,340
Mortgage-backed securities	44,510	42,967	—	—
Total	$215,917	$197,895	$78,032	$77,340

As of March 31, 2023 and December 31, 2022, the carrying values of securities pledged to secure public deposits, securities sold under repurchase agreements, and for other purposes required or permitted by law were approximately $195.1 million and $226.9 million, respectively.

Sales of securities available for sale produced $34.2 million in proceeds, $0.1 million in gross gains and $0.2 million in gross losses for the three months ended March 31, 2023. There were no sales of securities during the three months ended March 31, 2022.

NOTE 5 – LOANS, ALLOWANCE FOR CREDIT LOSSES, AND CREDIT QUALITY

The following table presents total loans by portfolio segment and class of loan as of March 31, 2023 and December 31, 2022:

	2023	2022
Commercial/industrial	$548,373	$492,563
Commercial real estate - owner occupied	916,489	717,401
Commercial real estate - non-owner occupied	767,542	681,783
Construction and development	175,446	200,022
Residential 1‑4 family	853,186	739,339
Consumer	47,839	44,796
Other	16,045	18,905
Subtotals	3,324,920	2,894,809
ACL - Loans	(43,316)	(22,680)
Loans, net of ACL - Loans	3,281,604	2,872,129
Deferred loan fees and costs	(1,624)	(831)
Loans, net	$3,279,980	$2,871,298

The ACL - Loans is based on the Company’s evaluation of historical default and loss experience, current and projected economic conditions, asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay a loan, the estimated value of any underlying collateral, composition of the loan portfolio and other relevant factors. Loans with similar risk characteristics are evaluated in pools and, depending on the nature of each identified pool, the Company utilizes a discounted cash flow (“DCF”), probability of default / loss given default (“PD/LGD”) or remaining life method. The historical loss experience estimate by pool is then adjusted by forecast factors that are quantitatively related to the Company’s historical credit loss experience, such as national unemployment rates, gross domestic product and indexes which are indicative of the value of underlying collateral. Losses are predicted over a period of time determined to be reasonable and supportable, and at the end of the reasonable and supportable period losses are reverted to long term historical averages. The reasonable and supportable period and reversion period are re-evaluated each quarter by the Company and are dependent on the current economic environment among other factors. The expected credit losses for each loan pool are then adjusted for changes in qualitative factors not inherently considered in the quantitative analyses. The qualitative adjustments either increase or decrease the quantitative model estimation. The Company considers factors that are relevant within the qualitative framework which include the following: lending policy, changes in nature and volume of loans, staff experience, changes in volume and trends of problem loans, concentration risk, trends in underlying collateral values, external factors, quality of loan review system and other economic conditions. Expected credit losses for loans that no longer share similar risk characteristics with the collectively evaluated pools are excluded from the collective evaluation and estimated on an individual basis. Individual evaluations are performed for nonaccrual loans, loans rated substandard, and modified loans (previously classified as TDRs). Specific allocations of the ACL for credit losses are estimated on one of several methods, including the estimated fair value of the underlying collateral, observable market value of similar debt or the present value of expected cash flows.

A summary of the activity in the ACL - Loans by loan type as of March 31, 2023 is summarized as follows:

		Commercial	Commercial
		Real Estate -	Real Estate -	Construction
	Commercial /	Owner	Non - Owner	and	Residential
	Industrial	Occupied	Occupied	Development	1-4 Family	Consumer	Other	Total
ACL - Loans - January 1, 2023	$4,071	$5,204	$5,405	$1,592	$5,944	$314	$150	$22,680
Adoption of CECL	1,859	1,982	1,914	2,063	2,567	620	(33)	10,972
ACL - Loans on PCD loans acquired	1,082	4,424	—	—	28	—	—	5,534
Charge-offs	—	—	—	—	—	—	(9)	(9)
Recoveries	1	16	—	—	27	1	2	47
Provision	211	1,023	1,327	(545)	1,978	71	27	4,092
ACL - Loans - March 31, 2023	$7,224	$12,649	$8,646	$3,110	$10,544	$1,006	$137	$43,316

A summary of the activity in the allowance for loan losses (“ALL”) by loan type as of March 31, 2022 is as follows:

		Commercial	Commercial
		Real Estate -	Real Estate -	Construction
	Commercial /	Owner	Non - Owner	and	Residential
	Industrial	Occupied	Occupied	Development	1-4 Family	Consumer	Other	Total
ALL - January 1, 2022	$3,699	$5,633	$5,151	$984	$4,445	$224	$179	$20,315
Charge-offs	—	—	—	—	—	—	(3)	(3)
Recoveries	2	74	3	152	2	—	4	237
Provision	94	804	65	(6)	242	6	(5)	1,200
ALL March 31, 2022	3,795	6,511	5,219	1,130	4,689	230	175	21,749
ALL ending balance individually evaluated for impairment	82	—	831	—	—	—	—	913
ALL ending balance collectively evaluated for impairment	$3,713	$6,511	$4,388	$1,130	$4,689	$230	$175	$20,836
Loans outstanding - March 31, 2022	$365,884	$606,910	$550,569	$151,984	$588,046	$32,995	$21,502	$2,317,890
Loans ending balance individually evaluated for impairment	715	2,635	1,455	—	225	—	—	5,030
Loans ending balance collectively evaluated for impairment	$365,169	$604,275	$549,114	$151,984	$587,821	$32,995	$21,502	$2,312,860

In addition to the ACL-Loans, the Company has established an ACL-Unfunded Commitments, classified in other liabilities on the consolidated balance sheets. This allowance is maintained to absorb losses arising from unfunded loan commitments, and is determined quarterly based on methodology similar to the methodology for determining the ACL-Loans. The ACL - Unfunded Commitments was $3.5 million at March 31, 2023. See Note 10 for further information on commitments.

The provision for credit losses is determined by the Company as the amount to be added to the ACL loss accounts for various types of financial instruments including loans, investment securities, and off-balance sheet credit exposures after net charge-offs have been deducted to bring the ACL to a level that, in management’s judgment, is necessary to absorb expected credit losses over the lives of the respective financial instruments. The following table presents the components of the provision for credit losses.

	Three Months Ended		Year Ended
	March 31, 2023	March 31, 2022	December 31, 2022
Provision for credit losses on:
Loans	$4,092	$1,200	$2,200
Unfunded Commitments	90	—	—
Total provision for credit losses	$4,182	$1,200	$2,200

The Company’s past due and non-accrual loans as of March 31, 2023 is summarized as follows:

		90 Days			Non-Accrual
	30-89 Days	or more			with no
	Past Due	Past Due			specificly
	Accruing	and Accruing	Non-Accrual	Total	allocated ACL
Commercial/industrial	$72	$65	$643	$780	$51
Commercial real estate - owner occupied	—	262	3,518	3,780	2,723
Commercial real estate - non-owner occupied	—	—	—	—	—
Construction and development	—	—	—	—	—
Residential 1‑4 family	718	208	488	1,414	488
Consumer	33	4	14	51	14
Other	—	—	—	—	—
	$823	$539	$4,663	$6,025	$3,276

The Company’s past due and non-accrual loans as of December 31, 2022 is summarized as follows:

		90 Days
	30-89 Days	or more
	Past Due	Past Due
	Accruing	and Accruing	Non-Accrual	Total
Commercial/industrial	$192	$—	$418	$610
Commercial real estate - owner occupied	1,301	—	2,688	3,989
Commercial real estate - non-owner occupied	—	—	—	—
Construction and development	237	—	17	254
Residential 1‑4 family	774	268	505	1,547
Consumer	19	5	—	24
Other	—	—	—	—
	$2,523	$273	$3,628	$6,424

Interest recognized on non-accrual loans is considered immaterial to the consolidated financial statements for the three months ended March 31, 2023 and 2022.

A loan is considered to be collateral dependent when, based upon management’s assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. For collateral dependent loans, expected credit losses are based on the estimated fair value of the collateral at the balance sheet date, with consideration for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. The following table presents collateral dependent loans by portfolio segment and collateral type, including those loans with and without a related allowance allocation. A significant portion of the loan balances in this table and essentially all of the allowance allocations relate to PCD loans which were acquired from Hometown. Real estate collateral primarily consists of operating facilities of the underlying borrowers. Other business assets collateral primarily consists of receivables and inventory of the underlying borrowers.

Collateral Type
As of March 31, 2023		Other		Without an	With an	Allowance
	Real Estate	Business Assets	Total	Allowance	Allowance	Allocation
Commercial/industrial	$—	$6,268	$6,268	$322	$5,946	$1,057
Commercial real estate - owner occupied	12,141	—	12,141	2,697	9,444	3,819
Commercial real estate - non-owner occupied	—	—	—	—	—	—
Construction and development	—	—	—	—	—	—
Residential 1‑4 family	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total Loans	$12,141	$6,268	$18,409	$3,019	$15,390	$4,876

Prior to the adoption of ASU 2016-13, the allowance included specific reserves for certain individually evaluated impaired loans. Specific reserves reflected estimated losses on impaired loans from management’s analysis developed through specific credit allocations. The following table shows a summary of impaired loans individually evaluated as of December 31, 2022:

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

The following table presents total loans by risk ratings and year of origination. Loans acquired from Hometown, Denmark and other previously acquired institutions have been included in the table based upon the actual origination date.

	Amortized Cost Basis by Origination Year
As of March 31, 2023								Revolving
	2023	2022	2021	2020	2019	Prior	Revolving	to Term	Total
Commercial/industrial
Grades 1-4	$21,034	$158,222	$79,946	$67,164	$16,295	$30,479	$106,685	$-	$479,825
Grade 5	1,212	5,637	14,819	2,356	2,243	5,234	19,916	-	51,417
Grade 6	-	42	117	238	59	13	319	-	788
Grade 7	242	140	6,055	4,407	1,988	1,445	2,066	-	16,343
Grade 8	-	-	-	-	-	-	-	-	-
Total	$22,488	$164,041	$100,937	$74,165	$20,585	$37,171	$128,986	$-	$548,373
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate - owner occupied
Grades 1-4	$12,516	$107,761	$196,100	$130,282	$59,762	$215,144	$43,544	$-	$765,109
Grade 5	2,683	19,912	17,193	5,747	5,567	34,076	4,381	-	89,559
Grade 6	340	270	1,993	729	2,245	761	631	-	6,969
Grade 7	447	5,930	553	9,530	14,477	18,574	5,341	-	54,852
Grade 8	-	-	-	-	-	-	-	-	-
Total	$15,986	$133,873	$215,839	$146,288	$82,051	$268,555	$53,897	$-	$916,489
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied
Grades 1-4	$10,369	$90,238	$238,982	$133,651	$78,287	$168,765	$13,263	$-	$733,555
Grade 5	-	2,404	13,771	3,260	2,855	6,956	-	-	29,246
Grade 6	-	-	-	-	-	76	-	-	76
Grade 7	-	-	66	375	17	4,207	-	-	4,665
Grade 8	-	-	-	-	-	-	-	-	-
Total	$10,369	$92,642	$252,819	$137,286	$81,159	$180,004	$13,263	$-	$767,542
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Construction and development
Grades 1-4	$10,103	$95,470	$41,548	$6,090	$2,062	$6,189	$1,122	$-	$162,584
Grade 5	4,804	3,120	1,307	58	79	579	509	-	10,456
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	-	-	-	947	-	812	647	-	2,406
Grade 8	-	-	-	-	-	-	-	-	-
Total	$14,907	$98,590	$42,855	$7,095	$2,141	$7,580	$2,278	$-	$175,446
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Residential 1‑4 family
Grades 1-4	$23,864	$202,065	$215,857	$172,832	$47,744	$92,857	$77,264	$-	$832,483
Grade 5	1,695	7,868	845	80	432	2,297	2,686	-	15,903
Grade 6	-	326	87	-	-	183	134	-	730
Grade 7	32	-	31	1,060	107	2,633	207	-	4,070
Grade 8	-	-	-	-	-	-	-	-	-
Total	$25,591	$210,259	$216,820	$173,972	$48,283	$97,970	$80,291	$-	$853,186
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Consumer
Grades 1-4	$6,178	$21,618	$9,265	$6,223	$1,985	$1,735	$819	$-	$47,823
Grade 5	-	-	-	-	-	-	-	-	-
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	-	-	-	-	-	16	-	-	16
Grade 8	-	-	-	-	-	-	-	-	-
Total	$6,178	$21,618	$9,265	$6,223	$1,985	$1,751	$819	$-	$47,839
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Other
Grades 1-4	$-	$813	$661	$1,583	$83	$10,452	$2,348	$-	$15,940
Grade 5	-	-	-	-	-	-	105	-	105
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	-	-	-	-	-	-	-	-	-
Grade 8	-	-	-	-	-	-	-	-	-
Total	$-	$813	$661	$1,583	$83	$10,452	$2,453	$-	$16,045
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$9	$-	$9

Total Loans	$95,519	$721,836	$839,196	$546,612	$236,287	$603,483	$281,987	$-	$3,324,920

The breakdown of loans by risk rating as of December 31, 2022 is as follows:

	Pass (1-5)	6	7	8	Total
Commercial/industrial	$474,586	$3,708	$14,156	$—	$492,450
Commercial real estate - owner occupied	665,986	8,031	42,946	—	716,963
Commercial real estate - non-owner occupied	677,303	—	4,317	—	681,620
Construction and development	198,581	—	1,127	—	199,708
Residential 1‑4 family	736,146	151	3,217	—	739,514
Consumer	44,961	—	2	—	44,963
Other	18,760	—	—	—	18,760
	$2,816,323	$11,890	$65,765	$—	$2,893,978

On January 1, 2023, the Company adopted ASU 2022-02, which eliminated the accounting guidance for TDRs by creditors and enhanced the disclosure requirements for certain loan modifications to borrowers experiencing financial difficulty. Loans that were both experiencing financial difficulty and were modified during the three months ended March 31, 2023, were insignificant to these consolidated financial statements. The Company also had no new TDRs during the three months ended March 31, 2022.

The following tables present loans acquired with deteriorated credit quality and the change in the accretable and non-accretable components of the related discounts prior to the adoption of ASU 2016-13.

	December 31, 2022
		Unpaid
	Recorded	Principal
	Investment	Balance
Commercial & Industrial	$712	$1,091
Commercial real estate - owner occupied	2,539	2,843
Commercial real estate - non-owner occupied	—	—
Construction and development	—	—
Residential 1‑4 family	824	1,045
Consumer	—	—
Other	—	—
	$4,075	$4,979

	March 31, 2022		December 31, 2022
	Accretable	Non-accretable	Accretable	Non-accretable
	discount	discount	discount	discount
Balance at beginning of period	$813	$149	$813	$149
Acquired balance, net	—	—	292	211
Reclassifications between accretable and non-accretable	7	(7)	135	(135)
Accretion to loan interest income	(115)	—	(561)	—
Balance at end of period	$705	$142	$679	$225

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

Following is an analysis of activity in the MSR asset:

	Three Months Ended	Year Ended
	March 31, 2023	December 31, 2022
Fair value at beginning of period	$9,582	$5,016

Servicing asset additions	129	771
Loan payments and payoffs	(363)	(918)
Changes in valuation inputs and assumptions used in the valuation model	1,013	3,012
Amount recognized through earnings	779	2,865
MSR asset acquired	3,691	1,701
Fair value at end of period	$14,052	$9,582

Unpaid principal balance of loans serviced for others	$1,199,139	$866,941

Mortgage servicing rights as a percent of loans serviced for others	1.17	1.11

The primary economic assumptions utilized by the Company in measuring the value of MSRs were constant prepayment speeds of 7.7 and 7.9 months and discount rates of 10.19% and 10.21% as of March 31, 2023 and December 31, 2022.

NOTE 7 – NOTES PAYABLE

From time to time the Company utilizes FHLB advances to fund liquidity. At March 31, 2023 and December 31, 2022, the Company had outstanding balances borrowed from the FHLB of $36.9 million and $1.9 million, respectively. The advances, rate, and maturities of FHLB advances were as follows:

			March 31,	December 31,
	Maturity	Rate	2023	2022
Fixed rate, fixed term	06/01/2023	1.79%	773	807
Fixed rate, fixed term	11/21/2023	3.06%	600	600
Fixed rate, fixed term	03/23/2026	4.02%	10,000	—
Fixed rate, fixed term	05/26/2026	1.95%	5,000	—
Fixed rate, fixed term	03/23/2027	3.91%	10,000	—
Fixed rate, fixed term	03/23/2028	3.85%	10,000	—
Fixed rate, fixed term	04/22/2030	0.00%	508	508
			36,881	1,915
Adjustment due to purchase accounting			(304)	14
			$36,577	$1,929

Future maturities of borrowings were as follows:

	March 31,	December 31,
	2023	2022
1 year or less	$1,373	$1,407
1 to 2 years	—	—
2 to 3 years	10,000	—
3 to 4 years	15,000	—
4 to 5 years	10,000	—
Over 5 years	508	508
	$36,881	$1,915

As of March 31, 2023, the Company had borrowing availability at the FHLB totaling $633.6 million in addition to the existing borrowings noted in the tables above.

The Company maintains a $7.5 million line of credit with a commercial bank, which was entered into on May 15, 2022. There were no outstanding balances on this note at March 31, 2023 or December 31, 2022. Any future borrowings will require monthly payments of interest at a variable rate, and will be due in full on May 15, 2024.

NOTE 8 – SUBORDINATED NOTES AND JUNIOR SUBORDINATED DEBENTURES

During September 2017, the Company entered into subordinated note agreements with three separate commercial banks. The Company had outstanding balances of $11.5 million under these agreements as of March 31, 2023 and December 31, 2022. These notes were all issued with 10-year maturities, carry interest at a variable rate payable quarterly, are callable on or after the sixth anniversary of the issuance dates, and qualify for Tier 2 capital for regulatory purposes.

During July 2020, the Company entered into subordinated note agreements with two separate commercial banks. The Company had outstanding balances of $6.0 million under these agreements as of March 31, 2023 and December 31, 2022. These notes were issued with 10-year maturities, carry interest at a fixed rate of 5.0% through June 30, 2025, and at a variable rate thereafter, payable quarterly. These notes are callable on or after January 1, 2026 and qualify for Tier 2 capital for regulatory purposes.

During August 2022, the Company entered into subordinated note agreements with an individual. The Company had outstanding balances of $6.0 million under these agreements as of March 31, 2023. These notes were issued with 10-year maturities, carry interest at a fixed rate of 5.25% through August 6, 2027, and at a variable rate thereafter, payable quarterly. These notes are callable on or after August 6, 2027 and qualify for Tier 2 capital for regulatory purposes.

As a result of the acquisition of Hometown during February 2023, the Company acquired all of the common securities of Hometown’s wholly-owned subsidiaries, Hometown Bancorp, Ltd. Capital Trust I (“Trust I”) and Hometown Bancorp, Ltd. Capital Trust II (“Trust II”). The Company also assumed adjustable rate junior subordinated debentures issued to these trusts. The junior subordinated debenture issued to Trust I totals $4.1 million, carries interest at a floating rate of the three-month LIBOR plus 3.30% (resetting on each quarterly payment date), and is due on January 7, 2034. The junior subordinated debenture issued to Trust II totals $8.2 million, carries interest at a floating rate of the three-month LIBOR plus 1.80% (resetting on each quarterly payment date), and is due on December 15, 2036. Both junior subordinated debentures are redeemable by the Company, subject to prior approval by the Federal Reserve Bank, on any quarterly payment date. The junior subordinated debentures represent the sole asset of Trust I and Trust II. The trusts are not included in the consolidated financial statements. The net effect of all agreements assumed with respect to Trust I and Trust II is that the Company, through payments on its debentures, is liable for the distributions and other payments required on the trusts’ preferred securities. Trust I and Trust II also provide the Company with $12.0 million in Tier 1 capital for regulatory capital purposes. Interest on all debentures is current. Applicable discounts (initially recorded to carry the acquired debentures at their then estimated fair value) are being accreted to interest expense over the remaining life of the debentures, and total $1.4 million at March 31, 2023.

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

Under regulatory guidance for non-advanced approaches institutions, the Bank is required to maintain minimum amounts and ratios of common equity Tier I capital to risk-weighted assets, including an additional conservation buffer determined by banking regulators. As of March 31, 2023 and December 31, 2022, this buffer was 2.5%. As of March 31, 2023 and December 31, 2022, the Bank met all capital adequacy requirements to which they are subject.

Actual and required capital amounts and ratios are presented below at period-end:

							To Be Well
					Minimum Capital		Capitalized Under
			For Capital		Adequacy with		Prompt Corrective
	Actual		Adequacy Purposes		Capital Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2023
Total capital (to risk-weighted assets):
Company	$446,630	12.56%	$284,468	8.00%	$373,364	10.50%	$355,585	10.00%
Bank	$433,545	12.20%	$284,248	8.00%	$373,076	10.50%	$355,310	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$388,043	10.91%	$213,351	6.00%	$302,247	8.50%	$284,468	8.00%
Bank	$398,458	11.21%	$213,186	6.00%	$302,014	8.50%	$284,248	8.00%
Common Equity Tier 1 capital (to risk-weighted assets):
Company	$376,043	10.58%	$160,013	4.50%	$248,909	7.00%	$231,130	6.50%
Bank	$398,458	11.21%	$159,890	4.50%	$248,717	7.00%	$230,952	6.50%
Tier 1 capital (to average assets):
Company	$388,043	10.47%	$148,288	4.00%	$148,288	4.00%	$185,360	5.00%
Bank	$398,458	10.79%	$147,761	4.00%	$147,761	4.00%	$184,701	5.00%
December 31, 2022
Total capital (to risk-weighted assets):
Company	$387,814	12.23%	253,689	8.00	332,967	10.50	317,112	10.00
Bank	$372,312	11.75%	$253,504	8.00%	$332,724	10.50%	$316,880	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$341,634	10.77%	190,267	6.00	269,545	8.50	253,689	8.00
Bank	$349,632	11.03%	$190,128	6.00%	$269,348	8.50%	$253,504	8.00%
Common Equity Tier 1 capital (to risk-weighted assets):
Company	$341,634	10.77%	142,700	4.50	221,978	7.00	206,123	6.50
Bank	$349,632	11.03%	$142,596	4.50%	$221,816	7.00%	$205,972	6.50%
Tier 1 capital (to average assets):
Company	$341,634	9.69%	140,992	4.00	140,992	4.00	176,240	5.00
Bank	$349,632	9.93%	$140,887	4.00%	$140,887	4.00%	$176,108	5.00%

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate-lock commitments). Rate-lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements and for fixed rate commitments also considers the difference between current levels of interest rates and committed rates. The notional amount of rate-lock commitments at March 31, 2023 and December 31, 2022 was approximately $10.1 million and $3.7 million, respectively.

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

The following commitments were outstanding:

	Notional Amount
	March 31, 2023	December 31, 2022

Commitments to extend credit:
Fixed	$108,388	$120,906
Variable	645,629	539,658
Credit card arrangements	18,379	17,364
Letters of credit	11,379	10,343

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

Information regarding the fair value of assets measured at fair value on a recurring basis is as follows:

	Instruments	Markets	Other	Significant
	Measured	for Identical	Observable	Unobservable
	At Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2023
Assets
Securities available for sale
U.S. Treasury securities	$43,595	$—	$43,595	$—
Obligations of U.S. Government sponsored agencies	30,332	—	30,332	—
Obligations of states and political subdivisions	60,324	—	60,324	—
Mortgage-backed securities	42,967	—	42,967	—
Corporate notes	19,453	—	19,453	—
Certificates of deposit	1,224	—	1,224	—
Mortgage servicing rights	14,052	—	14,052	—

December 31, 2022
Assets
Securities available for sale
U.S. Treasury securities	$142,097	$—	$142,097	$—
Obligations of U.S. Government sponsored agencies	21,749	—	21,749	—
Obligations of states and political subdivisions	83,186	—	83,186	—
Mortgage-backed securities	36,637	—	36,637	—
Corporate notes	19,994	—	19,994	—
Certificates of deposit	974	—	974	—
Mortgage servicing rights	9,582	—	9,582	—

There were no assets measured on a recurring basis using significant unobservable inputs (Level 3) during these periods.

Information regarding the fair value of assets measured at fair value on a non-recurring basis is as follows:

		Quoted Prices
		In Active	Significant
	Assets	Markets	Other	Significant
	Measured	for Identical	Observable	Unobservable
	At Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2023
OREO	$3,910	$—	$—	$3,910
Loans individually evaluated, net of reserve	13,533	—	—	13,533
	$17,443	$—	$—	$17,443

December 31, 2022
OREO	$2,520	$—	$—	$2,520
Impaired Loans, net of impairment reserve	3,478	—	—	3,478
	$5,998	$—	$—	$5,998

The following is a description of the valuation methodologies used by the Company for the items noted in the table above, including the general classification of such instruments in the fair value hierarchy. For loans individually evaluated (referred to as impaired loans prior to January 1, 2023), the amount of reserve is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, the estimated fair value of the underlying collateral for collateral-dependent loans, or the estimated liquidity of the note. For OREO, the fair value is based upon the estimated fair value of the underlying collateral adjusted for the expected costs to sell. The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets:

				Weighted
		Unobservable	Range of	Average
	Valuation Technique	Inputs	Discounts	Discount
As of March 31, 2023
Other real estate owned	Third party appraisals, sales contracts or brokered price options	Collateral discounts and estimated costs to sell	0%	0%
Loans individually evaluated	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 33%	26.5%

As of December 31, 2022
Other real estate owned	Third party appraisals, sales contracts or brokered price options	Collateral discounts and estimated costs to sell	0%	0%
Impaired loans	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 71%	25.5%

The carrying value and estimated fair value of financial instruments at March 31, 2023 and December 31, 2022 follows:

	Carrying
March 31, 2023	amount	Level 1	Level 2	Level 3	Total

Financial assets:
Cash and cash equivalents	$169,691	$169,691	$—	$—	$169,691
Securities held to maturity	78,032	—	77,340	—	77,340
Securities available for sale	197,895	—	197,895	—	197,895
Loans held for sale	2,343	—	—	2,343	2,343
Loans, net	3,279,980	—	—	3,164,218	3,164,218
Other investments, at cost	21,598	—	—	21,598	21,598
Mortgage servicing rights	14,052	—	14,052	—	14,052
Cash surrender value of life insurance	60,104	60,104	—	—	60,104
Financial liabilities:
Deposits	$3,463,235	$—	$—	$3,118,353	$3,118,353
Securities sold under repurchase agreements	46,636	—	46,636	—	46,636
Notes payable	36,577	—	36,577	—	36,577
Subordinated notes	23,500	—	23,500	—	23,500
Junior subordinated debentures	10,917	—	10,917	—	10,917

	Carrying
December 31, 2022	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$119,351	$119,351	$—	$—	$119,351
Securities held to maturity	45,097	—	43,770	—	43,770
Securities available for sale	304,637	—	304,637	—	304,637
Loans held for sale	648	—	—	648	648
Loans, net	2,871,298	—	—	2,832,454	2,832,454
Other investments, at cost	16,495	—	—	16,495	16,495
Mortgage servicing rights	9,582	—	9,582	—	9,582
Cash surrender value of life insurance	46,050	46,050	—	—	46,050
Financial liabilities:
Deposits	$3,060,229	—	—	2,732,007	2,732,007
Securities sold under repurchase agreements	97,196	—	97,196	—	97,196
Notes payable	1,929	—	1,929	—	1,929
Subordinated notes	23,500	—	23,500	—	23,500

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

NOTE 12 – STOCK BASED COMPENSATION

The Company has made restricted share grants pursuant to the Bank First Corporation 2011 Equity Plan and the Bank First Corporation 2020 Equity Plan, which replaced the 2011 Plan. The purpose of the Plan is to provide financial incentives for selected employees and for the non-employee Directors of the Company, thereby promoting the long-term growth and financial success of the Company. The number of shares of Company stock that may be issued pursuant to awards under the 2020 Plan shall not exceed, in the aggregate, 700,000. As of March 31, 2023, 76,641 shares of Company stock have been awarded under the 2020 Plan. Compensation expense for restricted stock is based on the fair value of the awards of Bank First Corporation common stock at the time of grant. The value of restricted stock grants that are expected to vest is amortized into expense over the vesting periods. For the three months ended March 31, 2023 and 2022, compensation expense of $0.5 million and $0.3 million, respectively, was recognized related to restricted stock awards.

As of March 31, 2023, there was $3.7 million of unrecognized compensation cost related to non-vested restricted stock awards granted under the plan. That cost is expected to be recognized over a weighted average period of 2.08 years. The aggregate grant date fair value of restricted stock awards that vested during the three months ended March 31, 2023, was approximately $1.6 million.

	For the year ended		For the year ended
	March 31, 2023		March 31, 2022
		Weighted-		Weighted-
		Average Grant-		Average Grant-
	Shares	Date Fair Value	Shares	Date Fair Value
Restricted Stock
Outstanding at beginning of year	59,272	$65.85	58,611	$61.44
Granted	25,375	80.17	25,451	69.73
Vested	(25,762)	62.05	(20,785)	60.52
Forfeited or cancelled	(820)	65.09	(3,651)	60.50
Outstanding at end of year	58,065	$71.41	59,626	$65.87

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

	Three Months Ended
(dollars in thousands)	March 31, 2023	March 31, 2022
Amortization of ROU Assets - Operating Leases	$(1)	$—
Interest on Lease Liabilities - Operating Leases	22	22
Operating Lease Cost (Cost resulting from lease payments)	21	22
Weighted Average Lease Term (Years) - Operating Leases	30.75	31.75
Weighted Average Discount Rate - Operating Leases	5.50%	5.50%

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liabilities as of March 31, 2023 is as follows:

March 31, 2023
Operating lease payments due:
Within one year	$85
After one but within two years	85
After two but within three years	88
After three but within four years	94
After four years but within five years	94
After five years	3,114
Total undiscounted cash flows	3,560
Discount on cash flows	(1,978)
Total operating lease liabilities	$1,582

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2022, included in our Annual Report and with our unaudited condensed accompanying notes set forth in this Quarterly Report on Form 10-Q for the quarterly period March 31, 2023.

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

OVERVIEW

Bank First Corporation is a Wisconsin corporation that was organized primarily to serve as the holding company for Bank First, N.A. Bank First, N.A., which was incorporated in 1894, is a nationally-chartered bank headquartered in Manitowoc, Wisconsin. It is a member of the Board of Governors of the Federal Reserve System (“Federal Reserve”), and is regulated by the Office of the Comptroller of the Currency (“OCC”). Including its headquarters in Manitowoc, Wisconsin, the Bank has 28 banking locations in Manitowoc, Outagamie, Brown, Winnebago, Sheboygan, Shawano, Waupaca, Ozaukee, Monroe, Fond du Lac, Columbia, Wautoma and Jefferson counties in Wisconsin. The Bank offers loan, deposit and treasury management products at each of its banking locations.

As with most community banks, the Bank derives a significant portion of its income from interest received on loans and investments. The Bank’s primary source of funding is deposits, both interest-bearing and noninterest-bearing. In order to maximize the Bank’s net interest income, or the difference between the income on interest-earning assets and the expense of interest-bearing liabilities, the Bank must not only manage the volume of these balance sheet items, but also the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities. To account for credit risk inherent in all loans, the Bank maintains an ACL - Loans to absorb possible losses on existing loans that may become uncollectible. The Bank establishes and maintains this allowance by charging a provision for loan losses against operating earnings. Beyond its net interest income, the Bank further receives income through the net gain on sale of loans held for sale as well as servicing income which is retained on those sold loans. In order to maintain its operations and bank locations, the Bank incurs various operating expenses which are further described within the “Results of Operations” later in this section.

The Bank is a 49.8% member of a data processing subsidiary, UFS, which provides core data processing, endpoint management, private cloud services, cyber security and digital banking solutions for over 60 Midwest banks. The Bank, through its 100% owned subsidiary TVG Holdings, Inc., also holds a 40% ownership interest in Ansay, an insurance agency providing clients throughout Wisconsin with insurance and risk management solutions. These unconsolidated subsidiary interests contribute noninterest income to the Bank through their underlying annual earnings.

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

On February 10, 2023, the Company consummated its merger with Hometown pursuant to the Agreement and Plan of Bank Merger, dated as of July 25, 2022, by and among the Company and Hometown, whereby Hometown was merged with and into the Company, and Hometown Bank, Hometown’s wholly owned banking subsidiary, was merged with and into the Bank. The system integration was completed, and six branches of Hometown Bank opened on February 13, 2023 as branches of the Bank, expanding the Bank’s presence in Fond du Lac, Columbia, and Waushara County.

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

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

The following tables present certain selected historical consolidated financial data as of the dates or for the period indicated:

	At or for the Three Months Ended
(In thousands, except per share data)	3/31/2023	12/31/2022	9/30/2022	6/30/2022	3/31/2022

Results of Operations:
Interest income	$40,902	$35,754	$30,740	$25,820	$24,220
Interest expense	8,668	5,132	3,047	2,340	1,930
Net interest income	32,234	30,622	27,693	23,480	22,290
Provision for credit losses (1)	4,182	500	—	500	1,200
Net interest income after provision for credit losses (1)	28,052	30,122	27,693	22,980	21,090
Noninterest income	5,849	3,896	5,166	5,551	5,234
Noninterest expense	19,664	17,254	18,895	13,219	12,731
Income before income tax expense	14,237	16,764	13,964	15,312	13,593
Income tax expense	3,557	3,920	3,431	3,658	3,410
Net income	$10,680	$12,844	$10,533	$11,654	$10,183

Earnings per common share - basic	$1.09	$1.43	$1.26	$1.55	$1.34
Earnings per common share - diluted	1.09	1.43	1.26	1.55	1.34

Common Shares:
Basic weighted average	9,714,184	8,962,400	8,205,914	7,457,443	7,540,264
Diluted weighted average	9,737,879	8,993,685	8,228,197	7,472,561	7,559,844
Outstanding	10,407,114	9,021,697	9,028,629	7,470,255	7,570,766

Noninterest income / noninterest expense:
Service charges	$1,599	$1,564	$1,383	$1,441	$1,422
Income from Ansay	1,071	242	671	819	826
Income from UFS	890	935	852	563	705
Loan servicing income	636	545	491	448	438
Valuation adjustment on mortgage servicing rights	779	19	885	1,511	450
Net gain on sales of mortgage loans	140	222	264	403	671
Net gain (loss) on sales and valuations of other real estate owned	—	—	—	(25)	171
Other noninterest income	734	369	620	391	551
Total noninterest income	$5,849	$3,896	$5,166	$5,551	$5,234

Personnel expense	$9,912	$8,162	$10,812	$7,006	$7,175
Occupancy, equipment and office	1,591	1,962	1,176	1,214	1,115
Data processing	1,864	1,971	1,577	1,431	1,345
Postage, stationery and supplies	380	229	215	144	183
Net loss on sales of securities	75	—	—	—	—
Advertising	81	66	61	55	89
Charitable contributions	223	165	150	235	168
Outside service fees	2,202	1,631	2,538	1,386	1,172
Amortization of intangibles	1,422	980	751	294	293
Other noninterest expense	1,914	2,088	1,615	1,454	1,191
Total noninterest expense	$19,664	$17,254	$18,895	$13,219	$12,731

Period-end balances:
Cash and cash equivalents	$169,691	$119,350	$143,441	$43,986	$107,359
Investment securities available-for-sale, at fair value	197,895	304,637	303,280	292,426	297,063
Investment securities held-to-maturity, at cost	78,032	45,097	40,826	33,867	5,841
Loans	3,323,296	2,893,978	2,859,293	2,387,617	2,316,688
Allowance for credit losses - loans (1)	(43,316)	(22,680)	(23,045)	(22,699)	(21,749)
Premises and equipment	63,736	56,448	57,019	50,608	50,068
Goodwill and other intangibles, net	207,022	127,036	129,361	58,805	59,099
Mortgage Servicing Rights	14,052	9,582	9,563	6,977	5,466
Other Assets	156,820	126,984	121,016	109,440	105,101
Total assets	4,167,228	3,660,432	3,640,754	2,961,027	2,924,936

Deposits	3,463,235	3,060,229	3,138,201	2,601,479	2,557,106
Securities sold under repurchase agreements	46,636	97,196	21,963	16,125	13,130
Borrowings	70,994	25,429	26,069	19,235	25,247
Other liabilities	23,991	24,475	15,106	10,026	11,150
Total liabilities	3,604,856	3,207,329	3,201,339	2,646,865	2,606,633

Stockholders’ equity	562,372	453,103	439,415	314,162	318,303

Book value per common share	54.04	50.22	48.67	42.06	42.04
Tangible book value per common share (2)	34.14	36.14	34.34	34.18	34.24

Average balances:
Loans	$3,135,438	$2,860,967	$2,640,397	$2,341,954	$2,271,956
Interest-earning assets	3,524,672	3,316,406	3,062,921	2,975,376	3,001,174
Total assets	3,901,713	3,633,251	3,349,615	3,186,384	3,209,202
Deposits	3,269,838	3,111,328	2,911,561	2,566,520	2,543,471
Interest-bearing liabilities	2,334,956	2,198,549	2,034,158	2,053,369	2,080,172
Goodwill and other intangibles, net	160,156	111,440	90,962	58,987	59,285
Stockholders’ equity	520,212	446,579	401,130	317,484	322,852

Financial ratios (3):
Return on average assets	1.11%	1.40%	1.25%	1.47%	1.27%
Return on average common equity	8.33%	11.41%	10.42%	14.72%	12.62%
Average equity to average assets	13.33%	12.29%	11.98%	9.96%	10.06%
Stockholders’ equity to assets	13.50%	12.38%	12.07%	10.61%	10.88%
Tangible equity to tangible assets (2)	8.97%	9.23%	8.83%	8.80%	9.04%
Loan yield	4.96%	4.58%	4.29%	4.06%	4.02%
Earning asset yield	4.74%	4.32%	4.03%	3.53%	3.32%
Cost of funds	1.51%	0.93%	0.59%	0.46%	0.38%
Net interest margin, taxable equivalent	3.74%	3.71%	3.63%	3.21%	3.06%
Net loan charge-offs to average loans	0.00%	0.12%	-0.05%	-0.08%	-0.04%
Nonperforming loans to total loans	0.14%	0.15%	0.17%	0.22%	0.24%
Nonperforming assets to total assets	0.22%	0.18%	0.17%	0.18%	0.19%
Allowance for credit losses - loans to total loans (1)	1.30%	0.78%	0.81%	0.95%	0.94%
(1)	Prior to January 1, 2023, the incurred loss methodology was used to estimate credit losses. Subsequent to that date, credit losses are estimated using the CECL methodology.
(2)	These measures are not measures prepared in accordance with GAAP, and are therefore considered to be non-GAAP financial measures. See “GAAP reconciliation and management explanation of non-GAAP financial measures” for a reconciliation of these measures to their most comparable GAAP measures.
(3)	Income statement-related ratios for partial year periods are annualized.

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

	At or for the Three Months Ended
(In thousands, except per share data)	3/31/2023	12/31/2022	9/30/2022	6/30/2022	3/31/2022
Tangible Assets
Total assets	$4,167,228	$3,660,432	$3,640,754	$2,961,027	$2,924,936
Adjustments:
Goodwill	(175,125)	(110,206)	(111,551)	(55,357)	(55,357)
Core deposit intangible, net of amortization	(31,897)	(16,829)	(17,810)	(3,448)	(3,742)
Tangible assets	$3,960,206	$3,533,397	$3,511,393	$2,902,222	$2,865,837

Tangible Common Equity
Total stockholders’ equity	$562,372	$453,103	$439,415	$314,162	$318,303
Adjustments:
Goodwill	(175,125)	(110,206)	(111,551)	(55,357)	(55,357)
Core deposit intangible, net of amortization	(31,897)	(16,829)	(17,810)	(3,448)	(3,742)
Tangible common equity	$355,350	$326,068	$310,054	$255,357	$259,204

Book value per common share	$54.04	$50.22	$48.67	$42.06	$42.04
Tangible book value per common share	34.14	36.14	34.34	34.18	34.24

Total stockholders’ equity to total assets	13.50%	12.38%	12.07%	10.61%	10.88
Tangible common equity to tangible assets	8.97%	9.23%	8.83%	8.80%	9.04

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2023 and March 31, 2022

General. Net income increased $0.5 million to $10.7 million for three months ended March 31, 2023, compared to $10.2 million for the same period in 2022. This increase was primarily due to the added scale of operations resulting from the Denmark and Hometown acquisitions during the third quarter of 2022 and first quarter of 2023, respectively.

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

Net interest and dividend income increased by $9.9 million to $32.2 million for the three months ended March 31, 2023 compared to $22.3 million for three months ended March 31, 2022. The increase in net interest income was primarily due to growth in interest earning assets over the last twelve months, resulting from the acquisitions of Denmark and Hometown, as well as increasing net interest margin in the year-over-year first quarters. Total average interest-earning assets was $3.52 billion for the three months ended March 31, 2023, up from $3.00 billion for the same period in 2022. Tax equivalent net interest margin increased 0.68% to 3.74% for the three-months ended March 31, 2023, up from 3.06% for the same period in 2022. Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes on both volume and mix and pricing decisions, and external factors include changes in market interest rates, competition and the shape of the interest rate yield curve.

Interest Income. Total interest income increased $16.7 million, or 68.9%, to $40.9 million for the three months ended March 31, 2023 compared to $24.2 million for the same period in 2022. The increase in total interest income was primarily due to the aforementioned growth in interest earnings assets over the last twelve months along with an increase in the average interest rate earned on these assets. The average balance of interest-earning assets increased by $523.5 million during the three months ended March 31, 2023 compared to the same period in 2022 and the average interest rate earned on these assets increased by 1.42% in the year-over-year first quarters.

Interest Expense. Interest expense increased $6.7 million, or 349.1%, to $8.7 million for the three months ended March 31, 2023 compared to $1.9 million for the same period in 2022. The increase in interest expense was primarily due to elevated interest bearing liabilities and higher crediting interest rates on those liabilities.

Interest expense on interest-bearing deposits increased by $5.9 million to $7.5 million for the three months ended March 31, 2023 from $1.6 million for the same period in 2022. The average balance and average cost of interest-bearing deposits was $2.24 billion and 1.35% for the three months ended March 31, 2023, compared to $1.74 billion and 0.36% for the same period in 2022.

Provision for Credit Losses. Credit risk is inherent in the business of making loans. We establish an allowance for credit losses through charges to earnings, which are shown in the statements of operations as the provision for credit losses. Specifically identifiable and quantifiable known losses are promptly charged off against the allowance. The provision for credit losses is determined by conducting a quarterly evaluation of the adequacy of our allowance for credit losses and charging the shortfall or excess, if any, to the current quarter’s expense. This has the effect of creating variability in the amount and frequency of charges to earnings. The provision for credit losses and level of allowance for each period are dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management’s assessment of the quality of the loan portfolio, the valuation of problem loans and the general economic conditions in our market area. The determination of the amount is complex and involves a high degree of judgment and subjectivity.

We recorded a provision for credit loss of $4.2 million during the three months ended March 31, 2023 compared to a provision of $1.2 million for the same period in 2022. We recorded minimal net recoveries during the three months ended March 31, 2023 compared to net recoveries of $0.2 million for the three months ended March 31, 2022. The ACL - Loans was $43.3 million, or 1.30% of total loans, at March 31, 2023 compared to $21.7 million, or 0.94% of total loans at March 31, 2022. The increased ACL - Loans coverage was the result of adopting the CECL methodology as of January 1, 2023.

Noninterest Income. Noninterest income is an important component of our total revenues. A significant portion of our noninterest income is associated with service charges and income from the Bank’s unconsolidated subsidiaries, Ansay and UFS. Other sources of noninterest income include loan servicing fees and gains on sales of mortgage loans.

Noninterest income increased $0.6 million to $5.8 million for the three months ended March 31, 2023 compared to $5.2 million for the same period in 2022. This increase was primarily the result of higher service charge and loan servicing income provided by added operational scale from the acquisitions of Denmark and Hometown, higher income provided by Ansay and UFS, and a larger positive valuation adjustment on the value of mortgage servicing rights on the Company’s balance sheet. These positive variances were partially offset by a significant reduction in net gains on sales of mortgage loans as the Company, and the banking industry as a whole, saw a slowdown in residential mortgage lending.

The major components of our noninterest income are listed below:

	Three Months Ended March 31,
	2023	2022	$ Change	% Change

(in thousands)	(In thousands)
Noninterest Income
Service charges	$1,599	$1,422	$177	12%
Income from Ansay	1,071	826	245	30%
Income from UFS	890	705	185	26%
Loan servicing income	636	438	198	45%
Valuation adjustment on MSR	779	450	329	73%
Net gain on sales of mortgage loans	140	671	(531)	(79)%
Net gain on sales and valuation of ORE	—	171	(171)	NM
Other	734	551	183	33%
Total noninterest income	$5,849	$5,234	$615	12%

Noninterest Expense. Noninterest expense increased $6.9 million to $19.7 million for the three months ended March 31, 2023 compared to $12.7 million for the same period in 2022. Most areas of noninterest expense increased over the past four quarters as a result of added operational scale from the acquisitions of Denmark and Hometown, which increased the total assets by $1.24 billion, or 42.5% from the end of the first quarter of 2022 to the end of the first quarter of 2023. In addition to this trend, one-time expenses directly attributable to these acquisitions totaling $1.3 million during the first quarter of 2023 caused increases in several expense areas, most notably personnel, occupancy and outside service fees. Finally, core deposit intangible assets of $15.1 million and $16.5 million created by the Denmark and Hometown acquisitions, respectively, created a significant increase in amortization of intangible assets expense from the first quarter of 2022 to the first quarter of 2023.

The major components of our noninterest expense are listed below:

	Three Months Ended March 31,
	2023	2022	$ Change	% Change

	(In thousands)
Noninterest Expense
Salaries, commissions, and employee benefits	$9,912	$7,175	$2,737	38%
Occupancy	1,591	1,115	476	43%
Data processing	1,864	1,345	519	39%
Postage, stationary, and supplies	380	183	197	108%
Net loss on sales of securities	75	—	75	NM
Advertising	81	89	(8)	(9)%
Charitable contributions	223	168	55	33%
Outside service fees	2,202	1,172	1,030	88%
Amortization of intangibles	1,422	293	1,129	385%
Other	1,914	1,191	723	61%
Total noninterest expenses	$19,664	$12,731	$6,933	54%

Income Tax Expense. We recorded a provision for income taxes of $3.6 million for the three months ended March 31, 2023 compared to a provision of $3.4 million for the same period during 2022, reflecting effective tax rates of 25.0% and 25.1%, respectively. The effective tax rates were reduced from the statutory federal and state income tax rates during both periods as a result of tax-exempt interest income produced by certain qualifying loans and investments in the Bank’s portfolios.

NET INTEREST MARGIN

Net interest income represents the difference between interest earned, primarily on loans and investments, and interest paid on funding sources, primarily deposits and borrowings. Interest rate spread is the difference between the average rate earned on total interest-earning assets and the average rate paid on total interest-bearing liabilities. Net interest margin is the amount of net interest income, on a fully taxable-equivalent basis, expressed as a percentage of average interest-earning assets. The average rate earned on earning assets is the amount of annualized taxable-equivalent interest income expressed as a percentage of average earning assets. The average rate paid on interest-bearing liabilities is equal to annualized interest expense as a percentage of average interest-bearing liabilities.

The following tables set forth the distribution of our average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the periods indicated:

	Three Months Ended
	March 31, 2023			March 31, 2022
		Interest			Interest
	Average	Income/	Rate Earned/ Paid	Average	Income/	Rate Earned/ Paid
	Balance	Expenses (1)	(1)	Balance	Expenses (1)	(1)

	(dollars in thousands)
ASSETS
Interest-earning assets
Loans (2)
Taxable	$3,035,477	$150,922	4.97%	$2,174,967	$87,150	4.01%
Tax-exempt	99,961	4,504	4.51%	96,989	4,194	4.32%
Securities
Taxable (available for sale)	239,857	6,428	2.68%	193,300	5,225	2.70%
Tax-exempt (available for sale)	45,941	1,420	3.09%	84,513	2,152	2.55%
Taxable (held to maturity)	54,201	1,989	3.67%	—	—	—
Tax-exempt (held to maturity)	5,186	134	2.58%	5,905	152	2.57%
Cash and due from banks	44,049	1,754	3.98%	445,500	716	0.16%
Total interest-earning assets	3,524,672	167,151	4.74%	3,001,174	99,589	3.32%
Non interest-earning assets	413,645			228,787
Allowance for credit losses - loans	(36,604)			(20,759)
Total assets	$3,901,713			$3,209,202
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Checking accounts	$295,153	$4,382	1.48%	$237,785	$272	0.11%
Savings accounts	822,362	7,186	0.87%	572,394	1,918	0.34%
Money market accounts	665,471	9,580	1.44%	683,401	1,915	0.28%
Certificates of deposit	450,666	8,868	1.97%	237,091	1,891	0.80%
Brokered deposits	6,716	198	2.95%	11,685	338	2.89%
Total interest-bearing deposits	2,240,368	30,214	1.35%	1,742,356	6,334	0.36%
Other borrowed funds	94,588	4,942	5.22%	337,816	1,491	0.44%
Total interest-bearing liabilities	2,334,956	35,156	1.51%	2,080,172	7,825	0.38%
Non-interest bearing liabilities
Demand deposits	1,029,470			801,115
Other liabilities	17,075			5,063
Total liabilities	3,381,501			2,886,350
Shareholders’ equity	520,212			322,852
Total liabilities & shareholders’ equity	$3,901,713			$3,209,202
Net interest income on a fully taxable equivalent basis		131,995			91,764
Less taxable equivalent adjustment		(1,272)			(1,361)
Net interest income		$130,723			$90,403
Net interest spread (3)			3.24%			2.94%
Net interest margin (4)			3.74%			3.06%
(1).	Annualized on a fully taxable equivalent basis calculated using a federal tax rate of 21% for the three months ended March 31, 2023 and 2022.
(2).	Nonaccrual loans are included in average amounts outstanding.
(3).	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4).	Net interest margin represents net interest income on a fully tax equivalent basis as a percentage of average interest-earning assets.

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

	Three Months Ended March 31, 2023
	Compared with
	Three Months Ended March 31, 2022
	Increase/(Decrease) Due to Change in
	Volume	Rate	Total

	(dollars in thousands)
Interest income
Loans
Taxable	$39,642	$24,130	$63,772
Tax-exempt	131	179	310
Securities
Taxable (AFS)	1,248	(45)	1,203
Tax-exempt (AFS)	(1,125)	393	(732)
Taxable (HTM)	1,989	—	1,989
Tax-exempt (HTM)	(19)	1	(18)
Cash and due from banks	(1,205)	2,243	1,038
Total interest income	40,661	26,901	67,562
Interest expense
Deposits
Checking accounts	$81	$4,029	$4,110
Savings accounts	1,125	4,143	5,268
Money market accounts	(52)	7,717	7,665
Certificates of deposit	2,654	4,323	6,977
Brokered Deposits	(146)	6	(140)
Total interest bearing deposits	3,663	20,217	23,880
Other borrowed funds	(1,798)	5,249	3,451
Total interest expense	1,865	25,466	27,331
Change in net interest income	$38,796	$1,435	$40,231

CHANGES IN FINANCIAL CONDITION

Total Assets. Total assets increased $506.8 million, or 13.9%, to $4.17 billion at March 31, 2023, from $3.66 billion at December 31, 2022.

Cash and Cash Equivalents. Cash and cash equivalents increased by $50.3 million to $169.7 million at March 31, 2023 from $119.4 million at December 31, 2022.

Investment Securities. The carrying value of total investment securities decreased by $73.8 million to $275.9 million at March 31, 2023, from $349.7 million at December 31, 2022. This decline was primarily the result of significant maturities of securities in the Bank’s portfolio, as well as sales of approximately $32.2 million of securities, during the first quarter of 2023.

Loans. Net loans increased by $408.7 million, totaling $3.28 billion at March 31, 2023 compared to $2.87 billion at December 31, 2022. The fair value of loans acquired as part of the acquisition of Hometown during the first quarter of 2023 totaled $395.8 million.

Bank-Owned Life Insurance. At March 31, 2023, our investment in bank-owned life insurance was $60.1 million, an increase of $14.0 million from $46.1 million at December 31, 2022.

Deposits. Deposits increased $403.0 million, or 13.2%, to $3.46 billion at March 31, 2023 from $3.06 billion at December 31, 2022. The fair value of deposits acquired as part of the acquisition of Hometown during the first quarter of 2023 totaled $532.4 million.

Borrowings. At March 31, 2023, borrowings consisted of advances from the FHLB of Chicago, junior subordinated debentures, and subordinated debt to other banks and an individual. FHLB borrowings increased to $36.9 million at March 31, 2023, from $1.9 million at December 31, 2022. Junior subordinated debentures, all of which resulted from the acquisition of Hometown, totaled $10.9 at March 31, 2023. Subordinated debt remained stable with $23.5 million at March 31, 2023 and December 31, 2022.

Stockholders’ Equity. Total stockholders’ equity increased $109.3 million, or 24.1%, to $562.4 million at March 31, 2023, from $453.1 million at December 31, 2022. The primary driver of this increase was the Hometown acquisition, which added $115.1 million to stockholders’ equity.

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

Our loan portfolio is our most significant earning asset, comprising 79.7% and 79.1% of our total assets as of March 31, 2023 and December 31, 2022, respectively. Our strategy is to grow our loan portfolio by originating quality commercial and consumer loans that comply with our credit policies and that produce revenues consistent with our financial objectives. We believe our loan portfolio is well-balanced, which provides us with the opportunity to grow while monitoring our loan concentrations.

Loans increased $429.3 million, or 14.8%, to $3.32 billion as of March 31, 2023 as compared to $2.89 billion as of December 31, 2022. This increase during the first three months of 2023 was primarily driven by the acquisition of Hometown, which included approximately $395.8 million in loan balances, and has been comprised of an increase of $55.4 million or 11.2% in commercial and industrial loans, an increase of $198.8 million or 27.7% in owner occupied commercial real estate loans, an increase of $85.7 million or 12.6% in non-owner occupied commercial real estate, a decrease of $24.5 million or 12.3% in construction and development loans, an increase of $113.7 million or 15.4% in residential 1-4 family loans and an increase of $0.2 million in consumer and other loans.

The following table presents the balance and associated percentage of each major category in our loan portfolio at March 31, 2023, December 31, 2022, and March 31, 2022:

	March 31,		December 31,		March 31,
	2023	% of Total	2022	% of Total	2022	% of Total

	(dollars in thousands)
Commercial & industrial	$547,843	17%	$492,450	17%	$365,267	16%
Commercial real estate
Owner occupied	915,799	28%	716,963	25%	606,600	26%
Non-owner occupied	767,290	23%	681,620	23%	550,256	24%
Construction & development	175,210	5%	199,708	7%	151,771	7%
Residential 1-4 family	853,224	26%	739,514	25%	588,161	25%
Consumer	48,021	1%	44,963	2%	33,143	1%
Other loans	15,908	—%	18,760	1%	21,490	1%
Total Loans	$3,323,295	100%	$2,893,978	100%	$2,316,688	100%

Our directors and officers and their associates are customers of, and have other transactions with, the Bank in the normal course of business. All loans and commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than normal risk of collection or present other unfavorable features. At March 31, 2023 and December 31, 2022, total loans outstanding to such directors and officers and their associates were $68.5 million and $70.2 million, respectively. During the three months ended March 31, 2023, $6.6 million of additions and $8.3 million of repayments were made to these loans. At March 31, 2023 and December 31, 2022, all of the loans to directors and officers were performing according to their original terms.

Loan categories

The principal categories of our loan portfolio are discussed below:

Commercial and Industrial (C&I). Our C&I portfolio totaled $547.8 million and $492.5 million at March 31, 2023 and December 31, 2022, respectively, and represented 17% of our total loans at those dates.

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

Commercial Real Estate (CRE). Our CRE loan portfolio totaled $1.68 billion and $1.40 billion at March 31, 2023 and December 31, 2022, respectively, and represented 51% and 48% of our total loans at those dates.

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

Construction and Development (C&D). Our C&D loan portfolio totaled $175.2 million and $199.7 million at March 31, 2023 and December 31, 2022, respectively, and represented 5% and 7% of our total loans at those dates.

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

Residential 1 – 4 Family. Residential 1 – 4 family loans held in portfolio amounted to $853.2 million and $739.5 million at March 31, 2023 and December 31, 2022, respectively, and represented 26% and 25% of our total loans at those dates.

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

We were servicing mortgage loans sold to others without recourse of approximately $1.20 billion at March 31, 2023 and $866.9 million at December 31, 2022.

Loans sold with the retention of servicing assets result in the capitalization of servicing rights. Loan servicing rights are included in other assets and are carried at fair value. The net balance of capitalized servicing rights amounted to $14.1 million and $9.6 million at March 31, 2023 and December 31, 2022, respectively.

Consumer Loans. Our consumer loan portfolio totaled $48.0 million and $45.0 million at March 31, 2023 and December 31, 2022, respectively, and represented 1% and 2% of our total loans at those dates. Consumer loans include secured and unsecured loans, lines of credit and personal installment loans.

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

Other Loans. Our other loans totaled $15.9 million and $18.8 million at March 31, 2023 and December 31, 2022, respectively, and are immaterial to the overall loan portfolio. The other loans category consists primarily of over-drafted depository accounts, loans utilized to purchase or carry securities and loans to nonprofit organizations.

Loan Portfolio Maturities.

The following tables summarize the dollar amount of loans maturing in our portfolio based on their loan type, fixed or variable rate of interest, and contractual terms to maturity at March 31, 2023. The tables do not include any estimate of prepayments, which can significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One Year or	One to Five	Five to Fifteen	Over Fifteen
	Less	Years	Years	Years	Total

	(dollars in thousands)
Commercial & industrial	$141,351	$265,220	$137,936	$3,336	$547,843
Commercial real estate
Owner Occupied	112,790	376,494	347,116	79,399	915,799
Non-owner Occupied	45,136	366,835	346,800	8,519	767,290
Construction & Development	36,923	25,901	68,239	44,147	175,210
Residential 1-4 family	17,102	119,054	242,797	474,271	853,224
Consumer and other	5,262	39,886	15,921	2,860	63,929
Total	$358,564	$1,193,390	$1,158,809	$612,532	$3,323,295
Fixed Rate Loans:
Commercial & industrial	$21,880	$228,143	$96,922	$3,304	$350,249
Commercial real estate
Owner Occupied	52,077	340,439	142,874	18,114	553,504
Non-owner Occupied	40,986	354,189	219,636	—	614,811
Construction & Development	15,963	19,205	48,752	35,072	118,992
Residential 1-4 family	7,359	91,479	196,658	264,225	559,721
Consumer and other	4,796	38,774	15,539	2,860	61,969
Total	$143,061	$1,072,229	$720,381	$323,575	$2,259,246
Floating Rate Loans:
Commercial & industrial	$119,471	$37,077	$41,014	$32	$197,594
Commercial real estate
Owner Occupied	60,713	36,055	204,242	61,285	362,295
Non-owner Occupied	4,150	12,646	127,164	8,519	152,479
Construction & Development	20,960	6,696	19,487	9,075	56,218
Residential 1-4 family	9,743	27,575	46,139	210,046	293,503
Consumer and other	466	1,112	382	—	1,960
Total	$215,503	$121,161	$438,428	$288,957	$1,064,049

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

Our nonperforming assets consist of nonperforming loans and foreclosed real estate. Nonperforming loans are those on which the accrual of interest has stopped, as well as loans that are contractually 90 days past due on which interest continues to accrue. The composition of our nonperforming assets is as follows:

	As of March 31,	As of December 31,	As of March 31,
	2023	2022	2022

	(dollars in thousands)
Nonperforming loans
Nonaccrual loans
Commercial & industrial	$643	$418	$233
Commercial real estate
Owner Occupied	3,518	2,688	3,804
Non-owner Occupied	—	—	—
Construction & Development	—	17	18
Residential 1-4 family	488	505	431
Consumer and other	14	—	1
Total nonaccrual loans	4,663	3,628	4,487
Loans past due > 90 days, but still accruing
Commercial & industrial	65	—	749
Commercial real estate
Owner Occupied	262	—	—
Non-owner Occupied	—	—	—
Construction & Development	—	—	—
Residential 1-4 family	208	268	198
Consumer and other	4	5	14
Total loans past due > 90 days, but still accruing	539	273	961
Total nonperforming loans	$5,202	$3,901	$5,448
OREO
Commercial real estate owned	$—	$—	$—
Residential real estate owned	—	—	—
Bank property real estate owned	3,910	2,520	—
Total OREO	$3,910	$2,520	$—
Total nonperforming assets ("NPAs")	$9,112	$6,421	$5,448
Accruing troubled debt restructured loans	$22	$450	$472
Ratios
Nonaccrual loans to total loans	0.14%	0.13%	4.18%
NPAs to total loans plus OREO	0.27%	0.22%	0.24%
NPAs to total assets	0.22%	0.18%	0.19%
ACL - Loans to nonaccrual loans	929%	625%	485%
ACL - Loans to total loans	1.30%	0.78%	0.94%

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

ALLOWANCE FOR CREDIT LOSSES - LOANS

The Company assesses the adequacy of its ACL - Loans at the end of each calendar quarter. The level of ACL - Loans is based on the Company’s evaluation of historical default and loss experience, current and projected economic conditions, asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay a loan, the estimated value of any underlying collateral, composition of the loan portfolio and other relevant factors. The ACL - Loans is increased by a provision for credit losses, which is charged to expense, when the analysis shows that an increase is warranted. The ACL – Loans is reduced by charge-offs, net of recoveries, when they occur. The ACL is believed adequate to absorb all expected future losses to be recognized over the contractual life of the loans in the portfolio.

Loans with similar risk characteristics are evaluated in pools and, depending on the nature of each identified pool, the Company utilizes a discounted cash flow (“DCF”), probability of default / loss given default (“PD/LGD”) or remaining life method. The historical loss experience estimate by pool is then adjusted by forecast factors that are quantitatively related to the Company’s historical credit loss experience, such as national unemployment rates, gross domestic product and indexes which are indicative of the value of underlying collateral. Losses are predicted over a period of time determined to be reasonable and supportable, and at the end of the reasonable and supportable period losses are reverted to long term historical averages. The reasonable and supportable period and reversion period are re-evaluated each quarter by the Company and are dependent on the current economic environment among other factors. See Note 1 and Note 5 in the Notes to Unaudited Consolidated Financial Statements included in Item 1. Financial Statements elsewhere in this report.

The expected credit losses for each loan pool are then adjusted for changes in qualitative factors not inherently considered in the quantitative analyses. The qualitative adjustments either increase or decrease the quantitative model estimation. The Company considers factors that are relevant within the qualitative framework which include the following: lending policy, changes in nature and volume of loans, staff experience, changes in volume and trends of problem loans, concentration risk, trends in underlying collateral values, external factors, quality of loan review system and other economic conditions.

Expected credit losses for loans that no longer share similar risk characteristics with the collectively evaluated pools are excluded from the collective evaluation and estimated on an individual basis. Individual evaluations are performed for nonaccrual loans, loans rated substandard, and modified loans (previously classified as TDRs). Specific allocations of the ACL for credit losses are estimated on one of several methods, including the estimated fair value of the underlying collateral, observable market value of similar debt or the present value of expected cash flows.

At March 31, 2023, the ACL - Loans was $43.3 million (representing 1.30 % of period end loans). The Company adopted CECL as of January 1, 2023, which increased the ACL - Loans by $11.0 million. In addition, the ACL - Loans increased due to the acquisition of Hometown, which required a $3.6 million provision for credit losses on non-PCD loans and a $5.5 million reserve related to PCD loans. Net charge-offs remain negligible.

The following table summarizes the changes in our ACL - Loans for the periods indicated:

	Three months ended	Year ended	Three months ended
	March 31,	December 31,	March 31,
	2023	2022	2022

	(dollars in thousands)
Balance of ACL - Loans at the beginning of period	$22,680	$20,315	$20,315
Adoption of CECL	10,972	—	—
ACL - Loans on PCD loans acquired	5,534	—	—
Net loans charged-off (recovered):
Commercial & industrial	(1)	(499)	(2)
Commercial real estate - owner occupied	(16)	816	(74)
Commercial real estate - non-owner occupied	—	(360)	(3)
Construction & Development	—	(152)	(152)
Residential 1-4 family	(27)	26	(2)
Consumer	(1)	21	—
Other Loans	7	(17)	(1)
Total net loans charged-off	(38)	(165)	(234)
Provision charged to operating expense	4,092	2,200	1,200
Balance of ACL - Loans at end of period	$43,316	$22,680	$21,749
Ratio of net charge-offs (recoveries) to average loans by loan composition
Commercial & industrial	—%	(0.12)%	—%
Commercial real estate - owner occupied	—%	0.13%	(0.01)%
Commercial real estate - non-owner occupied	—%	(0.06)%	—%
Construction & Development	—%	(0.09)%	(0.11)%
Residential 1-4 family	—%	0.00%	—%
Consumer	—%	0.05%	—%
Other Loans	0.04%	(0.04)%	—%
Total net charge-offs to average loans	—%	(0.01)%	(0.01)%

The following table summarizes an allocation of the ACL - Loans and the related percentage of loans outstanding in each category for the periods below.

	March 31,		December 31,		March 31,
	2023		2022		2022
		% of		% of		% of
(in thousands, except %)	Amount	Loans	Amount	Loans	Amount	Loans
Loan Type:
Commercial & industrial	$7,224	17%	$4,071	17%	$3,795	16%
Commercial real estate - owner occupied	12,649	28%	5,204	25%	6,511	26%
Commercial real estate - non-owner occupied	8,646	23%	5,405	23%	5,219	24%
Construction & development	3,110	5%	1,592	7%	1,130	7%
Residential 1-4 family	10,544	26%	5,944	25%	4,689	25%
Consumer	1,006	1%	314	2%	230	1%
Other loans	137	—%	150	1%	175	1%
Total allowance	$43,316	100%	$22,680	100%	$21,749	100%

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

Deposits. Our current deposit products include non-interest bearing and interest-bearing checking accounts, savings accounts, money market accounts, and certificate of deposits. As of March 31, 2023, deposit liabilities accounted for approximately 83.1% of our total liabilities and equity. We accept deposits primarily from customers in the communities in which our branches and offices are located, as well as from small businesses and other customers throughout our lending area. We rely on our competitive pricing and products, quality customer service, and convenient locations and hours to attract and retain deposits. Deposit rates and terms are based primarily on current business strategies, market interest rates, liquidity requirements and our deposit growth goals.

Total deposits were $3.46 billion and $3.06 billion as of March 31, 2023 and December 31, 2022, respectively. Noninterest-bearing deposits at March 31, 2023 and December 31, 2022, were $1.10 billion and $934.1 million, respectively, while interest-bearing deposits were $2.36 billion and $2.13 billion at March 31, 2023 and December 31, 2022, respectively.

At March 31, 2023, we had a total of $457.4 million in certificates of deposit, including $6.7 million of brokered deposits. Based on historical experience and our current pricing strategy, we believe we will retain a majority of these accounts upon maturity, although our long-term strategy is to minimize reliance on certificates of deposits by increasing relationship deposits in lower earning savings and demand deposit accounts.

The following tables set forth the average balances of our deposits for the periods indicated:

	Three months ended		Year ended		Three months ended
	March 31, 2023		December 31, 2022		March 31, 2022
	Amount	Percent	Amount	Percent	Amount	Percent

	(dollars in thousands)

Noninterest-bearing demand deposits	$1,029,470	31.5%	$878,727	31.6%	$801,115	31.6%
Interest-bearing checking deposits	295,153	9.0%	253,443	9.1%	237,785	9.3%
Savings deposits	822,362	25.1%	691,599	24.8%	572,394	22.5%
Money market accounts	665,471	20.4%	666,717	23.9%	683,401	26.9%
Certificates of deposit	450,666	13.8%	286,054	10.3%	237,091	9.3%
Brokered deposits	6,716	0.2%	8,587	0.3%	11,685	0.5%
Total	$3,269,838	100%	$2,785,127	100%	$2,543,471	100%

The following table provides information on maturities of certificates of deposits which exceed FDIC insurance limits of $250,000 as of March 31, 2023:

	Time Deposits over FDIC	Portion of Time Deposits in
	Insurance Limits	Excess of FDIC Insurance Limits

	(dollars in thousands)
3 months or less remaining	$21,819	$14,319
Over 3 to 6 months remaining	22,704	9,454
Over 6 to 12 months remaining	47,286	22,286
Over 12 months or more remaining	22,989	7,989
Total	$114,798	$54,048

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

The following table summarizes securities sold under repurchase agreements, and the weighted average interest rates paid:

	Three months ended	Year ended	Three months ended
(dollars in thousands)	March 31, 2023	December 31, 2022	March 31, 2022
Average daily amount of securities sold under repurchase agreements during the period	$50,974	$25,749	$22,496
Weighted average interest rate on average daily securities sold under repurchase agreements	4.47%	2.11%	0.03%
Maximum outstanding securities sold under repurchase agreements at any month-end	$49,596	$97,196	$28,532
Securities sold under repurchase agreements at period end	$46,636	$97,196	$13,130
Weighted average interest rate on securities sold under repurchase agreements at period end	4.82%	4.31%	0.08%

Borrowings

The Company’s borrowings have historically consisted primarily of FHLB of Chicago advances collateralized by a blanket pledge agreement on the Company’s FHLB capital stock and retail and commercial loans held in the Company’s portfolio. There were $36.9 million of advances outstanding from the FHLB at March 31, 2023, and $1.9 million as of December 31, 2022.

The total loans pledged as collateral were $1.18 billion at March 31, 2023 and $1.15 billion at December 31, 2022. There were no outstanding letters of credit from the FHLB at March 31, 2023 or December 31, 2022.

The following table summarizes borrowings, which consist of borrowings from the FHLB, and the weighted average interest rates paid:

	Three months ended	Year ended	Three months ended
(dollars in thousands)	March 31, 2023	December 31, 2022	March 31, 2022
Average daily amount of borrowings outstanding during the period	$14,757	$139,498	$297,820
Weighted average interest rate on average daily borrowing	4.04%	0.42%	0.25%
Maximum outstanding borrowings at any month-end	$36,881	$308,756	$307,756
Borrowing outstanding at period end	$36,881	$1,929	$7,708
Weighted average interest rate on borrowing at period end	3.55%	1.71%	0.86%

Lines of credit and other borrowings.

We maintain a $7.5 million line of credit with another commercial bank, which was entered into on May 15, 2022. There were no outstanding balances on this note at March 31, 2023. Any future borrowings will required monthly payments of interest at a variable rate, and will be due in full on May 15, 2024.

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

During July 2020, the Company entered into subordinated note agreements with two separate commercial banks. As of March 31, 2023 and December 31, 2022, outstanding balances under these agreements totaled $6.0 million. These notes were issued with 10-year maturities, will carry interest at a fixed rate of 5.0% through June 30, 2025, and at a variable rate thereafter, payable quarterly. These notes are callable on or after January 1, 2026 and qualify for Tier 2 capital for regulatory purposes.

During August 2022, the Company entered into subordinated note agreements with an individual. As of March 31, 2023, outstanding balances under these agreements totaled $6.0 million. These notes were issued with 10-year maturities, will carry interest at a fixed rate of 5.25% through August 6, 2027, and at a variable rate thereafter, payable quarterly. These notes are callable on or after August 6, 2027 and qualify for Tier 2 capital for regulatory purposes.

As a result of the acquisition of Hometown during February 2023, the Company acquired all of the common securities of Hometown’s wholly-owned subsidiaries, Hometown Bancorp, Ltd. Capital Trust I (“Trust I”) and Hometown Bancorp, Ltd. Capital Trust II (“Trust II”). The Company also assumed adjustable rate junior subordinated debentures issued to these trusts. The junior subordinated debenture issued to Trust I totals $4.1 million, carries interest at a floating rate of the three-month LIBOR plus 3.30% (resetting on each quarterly payment date), and is due on January 7, 2034. The junior subordinated debenture issued to Trust II totals $8.2 million, carries interest at a floating rate of the three-month LIBOR plus 1.80% (resetting on each quarterly payment date), and is due on December 15, 2036. Both junior subordinated debentures are redeemable by the Company, subject to prior approval by the Federal Reserve Bank, on any quarterly payment date. The junior subordinated debentures represent the sole asset of Trust I and Trust II. The trusts are not included in the consolidated financial statements. The net effect of all agreements assumed with respect to Trust I and Trust II is that the Company, through payments on its debentures, is liable for the distributions and other payments required on the trusts’ preferred securities. Trust I and Trust II also provide the Company with $12.0 million in Tier 1 capital for regulatory capital purposes. Interest on all debentures is current. Applicable discounts (initially recorded to carry the acquired debentures at their then estimated fair value) are being accreted to interest expense over the remaining life of the debentures, and total $1.4 million at March 31, 2023.

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

Securities available for sale consist of U.S. treasury securities, obligations of states and political subdivision, mortgage-backed securities, and corporate notes. Securities classified as available for sale, which management has the intent and ability to hold for an indefinite period of time, but not necessarily to maturity, are carried at fair value, with unrealized gains and losses, net of related deferred income taxes, included in stockholders’ equity as a separate component of other comprehensive income. The fair value of securities available for sale totaled $197.9 million and included gross unrealized gains of $0.3 million and gross unrealized losses of $18.4 at March 31, 2023. At December 31, 2022, the fair value of securities available for sale totaled $304.6 million and included gross unrealized gains of $0.5 million and gross unrealized losses of $21.8 million.

Securities classified as held to maturity consist of U.S. treasury securities and obligations of states and political subdivisions. These securities, which management has the intent and ability to hold to maturity, are reported at amortized cost. Securities held to maturity totaled $78.0 million at March 31, 2023 and $45.1 million at December 31, 2022.

The Company had recognized net losses on sales of securities of $75,000 during the three months ended March 31, 2023. There were no sales of securities during the three months ended March 31, 2022.

The following tables set forth the composition and maturities of investment securities as of March 31, 2023 and December 31, 2022. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

			After One, But		After Five, But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
At March 31, 2023	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)

	(dollars in thousands)
Available for sale securities
U.S. Treasury securities	$—	—%	$14,833	1.2%	$34,802	1.5%	$—	—%	$49,635	1.4%
Obligations of U.S. Government sponsored agencies	—	—%	2,397	5.2%	16,651	2.3%	14,055	2.4%	33,103	2.5%
Obligations of states and political subdivisions	2,075	4.1%	6,065	4.0%	15,720	3.4%	42,580	2.8%	66,440	3.1%
Mortgage-backed securities	3,326	2.4%	12,524	3.0%	13,320	4.1%	15,340	3.6%	44,510	3.5%
Corporate notes	—	—%	4,986	3.3%	14,139	3.6%	1,855	6.5%	20,980	3.8%
Certificates of deposit	1,249	1.9%	—	—%	—	—%	—	—%	1,249	1.9%
Total available for sale securities	$6,650	2.9%	$40,805	2.7%	$94,632	2.6%	$73,830	3.0%	$215,917	2.8%
Held to maturity securities
U.S. Treasury securities	$7,946	3.4%	$61,007	3.6%	$4,154	4.4%	$—	—	$73,107	3.6%
Obligations of states and political subdivisions	1,063	2.6%	2,991	2.6%	871	3.1%	—	—%	4,925	2.7%
Total held to maturity securities	$9,009	3.3%	$63,998	3.5%	$5,025	4.2%	$—	—%	$78,032	3.5%
Total	$15,659	3.1%	$104,803	3.2%	$99,657	2.7%	$73,830	3.0%	$293,949	3.0%

			After One, But		After Five, But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
At December 31, 2022	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)

	(dollars in thousands)
Available for sale securities
U.S. Treasury securities	$99,991	1.2%	$9,857	1.2%	$39,766	1.5%	$—	—%	149,614	1.3%
Obligations of U.S. Government sponsored agencies	—	—%	—	—%	12,846	1.5%	12,089	1.9%	24,935	1.7%
Obligations of states and political subdivisions	3,927	3.0%	5,541	3.6%	24,338	3.5%	56,895	3.0%	90,701	3.2%
Mortgage-backed securities	3,358	2.4%	9,829	2.9%	12,608	3.2%	12,906	3.4%	38,701	3.1%
Corporate notes	—	—%	4,983	3.3%	14,674	3.6%	1,348	8.6%	21,005	3.8%
Certificates of deposit	503	1.1%	501	1.2%	—	—%	—	—%	1,004	1.2%
Total available for sale securities	$107,779	1.3%	$30,711	2.5%	$104,232	2.5%	$83,238	3.0%	$325,960	2.2%
Held to maturity securities
U.S. Treasury securities	$—	—%	$35,772	2.7%	$4,130	3.6%	$—	—%	39,902	2.9%
Obligations of states and political subdivisions	389	3.2%	3,935	2.6%	871	3.1%	—	—%	5,195	2.7%
Total held to maturity securities	$389	3.2%	$39,707	2.7%	$5,001	4.2%	$—	—%	$45,097	2.9%
Total	$108,168	1.3%	$70,418	2.6%	$109,233	2.6%	$83,238	3.0%	$371,057	2.3%
(1)	Weighted Average Yield is shown on a fully taxable equivalent basis using a federal tax rate of 21%.

The Company evaluates securities for potential credit losses on at least a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to (1) credit quality of individual securities and their issuers are assessed; (2) the length of time and the extent to which the fair value has been less than cost; (3) the financial condition and near-term prospects of the issuer; and (4) that the Company does not have the intent to sell the security and it is more likely than not that it will not have to sell the security before recovery of its cost basis.

As of March 31, 2023 and December 31, 2022, no allowance for credit losses on securities AFS was recognized. The Company does not consider its securities AFS with unrealized losses to be attributable to credit-related factors, as the unrealized losses in each category have occurred as a result of changes in noncredit-related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. Furthermore, the Company does not have the intent to sell any of these securities AFS and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost.

Furthermore, the Company does not believe there are any expected credit losses in its HTM securities portfolio at March 31, 2023 or December 31, 2022. All U.S. Treasury securities have the full faith and credit backing of the United States government and the amount of obligations of states and political subdivisions is immaterial to the financial statements.

As of March 31, 2023, 224 debt securities had gross unrealized losses, with an aggregate depreciation of 8.7% from our amortized cost basis. The largest unrealized loss percentage of any single security was 27.2% (or $0.5 million) of its amortized cost. The largest unrealized dollar loss of any security was $1.3 million (or 13.4%).

As of December 31, 2022, 267 debt securities had gross unrealized losses, with an aggregate depreciation of 6.9% from our amortized cost basis. The largest unrealized loss percentage of any single security was 30.4% (or $0.6 million) of its amortized cost. The largest unrealized dollar loss of any single security was $1.5 million (or 15.4%).

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

Our liquidity is maintained through our investment portfolio, deposits, borrowings from the FHLB, and lines available from correspondent banks. Our highest priority is placed on growing noninterest bearing deposits through strong community involvement in the markets that we serve. Borrowings and brokered deposits are considered short-term supplements to our overall liquidity but are not intended to be relied upon for long-term needs. The Company currently has $1.12 billion in availability between borrowings and brokered deposits for future funding if liquidity needs were to develop. We believe that our present position is adequate to meet our current and future liquidity needs, and management knows of no trend or event that will have a material impact on the Company’s ability to maintain liquidity at satisfactory levels.

Capital Adequacy. Total stockholders’ equity was $562.4 million at March 31, 2023 compared to $453.1 million at December 31, 2022.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, requires the federal bank regulatory agencies to take “prompt corrective action” regarding depository institutions that do not meet minimum capital requirements. FDICIA establishes five regulatory capital tiers: “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized”. A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. The FDICIA imposes progressively more restrictive restraints on operations, management and capital distributions, depending on the category in which an institution is classified. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions may not accept brokered deposits absent a waiver from the FDIC, are subject to growth limitations and are required to submit capital restoration plans for regulatory approval. A depository institution’s holding company must guarantee any required capital restoration plan, up to an amount equal to the lesser of 5 percent of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. Federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. All of the federal bank regulatory agencies have adopted regulations establishing relevant capital measures and relevant capital levels for federally insured depository institutions. The Bank was well capitalized at March 31, 2023, and brokered deposits are not restricted.

To be well-capitalized, the Bank must maintain at least a 6.5% CET1 to risk-weighted assets ratio, an 8.0% Tier 1 capital to risk-weighted assets ratio, a 10.0% Total capital to risk-weighted assets ratio, and a 5.0% leverage ratio.

The Bank’s regulatory capital ratios were above the applicable well-capitalized standards and met the then-applicable capital conservation buffer. Based on current estimates, we believe that the Bank will continue to exceed all applicable well-capitalized regulatory capital requirements and the capital conservation buffer in 2023.

As a result of the Economic Growth Act, the federal banking agencies were required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s Tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under prompt corrective action statutes. The federal banking agencies may consider a financial institutions risk profile when evaluation whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies set the minimum capital for the new Community Bank Leverage Ratio at 9%. The Bank does not intend to opt into the Community Bank Leverage Ratio Framework.

On December 21, 2018, federal banking agencies issued a joint final rule to revise their regulatory capital rules to (i) address the upcoming implementation of CECL accounting standard under GAAP; (ii) provide an optional three-year phase-in period for the day-one adverse regulatory capital effects that banking organizations are expected to experience upon adopting CECL; and (iii) require the use of CECL in stress tests beginning with the 2020 capital planning and stress testing cycle for certain banking organizations. for more information regarding Accounting Standards Update No. 2016-13, which introduced CECL as the methodology to replace the current “incurred loss” methodology for financial assets measured at amortized cost, and changed the approaches for recognizing and recording credit losses on available-for-sale debt securities and purchased credit impaired financial assets, including the required implementation date for the Company, see the Company’s Annual Report.

Federal banking regulators have issued risk-based capital guidelines, which assign risk factors to asset categories and off-balance-sheet items. The following table reflects capital ratios computed utilizing the implemented Basel III regulatory capital framework discussed above:

					Minimum Capital Required		Minimum To Be Well-
			Minimum Capital		for Capital Adequacy Plus		Capitalized Under prompt
			Required for Capital		Capital Conservation Buffer		corrective Action
	Actual		Adequacy		Basel III Phase-In Schedule		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
At March 31, 2023
Bank First Corporation:
Total capital (to risk-weighted assets)	$446,630	12.6%	284,468	8.0%	373,364	10.5%	N/A	N/A
Tier I capital (to risk-weighted assets)	388,043	10.9%	213,351	6.0%	302,247	8.5%	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	376,043	10.6%	160,013	4.5%	248,909	7.0%	N/A	N/A
Tier I capital (to average assets)	388,043	10.5%	148,288	4.0%	148,288	4.0%	N/A	N/A
Bank First, N.A:
Total capital (to risk-weighted assets)	$433,545	12.2%	284,248	8.0%	373,076	10.5%	355,310	10.0%
Tier I capital (to risk-weighted assets)	398,458	11.2%	213,186	6.0%	302,014	8.5%	284,248	8.0%
Common equity tier I capital (to risk-weighted assets)	398,458	11.2%	159,890	4.5%	248,717	7.0%	230,952	6.5%
Tier I capital (to average assets)	398,458	10.8%	147,761	4.0%	147,761	4.0%	184,701	5.0%
At December 31, 2022
Bank First Corporation:
Total capital (to risk-weighted assets)	$387,814	12.2%	253,689	8.0%	332,967	10.5%	N/A	N/A
Tier I capital (to risk-weighted assets)	341,634	10.8%	190,627	6.0%	269,545	8.5%	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	341,634	10.8%	142,700	4.5%	221,978	7.0%	N/A	N/A
Tier I capital (to average assets)	341,634	9.7%	140,992	4.0%	140,992	4.0%	N/A	N/A
Bank First, N.A:
Total capital (to risk-weighted assets)	$372,312	11.8%	253,504	8.0%	332,724	10.5%	316,880	10.0%
Tier I capital (to risk-weighted assets)	349,632	11.0%	190,128	6.0%	269,348	8.5%	253,504	8.0%
Common equity tier I capital (to risk-weighted assets)	349,632	11.0%	142,596	4.5%	221,816	7.0%	205,972	6.5%
Tier I capital (to average assets)	349,632	9.9%	140,887	4.0%	140,887	4.0%	176,108	5.0%

As previously mentioned, the Company carried $23.5 million of subordinated debt as of March 31, 2023 and December 31, 2022, and $12.0 million in junior subordinated debentures as of March 31, 2023, all of which is included in total capital for the Company in the tables above.

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

Loan commitments and standby and direct pay letters of credit do not necessarily represent our future cash requirements because while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. Our off-balance sheet arrangements at the dates indicated were as follows:

	Amounts of Commitments Expiring - By Period as of March 31, 2023
		Less Than One	One to Three	Three to Five
Other Commitments	Total	Year	Years	Years	After Five Years

	(dollars in thousands)
Unused lines of credit	$754,017	$358,405	$98,482	$74,151	$222,979
Standby and direct pay letters of credit	11,379	9,145	1,398	653	183
Credit card arrangements	18,379	—	—	—	18,379
Total commitments	$783,775	$367,550	$99,880	$74,804	$241,541

	Amounts of Commitments Expiring - By Period as of December 31, 2022
		Less Than	One to	Three to	After Five
Other Commitments	Total	One Year	Three Years	Five Years	Years

	(dollars in thousands)
Unused lines of credit	$660,564	$299,202	$91,567	$52,037	$217,758
Standby and direct pay letters of credit	10,343	8,023	1,415	722	183
Credit card arrangements	17,364	—	—	—	17,364
Total commitments	$688,271	$307,225	$92,982	$52,759	$235,305

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

As of March 31, 2023:

Change in Interest Rates	Percentage Change in
(in Basis Points)	Net Interest Income
+400	(1.7)%
+300	(1.3)%
+200	(0.9)%
+100	(0.3)%
-100	(0.5)%

As of December 31, 2022:

Change in Interest Rates	Percentage Change in
(in Basis Points)	Net Interest Income
+400	3.6%
+300	2.7%
+200	2.1%
+100	1.5%
-100	(4.4)%

Economic Value of Equity Analysis. We also analyze the sensitivity of the Company’s financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between estimated changes in the present value of the Company’s assets and estimated changes in the present value of the Company’s liabilities assuming various changes in current interest rates. The Company’s economic value of equity analysis as of March 31, 2023 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Company would experience a 3.15% increase in the economic value of equity. At the same date, our analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, the Company would experience a 1.72% decrease in the economic value of equity. The estimates of changes in the economic value of our equity require us to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on the economic value of our equity. Although our economic value of equity analysis provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of our equity and will differ from actual results.

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

Changes in Internal Control Over Financial Reporting

No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

We are a party to various litigation in the normal course of business. Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on our financial position, results of operations or liquidity.

ITEM 1A.     RISK FACTORS

Additional information regarding risk factors appears in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements” of this Form 10-Q and in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes during the quarterly period ended March 31, 2023 to the risk factors previously disclosed in the Company’s Annual Report.

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

				Total Number	Maximum Number
				of Shares Repurchased as	of Shares
				Part of	that May Yet Be
	Total Number of Shares		Average Price Paid per	Publicly Announced	Purchased Under the
(in thousands, except per share data)	Repurchased		Share(1)	Plans or Programs	Plans or Programs(2)
January 2023	5,570		$77.55	5,570	267,890
February 2023	958		77.37	958	266,932
March 2023	83,285	(3)	78.19	74,986	191,946
Total	89,813		$78.14	81,514	191,146
(1)	The average price paid per share is calculated on a trade date basis for all open market transactions and excludes commissions and other transaction expenses.
(2)	Based on the closing per share price as of March 31, 2023 ($73.58).
(3)	Includes shares repurchased by the Company from employees in satisfaction of tax withholding obligations.

The Inflation Reduction Act of 2022 (“IRA”) created a new nondeductible 1% excise tax on repurchases of corporate stock by certain publicly traded corporations or their specified affiliates after December 31, 2022. The tax is imposed on the fair value of the stock of a covered corporation that is repurchased in a given year, less the fair market value of any stock issued in that year. The Company falls under the definition of a “covered corporation”. The excise tax applies to all of the stock of a covered corporation regardless of whether the corporation has profits or losses. The impact of the IRA on our consolidated financial statements will be dependent on the extent of stock repurchases made in current and future periods.

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

BANK FIRST CORPORATION

DATE:	May 10, 2023	BY:	/s/Kevin M. LeMahieu
Kevin M. LeMahieu
Chief Financial Officer
(Principal Financial and Accounting Officer)