Form 10-Q
period 2023-06-30
Bank First Corp
filed 2023-08-09
CIK 1746109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of August 9, 2023 was 10,389,859 shares.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS:

BANK FIRST CORPORATION

Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2023	December 31, 2022
	(Unaudited)	(Audited)

Assets
Cash and due from banks	$50,113	$51,524
Interest-bearing deposits	61,213	67,827
Cash and cash equivalents	111,326	119,351
Securities held to maturity, at amortized cost ($76,118 and $43,770 fair value at June 30, 2023 and December 31, 2022, respectively)	77,708	45,097
Securities available for sale, at fair value ($211,767 and $325,960 amortized cost at June 30, 2023 and December 31, 2022, respectively)	191,303	304,637
Loans held for sale	1,560	648
Loans	3,314,481	2,893,978
Allowance for credit losses - loans ("ACL-Loans")	(43,409)	(22,680)
Loans, net	3,271,072	2,871,298
Premises and equipment, net	66,958	56,448
Goodwill	175,104	110,206
Other investments	21,521	16,495
Cash value of life insurance	60,489	46,050
Core deposit intangibles, net	30,225	16,829
Mortgage servicing rights ("MSR")	13,504	9,582
Other real estate owned (“OREO”)	2,239	2,520
Investment in minority-owned subsidiaries	45,415	44,180
Other assets	23,647	17,091
TOTAL ASSETS	$4,092,071	$3,660,432
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Interest-bearing deposits	$2,321,893	$2,126,137
Noninterest-bearing deposits	1,083,843	934,092
Total deposits	3,405,736	3,060,229
Securities sold under repurchase agreements	23,802	97,196
Notes payable	35,825	1,929
Subordinated notes	23,500	23,500
Junior subordinated debentures	10,944	—
Other liabilities	21,392	24,475
Total liabilities	3,521,199	3,207,329
Stockholders’ equity:
Serial preferred stock - $0.01 par value
Authorized - 5,000,000 shares	—	—
Common stock - $0.01 par value
Authorized - 20,000,000 shares
Issued - 11,515,130 and 10,064,858 shares as of June 30, 2023 and December 31, 2022, respectively
Outstanding - 10,389,240 and 9,021,697 shares as of June 30, 2023 and December 31, 2022, respectively	115	101
Additional paid-in capital	332,718	218,263
Retained earnings	304,525	295,496
Treasury stock, at cost - 1,125,890 and 1,043,161 shares as of June 30, 2023 and December 31, 2022, respectively	(51,548)	(45,191)
Accumulated other comprehensive loss	(14,938)	(15,566)
Total stockholders’ equity	570,872	453,103
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,092,071	$3,660,432

See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statements of Income

(In thousands, except per share data) (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Interest income:
Loans, including fees	$42,665	$23,472	$80,756	$45,778
Securities:
Taxable	1,946	1,388	4,021	2,676
Tax-exempt	243	437	546	886
Other	1,075	523	1,508	700
Total interest income	45,929	25,820	86,831	50,040
Interest expense:
Deposits	10,084	1,741	17,534	3,302
Securities sold under repurchase agreements	570	2	1,131	5
Borrowed funds	1,003	597	1,660	963
Total interest expense	11,657	2,340	20,325	4,270
Net interest income	34,272	23,480	66,506	45,770
Provision for credit losses	—	500	4,182	1,700
Net interest income after provision for credit losses	34,272	22,980	62,324	44,070
Noninterest income:
Service charges	1,766	1,441	3,365	2,863
Income from Ansay and Associates, LLC (“Ansay”)	950	819	2,021	1,645
Income from UFS, LLC (“UFS”)	770	563	1,660	1,268
Loan servicing income	749	448	1,385	886
Valuation adjustment on MSR	(548)	1,511	231	1,961
Net gain on sales of mortgage loans	236	403	376	1,074
Net gain (loss) on sales and valuations of OREO	(489)	(25)	(489)	146
Other	631	391	1,365	942
Total noninterest income	4,065	5,551	9,914	10,785
Noninterest expense:
Salaries, commissions, and employee benefits	9,870	7,006	19,782	14,181
Occupancy	1,317	1,214	2,908	2,329
Data processing	2,094	1,431	3,958	2,776
Postage, stationery, and supplies	224	144	604	327
Net loss on sale of securities	—	—	75	—
Advertising	85	55	166	144
Charitable contributions	228	235	451	403
Outside service fees	1,347	1,386	3,549	2,558
Amortization of intangibles	1,672	294	3,094	587
Other	2,620	1,454	4,534	2,645
Total noninterest expense	19,457	13,219	39,121	25,950
Income before provision for income taxes	18,880	15,312	33,117	28,905
Provision for income taxes	4,748	3,658	8,305	7,068
Net Income	$14,132	$11,654	$24,812	$21,837
Earnings per share - basic	$1.37	$1.55	$2.46	$2.89
Earnings per share - diluted	$1.37	$1.55	$2.46	$2.89

See accompanying notes to unaudited consolidated financial statements

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statements of Comprehensive Income

(In thousands) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Net Income	$14,132	$11,654	$24,812	$21,837
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities:
Unrealized holding gains (losses) arising during period	(2,441)	(10,193)	785	(21,424)
Amortization of unrealized holding gains on securities transferred from available for sale to held to maturity	—	—	—	(1)
Reclassification adjustment for losses included in net income	—	—	75	—
Income tax (expense) benefit	659	2,752	(232)	5,785
Total other comprehensive (loss) income	(1,782)	(7,441)	628	(15,640)
Comprehensive income	$12,350	$4,213	$25,440	$6,197

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statement of Stockholders’ Equity

(In thousands, except share and per share data) (Unaudited)

						Accumulated
	Serial		Additional			Other	Total
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive	Stockholders'
	Stock	Stock	Capital	Earnings	Stock	Income (loss)	Equity

Balance at January 1, 2022	$—	$85	$93,149	$258,104	$(32,294)	$3,609	$322,653
Net income	—	—	—	10,183	—	—	10,183
Other comprehensive loss	—	—	—	—	—	(8,199)	(8,199)
Purchase of treasury stock	—	—	—	—	(5,018)	—	(5,018)
Sale of treasury stock	—	—	—	—	37	—	37
Cash dividends on common stock ($0.22 per share)	—	—	—	(1,673)	—	—	(1,673)
Amortization of stock-based compensation	—	—	320	—	—	—	320
Vesting of restricted stock awards	—	—	(1,303)	—	1,303	—	—

Balance at March 31, 2022	—	85	92,166	266,614	(35,972)	(4,590)	318,303
Net income	—	—	—	11,654	—	—	11,654
Other comprehensive loss	—	—	—	—	—	(7,441)	(7,441)
Purchase of treasury stock	—	—	—	—	(7,186)	—	(7,186)
Sale of treasury stock	—	—	—	—	23	—	23
Cash dividends ($0.22 per share)	—	—	—	(1,638)	—	—	(1,638)
Amortization of stock-based compensation	—	—	447	—	—	—	447
Vesting of restricted stock awards	—	—	—	—	—	—	—

Balance at June 30, 2022	$—	$85	$92,613	$276,630	$(43,135)	$(12,031)	$314,162

Balance at January 1, 2023	$—	$101	$218,263	$295,496	$(45,191)	$(15,566)	$453,103
Net income	—	—	—	10,680	—	—	10,680
Other comprehensive income	—	—	—	—	—	2,410	2,410
Purchase of treasury stock	—	—	—	—	(6,727)	—	(6,727)
Sale of treasury stock	—	—	—	—	37	—	37
Cash dividends on common stock ($0.25 per share)	—	—	—	(2,616)	—	—	(2,616)
Amortization of stock-based compensation	—	—	456	—	—	—	456
Vesting of restricted stock awards	—	—	(1,585)	—	1,585	—	—
Adoption of new accounting pronouncement (See Note 1)	—	—	—	(10,050)	—	—	(10,050)
Shares issued in the acquisition of Hometown Bancorp, Ltd. (1,450,272 shares)	—	14	115,065	—	—	—	115,079

Balance at March 31, 2023	—	115	332,199	293,510	(50,296)	(13,156)	562,372
Net income	—	—	—	14,132	—	—	14,132
Other comprehensive loss	—	—	—	—	—	(1,782)	(1,782)
Purchase of treasury stock	—	—	—	—	(1,341)	—	(1,341)
Sale of treasury stock	—	—	—	—	44	—	44
Cash dividends ($0.30 per share)	—	—	—	(3,117)	—	—	(3,117)
Amortization of stock-based compensation	—	—	564	—	—	—	564
Vesting of restricted stock awards	—	—	(45)	—	45	—	—

Balance at June 30, 2023	$—	$115	$332,718	$304,525	$(51,548)	$(14,938)	$570,872

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Six Months Ended June 30,
	2023	2022

Cash flows from operating activities:
Net income	$24,812	$21,837
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	4,182	1,700
Depreciation and amortization of premises and equipment	1,017	798
Amortization of intangibles	3,094	587
Net amortization (accretion) of securities	(1,017)	291
Amortization of stock-based compensation	1,020	767
Accretion of purchase accounting valuations	(4,380)	(566)
Net change in deferred loan fees and costs	(1,159)	(890)
Change in fair value of MSR and other investments	(358)	(2,137)
Net loss (gain) on sale of OREO and valuation allowance	489	(146)
Proceeds from sales of mortgage loans	33,531	58,572
Originations of mortgage loans held for sale	(34,067)	(57,454)
Gain on sales of mortgage loans	(376)	(1,074)
Realized loss on sale of securities	75	—
Undistributed income of UFS joint venture	(1,660)	(1,268)
Undistributed income of Ansay joint venture	(2,021)	(1,645)
Net earnings on life insurance	(731)	(378)
Decrease (increase) in other assets	(2,617)	877
Decrease in other liabilities	(4,671)	(9,798)
Net cash provided by operating activities	15,163	10,073
Cash flows from investing activities, net of effects of business combination:
Activity in securities available for sale and held to maturity:
Sales	34,197	—
Maturities, prepayments, and calls	116,568	7,891
Purchases	—	(137,299)
Net increase in loans	(12,437)	(150,307)
Dividends received from UFS	1,457	1,239
Dividends received from Ansay	990	909
Proceeds from sale of OREO	1,485	320
Proceeds from sales of other investments	—	13
Net sales (purchases) of Federal Home Loan Bank (“FHLB”) stock	262	(10,397)
Net purchases of Federal Reserve Bank (“FRB”) stock	(3,970)	—
Purchases of premises and equipment	(6,752)	(1,945)
Net cash received in business combination	89,959	—
Net cash provided by (used in) investing activities	221,759	(289,576)

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statements of Cash Flows (Continued)

(In thousands) (Unaudited)

	Six Months Ended June 30,
	2023	2022

Cash flows from financing activities, net of effects of business combination:
Net increase (decrease) in deposits	$(187,026)	$73,330
Net decrease in securities sold under repurchase agreements	(73,394)	(24,997)
Proceeds from advances of notes payable	121,700	3,021,000
Repayment of notes payable	(92,507)	(3,027,250)
Dividends paid	(5,733)	(3,311)
Proceeds from sales of common stock	81	98
Repurchase of common stock	(8,068)	(12,242)
Net cash provided by (used in) financing activities	(244,947)	26,628
Net decrease in cash and cash equivalents	(8,025)	(252,875)
Cash and cash equivalents at beginning of period	119,351	296,860
Cash and cash equivalents at end of period	$111,326	$43,985

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$17,546	$4,299
Income taxes	8,606	6,335
Supplemental schedule of noncash activities:
MSR resulting from sale of loans	389	269
Amortization of unrealized holding gains on securities transferred from available for sale to held to maturity recognized in other comprehensive income, net of tax	—	(1)
Change in unrealized gains and losses on investment securities available for sale, net of tax	628	(15,639)

Acquisition:
Fair value of assets acquired	$615,105	$—
Fair value of liabilities assumed	549,564	—
Net assets acquired	$65,541	$—
Common stock issued in acquisition	$115,079	$—

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

The fair value of the assets acquired and liabilities assumed on February 10, 2023 was as follows:

	As Recorded by	Fair Value	As Recorded by
	Hometown	Adjustments	the Company
Cash, cash equivalents and securities	$174,582	$(1,010)	$173,572
Other investments	1,195	—	1,195
Loans, net	406,168	(10,367)	395,801
Premises and equipment, net	7,577	(1,109)	6,468
Core deposit intangible	405	16,085	16,490
Other assets	28,011	(6,432)	21,579
Total assets acquired	$617,938	$(2,833)	$615,105

Deposits	$532,165	$209	$532,374
Other borrowings	5,000	(331)	4,669
Junior subordinated debentures	12,372	(1,464)	10,908
Other liabilities	469	1,144	1,613
Total liabilities assumed	$550,006	$(442)	$549,564

Excess of assets acquired over liabilities assumed	$67,932	$(2,391)	$65,541
Less: purchase price			130,452
Goodwill			64,911
Refinement to fair value estimates (1)			(21)
Goodwill (after refinement)			$64,890
(1)	Refinement consists of adjustments to the initial fair value estimates of other assets and liabilities.

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

The Company accounted for this transaction under the acquisition method of accounting, and thus, the financial position and results of operations of Hometown prior to the consummation date was not included in the accompanying consolidated financial statements. The accounting required assets purchased and liabilities assumed to be recorded at their respective fair values at the date of acquisition. The Company determined the fair value of core deposit intangibles, securities, premises and equipment, loans, other assets and liabilities and deposits with the assistance of third-party valuations, appraisals and third-party advisors. The estimated fair values will be subject to refinement for up to one year after deal consummation as additional information becomes available relative to the closing date fair values.

For more information concerning the Company’s acquisitions, see “Note 2 – Acquisition” in the Company’s audited consolidated financial statements included in the Company’s Annual Report.

NOTE 3 – EARNINGS PER SHARE

The two-class method is used in the calculation of basic and diluted earnings per share. Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. There were no anti-dilutive stock options for the six months ended June 30, 2023 or 2022.

The following table presents the factors used in the earnings per share computations for the period indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2023	2022	2023	2022
Basic
Net income available to common shareholders	$14,132	$11,654	$24,812	$21,837
Less: Earnings allocated to participating securities	(80)	(93)	(144)	(172)
Net income allocated to common shareholders	$14,052	$11,561	$24,668	$21,665

Weighted average common shares outstanding including participating securities	10,389,790	7,516,892	10,083,026	7,557,909
Less: Participating securities (1)	(58,065)	(59,449)	(58,467)	(59,170)
Average shares	10,331,725	7,457,443	10,024,559	7,498,739

Basic earnings per common shares	$1.37	$1.55	$2.46	$2.89

Diluted
Net income available to common shareholders	$14,132	$11,654	$24,812	$21,837

Weighted average common shares outstanding for basic earnings per common share	10,331,725	7,457,443	10,024,559	7,498,739
Add: Dilutive effects of stock based compensation awards	14,850	15,118	22,728	19,027
Average shares and dilutive potential common shares	10,346,575	7,472,561	10,047,287	7,517,766
Diluted earnings per common share	$1.37	$1.55	$2.46	$2.89
(1)	Participating securities are restricted stock awards whereby the stock certificates have been issued, are included in outstanding shares, receive dividends and can be voted, but have not vested.

NOTE 4 – SECURITIES

The following is a summary of available for sale securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
June 30, 2023
U.S. Treasury securities	$49,647	$—	$(6,580)	$43,067
Obligations of U.S. Government sponsored agencies	32,784	3	(3,411)	29,376
Obligations of states and political subdivisions	63,958	21	(6,474)	57,505
Mortgage-backed securities	43,430	25	(1,982)	41,473
Corporate notes	20,955	—	(2,050)	18,905
Certificates of deposit	993	—	(16)	977
Total available for sale securities	$211,767	$49	$(20,513)	$191,303

December 31, 2022
U.S. Treasury securities	$149,614	$—	$(7,517)	$142,097
Obligations of U.S. Government sponsored agencies	24,935	—	(3,186)	21,749
Obligations of states and political subdivisions	90,701	88	(7,603)	83,186
Mortgage-backed securities	38,701	—	(2,064)	36,637
Corporate notes	21,005	381	(1,392)	19,994
Certificates of deposit	1,004	—	(30)	974
Total available for sale securities	$325,960	$469	$(21,792)	$304,637

The following is a summary of held to maturity securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
June 30, 2023
U.S. Treasury securities	$73,556	$122	$(1,711)	$71,967
Obligations of states and political subdivisions	4,152	—	(1)	4,151
Total held to maturity securities	$77,708	$122	$(1,712)	$76,118

December 31, 2022
U.S. Treasury securities	$39,902	$115	$(1,440)	$38,577
Obligations of states and political subdivisions	5,195	—	(2)	5,193
Total held to maturity securities	$45,097	$115	$(1,442)	$43,770

The following table shows the fair value and gross unrealized losses of securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		Greater Than 12 Months		Total
							Number
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	of
	Value	Losses	Value	Losses	Value	Losses	Securities

June 30, 2023 - Available for Sale
U.S. Treasury securities	$—	$—	$43,067	$(6,580)	$43,067	$(6,580)	9
Obligations of U.S. Government sponsored agencies	9,517	(204)	19,036	(3,207)	28,553	(3,411)	26
Obligations of states and political subdivisions	13,624	(377)	38,037	(6,097)	51,661	(6,474)	69
Mortgage-backed securities	24,647	(1,325)	13,933	(657)	38,580	(1,982)	111
Corporate notes	4,850	(139)	12,194	(1,911)	17,044	(2,050)	9
Certificate of Deposits	—	—	977	(16)	977	(16)	4
Totals	$52,638	$(2,045)	$127,244	$(18,468)	$179,882	$(20,513)	228

June 30, 2023 - Held to Maturity
U.S. Treasury securities	$39,755	$(549)	$27,913	$(1,162)	$67,668	$(1,711)	51
Obligations of states and political subdivisions	218	(1)	—	—	218	(1)	1
Totals	$39,973	$(550)	$27,913	$(1,162)	$67,886	$(1,712)	52

December 31, 2022 - Available for Sale
U.S. Treasury securities	$99,433	$(559)	$42,664	$(6,958)	$142,097	$(7,517)	12
Obligations of U.S. Government sponsored agencies	6,735	(652)	15,014	(2,534)	21,749	(3,186)	16
Obligations of states and political subdivisions	50,839	(2,650)	15,933	(4,953)	66,772	(7,603)	103
Mortgage-backed securities	35,731	(1,993)	879	(71)	36,610	(2,064)	107
Corporate notes	9,701	(920)	3,080	(472)	12,781	(1,392)	8
Certificate of Deposits	974	(30)	—	—	974	(30)	4
Totals	$203,413	$(6,804)	$77,570	$(14,988)	$280,983	$(21,792)	250

December 31, 2022 - Held to Maturity
U.S. Treasury securities	$29,464	$(1,306)	$4,868	$(134)	$34,332	$(1,440)	15
Obligations of states and political subdivisions	417	(2)	—	—	417	(2)	2
Totals	$29,881	$(1,308)	$4,868	$(134)	$34,749	$(1,442)	17

As of June 30, 2023, no allowance for credit losses has been recognized on available for sale securities in an unrealized loss position as the Company does not believe any of the debt securities are credit impaired. This is based on the Company’s analysis of the risk characteristics, including credit ratings, and other qualitative factors related to these securities. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the debt securities before recovery of their amortized cost, which may be at maturity. The unrealized losses have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration.

Furthermore, based on its analysis the Company has determined that held to maturity securities have zero expected credit losses. U.S. Treasury securities have the full faith and credit backing of the United States Government and the amount of Obligations of states and political subdivisions at June 30, 2023 are not material to the financial statements.

The following is a summary of amortized cost and estimated fair value of securities by contractual maturity as of June 30, 2023. Contractual maturities will differ from expected maturities for mortgage-backed securities because borrowers may have the right to call or prepay obligations without penalties.

	Available for Sale		Held to Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$5,982	$5,828	$9,907	$9,794
Due after one year through 5 years	26,624	24,737	62,753	61,154
Due after 5 years through ten years	79,587	70,436	5,048	5,170
Due after 10 years	56,144	48,829	—	—
Subtotal	168,337	149,830	77,708	76,118
Mortgage-backed securities	43,430	41,473	—	—
Total	$211,767	$191,303	$77,708	$76,118

As of June 30, 2023 and December 31, 2022, the carrying values of securities pledged to secure public deposits, securities sold under repurchase agreements, and for other purposes required or permitted by law were approximately $161.8 million and $226.9 million, respectively.

Sales of securities available for sale produced $34.2 million in proceeds, $0.1 million in gross gains and $0.2 million in gross losses for the six months ended June 30, 2023. There were no sales of securities during the six months ended June 30, 2022.

NOTE 5 – LOANS, ALLOWANCE FOR CREDIT LOSSES, AND CREDIT QUALITY

The following table presents total loans by portfolio segment and class of loan as of June 30, 2023 and December 31, 2022:

	2023	2022
Commercial/industrial	$534,323	$492,563
Commercial real estate - owner occupied	905,763	717,401
Commercial real estate - non-owner occupied	760,808	681,783
Construction and development	183,520	200,022
Residential 1‑4 family	867,156	739,339
Consumer	49,256	44,796
Other	15,642	18,905
Subtotals	3,316,468	2,894,809
ACL - Loans	(43,409)	(22,680)
Loans, net of ACL - Loans	3,273,059	2,872,129
Deferred loan fees, net	(1,987)	(831)
Loans, net	$3,271,072	$2,871,298

The ACL - Loans is based on the Company’s evaluation of historical default and loss experience, current and projected economic conditions, asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay a loan, the estimated value of any underlying collateral, composition of the loan portfolio and other relevant factors. Loans with similar risk characteristics are evaluated in pools and, depending on the nature of each identified pool, the Company utilizes a discounted cash flow (“DCF”), probability of default / loss given default (“PD/LGD”) or remaining life method. The historical loss experience estimate by pool is then adjusted by forecast factors that are quantitatively related to the Company’s historical credit loss experience, such as national unemployment rates, gross domestic product and indexes which are indicative of the value of underlying collateral. Losses are forecasted over the expected life of the loan, first by predicting over a period of time determined to be reasonable and supportable (currently four calendar quarters), and at the end of the reasonable and supportable period reverting to long term historical averages.. The reasonable and supportable period and reversion period are re-evaluated each quarter by the Company and are dependent on the current economic environment among other factors. The expected credit losses for each loan pool are then adjusted for changes in qualitative factors not inherently considered in the quantitative analyses. The qualitative adjustments either increase or decrease the quantitative model estimation. The Company considers factors that are relevant within the qualitative framework which include the following: lending policy, changes in nature and volume of loans, staff experience, changes in volume and trends of problem loans, concentration risk, trends in underlying collateral values, external factors, quality of loan review system and other economic conditions. Expected credit losses for loans that no longer share similar risk characteristics with the collectively evaluated pools are excluded from the collective evaluation and estimated on an individual basis. Individual evaluations are performed for nonaccrual loans, loans rated substandard, and modified loans (previously classified as TDRs). Specific allocations of the ACL for credit losses on individually evaluated loans are estimated on one of several methods, including the estimated fair value of the underlying collateral, observable market value of similar debt or the present value of expected cash flows.

A summary of the activity in the ACL - Loans by loan type as of June 30, 2023 is summarized as follows:

		Commercial	Commercial
		Real Estate -	Real Estate -	Construction
	Commercial /	Owner	Non - Owner	and	Residential
	Industrial	Occupied	Occupied	Development	1-4 Family	Consumer	Other	Total
ACL - Loans - January 1, 2023	$4,071	$5,204	$5,405	$1,592	$5,944	$314	$150	$22,680
Adoption of CECL	1,859	1,982	1,914	2,063	2,567	620	(33)	10,972
ACL - Loans on PCD loans acquired	1,082	4,424	—	—	28	—	—	5,534
Charge-offs	—	—	—	—	—	—	(55)	(55)
Recoveries	3	70	—	—	102	3	8	186
Provision	135	1,171	1,080	(417)	2,004	76	43	4,092
ACL - Loans - June 30, 2023	$7,150	$12,851	$8,399	$3,238	$10,645	$1,013	$113	$43,409

A summary of the activity in the allowance for loan losses (“ALL”) by loan type as of June 30, 2022 is as follows:

		Commercial	Commercial
		Real Estate -	Real Estate -	Construction
	Commercial /	Owner	Non - Owner	and	Residential
	Industrial	Occupied	Occupied	Development	1-4 Family	Consumer	Other	Total
ALL - January 1, 2022	$3,699	$5,633	$5,151	$984	$4,445	$224	$179	$20,315
Charge-offs	—	—	—	—	(39)	—	(18)	(57)
Recoveries	454	74	3	152	5	—	53	741
Provision	182	706	261	46	555	24	(74)	1,700
ALL June 30, 2022	4,335	6,413	5,415	1,182	4,966	248	140	22,699
ALL ending balance individually evaluated for impairment	150	—	794	—	—	—	—	944
ALL ending balance collectively evaluated for impairment	$4,185	$6,413	$4,621	$1,182	$4,966	$248	$140	$21,755
Loans outstanding - June 30, 2022	$394,999	$589,018	$575,106	$158,742	$616,609	$35,365	$18,601	$2,388,440
Loans ending balance individually evaluated for impairment	694	2,578	1,417	—	218	—	—	4,907
Loans ending balance collectively evaluated for impairment	$394,305	$586,440	$573,689	$158,742	$616,391	$35,365	$18,601	$2,383,533

In addition to the ACL-Loans, the Company has established an ACL-Unfunded Commitments, classified in other liabilities on the consolidated balance sheets. This allowance is maintained to absorb losses arising from unfunded loan commitments, and is determined quarterly based on methodology similar to the methodology for determining the ACL-Loans. The ACL - Unfunded Commitments was $3.5 million at June 30, 2023. See Note 10 for further information on commitments.

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

	Six Months Ended		Year Ended
	June 30, 2023	June 30, 2022	December 31, 2022
Provision for credit losses on:
Loans	$4,092	$1,700	$2,200
Unfunded Commitments	90	—	—
Total provision for credit losses	$4,182	$1,700	$2,200

The Company’s past due and non-accrual loans as of June 30, 2023 is summarized as follows:

		90 Days			Non-Accrual
	30-89 Days	or more			with no
	Past Due	Past Due	Non-		specifically
	Accruing	and Accruing	Accrual	Total	allocated ACL
Commercial/industrial	$78	$175	$785	$1,038	$47
Commercial real estate - owner occupied	190	—	3,334	3,524	3,334
Commercial real estate - non-owner occupied	—	—	—	—	—
Construction and development	—	—	—	—	—
Residential 1‑4 family	847	422	467	1,736	467
Consumer	13	4	14	31	14
Other	—	—	—	—	—
	$1,128	$601	$4,600	$6,329	$3,862

The Company’s past due and non-accrual loans as of December 31, 2022 is summarized as follows:

		90 Days
	30-89 Days	or more
	Past Due	Past Due
	Accruing	and Accruing	Non-Accrual	Total
Commercial/industrial	$192	$—	$418	$610
Commercial real estate - owner occupied	1,301	—	2,688	3,989
Commercial real estate - non-owner occupied	—	—	—	—
Construction and development	237	—	17	254
Residential 1‑4 family	774	268	505	1,547
Consumer	19	5	—	24
Other	—	—	—	—
	$2,523	$273	$3,628	$6,424

Interest recognized on non-accrual loans is considered immaterial to the consolidated financial statements for the six months ended June 30, 2023 and 2022.

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

Collateral Type
As of June 30, 2023		Other		Without an	With an	Allowance
	Real Estate	Business Assets	Total	Allowance	Allowance	Allocation
Commercial/industrial	$—	$1,605	$1,605	$—	$1,605	$1,277
Commercial real estate - owner occupied	16,763	—	16,763	3,277	13,486	4,054
Commercial real estate - non-owner occupied	—	—	—	—	—	—
Construction and development	—	—	—	—	—	—
Residential 1‑4 family	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total Loans	$16,763	$1,605	$18,368	$3,277	$15,091	$5,331

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

The following table presents total loans by risk ratings and year of origination. Loans acquired from other previously acquired institutions have been included in the table based upon the actual origination date.

	Amortized Cost Basis by Origination Year
As of June 30, 2023								Revolving
	2023	2022	2021	2020	2019	Prior	Revolving	to Term	Total
Commercial/industrial
Grades 1-4	$45,751	$142,793	$75,388	$63,403	$15,001	$25,878	$102,564	$-	$470,778
Grade 5	1,903	5,217	13,698	1,869	1,907	4,780	16,756	-	46,130
Grade 6	-	216	762	-	-	7	931	-	1,916
Grade 7	120	233	6,010	3,857	1,888	1,097	2,294	-	15,499
Grade 8	-	-	-	-	-	-	-	-	-
Total	$47,774	$148,459	$95,858	$69,129	$18,796	$31,762	$122,545	$-	$534,323
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate - owner occupied
Grades 1-4	$19,174	$106,813	$191,210	$127,458	$58,225	$207,706	$51,787	$-	$762,373
Grade 5	2,982	18,339	15,943	5,617	5,905	30,001	6,499	-	85,286
Grade 6	-	257	1,177	447	1,606	729	1,193	-	5,409
Grade 7	621	5,783	1,318	8,819	14,291	16,250	5,613	-	52,695
Grade 8	-	-	-	-	-	-	-	-	-
Total	$22,777	$131,192	$209,648	$142,341	$80,027	$254,686	$65,092	$-	$905,763
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied
Grades 1-4	$22,152	$94,708	$237,008	$129,194	$74,477	$158,387	$13,869	$-	$729,795
Grade 5	963	2,520	13,670	3,767	2,837	2,568	-	-	26,325
Grade 6	-	-	-	-	-	73	-	-	73
Grade 7	-	-	65	372	16	4,162	-	-	4,615
Grade 8	-	-	-	-	-	-	-	-	-
Total	$23,115	$97,228	$250,743	$133,333	$77,330	$165,190	$13,869	$-	$760,808
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Construction and development
Grades 1-4	$19,167	$82,547	$41,133	$5,741	$1,957	$5,119	$732	$-	$156,396
Grade 5	7,830	12,304	3,521	54	62	190	450	-	24,411
Grade 6	-	-	411	-	-	-	-	-	411
Grade 7	-	-	-	921	-	805	576	-	2,302
Grade 8	-	-	-	-	-	-	-	-	-
Total	$26,997	$94,851	$45,065	$6,716	$2,019	$6,114	$1,758	$-	$183,520
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Residential 1‑4 family
Grades 1-4	$60,308	$205,441	$209,510	$168,135	$45,265	$87,437	$77,804	$-	$853,900
Grade 5	1,193	3,357	798	79	393	2,140	416	-	8,376
Grade 6	162	-	85	-	-	183	87	-	517
Grade 7	32	417	30	1,047	105	2,559	173	-	4,363
Grade 8	-	-	-	-	-	-	-	-	-
Total	$61,695	$209,215	$210,423	$169,261	$45,763	$92,319	$78,480	$-	$867,156
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Consumer
Grades 1-4	$15,558	$15,670	$8,215	$5,712	$1,677	$1,494	$914	$-	$49,240
Grade 5	-	-	-	-	-	-	-	-	-
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	-	-	-	-	-	16	-	-	16
Grade 8	-	-	-	-	-	-	-	-	-
Total	$15,558	$15,670	$8,215	$5,712	$1,677	$1,510	$914	$-	$49,256
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Other
Grades 1-4	$215	$696	$601	$1,333	$78	$10,409	$2,218	$-	$15,550
Grade 5	-	-	-	-	-	-	92	-	92
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	-	-	-	-	-	-	-	-	-
Grade 8	-	-	-	-	-	-	-	-	-
Total	$215	$696	$601	$1,333	$78	$10,409	$2,310	$-	$15,642
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$55	$-	$55

Total Loans	$198,131	$697,311	$820,553	$527,825	$225,690	$561,990	$284,968	$-	$3,316,468

The breakdown of loans by risk rating as of December 31, 2022 is as follows:

	Pass (1-5)	6	7	8	Total
Commercial/industrial	$474,586	$3,708	$14,156	$—	$492,450
Commercial real estate - owner occupied	665,986	8,031	42,946	—	716,963
Commercial real estate - non-owner occupied	677,303	—	4,317	—	681,620
Construction and development	198,581	—	1,127	—	199,708
Residential 1‑4 family	736,146	151	3,217	—	739,514
Consumer	44,961	—	2	—	44,963
Other	18,760	—	—	—	18,760
	$2,816,323	$11,890	$65,765	$—	$2,893,978

On January 1, 2023, the Company adopted ASU 2022-02, which eliminated the accounting guidance for TDRs by creditors and enhanced the disclosure requirements for certain loan modifications to borrowers experiencing financial difficulty. Loans that were both experiencing financial difficulty and were modified during the six months ended June 30, 2023, were insignificant to these consolidated financial statements. The Company also had no new TDRs during the six months ended June 30, 2022.

The following tables present loans acquired with deteriorated credit quality and the change in the accretable and non-accretable components of the related discounts prior to the adoption of ASU 2016-13.

	December 31, 2022
		Unpaid
	Recorded	Principal
	Investment	Balance
Commercial & Industrial	$712	$1,091
Commercial real estate - owner occupied	2,539	2,843
Commercial real estate - non-owner occupied	—	—
Construction and development	—	—
Residential 1‑4 family	824	1,045
Consumer	—	—
Other	—	—
	$4,075	$4,979

	June 30, 2022		December 31, 2022
	Accretable	Non-accretable	Accretable	Non-accretable
	discount	discount	discount	discount
Balance at beginning of period	$813	$149	$813	$149
Acquired balance, net	—	—	292	211
Reclassifications between accretable and non-accretable	13	(13)	135	(135)
Accretion to loan interest income	(250)	—	(561)	—
Balance at end of period	$576	$136	$679	$225

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

Following is an analysis of activity in the MSR asset:

	Six Months Ended	Year Ended
	June 30, 2023	December 31, 2022
Fair value at beginning of period	$9,582	$5,016

Servicing asset additions	389	771
Loan payments and payoffs	(787)	(918)
Changes in valuation inputs and assumptions used in the valuation model	629	3,012
Amount recognized through earnings	231	2,865
MSR asset acquired	3,691	1,701
Fair value at end of period	$13,504	$9,582

Unpaid principal balance of loans serviced for others	$1,192,197	$866,941
Mortgage servicing rights as a percent of loans serviced for others	1.13	1.11

The primary economic assumptions utilized by the Company in measuring the value of MSRs were constant prepayment speeds of 7.9 and 7.9 months as of June 30, 2023 and December 31, 2022 and discount rates of 10.20% and 10.21% as of each of those periods, respectively.

NOTE 7 – NOTES PAYABLE

From time to time the Company utilizes FHLB advances to fund liquidity. At June 30, 2023 and December 31, 2022, the Company had outstanding balances borrowed from the FHLB of $36.1 million and $1.9 million, respectively. The advances, rate, and maturities of FHLB advances were as follows:

			June 30,	December 31,
	Maturity	Rate	2023	2022
Fixed rate, fixed term	06/01/2023	1.79%	$—	$807
Fixed rate, fixed term	11/21/2023	3.06%	600	600
Fixed rate, fixed term	03/23/2026	4.02%	10,000	—
Fixed rate, fixed term	05/26/2026	1.95%	5,000	—
Fixed rate, fixed term	03/23/2027	3.91%	10,000	—
Fixed rate, fixed term	03/23/2028	3.85%	10,000	—
Fixed rate, fixed term	04/22/2030	0.00%	508	508
			36,108	1,915
Adjustment due to purchase accounting			(283)	14
			$35,825	$1,929

Future maturities of borrowings were as follows:

	June 30,	December 31,
	2023	2022
1 year or less	$600	$1,407
1 to 2 years	—	—
2 to 3 years	15,000	—
3 to 4 years	10,000	—
4 to 5 years	10,000	—
Over 5 years	508	508
	$36,108	$1,915

As of June 30, 2023, the Company had borrowing availability at the FHLB totaling $775.6 million in addition to the existing borrowings noted in the tables above.

The Company maintains a $7.5 million line of credit with a commercial bank, which was entered into on May 15, 2022. There were no outstanding balances on this note at June 30, 2023 or December 31, 2022. Any future borrowings will require monthly payments of interest at a variable rate, and will be due in full on May 15, 2024.

NOTE 8 – SUBORDINATED NOTES AND JUNIOR SUBORDINATED DEBENTURES

During September 2017, the Company entered into subordinated note agreements with three separate commercial banks. The Company had outstanding balances of $11.5 million under these agreements as of June 30, 2023 and December 31, 2022. These notes were all issued with 10-year maturities, carry interest at a variable rate payable quarterly, are callable on or after the sixth anniversary of the issuance dates, and qualify for Tier 2 capital for regulatory purposes.

During July 2020, the Company entered into subordinated note agreements with two separate commercial banks. The Company had outstanding balances of $6.0 million under these agreements as of June 30, 2023 and December 31, 2022. These notes were issued with 10-year maturities, carry interest at a fixed rate of 5.0% through June 30, 2025, and at a variable rate thereafter, payable quarterly. These notes are callable on or after January 1, 2026 and qualify for Tier 2 capital for regulatory purposes.

During August 2022, the Company entered into subordinated note agreements with an individual. The Company had outstanding balances of $6.0 million under these agreements as of June 30, 2023. These notes were issued with 10-year maturities, carry interest at a fixed rate of 5.25% through August 6, 2027, and at a variable rate thereafter, payable quarterly. These notes are callable on or after August 6, 2027 and qualify for Tier 2 capital for regulatory purposes.

As a result of the acquisition of Hometown during February 2023, the Company acquired all of the common securities of Hometown’s wholly-owned subsidiaries, Hometown Bancorp, Ltd. Capital Trust I (“Trust I”) and Hometown Bancorp, Ltd. Capital Trust II (“Trust II”). The Company also assumed adjustable rate junior subordinated debentures issued to these trusts. The junior subordinated debentures issued to Trust I and Trust II total $4.1 and $8.2 million, respectively, carry interest at floating rates resetting on each quarterly payment date, and are due on January 7, 2034 and December 15, 2036, respectively. Both junior subordinated debentures are redeemable by the Company, subject to prior approval by the Federal Reserve Bank, on any quarterly payment date. The junior subordinated debentures represent the sole asset of Trust I and Trust II. The trusts are not included in the consolidated financial statements. The net effect of all agreements assumed with respect to Trust I and Trust II is that the Company, through payments on its debentures, is liable for the distributions and other payments required on the trusts’ preferred securities. Trust I and Trust II also provide the Company with $12.0 million in Tier 1 capital for regulatory capital purposes. Interest on all debentures is current. Applicable discounts (initially recorded to carry the acquired debentures at their then estimated fair value) are being accreted to interest expense over the remaining life of the debentures, and total $1.4 million at June 30, 2023.

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

The Economic Growth, Regulatory Relief, and Consumer Protection Act, signed into law in May 2018 raised the threshold for those bank holding companies subject to the Federal Reserve’s Small Bank Holding Company Policy Statement to $3 billion. As a result, as of the effective date of that change in 2018, the Company was no longer required to comply with the risk-based capital rules applicable to the Bank. The Federal Reserve may, however, require smaller bank holding companies to maintain certain minimum capital levels, depending upon general economic conditions and a bank holding company’s particular condition, risk profile and growth plans. Due to the acquisition of Denmark Bancshares, Inc. (“Denmark”) the Company is subject to compliance with risk-based capital rules beginning with the third quarter of 2022, and will remain so as long as it remains above the $3 billion threshold.

Under regulatory guidance for non-advanced approaches institutions, the Bank is required to maintain minimum amounts and ratios of common equity Tier I capital to risk-weighted assets, including an additional conservation buffer determined by banking regulators. As of June 30, 2023 and December 31, 2022, this buffer was 2.5%. The Bank met all capital adequacy requirements to which they are subject as of June 30, 2023 and December 31, 2022.

Actual and required capital amounts and ratios are presented below at period-end:

							To Be Well
					Minimum Capital		Capitalized Under
			For Capital		Adequacy with		Prompt Corrective
	Actual		Adequacy Purposes		Capital Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2023
Total capital (to risk-weighted assets):
Company	$458,698	12.89%	$284,759	8.00%	$373,747	10.50%	$355,949	10.00%
Bank	$436,571	12.27%	$284,567	8.00%	$373,494	10.50%	$355,709	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$400,018	11.24%	$213,570	6.00%	$302,557	8.50%	$284,759	8.00%
Bank	$401,391	11.28%	$213,425	6.00%	$302,352	8.50%	$284,567	8.00%
Common Equity Tier 1 capital (to risk-weighted assets):
Company	$388,018	10.90%	$160,177	4.50%	$249,164	7.00%	$231,367	6.50%
Bank	$401,391	11.28%	$160,069	4.50%	$248,996	7.00%	$231,211	6.50%
Tier 1 capital (to average assets):
Company	$400,018	10.25%	$156,117	4.00%	$156,117	4.00%	$195,146	5.00%
Bank	$401,391	10.27%	$156,349	4.00%	$156,349	4.00%	$195,436	5.00%
December 31, 2022
Total capital (to risk-weighted assets):
Company	$387,814	12.23%	$253,689	8.00%	$332,967	10.50%	$317,112	10.00%
Bank	$372,312	11.75%	$253,504	8.00%	$332,724	10.50%	$316,880	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$341,634	10.77%	$190,267	6.00%	$269,545	8.50%	$253,689	8.00%
Bank	$349,632	11.03%	$190,128	6.00%	$269,348	8.50%	$253,504	8.00%
Common Equity Tier 1 capital (to risk-weighted assets):
Company	$341,634	10.77%	$142,700	4.50%	$221,978	7.00%	$206,123	6.50%
Bank	$349,632	11.03%	$142,596	4.50%	$221,816	7.00%	$205,972	6.50%
Tier 1 capital (to average assets):
Company	$341,634	9.69%	$140,992	4.00%	$140,992	4.00%	$176,240	5.00%
Bank	$349,632	9.93%	$140,887	4.00%	$140,887	4.00%	$176,108	5.00%

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate-lock commitments). Rate-lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements and for fixed rate commitments also considers the difference between current levels of interest rates and committed rates. The notional amount of rate-lock commitments at June 30, 2023 and December 31, 2022 was approximately $9.2 million and $3.7 million, respectively.

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

The following commitments were outstanding:

	Notional Amount
	June 30, 2023	December 31, 2022

Commitments to extend credit:
Fixed	$115,231	$120,906
Variable	662,118	539,658
Credit card arrangements	19,386	17,364
Letters of credit	11,306	10,343

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

Information regarding the fair value of assets measured at fair value on a recurring basis is as follows:

	Instruments	Markets	Other	Significant
	Measured	for Identical	Observable	Unobservable
	At Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2023
Assets
Securities available for sale
U.S. Treasury securities	$43,067	$—	$43,067	$—
Obligations of U.S. Government sponsored agencies	29,376	—	29,376	—
Obligations of states and political subdivisions	57,505	—	57,505	—
Mortgage-backed securities	41,473	—	41,473	—
Corporate notes	18,905	—	18,905	—
Certificates of deposit	977	—	977	—
Mortgage servicing rights	13,504	—	13,504	—

December 31, 2022
Assets
Securities available for sale
U.S. Treasury securities	$142,097	$—	$142,097	$—
Obligations of U.S. Government sponsored agencies	21,749	—	21,749	—
Obligations of states and political subdivisions	83,186	—	83,186	—
Mortgage-backed securities	36,637	—	36,637	—
Corporate notes	19,994	—	19,994	—
Certificates of deposit	974	—	974	—
Mortgage servicing rights	9,582	—	9,582	—

There were no assets measured on a recurring basis using significant unobservable inputs (Level 3) during these periods.

Information regarding the fair value of assets measured at fair value on a non-recurring basis is as follows:

		Quoted Prices
		In Active	Significant
	Assets	Markets	Other	Significant
	Measured	for Identical	Observable	Unobservable
	At Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2023
OREO	$2,239	$—	$—	$2,239
Loans individually evaluated, net of reserve	13,038	—	—	13,038
	$15,277	$—	$—	$15,277

December 31, 2022
OREO	$2,520	$—	$—	$2,520
Impaired Loans, net of impairment reserve	3,478	—	—	3,478
	$5,998	$—	$—	$5,998

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

				Weighted
		Unobservable	Range of	Average
	Valuation Technique	Inputs	Discounts	Discount
As of June 30, 2023
Other real estate owned	Third party appraisals, sales contracts or brokered price options	Collateral discounts and estimated costs to sell	0%	0%
Loans individually evaluated	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 70%	29.0%

As of December 31, 2022
Other real estate owned	Third party appraisals, sales contracts or brokered price options	Collateral discounts and estimated costs to sell	0%	0%
Impaired loans	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 71%	25.5%

The carrying value and estimated fair value of financial instruments at June 30, 2023 and December 31, 2022 follows:

	Carrying
June 30, 2023	amount	Level 1	Level 2	Level 3	Total

Financial assets:
Cash and cash equivalents	$111,326	$111,326	$—	$—	$111,326
Securities held to maturity	77,708	—	76,118	—	76,118
Securities available for sale	191,303	—	191,303	—	191,303
Loans held for sale	1,560	—	—	1,560	1,560
Loans, net	3,271,072	—	—	3,149,751	3,149,751
Other investments, at cost	21,521	—	—	21,521	21,521
Mortgage servicing rights	13,504	—	13,504	—	13,504
Financial liabilities:
Deposits	$3,405,736	$—	$—	$3,091,088	$3,091,088
Securities sold under repurchase agreements	23,802	—	23,802	—	23,802
Notes payable	35,825	—	35,825	—	35,825
Subordinated notes	23,500	—	23,500	—	23,500
Junior subordinated debentures	10,944	—	10,944	—	10,944

	Carrying
December 31, 2022	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$119,351	$119,351	$—	$—	$119,351
Securities held to maturity	45,097	—	43,770	—	43,770
Securities available for sale	304,637	—	304,637	—	304,637
Loans held for sale	648	—	—	648	648
Loans, net	2,871,298	—	—	2,832,454	2,832,454
Other investments, at cost	16,495	—	—	16,495	16,495
Mortgage servicing rights	9,582	—	9,582	—	9,582
Financial liabilities:
Deposits	$3,060,229	—	—	2,732,007	2,732,007
Securities sold under repurchase agreements	97,196	—	97,196	—	97,196
Notes payable	1,929	—	1,929	—	1,929
Subordinated notes	23,500	—	23,500	—	23,500

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

NOTE 12 – STOCK BASED COMPENSATION

The Company has made restricted share grants pursuant to the Bank First Corporation 2011 Equity Plan and the Bank First Corporation 2020 Equity Plan, which replaced the 2011 Plan. The purpose of the Plan is to provide financial incentives for selected employees and for the non-employee Directors of the Company, thereby promoting the long-term growth and financial success of the Company. The number of shares of Company stock that may be issued pursuant to awards under the 2020 Plan shall not exceed, in the aggregate, 700,000. As of June 30, 2023, 76,641 shares of Company stock have been awarded under the 2020 Plan. Compensation expense for restricted stock is based on the fair value of the awards of Bank First Corporation common stock at the time of grant. The value of restricted stock grants that are expected to vest is amortized into expense over the vesting periods. For the six months ended June 30, 2023 and 2022, compensation expense of $1.0 million and $0.8 million, respectively, was recognized related to restricted stock awards.

As of June 30, 2023, there was $3.1 million of unrecognized compensation cost related to non-vested restricted stock awards granted under the plan. That cost is expected to be recognized over a weighted average period of 1.83 years. The aggregate grant date fair value of restricted stock awards that vested during the six months ended June 30, 2023, was approximately $1.6 million.

	For the year ended		For the year ended
	June 30, 2023		June 30, 2022
		Weighted-		Weighted-
		Average Grant-		Average Grant-
	Shares	Date Fair Value	Shares	Date Fair Value
Restricted Stock
Outstanding at beginning of year	59,272	$65.85	58,611	$61.44
Granted	25,375	80.17	25,451	69.73
Vested	(25,762)	62.05	(20,785)	60.52
Forfeited or cancelled	(820)	65.09	(4,005)	60.50
Outstanding at end of year	58,065	$71.41	59,272	$65.85

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

	Six Months Ended
(dollars in thousands)	June 30, 2023	June 30, 2022
Amortization of ROU Assets - Operating Leases	$(1)	$—
Interest on Lease Liabilities - Operating Leases	44	43
Operating Lease Cost (Cost resulting from lease payments)	43	43
Weighted Average Lease Term (Years) - Operating Leases	30.50	31.50
Weighted Average Discount Rate - Operating Leases	5.50%	5.50%

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liabilities as of June 30, 2023 is as follows:

June 30, 2023
Operating lease payments due:
Within one year	$85
After one but within two years	86
After two but within three years	90
After three but within four years	94
After four years but within five years	94
After five years	3,090
Total undiscounted cash flows	3,539
Discount on cash flows	(1,957)
Total operating lease liabilities	$1,582

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2022, included in our Annual Report and with our unaudited condensed accompanying notes set forth in this Quarterly Report on Form 10-Q for the quarterly period June 30, 2023.

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

OVERVIEW

Bank First Corporation is a Wisconsin corporation that was organized primarily to serve as the holding company for Bank First, N.A. Bank First, N.A., which was incorporated in 1894, is a nationally-chartered bank headquartered in Manitowoc, Wisconsin. It is a member of the Board of Governors of the Federal Reserve System (“Federal Reserve”), and is regulated by the Office of the Comptroller of the Currency (“OCC”). Including its headquarters in Manitowoc, Wisconsin, the Bank has 28 banking locations in Manitowoc, Outagamie, Brown, Winnebago, Sheboygan, Shawano, Waupaca, Ozaukee, Monroe, Fond du Lac, Columbia, Waushara, Dane and Jefferson counties in Wisconsin. The Bank offers loan, deposit and treasury management products at each of its banking locations.

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

On February 10, 2023, the Company consummated its merger with Hometown pursuant to the Agreement and Plan of Bank Merger, dated as of July 25, 2022, by and among the Company and Hometown, whereby Hometown was merged with and into the Company, and Hometown Bank, Hometown’s wholly owned banking subsidiary, was merged with and into the Bank. The system integration was completed, and six branches of Hometown Bank opened on February 13, 2023 as branches of the Bank, expanding the Bank’s presence in Fond du Lac, Columbia, Dane and Waushara County.

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

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

The following tables present certain selected historical consolidated financial data as of the dates or for the period indicated:

	At or for the Three Months Ended					At or for the Six Months Ended
(In thousands, except per share data)	6/30/2023	3/31/2023	12/31/2022	9/30/2022	6/30/2022	6/30/2023	6/30/2022

Results of Operations:
Interest income	$45,929	$40,902	$35,754	$30,740	$25,820	$86,831	$50,040
Interest expense	11,657	8,668	5,132	3,047	2,340	20,325	4,270
Net interest income	34,272	32,234	30,622	27,693	23,480	66,506	45,770
Provision for credit losses (1)	—	4,182	500	—	500	4,182	1,700
Net interest income after provision for credit losses (1)	34,272	28,052	30,122	27,693	22,980	62,324	44,070
Noninterest income	4,065	5,849	3,896	5,166	5,551	9,914	10,785
Noninterest expense	19,457	19,664	17,254	18,895	13,219	39,121	25,950
Income before income tax expense	18,880	14,237	16,764	13,964	15,312	33,117	28,905
Income tax expense	4,748	3,557	3,920	3,431	3,658	8,305	7,068
Net income	$14,132	$10,680	$12,844	$10,533	$11,654	$24,812	$21,837

Earnings per common share - basic	$1.37	$1.09	$1.43	$1.26	$1.55	$2.46	$2.89
Earnings per common share - diluted	1.37	1.09	1.43	1.26	1.55	2.46	2.89

Common Shares:
Basic weighted average	10,331,725	9,714,184	8,962,400	8,205,914	7,457,443	10,024,559	7,498,739
Diluted weighted average	10,346,575	9,737,879	8,993,685	8,228,197	7,472,561	10,047,287	7,517,767
Outstanding	10,389,240	10,407,114	9,021,697	9,028,629	7,470,255	10,389,240	7,470,255

Noninterest income / noninterest expense:
Service charges	$1,766	$1,599	$1,564	$1,383	$1,441	$3,365	$2,863
Income from Ansay	950	1,071	242	671	819	2,021	1,645
Income from UFS	770	890	935	852	563	1,660	1,268
Loan servicing income	749	636	545	491	448	1,385	886
Valuation adjustment on mortgage servicing rights	(548)	779	19	885	1,511	231	1,961
Net gain on sales of mortgage loans	236	140	222	264	403	376	1,074
Net gain (loss) on sales and valuations of other real estate owned	(489)	—	—	—	(25)	(489)	146
Other noninterest income	631	734	369	620	391	1,365	942
Total noninterest income	$4,065	$5,849	$3,896	$5,166	$5,551	$9,914	$10,785

Personnel expense	$9,870	$9,912	$8,162	$10,812	$7,006	$19,782	$14,181
Occupancy, equipment and office	1,317	1,591	1,962	1,176	1,214	2,908	2,329
Data processing	2,094	1,864	1,971	1,577	1,431	3,958	2,776
Postage, stationery and supplies	224	380	229	215	144	604	327
Net loss on sales of securities	—	75	—	—	—	75	—
Advertising	85	81	66	61	55	166	144
Charitable contributions	228	223	165	150	235	451	403
Outside service fees	1,347	2,202	1,631	2,538	1,386	3,549	2,558
Amortization of intangibles	1,672	1,422	980	751	294	3,094	587
Other noninterest expense	2,620	1,914	2,088	1,615	1,454	4,534	2,645
Total noninterest expense	$19,457	$19,664	$17,254	$18,895	$13,219	$39,121	$25,950

Period-end balances:
Cash and cash equivalents	$111,326	$169,691	$119,350	$143,441	$43,986	$111,326	$43,986
Investment securities available-for-sale, at fair value	191,303	197,895	304,637	303,280	292,426	191,303	292,426
Investment securities held-to-maturity, at cost	77,708	78,032	45,097	40,826	33,867	77,708	33,867
Loans	3,314,481	3,323,296	2,893,978	2,859,293	2,387,617	3,314,481	2,387,617
Allowance for credit losses - loans (1)	(43,409)	(43,316)	(22,680)	(23,045)	(22,699)	(43,409)	(22,699)
Premises and equipment	66,958	63,736	56,448	57,019	50,608	66,958	50,608
Goodwill and other intangibles, net	205,329	207,022	127,036	129,361	58,805	205,329	58,805
Mortgage Servicing Rights	13,504	14,052	9,582	9,563	6,977	13,504	6,977
Other Assets	154,871	156,820	126,984	121,016	109,440	154,871	109,440
Total assets	4,092,071	4,167,228	3,660,432	3,640,754	2,961,027	4,092,071	2,961,027

Deposits	3,405,736	3,463,235	3,060,229	3,138,201	2,601,479	3,405,736	2,601,479
Securities sold under repurchase agreements	23,802	46,636	97,196	21,963	16,125	23,802	16,125
Borrowings	70,269	70,994	25,429	26,069	19,235	70,269	19,235
Other liabilities	21,392	23,991	24,475	15,106	10,026	21,392	10,026
Total liabilities	3,521,199	3,604,856	3,207,329	3,201,339	2,646,865	3,521,199	2,646,865

Stockholders’ equity	570,872	562,372	453,103	439,415	314,162	570,872	314,162

Book value per common share	54.95	54.04	50.22	48.67	42.06	54.95	42.06
Tangible book value per common share (2)	35.18	34.14	36.14	34.34	34.18	35.18	34.18

Average balances:
Loans	$3,312,353	$3,135,438	$2,860,967	$2,640,397	$2,341,954	$3,224,384	$2,307,147
Interest-earning assets	3,683,143	3,524,672	3,316,406	3,062,921	2,975,376	3,604,344	2,988,202
Total assets	4,100,549	3,901,713	3,633,251	3,349,615	3,186,384	4,001,680	3,198,603
Deposits	3,407,650	3,269,838	3,111,328	2,911,561	2,566,520	3,339,123	2,555,060
Interest-bearing liabilities	2,437,034	2,334,956	2,198,549	2,034,158	2,053,369	2,386,276	2,066,697
Goodwill and other intangibles, net	206,209	160,156	111,440	90,962	58,987	183,310	59,135
Stockholders’ equity	567,531	520,212	446,579	401,130	317,484	544,002	320,153

Financial ratios (3):
Return on average assets	1.38%	1.11%	1.40%	1.25%	1.47%	1.25%	1.38%
Return on average common equity	9.99%	8.33%	11.41%	10.42%	14.72%	9.20%	13.75%
Average equity to average assets	13.84%	13.33%	12.29%	11.98%	9.96%	13.59%	10.01%
Stockholders’ equity to assets	13.95%	13.50%	12.38%	12.07%	10.61%	13.95%	10.61%
Tangible equity to tangible assets (2)	9.40%	8.97%	9.23%	8.83%	8.80%	9.40%	8.80%
Loan yield	5.20%	4.96%	4.58%	4.29%	4.06%	5.08%	4.04%
Earning asset yield	5.04%	4.74%	4.32%	4.03%	3.53%	4.89%	3.42%
Cost of funds	1.92%	1.51%	0.93%	0.59%	0.46%	1.72%	0.42%
Net interest margin, taxable equivalent	3.77%	3.74%	3.71%	3.63%	3.21%	3.76%	3.13%
Net loan charge-offs to average loans	(0.01)%	0.00%	0.12%	(0.05)%	(0.08)%	(0.01)%	(0.06)%
Nonperforming loans to total loans	0.15%	0.14%	0.15%	0.17%	0.22%	0.15%	0.22%
Nonperforming assets to total assets	0.18%	0.22%	0.18%	0.17%	0.18%	0.18%	0.18%
Allowance for credit losses - loans to total loans (1)	1.31%	1.30%	0.78%	0.81%	0.95%	1.31%	0.95%
(1)	Prior to January 1, 2023, the incurred loss methodology was used to estimate credit losses. Subsequent to that date, credit losses are estimated using the CECL methodology.
(2)	These measures are not measures prepared in accordance with GAAP, and are therefore considered to be non-GAAP financial measures. See “GAAP reconciliation and management explanation of non-GAAP financial measures” for a reconciliation of these measures to their most comparable GAAP measures.
(3)	Income statement-related ratios for partial year periods are annualized.

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

	At or for the Three Months Ended					At or for the Six Months Ended
(In thousands, except per share data)	6/30/2023	3/31/2023	12/31/2022	9/30/2022	6/30/2022	6/30/2023	6/30/2022
Tangible Assets
Total assets	$4,092,071	$4,167,228	$3,660,432	$3,640,754	$2,961,027	$4,092,071	$2,961,027
Adjustments:
Goodwill	(175,104)	(175,125)	(110,206)	(111,551)	(55,357)	(175,104)	(55,357)
Core deposit intangible, net of amortization	(30,225)	(31,897)	(16,829)	(17,810)	(3,448)	(30,225)	(3,448)
Tangible assets	$3,886,742	$3,960,206	$3,533,397	$3,511,393	$2,902,222	$3,886,742	$2,902,222

Tangible Common Equity
Total stockholders’ equity	$570,872	$562,372	$453,103	$439,415	$314,162	$570,872	$314,162
Adjustments:
Goodwill	(175,104)	(175,125)	(110,206)	(111,551)	(55,357)	(175,104)	(55,357)
Core deposit intangible, net of amortization	(30,225)	(31,897)	(16,829)	(17,810)	(3,448)	(30,225)	(3,448)
Tangible common equity	$365,543	$355,350	$326,068	$310,054	$255,357	$365,543	$255,357

Book value per common share	$54.95	$54.04	$50.22	$48.67	$42.06	$54.95	$42.06
Tangible book value per common share	35.18	34.14	36.14	34.34	34.18	35.18	34.18

Total stockholders’ equity to total assets	13.95%	13.50%	12.38%	12.07%	10.61%	13.95%	10.61%
Tangible common equity to tangible assets	9.40%	8.97%	9.23%	8.83%	8.80%	9.40%	8.80%

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 2023 and June 30, 2022

General. Net income increased $2.4 million to $14.1 million for three months ended June 30, 2023, compared to $11.7 million for the same period in 2022. This increase was primarily due to the added scale of operations resulting from the Denmark and Hometown acquisitions during the third quarter of 2022 and first quarter of 2023, respectively.

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

Net interest and dividend income increased by $10.8 million to $34.3 million for the three months ended June 30, 2023 compared to $23.5 million for three months ended June 30, 2022. The increase in net interest income was primarily due to growth in interest earning assets over the last twelve months, resulting from the acquisitions of Denmark and Hometown, as well as increasing net interest margin in the year-over-year second quarters. Total average interest-earning assets were $3.68 billion for the three months ended June 30, 2023, up from $2.98 billion for the same period in 2022. Tax equivalent net interest margin increased 0.56% to 3.77% for the three months ended June 30, 2023, up from 3.21% for the same period in 2022. Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes on both volume and mix and pricing decisions, and external factors include changes in market interest rates, competition and the shape of the interest rate yield curve.

Interest Income. Total interest income increased $20.1 million, or 77.9%, to $45.9 million for the three months ended June 30, 2023 compared to $25.8 million for the same period in 2022. The increase in total interest income was primarily due to the aforementioned growth in interest earnings assets over the last twelve months along with an increase in the average interest rate earned on these assets. The average balance of interest-earning assets increased by $707.8 million during the three months ended June 30, 2023 compared to the same period in 2022 and the average interest rate earned on these assets increased by 1.51% in the year-over-year second quarters.

Interest Expense. Interest expense increased $9.4 million, or 398.0%, to $11.7 million for the three months ended June 30, 2023 compared to $2.3 million for the same period in 2022. The increase in interest expense was primarily due to elevated interest bearing liabilities and higher crediting interest rates on those liabilities.

Interest expense on interest-bearing deposits increased by $8.3 million to $10.1 million for the three months ended June 30, 2023 from $1.7 million for the same period in 2022. The average balance and average cost of interest-bearing deposits was $2.32 billion and 1.74% for the three months ended June 30, 2023, compared to $1.75 billion and 0.40% for the same period in 2022.

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

We did not record a provision for credit loss during the three months ended June 30, 2023 compared to a provision of $0.5 million for the same period in 2022. Economic forecasts, primarily US gross domestic product and unemployment projections, were little changed during the second quarter of 2023 resulting in consistent qualitative factors in the CECL methodology. We recorded $0.1 million net recoveries during the three months ended June 30, 2023 compared to net recoveries of $0.5 million for the three months ended June 30, 2022. The ACL - Loans was $43.4 million, or 1.31% of total loans, at June 30, 2023 compared to $22.7 million, or 0.95% of total loans at June 30, 2022. The increased ACL - Loans coverage was the result of adopting the CECL methodology as of January 1, 2023.

Noninterest Income. Noninterest income is an important component of our total revenues. A significant portion of our noninterest income is associated with service charges and income from the Bank’s unconsolidated subsidiaries, Ansay and UFS. Other sources of noninterest income include loan servicing fees and gains on sales of mortgage loans.

Noninterest income decreased $1.5 million to $4.1 million for the three months ended June 30, 2023 compared to $5.6 million for the same period in 2022. This decrease was primarily the result of negative valuation adjustments totaling $0.5 million on the value of mortgage servicing rights during the second quarter of 2023 compared to positive valuation adjustments $1.5 million on these rights during the second quarter of 2022. Losses on sales of ORE totaling $0.5 million during the second quarter of 2023 also compared unfavorably to minimal losses during the second quarter of 2022. Offsetting these negative year-over-year second quarter comparisons were elevated current quarter service charges, loan servicing and other noninterest income from the added operational scale from the acquisitions of Denmark and Hometown and higher income provided by Ansay and UFS.

The major components of our noninterest income are listed below:

	Three Months Ended June 30,
	2023	2022	$ Change	% Change

(in thousands)	(In thousands)
Noninterest Income
Service charges	$1,766	$1,441	$325	23%
Income from Ansay	950	819	131	16%
Income from UFS	770	563	207	37%
Loan servicing income	749	448	301	67%
Valuation adjustment on MSR	(548)	1,511	(2,059)	NM
Net gain on sales of mortgage loans	236	403	(167)	(41)%
Net loss on sales and valuation of ORE	(489)	(25)	(464)	NM
Other	631	391	240	61%
Total noninterest income	$4,065	$5,551	$(1,486)	(27)%

Noninterest Expense. Noninterest expense increased $6.2 million to $19.4 million for the three months ended June 30, 2023 compared to $13.2 million for the same period in 2022. Most areas of noninterest expense increased over the past four quarters as a result of added operational scale from the acquisitions of Denmark and Hometown, which increased the total assets by $1.13 billion, or 38.2% from the end of the second quarter of 2022 to the end of the second quarter of 2023 and added to the Company’s branch footprint and employee count. In addition to this trend, core deposit intangible assets of $15.1 million and $16.5 million created by the Denmark and Hometown acquisitions, respectively, created a significant increase in amortization of intangible assets expense from the second quarter of 2022 to the second quarter of 2023.

The major components of our noninterest expense are listed below:

	Three Months Ended June 30,
	2023	2022	$ Change	% Change

	(In thousands)
Noninterest Expense
Salaries, commissions, and employee benefits	$9,870	$7,006	$2,864	41%
Occupancy	1,317	1,214	103	8%
Data processing	2,094	1,431	663	46%
Postage, stationary, and supplies	224	144	80	56%
Advertising	85	55	30	55%
Charitable contributions	228	235	(7)	(3)%
Outside service fees	1,347	1,386	(39)	(3)%
Amortization of intangibles	1,672	294	1,378	469%
Other	2,620	1,454	1,166	80%
Total noninterest expenses	$19,457	$13,219	$6,238	47%

Income Tax Expense. We recorded a provision for income taxes of $4.7 million for the three months ended June 30, 2023 compared to a provision of $3.7 million for the same period during 2022, reflecting effective tax rates of 25.1% and 23.9%, respectively. The effective tax rates were reduced from the statutory federal and state income tax rates during both periods as a result of tax-exempt interest income produced by certain qualifying loans and investments in the Bank’s portfolios.

Results of Operations for the Six months Ended June 30, 2023 and June 30, 2022

General. Net income increased $3.0 million to $24.8 million for six months ended June 30, 2023, compared to $21.8 million for the same period in 2022. This increase was primarily due to the added scale of operations resulting from the Denmark and Hometown acquisitions during the third quarter of 2022 and first quarter of 2023, respectively.

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

Net interest and dividend income increased by $20.7 million to $66.5 million for the six months ended June 30, 2023 compared to $45.8 million for six months ended June 30, 2022. The increase in net interest income was primarily due to growth in interest earning assets over the last twelve months, resulting from the acquisitions of Denmark and Hometown, as well as increasing net interest margin in the first six months of 2023 compared to the same period in 2022. Total average interest-earning assets were $3.60 billion for the six months ended June 30, 2023, up from $2.99 billion for the same period in 2022. Tax equivalent net interest margin increased 0.63% to 3.76% for the six months ended June 30, 2023, up from 3.13% for the same period in 2022. Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes on both volume and mix and pricing decisions, and external factors include changes in market interest rates, competition and the shape of the interest rate yield curve.

Interest Income. Total interest income increased $36.8 million, or 73.5%, to $86.8 million for the six months ended June 30, 2023 compared to $50.0 million for the same period in 2022. The increase in total interest income was primarily due to the aforementioned growth in interest earnings assets over the last twelve months along with an increase in the average interest rate earned on these assets. The average balance of interest-earning assets increased by $616.1 million during the first six months of 2023 compared to the same period in 2022 and the average interest rate earned on these assets increased by 1.47% from 3.42% for the first half of 2022 to 4.89% during the first half of 2023.

Interest Expense. Interest expense increased $16.0 million, or 376.0%, to $20.3 million for the six months ended June 30, 2023 compared to $4.3 million for the same period in 2022. The increase in interest expense was primarily due to elevated interest bearing liabilities and higher crediting interest rates on those liabilities. The average balance of interest-bearing liabilities increased by $319.6 million during the first six months of 2023 compared to the same period in 2022 and the average interest rate paid on these balances was 0.42% for the first half of 2022 compared to 1.72% for the first half of 2023.

Interest expense on interest-bearing deposits totaled $17.5 million and $3.3 million for the six months ended June 30, 2023 and 2022, respectively. The average cost of interest-bearing deposits was 1.55% for the six months ended June 30, 2023, compared to 0.38% for the same period in 2022.

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

We recorded a provision for credit losses of $4.2 million for the six months ended June 30, 2023 compared to $1.7 million for the same period in 2022. The increased provision for the first six months of 2023 was primarily related to loans acquired from Hometown. Economic forecasts, primarily US gross domestic product and unemployment projections, were little changed during the first half of 2023 resulting in consistent qualitative factors in the CECL methodology. We recorded net recoveries of $0.1 million for the six months ended June 30, 2023 compared to net recoveries of $0.7 million for the same period in 2022. The ACL was $43.4 million, or 1.31% of total loans, at June 30, 2023 compared to $22.7 million, or 0.95% of total loans at June 30, 2022. The increased ACL coverage was the result of CECL implementation.

Noninterest Income. Noninterest income is an important component of our total revenues. A significant portion of our noninterest income is associated with service charges and income from the Bank’s unconsolidated subsidiaries, Ansay and UFS. Other sources of noninterest income include loan servicing fees and gains on sales of mortgage loans.

Noninterest income decreased $0.9 million to $9.9 million for the six months ended June 30, 2023 compared to $10.8 million for the same period in 2022. This decrease was primarily the result of positive valuation adjustments totaling $0.2 million on the value of mortgage servicing rights during the first half of 2023 which compared negatively to positive valuation adjustments $2.0 million on these rights during the first half of 2022. Losses on sales of ORE totaling $0.5 million during the first half of 2023 also compared unfavorably to gains of $0.1 million during the first half of 2022. Offsetting these negative period-over-period comparisons were elevated current period service charges, loan servicing and other noninterest income from the added operational scale from the acquisitions of Denmark and Hometown and higher income provided by Ansay and UFS. Net gains on the sale of mortgage loans also saw a significant decline period-over-period due to an industry wide slowdown in residential mortgage lending due in part to a higher interest rate environment during the first half of 2023 compared to the same period in 2022.

The major components of our noninterest income are listed below:

	Six Months Ended June 30,
	2023	2022	$ Change	% Change

	(In thousands)
Noninterest Income
Service Charges	$3,365	$2,863	$502	18%
Income from Ansay	2,021	1,645	376	23%
Income from UFS	1,660	1,268	392	31%
Loan Servicing income	1,385	886	499	56%
Valuation adjustment on MSR	231	1,961	(1,730)	(88)%
Net gain on sales of mortgage loans	376	1,074	(698)	(65)%
Net gain (loss) on sales and valuation of ORE	(489)	146	(635)	NM
Other	1,365	942	423	45%
Total noninterest income	$9,914	$10,785	$(871)	(8)%

Noninterest Expense. Noninterest expense increased $13.1 million to $39.1 million for the six months ended June 30, 2023 compared to $26.0 million for the same period in 2022. Most areas of noninterest expense increased over the past four quarters as a result of added operational scale from the acquisitions of Denmark and Hometown, which increased the total assets by $1.13 billion, or 38.2% from the end of the second quarter of 2022 to the end of the second quarter of 2023. Significant one-time expenses from the Company’s acquisition of Hometown during the first quarter of 2023 also caused large increases in salaries, data processing and outside service fees. Finally, core deposit intangible assets of $15.1 million and $16.5 million created by the Denmark and Hometown acquisitions, respectively, created a significant increase in amortization of intangible assets expense from the first half of 2022 to the first half of 2023.

The major components of our noninterest expense are listed below:

	Six Months Ended June 30,
	2023	2022	$ Change	% Change

	(In thousands)
Noninterest Expense
Salaries, commissions, and employee benefits	$19,782	$14,181	$5,601	39%
Occupancy	2,908	2,329	579	25%
Data processing	3,958	2,776	1,182	43%
Postage, stationary, and supplies	604	327	277	85%
Net loss on sales of securities	75	—	75	NM
Advertising	166	144	22	15%
Charitable contributions	451	403	48	12%
Outside service fees	3,549	2,558	991	39%
Amortization of intangibles	3,094	587	2,507	427%
Other	4,534	2,645	1,889	71%
Total noninterest expenses	$39,121	$25,950	$13,171	51%

Income Tax Expense. We recorded a provision for income taxes of $8.3 million for the six months ended June 30, 2023 compared to a provision of $7.1 million for the same period during 2022, reflecting effective tax rates of 25.1% and 24.5%, respectively. The effective tax rates were reduced from the statutory federal and state income tax rates during both periods as a result of tax-exempt interest income produced by certain qualifying loans and investments in the Bank’s portfolios.

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

The following tables set forth the distribution of our average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the periods indicated:

	Three Months Ended
	June 30, 2023			June 30, 2022
		Interest			Interest
	Average	Income/	Rate Earned/ Paid	Average	Income/	Rate Earned/ Paid
	Balance	Expenses (1)	(1)	Balance	Expenses (1)	(1)

	(dollars in thousands)
ASSETS
Interest-earning assets
Loans (2)
Taxable	$3,209,040	$167,425	5.22%	$2,245,335	$90,810	4.04%
Tax-exempt	103,313	4,690	4.54%	96,619	4,224	4.37%
Securities
Taxable (available for sale)	181,969	5,332	2.93%	236,441	4,857	2.05%
Tax-exempt (available for sale)	35,496	1,124	3.17%	77,372	2,083	2.69%
Taxable (held to maturity)	73,271	2,631	3.59%	27,700	710	2.56%
Tax-exempt (held to maturity)	4,228	110	2.60%	5,296	136	2.57%
Cash and due from banks	75,826	4,155	5.48%	286,613	2,099	0.73%
Total interest-earning assets	3,683,143	185,467	5.04%	2,975,376	104,919	3.53%
Non interest-earning assets	460,748			233,096
Allowance for credit losses - loans	(43,342)			(22,088)
Total assets	$4,100,549			$3,186,384
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Checking accounts	$294,149	$5,275	1.79%	$233,793	$422	0.18%
Savings accounts	856,852	10,137	1.18%	607,151	2,326	0.38%
Money market accounts	667,577	12,444	1.86%	671,617	2,145	0.32%
Certificates of deposit	497,527	12,463	2.50%	230,217	1,816	0.79%
Brokered deposits	4,490	129	2.87%	9,238	272	2.94%
Total interest-bearing deposits	2,320,595	40,448	1.74%	1,752,016	6,981	0.40%
Other borrowed funds	116,439	6,309	5.42%	301,353	2,409	0.80%
Total interest-bearing liabilities	2,437,034	46,757	1.92%	2,053,369	9,390	0.46%
Non-interest bearing liabilities
Demand deposits	1,087,055			814,504
Other liabilities	8,929			1,027
Total liabilities	3,533,018			2,868,900
Shareholders’ equity	567,531			317,484
Total liabilities & shareholders’ equity	$4,100,549			$3,186,384
Net interest income on a fully taxable equivalent basis		138,710			95,529
Less taxable equivalent adjustment		(1,244)			(1,353)
Net interest income		$137,466			$94,176
Net interest spread (3)			3.12%			3.07%
Net interest margin (4)			3.77%			3.21%
(1).	Annualized on a fully taxable equivalent basis calculated using a federal tax rate of 21% for the three months ended June 30, 2023 and 2022.
(2).	Nonaccrual loans are included in average amounts outstanding.
(3).	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4).	Net interest margin represents net interest income on a fully tax equivalent basis as a percentage of average interest-earning assets.

	Six Months Ended
	June 30, 2023			June 30, 2022
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expenses (1)	Paid (1)	Balance	Expenses (1)	Paid (1)

	(dollars in thousands)
ASSETS
Interest-earning assets
Loans (2)
Taxable	$3,122,738	$159,219	5.10%	$2,210,344	$88,990	4.03%
Tax-exempt	101,646	4,597	4.52%	96,803	4,209	4.35%
Securities
Taxable (available for sale)	210,753	5,879	2.79%	214,990	5,040	2.34%
Tax-exempt (available for sale)	40,689	1,271	3.12%	80,922	2,117	2.62%
Taxable (held to maturity)	63,789	2,311	3.62%	13,926	357	2.56%
Tax-exempt (held to maturity)	4,704	122	2.59%	5,599	144	2.57%
Cash and due from banks	60,025	2,961	4.93%	365,618	1,412	0.39%
Total interest-earning assets	3,604,344	176,360	4.89%	2,988,202	102,269	3.42%
Non interest-earning assets	437,328			231,828
Allowance for loan losses	(39,992)			(21,427)
Total assets	$4,001,680			$3,198,603
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Checking accounts	$294,648	$4,831	1.64%	$235,778	$347	0.15%
Savings accounts	839,702	8,670	1.03%	589,869	2,123	0.36%
Money market accounts	666,530	11,020	1.65%	677,475	2,031	0.30%
Certificates of deposit	474,225	10,675	2.25%	233,636	1,853	0.79%
Brokered deposits	5,597	163	2.91%	10,455	305	2.92%
Total interest-bearing deposits	2,280,702	35,359	1.55%	1,747,213	6,659	0.38%
Other borrowed funds	105,574	5,629	5.33%	319,484	1,952	0.61%
Total interest-bearing liabilities	2,386,276	40,988	1.72%	2,066,697	8,611	0.42%
Non-interest bearing liabilities
Demand deposits	1,058,421			807,847
Other liabilities	12,981			3,906
Total liabilities	3,457,678			2,878,450
Shareholders’ equity	544,002			320,153
Total liabilities & shareholders' equity	$4,001,680			$3,198,603
Net interest income on a fully taxable equivalent basis		135,372			93,658
Less taxable equivalent adjustment		(1,257)			(1,359)
Net interest income		$134,115			$92,299
Net interest spread (3)			3.18%			3.01%
Net interest margin (4)			3.76%			3.13%
(1).	Annualized on a fully taxable equivalent basis calculated using a federal tax rate of 21% for the six months ended June 30, 2023 and 2022.
(2).	Nonaccrual loans are included in average amounts outstanding.
(3).	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4).	Net interest margin represents net interest income on a fully tax equivalent basis as a percentage of average interest-earning assets.

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

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	Compared with			Compared with
	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	Increase/(Decrease) Due to Change in			Increase/(Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total

	(dollars in thousands)			(dollars in thousands)
Interest income
Loans
Taxable	$45,721	$30,894	$76,615	$42,681	$27,548	$70,229
Tax-exempt	300	166	466	215	173	388
Securities
Taxable (AFS)	(1,286)	1,761	475	(101)	940	839
Tax-exempt (AFS)	(1,277)	318	(959)	(1,199)	353	(846)
Taxable (HTM)	1,545	376	1,921	1,752	202	1,954
Tax-exempt (HTM)	(28)	2	(26)	(23)	1	(22)
Cash and due from banks	(2,563)	4,619	2,056	(2,101)	3,650	1,549
Total interest income	42,412	38,136	80,548	41,224	32,867	74,091
Interest expense
Deposits
Checking accounts	$136	$4,717	$4,853	$108	$4,376	$4,484
Savings accounts	1,285	6,526	7,811	1,210	5,337	6,547
Money market accounts	(13)	10,312	10,299	(33)	9,022	8,989
Certificates of deposit	3,705	6,942	10,647	3,168	5,654	8,822
Brokered Deposits	(137)	(6)	(143)	(141)	(1)	(142)
Total interest bearing deposits	4,976	28,491	33,467	4,312	24,388	28,700
Other borrowed funds	(2,298)	6,198	3,900	(2,112)	5,789	3,677
Total interest expense	2,678	34,689	37,367	2,200	30,177	32,377
Change in net interest income	$39,734	$3,447	$43,181	$39,024	$2,690	$41,714

CHANGES IN FINANCIAL CONDITION

Total Assets. Total assets increased $431.6 million, or 11.8%, to $4.09 billion at June 30, 2023, from $3.66 billion at December 31, 2022.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $8.1 million to $111.3 million at June 30, 2023 from $119.4 million at December 31, 2022.

Investment Securities. The carrying value of total investment securities decreased by $80.7 million to $269.0 million at June 30, 2023, from $349.7 million at December 31, 2022. This decline was primarily the result of significant maturities of securities in the Bank’s portfolio, as well as sales of approximately $34.2 million of securities, during the first quarter of 2023.

Loans. Net loans increased by $399.8 million, totaling $3.27 billion at June 30, 2023 compared to $2.87 billion at December 31, 2022. The fair value of loans acquired as part of the acquisition of Hometown during the first quarter of 2023 totaled $395.8 million.

Bank-Owned Life Insurance. At June 30, 2023, our investment in bank-owned life insurance was $60.5 million, an increase of $14.4 million from $46.1 million at December 31, 2022.

Deposits. Deposits increased $345.5 million, or 11.3%, to $3.41 billion at June 30, 2023 from $3.06 billion at December 31, 2022. The fair value of deposits acquired as part of the acquisition of Hometown during the first quarter of 2023 totaled $532.4 million.

Borrowings. At June 30, 2023, borrowings consisted of advances from the FHLB of Chicago, junior subordinated debentures, and subordinated debt to other banks and an individual. FHLB borrowings increased to $35.8 million at June 30, 2023, from $1.9 million at December 31, 2022. Junior subordinated debentures, all of which resulted from the acquisition of Hometown, totaled $10.9 million at June 30, 2023. Subordinated debt remained stable with $23.5 million at June 30, 2023 and December 31, 2022.

Stockholders’ Equity. Total stockholders’ equity increased $117.8 million, or 26.0%, to $570.9 million at June 30, 2023, from $453.1 million at December 31, 2022. The primary driver of this increase was the Hometown acquisition, which added $115.1 million to stockholders’ equity.

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

Our loan portfolio is our most significant earning asset, comprising 81.0% and 79.1% of our total assets as of June 30, 2023 and December 31, 2022, respectively. Our strategy is to grow our loan portfolio by originating quality commercial and consumer loans that comply with our credit policies and that produce revenues consistent with our financial objectives. We believe our loan portfolio is well-balanced, which provides us with the opportunity to grow while monitoring our loan concentrations.

Loans increased $420.5 million, or 14.5%, to $3.31 billion as of June 30, 2023 as compared to $2.89 billion as of December 31, 2022. This increase during the first six months of 2023 was primarily driven by the acquisition of Hometown, which included approximately $395.8 million in loan balances, and has been comprised of an increase of $41.2 million or 8.4% in commercial and industrial loans, an increase of $190.0 million or 26.5% in owner occupied commercial real estate loans, an increase of $77.1 million or 11.3% in non-owner occupied commercial real estate, a decrease of $16.9 million or 8.5% in construction and development loans, an increase of $127.8 million or 17.3% in residential 1-4 family loans and an increase of $1.4 million in consumer and other loans.

The following table presents the balance and associated percentage of each major category in our loan portfolio at June 30, 2023, December 31, 2022, and June 30, 2022:

	June 30,		December 31,		June 30,
	2023	% of Total	2022	% of Total	2022	% of Total

	(dollars in thousands)
Commercial & industrial	$533,657	16%	$492,450	17%	$394,740	16%
Commercial real estate
Owner occupied	906,944	27%	716,963	25%	588,596	25%
Non-owner occupied	758,729	23%	681,620	23%	574,925	24%
Construction & development	182,770	6%	199,708	7%	158,487	7%
Residential 1-4 family	867,282	26%	739,514	25%	616,748	26%
Consumer	49,454	2%	44,963	2%	35,520	1%
Other loans	15,645	—%	18,760	1%	18,601	1%
Total Loans	$3,314,481	100%	$2,893,978	100%	$2,387,617	100%

Our directors and officers and their associates are customers of, and have other transactions with, the Bank in the normal course of business. All loans and commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than normal risk of collection or present other unfavorable features. At June 30, 2023 and December 31, 2022, total loans outstanding to such directors and officers and their associates were $63.8 million and $70.2 million, respectively. During the six months ended June 30, 2023, $13.9 million of additions and $20.3 million of repayments were made to these loans. At June 30, 2023 and December 31, 2022, all of the loans to directors and officers were performing according to their original terms.

Loan categories

The principal categories of our loan portfolio are discussed below:

Commercial and Industrial (C&I). Our C&I portfolio totaled $533.7 million and $492.5 million at June 30, 2023 and December 31, 2022, respectively, and represented 16% and 17% of our total loans at those dates.

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

Commercial Real Estate (CRE). Our CRE loan portfolio totaled $1.67 billion and $1.40 billion at June 30, 2023 and December 31, 2022, respectively, and represented 50% and 48% of our total loans at those dates.

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

Construction and Development (C&D). Our C&D loan portfolio totaled $182.8 million and $199.7 million at June 30, 2023 and December 31, 2022, respectively, and represented 6% and 7% of our total loans at those dates.

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

Residential 1 – 4 Family. Residential 1 – 4 family loans held in portfolio amounted to $867.3 million and $739.5 million at June 30, 2023 and December 31, 2022, respectively, and represented 26% and 25% of our total loans at those dates.

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

We were servicing mortgage loans sold to others without recourse of approximately $1.19 billion at June 30, 2023 and $866.9 million at December 31, 2022.

Loans sold with the retention of servicing assets result in the capitalization of servicing rights. Loan servicing rights are included in other assets and are carried at fair value. The net balance of capitalized servicing rights amounted to $13.5 million and $9.6 million at June 30, 2023 and December 31, 2022, respectively.

Consumer Loans. Our consumer loan portfolio totaled $49.5 million and $45.0 million at June 30, 2023 and December 31, 2022, respectively, and represented 2% of our total loans at those dates. Consumer loans include secured and unsecured loans, lines of credit and personal installment loans.

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

Other Loans. Our other loans totaled $15.6 million and $18.8 million at June 30, 2023 and December 31, 2022, respectively, and are immaterial to the overall loan portfolio. The other loans category consists primarily of over-drafted depository accounts, loans utilized to purchase or carry securities and loans to nonprofit organizations.

Loan Portfolio Maturities.

The following tables summarize the dollar amount of loans maturing in our portfolio based on their loan type, fixed or variable rate of interest, and contractual terms to maturity at June 30, 2023. The tables do not include any estimate of prepayments, which can significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One Year or	One to Five	Five to Fifteen	Over Fifteen
	Less	Years	Years	Years	Total

	(dollars in thousands)
Commercial & industrial	$129,318	$263,178	$137,934	$3,227	$533,657
Commercial real estate
Owner Occupied	131,337	361,214	336,038	78,355	906,944
Non-owner Occupied	49,096	370,666	330,533	8,434	758,729
Construction & Development	36,312	31,252	74,414	40,792	182,770
Residential 1-4 family	15,551	111,910	239,628	500,193	867,282
Consumer and other	5,455	40,325	16,207	3,112	65,099
Total	$367,069	$1,178,545	$1,134,754	$634,113	$3,314,481
Fixed Rate Loans:
Commercial & industrial	$20,823	$230,418	$97,136	$3,201	$351,578
Commercial real estate
Owner Occupied	59,172	333,167	134,258	21,464	548,061
Non-owner Occupied	44,308	359,809	203,977	—	608,094
Construction & Development	14,515	26,781	55,016	30,698	127,010
Residential 1-4 family	7,258	87,072	196,519	279,806	570,655
Consumer and other	5,042	39,345	15,835	3,112	63,334
Total	$151,118	$1,076,592	$702,741	$338,281	$2,268,732
Floating Rate Loans:
Commercial & industrial	$108,495	$32,760	$40,798	$26	$182,079
Commercial real estate
Owner Occupied	72,165	28,047	201,780	56,891	358,883
Non-owner Occupied	4,788	10,857	126,556	8,434	150,635
Construction & Development	21,797	4,471	19,398	10,094	55,760
Residential 1-4 family	8,293	24,838	43,109	220,387	296,627
Consumer and other	413	980	372	—	1,765
Total	$215,951	$101,953	$432,013	$295,832	$1,045,749

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

Our nonperforming assets consist of nonperforming loans and foreclosed real estate. Nonperforming loans are those on which the accrual of interest has stopped, as well as loans that are contractually 90 days past due on which interest continues to accrue. The composition of our nonperforming assets is as follows:

	As of June 30,	As of December 31,	As of June 30,
	2023	2022	2022

	(dollars in thousands)
Nonperforming loans
Nonaccrual loans
Commercial & industrial	$785	$418	$221
Commercial real estate
Owner Occupied	3,334	2,688	3,667
Non-owner Occupied	—	—	—
Construction & Development	—	17	18
Residential 1-4 family	467	505	418
Consumer and other	14	—	24
Total nonaccrual loans	4,600	3,628	4,348
Loans past due > 90 days, but still accruing
Commercial & industrial	175	—	738
Commercial real estate
Owner Occupied	—	—	—
Non-owner Occupied	—	—	—
Construction & Development	—	—	—
Residential 1-4 family	422	268	420
Consumer and other	4	5	5
Total loans past due > 90 days, but still accruing	601	273	1,163
Total nonperforming loans	$5,201	$3,901	$5,511
OREO
Commercial real estate owned	$—	$—	$—
Residential real estate owned	—	—	—
Acquired bank property real estate owned	2,239	2,520	—
Total OREO	$2,239	$2,520	$—
Total nonperforming assets ("NPAs")	$7,440	$6,421	$5,511
Accruing modified loans to borrowers experiencing financial difficulty (1)	$21	$450	$461
Ratios
Nonaccrual loans to total loans	0.14%	0.13%	0.18%
NPAs to total loans plus OREO	0.22%	0.22%	0.22%
NPAs to total assets	0.18%	0.18%	0.18%
ACL - Loans to nonaccrual loans	944%	625%	522%
ACL - Loans to total loans	1.31%	0.78%	0.95%
(1)	Amounts prior to January 1, 2023 represent accruing troubled debt restructured loans.

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

Loans with similar risk characteristics are evaluated in pools and, depending on the nature of each identified pool, the Company utilizes a discounted cash flow (“DCF”), probability of default / loss given default (“PD/LGD”) or remaining life method. The historical loss experience estimate by pool is then adjusted by forecast factors that are quantitatively related to the Company’s historical credit loss experience, such as national unemployment rates, gross domestic product and indexes which are indicative of the value of underlying collateral. Losses are forecasted over the expected life of the loan, first by predicting over a period of time determined to be reasonable and supportable (currently four calendar quarters), and at the end of the reasonable and supportable period reverting to long term historical averages. The reasonable and supportable period and reversion period are re-evaluated each quarter by the Company and are dependent on the current economic environment among other factors. See Note 1 and Note 5 in the Notes to Unaudited Consolidated Financial Statements included in Item 1. Financial Statements elsewhere in this report.

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

At June 30, 2023, the ACL - Loans was $43.4 million (representing 1.31 % of period end loans). The Company adopted CECL as of January 1, 2023, which increased the ACL - Loans by $11.0 million. In addition, the ACL - Loans increased due to the acquisition of Hometown, which required a $3.6 million provision for credit losses on non-PCD loans and a $5.5 million reserve related to PCD loans. Net charge-offs remain negligible.

The following table summarizes the changes in our ACL - Loans for the periods indicated:

	Six months ended	Year ended	Six months ended
	June 30,	December 31,	June 30,
	2023	2022	2022

	(dollars in thousands)
Balance of ACL - Loans at the beginning of period	$22,680	$20,315	$20,315
Adoption of CECL	10,972	—	—
ACL - Loans on PCD loans acquired	5,534	—	—
Net loans charged-off (recovered):
Commercial & industrial	(3)	(499)	(454)
Commercial real estate - owner occupied	(70)	816	(74)
Commercial real estate - non-owner occupied	—	(360)	(3)
Construction & Development	—	(152)	(152)
Residential 1-4 family	(102)	26	34
Consumer	(3)	21	—
Other Loans	47	(17)	(35)
Total net loans recovered	(131)	(165)	(684)
Provision charged to operating expense	4,092	2,200	1,700
Balance of ACL - Loans at end of period	$43,409	$22,680	$22,699
Ratio of net charge-offs (recoveries) to average loans by loan composition
Commercial & industrial	—%	(0.12)%	(0.12)%
Commercial real estate - owner occupied	—%	0.13%	(0.01)%
Commercial real estate - non-owner occupied	—%	(0.06)%	—%
Construction & Development	—%	(0.09)%	(0.10)%
Residential 1-4 family	(0.01)%	—%	0.01%
Consumer	(0.01)%	0.05%	—%
Other Loans	0.03%	(0.04)%	(0.17)%
Total net charge-offs to average loans	(0.01)%	(0.01)%	(0.03)%

The following table summarizes an allocation of the ACL - Loans and the related percentage of loans outstanding in each category for the periods below.

	June 30,		December 31,		June 30,
	2023		2022		2022
		% of		% of		% of
(in thousands, except %)	Amount	Loans	Amount	Loans	Amount	Loans
Loan Type:
Commercial & industrial	$7,150	16%	$4,071	17%	$4,335	16%
Commercial real estate - owner occupied	12,851	27%	5,204	25%	6,413	25%
Commercial real estate - non-owner occupied	8,399	23%	5,405	23%	5,415	24%
Construction & development	3,238	6%	1,592	7%	1,182	7%
Residential 1-4 family	10,645	26%	5,944	25%	4,966	26%
Consumer	1,013	2%	314	2%	248	1%
Other loans	113	—%	150	1%	140	1%
Total allowance	$43,409	100%	$22,680	100%	$22,699	100%

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

Deposits. Our current deposit products include non-interest bearing and interest-bearing checking accounts, savings accounts, money market accounts, and certificate of deposits. As of June 30, 2023, deposit liabilities accounted for approximately 83.2% of our total liabilities and equity. We accept deposits primarily from customers in the communities in which our branches and offices are located, as well as from small businesses and other customers throughout our lending area. We rely on our competitive pricing and products, quality customer service, and convenient locations and hours to attract and retain deposits. Deposit rates and terms are based primarily on current business strategies, market interest rates, liquidity requirements and our deposit growth goals.

Total deposits were $3.41 billion and $3.06 billion as of June 30, 2023 and December 31, 2022, respectively. Noninterest-bearing deposits at June 30, 2023 and December 31, 2022, were $1.08 billion and $934.1 million, respectively, while interest-bearing deposits were $2.32 billion and $2.13 billion at June 30, 2023 and December 31, 2022, respectively.

At June 30, 2023, we had a total of $506.8 million in certificates of deposit, including $1.3 million of brokered deposits. Based on historical experience and our current pricing strategy, we believe we will retain a majority of these accounts upon maturity, although our long-term strategy is to minimize reliance on certificates of deposits by increasing relationship deposits in lower earning savings and demand deposit accounts.

The following tables set forth the average balances of our deposits for the periods indicated:

	Six months ended		Year ended		Six months ended
	June 30, 2023		December 31, 2022		June 30, 2022
	Amount	Percent	Amount	Percent	Amount	Percent

	(dollars in thousands)

Noninterest-bearing demand deposits	$1,058,421	31.7%	$878,727	31.6%	$807,847	31.6%
Interest-bearing checking deposits	294,648	8.8%	253,443	9.1%	235,778	9.2%
Savings deposits	839,702	25.1%	691,599	24.8%	589,869	23.1%
Money market accounts	666,530	20.0%	666,717	23.9%	677,475	26.5%
Certificates of deposit	474,225	14.2%	286,054	10.3%	233,636	9.1%
Brokered deposits	5,597	0.2%	8,587	0.3%	10,455	0.4%
Total	$3,339,123	100%	$2,785,127	100%	$2,555,060	100%

The following table provides information on maturities of certificates of deposits which exceed FDIC insurance limits of $250,000 as of June 30, 2023:

	Time Deposits over FDIC	Portion of Time Deposits in
	Insurance Limits	Excess of FDIC Insurance Limits

	(dollars in thousands)
3 months or less remaining	$21,677	$9,177
Over 3 to 6 months remaining	32,448	13,698
Over 6 to 12 months remaining	49,704	26,454
Over 12 months or more remaining	14,230	5,230
Total	$118,059	$54,559

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

The following table summarizes securities sold under repurchase agreements, and the weighted average interest rates paid:

	Six months ended	Year ended	Six months ended
(dollars in thousands)	June 30, 2023	December 31, 2022	June 30, 2022
Average daily amount of securities sold under repurchase agreements during the period	$48,318	$25,749	$23,506
Weighted average interest rate on average daily securities sold under repurchase agreements	4.72%	2.11%	0.04%
Maximum outstanding securities sold under repurchase agreements at any month-end	$60,306	$97,196	$38,803
Securities sold under repurchase agreements at period end	$23,802	$97,196	$16,125
Weighted average interest rate on securities sold under repurchase agreements at period end	5.09%	4.31%	0.06%

Borrowings

The Company’s borrowings have historically consisted primarily of FHLB of Chicago advances collateralized by a blanket pledge agreement on the Company’s FHLB capital stock and retail and commercial loans held in the Company’s portfolio. There were $35.8 million of advances outstanding from the FHLB at June 30, 2023, and $1.9 million as of December 31, 2022.

The total loans pledged as collateral were $1.44 billion at June 30, 2023 and $1.15 billion at December 31, 2022. There were no outstanding letters of credit from the FHLB at June 30, 2023 or December 31, 2022.

The following table summarizes borrowings, which consist of borrowings from the FHLB, and the weighted average interest rates paid:

	Six months ended	Year ended	Six months ended
(dollars in thousands)	June 30, 2023	December 31, 2022	June 30, 2022
Average daily amount of borrowings outstanding during the period	$25,598	$139,498	$278,223
Weighted average interest rate on average daily borrowing	3.92%	0.42%	0.42%
Maximum outstanding borrowings at any month-end	$36,577	$308,756	$308,756
Borrowing outstanding at period end	$35,825	$1,929	$1,735
Weighted average interest rate on borrowing at period end	3.58%	1.71%	2.14%

Lines of credit and other borrowings.

We maintain a $7.5 million line of credit with another commercial bank, which was entered into on May 15, 2022. There were no outstanding balances on this note at June 30, 2023. Any future borrowings will required monthly payments of interest at a variable rate, and will be due in full on May 15, 2024.

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

During July 2020, the Company entered into subordinated note agreements with two separate commercial banks. As of June 30, 2023 and December 31, 2022, outstanding balances under these agreements totaled $6.0 million. These notes were issued with 10-year maturities, will carry interest at a fixed rate of 5.0% through June 30, 2025, and at a variable rate thereafter, payable quarterly. These notes are callable on or after January 1, 2026 and qualify for Tier 2 capital for regulatory purposes.

During August 2022, the Company entered into subordinated note agreements with an individual. As of June 30, 2023, outstanding balances under these agreements totaled $6.0 million. These notes were issued with 10-year maturities, will carry interest at a fixed rate of 5.25% through August 6, 2027, and at a variable rate thereafter, payable quarterly. These notes are callable on or after August 6, 2027 and qualify for Tier 2 capital for regulatory purposes.

As a result of the acquisition of Hometown during February 2023, the Company acquired all of the common securities of Hometown’s wholly-owned subsidiaries, Hometown Bancorp, Ltd. Capital Trust I (“Trust I”) and Hometown Bancorp, Ltd. Capital Trust II (“Trust II”). The Company also assumed adjustable rate junior subordinated debentures issued to these trusts. The junior subordinated debentures issued to Trust I and Trust II total $4.1 and $8.2 million, respectively, carry interest at floating rates resetting on each quarterly payment date, and are due on January 7, 2034 and December 15, 2036, respectively. Both junior subordinated debentures are redeemable by the Company, subject to prior approval by the Federal Reserve Bank, on any quarterly payment date. The junior subordinated debentures represent the sole asset of Trust I and Trust II. The trusts are not included in the consolidated financial statements. The net effect of all agreements assumed with respect to Trust I and Trust II is that the Company, through payments on its debentures, is liable for the distributions and other payments required on the trusts’ preferred securities. Trust I and Trust II also provide the Company with $12.0 million in Tier 1 capital for regulatory capital purposes. Interest on all debentures is current. Applicable discounts (initially recorded to carry the acquired debentures at their then estimated fair value) are being accreted to interest expense over the remaining life of the debentures, and total $1.4 million at June 30, 2023.

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

Securities available for sale consist of U.S. treasury securities, obligations of states and political subdivision, mortgage-backed securities, and corporate notes. Securities classified as available for sale, which management has the intent and ability to hold for an indefinite period of time, but not necessarily to maturity, are carried at fair value, with unrealized gains and losses, net of related deferred income taxes, included in stockholders’ equity as a separate component of other comprehensive income. The fair value of securities available for sale totaled $191.3 million and included gross unrealized gains of $50,000 and gross unrealized losses of $20.5 million at June 30, 2023. At December 31, 2022, the fair value of securities available for sale totaled $304.6 million and included gross unrealized gains of $0.5 million and gross unrealized losses of $21.8 million.

Securities classified as held to maturity consist of U.S. treasury securities and obligations of states and political subdivisions. These securities, which management has the intent and ability to hold to maturity, are reported at amortized cost. Securities held to maturity totaled $77.7 million at June 30, 2023 and $45.1 million at December 31, 2022.

The Company had recognized net losses on sales of securities of $75,000 during the six months ended June 30, 2023. There were no sales of securities during the six months ended June 30, 2022.

The following tables set forth the composition and maturities of investment securities as of June 30, 2023 and December 31, 2022. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

			After One, But		After Five, But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
At June 30, 2023	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)

	(dollars in thousands)
Available for sale securities
U.S. Treasury securities	$—	—%	$14,842	1.2%	$34,805	1.5%	$—	—%	$49,647	1.4%
Obligations of U.S. Government sponsored agencies	—	—%	2,412	5.2%	16,526	2.3%	13,846	2.4%	32,784	2.5%
Obligations of states and political subdivisions	—	—%	9,370	4.1%	13,905	3.3%	40,682	2.8%	63,957	3.1%
Mortgage-backed securities	3,292	2.4%	12,363	3.0%	12,831	4.1%	14,944	3.7%	43,430	3.5%
Corporate notes	4,989	3.3%	—	—%	14,351	3.7%	1,615	6.2%	20,955	3.8%
Certificates of deposit	993	1.2%	—	—%	—	—%	—	—%	993	1.2%
Total available for sale securities	$9,274	2.7%	$38,987	2.7%	$92,418	2.6%	$71,087	3.0%	$211,766	2.7%
Held to maturity securities
U.S. Treasury securities	$8,951	3.6%	$60,428	3.5%	$4,177	4.4%	$—	—	$73,556	3.6%
Obligations of states and political subdivisions	956	2.8%	2,325	2.6%	871	3.1%	—	—%	4,152	2.8%
Total held to maturity securities	$9,907	3.5%	$62,753	3.5%	$5,048	4.2%	$—	—%	$77,708	3.5%
Total	$19,181	3.1%	$101,740	3.2%	$97,466	2.7%	$71,087	3.0%	$289,474	3.0%

			After One, But		After Five, But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
At December 31, 2022	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)

	(dollars in thousands)
Available for sale securities
U.S. Treasury securities	$99,991	1.2%	$9,857	1.2%	$39,766	1.5%	$—	—%	149,614	1.3%
Obligations of U.S. Government sponsored agencies	—	—%	—	—%	12,846	1.5%	12,089	1.9%	24,935	1.7%
Obligations of states and political subdivisions	3,927	3.0%	5,541	3.6%	24,338	3.5%	56,895	3.0%	90,701	3.2%
Mortgage-backed securities	3,358	2.4%	9,829	2.9%	12,608	3.2%	12,906	3.4%	38,701	3.1%
Corporate notes	—	—%	4,983	3.3%	14,674	3.6%	1,348	8.6%	21,005	3.8%
Certificates of deposit	503	1.1%	501	1.2%	—	—%	—	—%	1,004	1.2%
Total available for sale securities	$107,779	1.3%	$30,711	2.5%	$104,232	2.5%	$83,238	3.0%	$325,960	2.2%
Held to maturity securities
U.S. Treasury securities	$—	—%	$35,772	2.7%	$4,130	3.6%	$—	—%	39,902	2.9%
Obligations of states and political subdivisions	389	3.2%	3,935	2.6%	871	3.1%	—	—%	5,195	2.7%
Total held to maturity securities	$389	3.2%	$39,707	2.7%	$5,001	4.2%	$—	—%	$45,097	2.9%
Total	$108,168	1.3%	$70,418	2.6%	$109,233	2.6%	$83,238	3.0%	$371,057	2.3%
(1)	Weighted Average Yield is shown on a fully taxable equivalent basis using a federal tax rate of 21%.

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

As of June 30, 2023 and December 31, 2022, no allowance for credit losses on securities AFS was recognized. The Company does not consider its securities AFS with unrealized losses to be attributable to credit-related factors, as the unrealized losses in each category have occurred as a result of changes in noncredit-related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. Furthermore, the Company does not have the intent to sell any of these securities AFS and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost.

Furthermore, the Company does not believe there are any expected credit losses in its HTM securities portfolio at June 30, 2023 or December 31, 2022. All U.S. Treasury securities have the full faith and credit backing of the United States government and the amount of obligations of states and political subdivisions is immaterial to the financial statements.

As of June 30, 2023, 228 debt securities had gross unrealized losses, with an aggregate depreciation of 9.7% from our amortized cost basis. The largest unrealized loss percentage of any single security was 27.2% (or $0.5 million) of its amortized cost. The largest unrealized dollar loss of any security was $1.4 million (or 14.6%).

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

Capital Adequacy. Total stockholders’ equity was $570.9 million at June 30, 2023 compared to $453.1 million at December 31, 2022.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, requires the federal bank regulatory agencies to take “prompt corrective action” regarding depository institutions that do not meet minimum capital requirements. FDICIA establishes five regulatory capital tiers: “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized”. A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. The FDICIA imposes progressively more restrictive restraints on operations, management and capital distributions, depending on the category in which an institution is classified. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions may not accept brokered deposits absent a waiver from the FDIC, are subject to growth limitations and are required to submit capital restoration plans for regulatory approval. A depository institution’s holding company must guarantee any required capital restoration plan, up to an amount equal to the lesser of 5 percent of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. Federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. All of the federal bank regulatory agencies have adopted regulations establishing relevant capital measures and relevant capital levels for federally insured depository institutions. The Bank was well capitalized at June 30, 2023, and brokered deposits are not restricted.

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

Federal banking regulators have issued risk-based capital guidelines, which assign risk factors to asset categories and off-balance-sheet items. The following table reflects capital ratios computed utilizing the implemented Basel III regulatory capital framework discussed above:

					Minimum Capital Required		Minimum To Be Well-
			Minimum Capital		for Capital Adequacy Plus		Capitalized Under prompt
			Required for Capital		Capital Conservation Buffer		corrective Action
	Actual		Adequacy		Basel III Phase-In Schedule		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
At June 30, 2023
Bank First Corporation:
Total capital (to risk-weighted assets)	$458,698	12.9%	$284,759	8.0%	$373,747	10.5%	N/A	N/A
Tier I capital (to risk-weighted assets)	400,018	11.2%	213,570	6.0%	302,557	8.5%	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	388,018	10.9%	160,177	4.5%	249,164	7.0%	N/A	N/A
Tier I capital (to average assets)	400,018	10.3%	156,117	4.0%	156,117	4.0%	N/A	N/A
Bank First, N.A:
Total capital (to risk-weighted assets)	$436,571	12.2%	$284,567	8.0%	$373,494	10.5%	$355,709	10.0%
Tier I capital (to risk-weighted assets)	401,391	11.2%	213,425	6.0%	302,352	8.5%	284,567	8.0%
Common equity tier I capital (to risk-weighted assets)	401,391	11.2%	160,069	4.5%	248,996	7.0%	231,211	6.5%
Tier I capital (to average assets)	401,391	10.8%	156,349	4.0%	156,349	4.0%	195,436	5.0%
At December 31, 2022
Bank First Corporation:
Total capital (to risk-weighted assets)	$387,814	12.2%	$253,689	8.0%	$332,967	10.5%	N/A	N/A
Tier I capital (to risk-weighted assets)	341,634	10.8%	190,627	6.0%	269,545	8.5%	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	341,634	10.8%	142,700	4.5%	221,978	7.0%	N/A	N/A
Tier I capital (to average assets)	341,634	9.7%	140,992	4.0%	140,992	4.0%	N/A	N/A
Bank First, N.A:
Total capital (to risk-weighted assets)	$372,312	11.8%	$253,504	8.0%	$332,724	10.5%	$316,880	10.0%
Tier I capital (to risk-weighted assets)	349,632	11.0%	190,128	6.0%	269,348	8.5%	253,504	8.0%
Common equity tier I capital (to risk-weighted assets)	349,632	11.0%	142,596	4.5%	221,816	7.0%	205,972	6.5%
Tier I capital (to average assets)	349,632	9.9%	140,887	4.0%	140,887	4.0%	176,108	5.0%

As previously mentioned, the Company carried $23.5 million of subordinated debt as of June 30, 2023 and December 31, 2022, and $10.9 million in junior subordinated debentures as of June 30, 2023, all of which is included in total capital for the Company in the tables above.

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

Loan commitments and standby and direct pay letters of credit do not necessarily represent our future cash requirements because while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. Our off-balance sheet arrangements at the dates indicated were as follows:

	Amounts of Commitments Expiring - By Period as of June 30, 2023
		Less Than One	One to Three	Three to Five
Other Commitments	Total	Year	Years	Years	After Five Years

	(dollars in thousands)
Unused lines of credit	$777,349	$380,089	$95,741	$82,932	$218,587
Standby and direct pay letters of credit	11,306	8,887	1,531	705	183
Credit card arrangements	19,386	—	—	—	19,386
Total commitments	$808,041	$388,976	$97,272	$83,637	$238,156

	Amounts of Commitments Expiring - By Period as of December 31, 2022
		Less Than	One to	Three to	After Five
Other Commitments	Total	One Year	Three Years	Five Years	Years

	(dollars in thousands)
Unused lines of credit	$660,564	$299,202	$91,567	$52,037	$217,758
Standby and direct pay letters of credit	10,343	8,023	1,415	722	183
Credit card arrangements	17,364	—	—	—	17,364
Total commitments	$688,271	$307,225	$92,982	$52,759	$235,305

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

Interest Rate Sensitivity. Interest rate risk is the risk to earnings and value arising from changes in market interest rates. Interest rate risk arises from timing differences in the repricings and maturities of interest-earning assets and interest-bearing liabilities (repricing risk), changes in the expected maturities of assets and liabilities arising from embedded options, such as borrowers’ ability to prepay home mortgage loans at any time and depositors’ ability to redeem certificates of deposit before maturity (option risk), changes in the shape of the yield curve where interest rates increase or decrease in a nonparallel fashion (yield curve risk), and changes in spread relationships between different yield curves, such as U.S. Treasuries (basis risk).

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

As of June 30, 2023:

Change in Interest Rates	Percentage Change in
(in Basis Points)	Net Interest Income
+400	(4.5)%
+300	(3.5)%
+200	(2.3)%
+100	(1.2)%
-100	0.6%

As of December 31, 2022:

Change in Interest Rates	Percentage Change in
(in Basis Points)	Net Interest Income
+400	3.6%
+300	2.7%
+200	2.1%
+100	1.5%
-100	(4.4)%

Economic Value of Equity Analysis. We also analyze the sensitivity of the Company’s financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between estimated changes in the present value of the Company’s assets and estimated changes in the present value of the Company’s liabilities assuming various changes in current interest rates. The Company’s economic value of equity analysis as of June 30, 2023 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Company would experience a 2.93% increase in the economic value of equity. At the same date, our analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, the Company would experience a 1.44% decrease in the economic value of equity. The estimates of changes in the economic value of our equity require us to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on the economic value of our equity. Although our economic value of equity analysis provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of our equity and will differ from actual results.

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

Changes in Internal Control Over Financial Reporting

No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

We are a party to various litigation in the normal course of business. Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on our financial position, results of operations or liquidity.

ITEM 1A.     RISK FACTORS

Additional information regarding risk factors appears in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements” of this Form 10-Q and in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes during the quarterly period ended June 30, 2023 to the risk factors previously disclosed in the Company’s Annual Report.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.
(b)	None.
(c)	Issuer Purchases of Equity Securities

On April 18, 2023, the Company reactivated its share repurchase program, pursuant to which the Company may repurchase up to $26 million of its common stock, par value $0.01 per share, for a period of one (1) year, ending on April 17, 2024. The program was announced in a Current Report on Form 8-K on April 19, 2023. The table below sets forth information regarding repurchases of our common stock during the second quarter of 2023 under that program as well as pursuant to the 2020 Equity Plan and other repurchases.

			Total Number	Maximum Number
			of Shares Repurchased as	of Shares
			Part of	that May Yet Be
	Total Number of Shares	Average Price Paid per	Publicly Announced	Purchased Under the
(in thousands, except per share data)	Repurchased	Share(1)	Plans or Programs	Plans or Programs(2)
April 2023	18,486	$72.55	18,486	294,014
May 2023	0	0	0	294,014
June 2023	0	0	0	294,014
Total	18,486	$72.55	18,486	294,014
(1)	The average price paid per share is calculated on a trade date basis for all open market transactions and excludes commissions and other transaction expenses.
(2)	Based on the closing per share price as of June 30, 2023 ($83.20).

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

BANK FIRST CORPORATION

DATE:	August 9, 2023	BY:	/s/Kevin M. LeMahieu
Kevin M. LeMahieu
Chief Financial Officer
(Principal Financial and Accounting Officer)