Form 10-Q
period 2023-09-30
Bank First Corp
filed 2023-11-09
CIK 1746109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of November 9, 2023 was 10,365,891 shares.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS:

BANK FIRST CORPORATION

Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2023	December 31, 2022
	(Unaudited)	(Audited)

Assets
Cash and due from banks	$46,332	$51,524
Interest-bearing deposits	29,444	67,827
Cash and cash equivalents	75,776	119,351
Securities held to maturity, at amortized cost ($74,888 and $43,770 fair value at September 30, 2023 and December 31, 2022, respectively)	77,154	45,097
Securities available for sale, at fair value ($205,602 and $325,960 amortized cost at September 30, 2023 and December 31, 2022, respectively)	179,046	304,637
Loans held for sale	1,155	648
Loans	3,355,549	2,893,978
Allowance for credit losses - loans ("ACL-Loans")	(43,404)	(22,680)
Loans, net	3,312,145	2,871,298
Premises and equipment, net	70,994	56,448
Goodwill	175,106	110,206
Other investments	21,542	16,495
Cash value of life insurance	60,889	46,050
Core deposit intangibles, net	28,599	16,829
Mortgage servicing rights ("MSR")	13,733	9,582
Other real estate owned (“OREO”)	1,844	2,520
Investment in minority-owned subsidiaries	46,203	44,180
Other assets	23,333	17,091
TOTAL ASSETS	$4,087,519	$3,660,432
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Interest-bearing deposits	$2,333,452	$2,126,137
Noninterest-bearing deposits	1,064,841	934,092
Total deposits	3,398,293	3,060,229
Securities sold under repurchase agreements	17,191	97,196
Notes payable	35,847	1,929
Subordinated notes	23,500	23,500
Junior subordinated debentures	10,972	—
Other liabilities	24,387	24,475
Total liabilities	3,510,190	3,207,329
Stockholders’ equity:
Serial preferred stock - $0.01 par value
Authorized - 5,000,000 shares	—	—
Common stock - $0.01 par value
Authorized - 20,000,000 shares
Issued - 11,515,130 and 10,064,858 shares as of September 30, 2023 and December 31, 2022, respectively
Outstanding - 10,379,071 and 9,021,697 shares as of September 30, 2023 and December 31, 2022, respectively	115	101
Additional paid-in capital	333,254	218,263
Retained earnings	316,212	295,496
Treasury stock, at cost - 1,136,059 and 1,043,161 shares as of September 30, 2023 and December 31, 2022, respectively	(52,497)	(45,191)
Accumulated other comprehensive loss	(19,755)	(15,566)
Total stockholders’ equity	577,329	453,103
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,087,519	$3,660,432

See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statements of Income

(In thousands, except per share data) (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Interest income:
Loans, including fees	$43,552	$28,353	$124,308	$74,131
Securities:
Taxable	2,384	1,590	6,405	4,266
Tax-exempt	243	453	789	1,339
Other	810	344	2,318	1,044
Total interest income	46,989	30,740	133,820	80,780
Interest expense:
Deposits	11,644	2,637	29,177	5,939
Securities sold under repurchase agreements	252	100	1,383	104
Borrowed funds	1,035	310	2,696	1,274
Total interest expense	12,931	3,047	33,256	7,317
Net interest income	34,058	27,693	100,564	73,463
Provision for credit losses	—	—	4,182	1,700
Net interest income after provision for credit losses	34,058	27,693	96,382	71,763
Noninterest income:
Service charges	1,821	1,383	5,186	4,246
Income from Ansay and Associates, LLC (“Ansay”)	791	671	2,812	2,316
Income from UFS, LLC (“UFS”)	784	852	2,444	2,120
Loan servicing income	734	491	2,119	1,377
Valuation adjustment on MSR	229	885	460	2,846
Net gain on sales of mortgage loans	248	264	624	1,338
Other	647	620	2,012	1,562
Total noninterest income	5,254	5,166	15,657	15,805
Noninterest expense:
Salaries, commissions, and employee benefits	10,216	10,812	29,998	24,993
Occupancy	1,455	1,176	4,363	3,505
Data processing	2,153	1,577	6,111	4,353
Postage, stationery, and supplies	244	215	848	542
Net loss (gain) on sales and valuations of OREO	53	—	542	(146)
Net loss on sale of securities	—	—	75	—
Advertising	60	61	226	205
Charitable contributions	229	150	680	553
Outside service fees	1,438	2,538	4,987	5,096
Amortization of intangibles	1,626	751	4,720	1,338
Other	2,173	1,615	6,707	4,260
Total noninterest expense	19,647	18,895	59,257	44,699
Income before provision for income taxes	19,665	13,964	52,782	42,869
Provision for income taxes	4,861	3,431	13,166	10,499
Net Income	$14,804	$10,533	$39,616	$32,370
Earnings per share - basic	$1.43	$1.26	$3.89	$4.15
Earnings per share - diluted	$1.43	$1.26	$3.89	$4.15

See accompanying notes to unaudited consolidated financial statements

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statements of Comprehensive Income

(In thousands) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Net Income	$14,804	$10,533	$39,616	$32,370
Other comprehensive income (loss):
Unrealized losses on available for sale securities:
Unrealized holding losses arising during period	(6,093)	(9,188)	(5,308)	(30,613)
Amortization of unrealized holding gains on securities transferred from available for sale to held to maturity	—	—	—	(1)
Reclassification adjustment for losses included in net income	—	—	75	—
Income tax benefit	1,276	2,480	1,044	8,266
Total other comprehensive loss	(4,817)	(6,708)	(4,189)	(22,348)
Comprehensive income	$9,987	$3,825	$35,427	$10,022

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statement of Stockholders’ Equity

(In thousands, except share and per share data) (Unaudited)

						Accumulated
	Serial		Additional			Other	Total
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive	Stockholders'
	Stock	Stock	Capital	Earnings	Stock	Income (loss)	Equity

Balance at January 1, 2022	$—	$85	$93,149	$258,104	$(32,294)	$3,609	$322,653
Net income	—	—	—	10,183	—	—	10,183
Other comprehensive loss	—	—	—	—	—	(8,199)	(8,199)
Purchase of treasury stock	—	—	—	—	(5,018)	—	(5,018)
Sale of treasury stock	—	—	—	—	37	—	37
Cash dividends ($0.22 per share)	—	—	—	(1,673)	—	—	(1,673)
Amortization of stock-based compensation	—	—	320	—	—	—	320
Vesting of restricted stock awards	—	—	(1,303)	—	1,303	—	—

Balance at March 31, 2022	—	85	92,166	266,614	(35,972)	(4,590)	318,303
Net income	—	—	—	11,654	—	—	11,654
Other comprehensive loss	—	—	—	—	—	(7,441)	(7,441)
Purchase of treasury stock	—	—	—	—	(7,186)	—	(7,186)
Sale of treasury stock	—	—	—	—	23	—	23
Cash dividends ($0.22 per share)	—	—	—	(1,638)	—	—	(1,638)
Amortization of stock-based compensation	—	—	447	—	—	—	447

Balance at June 30, 2022	—	85	92,613	276,630	(43,135)	(12,031)	314,162
Net income	—	—	—	10,533	—	—	10,533
Other comprehensive loss	—	—	—	—	—	(6,708)	(6,708)
Purchase of treasury stock	—	—	—	—	(2,109)	—	(2,109)
Sale of treasury stock	—	—	—	—	25	—	25
Cash dividends ($0.25 per share)	—	—	—	(2,256)	—	—	(2,256)
Amortization of stock-based compensation	—	—	448	—	—	—	448
Shares issued in the acquisition of Denmark Bancshares, Inc. (1,586,475 shares)	—	16	125,304	—	—	—	125,320

Balance at September 30, 2022	$—	$101	$218,365	$284,907	$(45,219)	$(18,739)	$439,415

Balance at January 1, 2023	$—	$101	$218,263	$295,496	$(45,191)	$(15,566)	$453,103
Net income	—	—	—	10,680	—	—	10,680
Other comprehensive income	—	—	—	—	—	2,410	2,410
Purchase of treasury stock	—	—	—	—	(6,727)	—	(6,727)
Sale of treasury stock	—	—	—	—	37	—	37
Cash dividends ($0.25 per share)	—	—	—	(2,616)	—	—	(2,616)
Amortization of stock-based compensation	—	—	456	—	—	—	456
Vesting of restricted stock awards	—	—	(1,585)	—	1,585	—	—
Adoption of new accounting pronouncement (See Note 1)	—	—	—	(10,050)	—	—	(10,050)
Shares issued in the acquisition of Hometown Bancorp, Ltd. (1,450,272 shares)	—	14	115,065	—	—	—	115,079

Balance at March 31, 2023	—	115	332,199	293,510	(50,296)	(13,156)	562,372
Net income	—	—	—	14,132	—	—	14,132
Other comprehensive loss	—	—	—	—	—	(1,782)	(1,782)
Purchase of treasury stock	—	—	—	—	(1,341)	—	(1,341)
Sale of treasury stock	—	—	—	—	44	—	44
Cash dividends ($0.30 per share)	—	—	—	(3,117)	—	—	(3,117)
Amortization of stock-based compensation	—	—	564	—	—	—	564
Vesting of restricted stock awards	—	—	(45)	—	45	—	—

Balance at June 30, 2023	—	115	332,718	304,525	(51,548)	(14,938)	570,872
Net income	—	—	—	14,804	—	—	14,804
Other comprehensive loss	—	—	—	—	—	(4,817)	(4,817)
Purchase of treasury stock	—	—	—	—	(1,037)	—	(1,037)
Sale of treasury stock	—	—	—	—	63	—	63
Cash dividends ($0.30 per share)	—	—	—	(3,117)	—	—	(3,117)
Amortization of stock-based compensation	—	—	561	—	—	—	561
Vesting of restricted stock awards	—	—	(25)	—	25	—	—

Balance at September 30, 2023	$—	$115	$333,254	$316,212	$(52,497)	$(19,755)	$577,329

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2023	2022

Cash flows from operating activities:
Net income	$39,616	$32,370
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	4,182	1,700
Depreciation and amortization of premises and equipment	1,398	1,209
Amortization of intangibles	4,720	1,338
Net amortization (accretion) of securities	(1,705)	337
Amortization of stock-based compensation	1,581	1,215
Accretion of purchase accounting valuations	(6,460)	(962)
Net change in deferred loan fees and costs	(1,159)	(946)
Change in fair value of MSR and other investments	(686)	(3,010)
Loss from sale and disposal of premises and equipment	135	—
Net loss (gain) on sale of OREO and valuation allowance	542	(146)
Proceeds from sales of mortgage loans	56,942	74,463
Originations of mortgage loans held for sale	(56,825)	(73,593)
Gain on sales of mortgage loans	(624)	(1,338)
Realized loss on sale of securities	75	—
Undistributed income of UFS joint venture	(2,444)	(2,120)
Undistributed income of Ansay joint venture	(2,812)	(2,316)
Net earnings on life insurance	(1,131)	(636)
Decrease (increase) in other assets	(1,026)	4,206
Decrease in other liabilities	(1,676)	(11,776)
Net cash provided by operating activities	32,643	19,995
Cash flows from investing activities, net of effects of business combination:
Activity in securities available for sale and held to maturity:
Sales	34,197	—
Maturities, prepayments, and calls	123,968	11,836
Purchases	—	(138,303)
Net increase in loans	(51,761)	(162,677)
Dividends received from UFS	1,748	1,861
Dividends received from Ansay	1,485	1,364
Proceeds from sale of OREO	1,827	320
Net sales (purchases) of Federal Home Loan Bank (“FHLB”) stock	262	(1,171)
Net purchases of Federal Reserve Bank (“FRB”) stock	(3,880)	(1,500)
Purchases of premises and equipment	(11,312)	(5,324)
Net cash received in business combination	89,959	154,364
Net cash provided by (used in) investing activities	186,493	(139,230)

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statements of Cash Flows (Continued)

(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2023	2022

Cash flows from financing activities, net of effects of business combination:
Net increase (decrease) in deposits	$(194,088)	$5,020
Net decrease in securities sold under repurchase agreements	(80,005)	(19,159)
Proceeds from advances of notes payable	121,700	3,122,700
Repayment of notes payable	(92,507)	(3,128,950)
Proceeds from issuance of subordinated notes	—	6,000
Dividends paid	(8,850)	(5,567)
Proceeds from sales of common stock	144	85
Repurchase of common stock	(9,105)	(14,313)
Net cash used in financing activities	(262,711)	(34,184)
Net decrease in cash and cash equivalents	(43,575)	(153,419)
Cash and cash equivalents at beginning of period	119,351	296,860
Cash and cash equivalents at end of period	$75,776	$143,441

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$29,487	$6,985
Income taxes	12,606	9,835
Supplemental schedule of noncash activities:
MSR resulting from sale of loans	597	658
Amortization of unrealized holding gains on securities transferred from available for sale to held to maturity recognized in other comprehensive income, net of tax	—	(1)
Change in unrealized gains and losses on investment securities available for sale, net of tax	(4,246)	(22,347)

Acquisition:
Fair value of assets acquired	$615,105	$685,840
Fair value of liabilities assumed	549,564	612,700
Net assets acquired	$65,541	$73,140
Common stock issued in acquisition	$115,079	$124,771

See accompanying notes to consolidated financial statements.

BANK FIRST CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

NOTE 1 – BASIS OF PRESENTATION

Bank First Corporation (the “Company”) provides a variety of financial services to individual and corporate customers through its wholly-owned subsidiary, Bank First, N.A. (the “Bank”). The Bank operates as a full-service financial institution with a primary market area including, but not limited to, the counties in which the Bank’s branches are located. The Bank has twenty-six locations located in Manitowoc, Outagamie, Brown, Winnebago, Sheboygan, Shawano, Waupaca, Ozaukee, Monroe, Fond du Lac, Waushara, Dane, Columbia and Jefferson counties in Wisconsin. The Company and Bank are subject to the regulations of certain federal agencies and undergo periodic examinations by those regulatory authorities.

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

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements. This ASU modifies the disclosure or presentation requirements of a variety of Topics in the Codification. Certain of the amendments represent clarifications to or technical corrections of the current requirements. The effective date for each amendment will be the date on which the Security and Exchange Commission’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. If, by June 30, 2027, the Securities and Exchange Commission has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the Codification and will not become effective for any entity. The Company does not anticipate a significant impact to its financial statement disclosures as a result of this ASU.

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

The fair value of the assets acquired and liabilities assumed on February 10, 2023 was as follows:

	As Recorded by	Fair Value	As Recorded by
	Hometown	Adjustments	the Company
Cash, cash equivalents and securities	$174,582	$(1,010)	$173,572
Other investments	1,195	—	1,195
Loans, net	406,168	(10,367)	395,801
Premises and equipment, net	7,577	(1,109)	6,468
Core deposit intangible	405	16,085	16,490
Other assets	28,011	(6,432)	21,579
Total assets acquired	$617,938	$(2,833)	$615,105

Deposits	$532,165	$209	$532,374
Other borrowings	5,000	(331)	4,669
Junior subordinated debentures	12,372	(1,464)	10,908
Other liabilities	469	1,144	1,613
Total liabilities assumed	$550,006	$(442)	$549,564

Excess of assets acquired over liabilities assumed	$67,932	$(2,391)	$65,541
Less: purchase price			130,452
Goodwill			64,911
Refinement to fair value estimates (1)			(30)
Goodwill (after refinement)			$64,881
(1)	Refinement consists of adjustments to the initial fair value estimates of other assets and liabilities.

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

NOTE 3 – EARNINGS PER SHARE

The two-class method is used in the calculation of basic and diluted earnings per share. Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. There were no anti-dilutive stock options for the nine months ended September 30, 2023 or 2022.

The following table presents the factors used in the earnings per share computations for the period indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2023	2022	2023	2022
Basic
Net income available to common shareholders	$14,804	$10,533	$39,616	$32,370
Less: Earnings allocated to participating securities	(83)	(76)	(228)	(247)
Net income allocated to common shareholders	$14,721	$10,457	$39,388	$32,123

Weighted average common shares outstanding including participating securities	10,388,909	8,265,186	10,186,107	7,796,259
Less: Participating securities (1)	(58,130)	(59,272)	(58,399)	(59,170)
Average shares	10,330,779	8,205,914	10,127,708	7,737,089

Basic earnings per common shares	$1.43	$1.26	$3.89	$4.15

Diluted
Net income available to common shareholders	$14,804	$10,533	$39,616	$32,370

Weighted average common shares outstanding for basic earnings per common share	10,330,779	8,205,914	10,127,708	7,737,089
Add: Dilutive effects of stock based compensation awards	22,842	22,283	23,282	20,637
Average shares and dilutive potential common shares	10,353,621	8,228,197	10,150,990	7,757,726
Diluted earnings per common share	$1.43	$1.26	$3.89	$4.15
(1)	Participating securities are restricted stock awards whereby the stock certificates have been issued, are included in outstanding shares, receive dividends and can be voted, but have not vested.

NOTE 4 – SECURITIES

The following is a summary of available for sale securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
September 30, 2023
U.S. Treasury securities	$49,659	$—	$(7,824)	$41,835
Obligations of U.S. Government sponsored agencies	31,888	—	(4,108)	27,780
Obligations of states and political subdivisions	63,941	—	(9,820)	54,121
Mortgage-backed securities	38,692	—	(2,852)	35,840
Corporate notes	20,682	—	(1,944)	18,738
Certificates of deposit	740	—	(8)	732
Total available for sale securities	$205,602	$—	$(26,556)	$179,046

December 31, 2022
U.S. Treasury securities	$149,614	$—	$(7,517)	$142,097
Obligations of U.S. Government sponsored agencies	24,935	—	(3,186)	21,749
Obligations of states and political subdivisions	90,701	88	(7,603)	83,186
Mortgage-backed securities	38,701	—	(2,064)	36,637
Corporate notes	21,005	381	(1,392)	19,994
Certificates of deposit	1,004	—	(30)	974
Total available for sale securities	$325,960	$469	$(21,792)	$304,637

The following is a summary of held to maturity securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
September 30, 2023
U.S. Treasury securities	$73,002	$—	$(2,264)	$70,738
Obligations of states and political subdivisions	4,152	—	(2)	4,150
Total held to maturity securities	$77,154	$—	$(2,266)	$74,888

December 31, 2022
U.S. Treasury securities	$39,902	$115	$(1,440)	$38,577
Obligations of states and political subdivisions	5,195	—	(2)	5,193
Total held to maturity securities	$45,097	$115	$(1,442)	$43,770

The following table shows the fair value and gross unrealized losses of securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		Greater Than 12 Months		Total
							Number
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	of
	Value	Losses	Value	Losses	Value	Losses	Securities

September 30, 2023 - Available for Sale
U.S. Treasury securities	$—	$—	$41,835	$(7,824)	$41,835	$(7,824)	9
Obligations of U.S. Government sponsored agencies	8,622	(355)	19,158	(3,753)	27,780	(4,108)	27
Obligations of states and political subdivisions	16,359	(894)	37,762	(8,926)	54,121	(9,820)	83
Mortgage-backed securities	7,149	(310)	28,691	(2,542)	35,840	(2,852)	114
Corporate notes	4,850	(142)	12,268	(1,802)	17,118	(1,944)	9
Certificate of Deposits	—	—	732	(8)	732	(8)	3
Totals	$36,980	$(1,701)	$140,446	$(24,855)	$177,426	$(26,556)	245

September 30, 2023 - Held to Maturity
U.S. Treasury securities	$36,117	$(694)	$34,621	$(1,570)	$70,738	$(2,264)	51
Obligations of states and political subdivisions	—	—	218	(2)	218	(2)	1
Totals	$36,117	$(694)	$34,839	$(1,572)	$70,956	$(2,266)	52

December 31, 2022 - Available for Sale
U.S. Treasury securities	$99,433	$(559)	$42,664	$(6,958)	$142,097	$(7,517)	12
Obligations of U.S. Government sponsored agencies	6,735	(652)	15,014	(2,534)	21,749	(3,186)	16
Obligations of states and political subdivisions	50,839	(2,650)	15,933	(4,953)	66,772	(7,603)	103
Mortgage-backed securities	35,731	(1,993)	879	(71)	36,610	(2,064)	107
Corporate notes	9,701	(920)	3,080	(472)	12,781	(1,392)	8
Certificate of Deposits	974	(30)	—	—	974	(30)	4
Totals	$203,413	$(6,804)	$77,570	$(14,988)	$280,983	$(21,792)	250

December 31, 2022 - Held to Maturity
U.S. Treasury securities	$29,464	$(1,306)	$4,868	$(134)	$34,332	$(1,440)	15
Obligations of states and political subdivisions	417	(2)	—	—	417	(2)	2
Totals	$29,881	$(1,308)	$4,868	$(134)	$34,749	$(1,442)	17

As of September 30, 2023, no allowance for credit losses has been recognized on available for sale securities in an unrealized loss position as the Company does not believe any of the debt securities are credit impaired. This is based on the Company’s analysis of the risk characteristics, including credit ratings, and other qualitative factors related to these securities. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. As of September 30, 2023, the Company did not intend to sell these securities and it was more likely than not that the Company would not be required to sell the debt securities before recovery of their amortized cost, which may be at maturity. The unrealized losses have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration.

Furthermore, based on its analysis the Company has determined that held to maturity securities have zero expected credit losses. U.S. Treasury securities have the full faith and credit backing of the United States Government and the amount of Obligations of states and political subdivisions in an unrealized loss position at September 30, 2023 are not material to the financial statements.

The following is a summary of amortized cost and estimated fair value of securities by contractual maturity as of September 30, 2023. Contractual maturities will differ from expected maturities for mortgage-backed securities because borrowers may have the right to call or prepay obligations without penalties.

	Available for Sale		Held to Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$6,704	$6,548	$15,819	$15,594
Due after one year through 5 years	31,059	28,060	56,263	54,356
Due after 5 years through ten years	74,846	64,319	5,072	4,938
Due after 10 years	54,301	44,279	—	—
Subtotal	166,910	143,206	77,154	74,888
Mortgage-backed securities	38,692	35,840	—	—
Total	$205,602	$179,046	$77,154	$74,888

As of September 30, 2023 and December 31, 2022, the carrying values of securities pledged to secure public deposits, securities sold under repurchase agreements, and for other purposes required or permitted by law were approximately $148.4 million and $226.9 million, respectively.

Sales of securities available for sale produced $34.2 million in proceeds, $0.1 million in gross gains and $0.2 million in gross losses for the nine months ended September 30, 2023. There were no sales of securities during the nine months ended September 30, 2022.

NOTE 5 – LOANS, ALLOWANCE FOR CREDIT LOSSES, AND CREDIT QUALITY

The following table presents total loans by portfolio segment and class of loan as of September 30, 2023 and December 31, 2022:

	2023	2022
Commercial/industrial	$531,906	$492,563
Commercial real estate - owner occupied	898,141	717,401
Commercial real estate - non-owner occupied	785,400	681,783
Construction and development	197,927	200,022
Residential 1‑4 family	878,860	739,339
Consumer	50,527	44,796
Other	14,821	18,905
Subtotals	3,357,582	2,894,809
ACL - Loans	(43,404)	(22,680)
Loans, net of ACL - Loans	3,314,178	2,872,129
Deferred loan fees, net	(2,033)	(831)
Loans, net	$3,312,145	$2,871,298

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

A summary of the activity in the ACL - Loans by loan type for the nine-months ended September 30, 2023 is summarized as follows:

		Commercial	Commercial
		Real Estate -	Real Estate -	Construction
	Commercial /	Owner	Non - Owner	and	Residential
	Industrial	Occupied	Occupied	Development	1-4 Family	Consumer	Other	Total
ACL - Loans - January 1, 2023	$4,071	$5,204	$5,405	$1,592	$5,944	$314	$150	$22,680
Adoption of CECL	1,859	1,982	1,914	2,063	2,567	620	(33)	10,972
ACL - Loans on PCD loans acquired	1,082	4,424	—	—	28	—	—	5,534
Charge-offs	—	—	—	—	—	(1)	(69)	(70)
Recoveries	5	70	—	—	104	4	13	196
Provision	538	(220)	1,245	(87)	2,509	70	37	4,092
ACL - Loans - September 30, 2023	$7,555	$11,460	$8,564	$3,568	$11,152	$1,007	$98	$43,404

A summary of the activity in the allowance for loan losses (“ALL”) by loan type for the nine-months ended September 30, 2022 is as follows:

		Commercial	Commercial
		Real Estate -	Real Estate -	Construction
	Commercial /	Owner	Non - Owner	and	Residential
	Industrial	Occupied	Occupied	Development	1-4 Family	Consumer	Other	Total
ALL - January 1, 2022	$3,699	$5,633	$5,151	$984	$4,445	$224	$179	$20,315
Charge-offs	—	—	—	—	(39)	(17)	(27)	(83)
Recoveries	455	74	360	152	6	2	64	1,113
Provision	134	(643)	365	507	1,312	90	(65)	1,700
ALL September 30, 2022	4,288	5,064	5,876	1,643	5,724	299	151	23,045
ALL ending balance individually evaluated for impairment	150	—	775	—	—	—	—	925
ALL ending balance collectively evaluated for impairment	$4,138	$5,064	$5,101	$1,643	$5,724	$299	$151	$22,120
Loans outstanding - September 30, 2022	$486,839	$723,964	$668,505	$209,619	$706,794	$43,953	$19,178	$2,858,852
Loans ending balance individually evaluated for impairment	487	2,541	1,396	—	211	—	—	4,635
Loans ending balance collectively evaluated for impairment	$486,352	$721,423	$667,109	$209,619	$706,583	$43,953	$19,178	$2,854,217

In addition to the ACL-Loans, the Company has established an ACL-Unfunded Commitments, classified in other liabilities on the consolidated balance sheets. This allowance is maintained to absorb losses arising from unfunded loan commitments, and is determined quarterly based on methodology similar to the methodology for determining the ACL-Loans. The ACL - Unfunded Commitments was $3.5 million at September 30, 2023. See Note 10 for further information on commitments.

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

	Nine Months Ended		Year Ended
	September 30, 2023	September 30, 2022	December 31, 2022
Provision for credit losses on:
Loans	$4,092	$1,700	$2,200
Unfunded Commitments	90	—	—
Total provision for credit losses	$4,182	$1,700	$2,200

The Company’s past due and non-accrual loans as of September 30, 2023 is summarized as follows:

		90 Days			Non-Accrual
	30-89 Days	or more			with no
	Past Due	Past Due	Non-		specifically
	Accruing	and Accruing	Accrual	Total	allocated ACL
Commercial/industrial	$78	$18	$531	$627	$47
Commercial real estate - owner occupied	180	250	1,958	2,388	1,958
Commercial real estate - non-owner occupied	—	—	—	—	—
Construction and development	—	—	—	—	—
Residential 1‑4 family	843	151	444	1,438	445
Consumer	76	27	13	116	13
Other	—	—	—	—	—
	$1,177	$446	$2,946	$4,569	$2,463

The Company’s past due and non-accrual loans as of December 31, 2022 is summarized as follows:

		90 Days
	30-89 Days	or more
	Past Due	Past Due
	Accruing	and Accruing	Non-Accrual	Total
Commercial/industrial	$192	$—	$418	$610
Commercial real estate - owner occupied	1,301	—	2,688	3,989
Commercial real estate - non-owner occupied	—	—	—	—
Construction and development	237	—	17	254
Residential 1‑4 family	774	268	505	1,547
Consumer	19	5	—	24
Other	—	—	—	—
	$2,523	$273	$3,628	$6,424

Interest recognized on non-accrual loans is considered immaterial to the consolidated financial statements for the nine months ended September 30, 2023 and 2022.

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

	Collateral Type
As of September 30, 2023		Other		Without an	With an	Allowance
	Real Estate	Business Assets	Total	Allowance	Allowance	Allocation
Commercial/industrial	$—	$5,719	$5,719	$47	$5,672	$1,919
Commercial real estate - owner occupied	9,699	—	9,699	1,590	8,109	2,854
Commercial real estate - non-owner occupied	—	—	—	—	—	—
Construction and development	—	—	—	—	—	—
Residential 1‑4 family	35	—	35	35	—	—
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total Loans	$9,734	$5,719	$15,453	$1,672	$13,781	$4,773

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

	Amortized Cost Basis by Origination Year
As of September 30, 2023								Revolving
	2023	2022	2021	2020	2019	Prior	Revolving	to Term	Total
Commercial/industrial
Grades 1-4	$61,115	$139,591	$67,111	$60,218	$11,767	$23,074	$101,456	$-	$464,332
Grade 5	5,069	4,649	13,299	4,484	2,652	3,441	21,456	-	55,050
Grade 6	-	203	725	-	-	-	921	-	1,849
Grade 7	39	163	5,887	804	51	1,133	2,598	-	10,675
Grade 8	-	-	-	-	-	-	-	-	-
Total	$66,223	$144,606	$87,022	$65,506	$14,470	$27,648	$126,431	$-	$531,906
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate - owner occupied
Grades 1-4	$45,784	$105,640	$177,796	$125,287	$55,462	$204,060	$52,566	$-	$766,595
Grade 5	4,881	18,569	13,968	8,694	7,043	23,604	7,619	-	84,378
Grade 6	-	137	1,098	117	965	427	489	-	3,233
Grade 7	1,589	8,142	3,906	4,127	10,524	13,370	2,277	-	43,935
Grade 8	-	-	-	-	-	-	-	-	-
Total	$52,254	$132,488	$196,768	$138,225	$73,994	$241,461	$62,951	$-	$898,141
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied
Grades 1-4	$48,018	$102,690	$233,310	$127,811	$73,184	$153,717	$11,382	$-	$750,112
Grade 5	1,042	3,878	13,610	3,720	107	6,125	-	-	28,482
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	-	-	65	369	5,818	554	-	-	6,806
Grade 8	-	-	-	-	-	-	-	-	-
Total	$49,060	$106,568	$246,985	$131,900	$79,109	$160,396	$11,382	$-	$785,400
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Construction and development
Grades 1-4	$37,716	$71,328	$43,618	$5,250	$1,872	$4,203	$1,207	$-	$165,194
Grade 5	10,313	16,548	3,434	772	26	194	464	-	31,751
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	10	-	-	175	-	797	-	-	982
Grade 8	-	-	-	-	-	-	-	-	-
Total	$48,039	$87,876	$47,052	$6,197	$1,898	$5,194	$1,671	$-	$197,927
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Residential 1‑4 family
Grades 1-4	$88,804	$205,155	$204,165	$163,959	$44,299	$82,398	$77,274	$-	$866,054
Grade 5	1,535	2,918	767	78	378	2,060	332	-	8,068
Grade 6	160	-	83	-	-	181	63	-	487
Grade 7	32	394	35	1,035	102	2,481	172	-	4,251
Grade 8	-	-	-	-	-	-	-	-	-
Total	$90,531	$208,467	$205,050	$165,072	$44,779	$87,120	$77,841	$-	$878,860
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Consumer
Grades 1-4	$20,383	$13,897	$7,264	$5,157	$1,434	$1,360	$1,017	$-	$50,512
Grade 5	-	-	-	-	-	-	-	-	-
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	-	-	-	-	-	15	-	-	15
Grade 8	-	-	-	-	-	-	-	-	-
Total	$20,383	$13,897	$7,264	$5,157	$1,434	$1,375	$1,017	$-	$50,527
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$1	$-	$1
Other
Grades 1-4	$347	$800	$581	$1,199	$40	$9,873	$1,891	$-	$14,731
Grade 5	-	-	-	-	-	-	90	-	90
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	-	-	-	-	-	-	-	-	-
Grade 8	-	-	-	-	-	-	-	-	-
Total	$347	$800	$581	$1,199	$40	$9,873	$1,981	$-	$14,821
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$69	$-	$69

Total Loans	$326,837	$694,702	$790,722	$513,256	$215,724	$533,067	$283,274	$-	$3,357,582

The breakdown of loans by risk rating as of December 31, 2022 is as follows:

	Pass (1-5)	6	7	8	Total
Commercial/industrial	$474,586	$3,708	$14,156	$—	$492,450
Commercial real estate - owner occupied	665,986	8,031	42,946	—	716,963
Commercial real estate - non-owner occupied	677,303	—	4,317	—	681,620
Construction and development	198,581	—	1,127	—	199,708
Residential 1‑4 family	736,146	151	3,217	—	739,514
Consumer	44,961	—	2	—	44,963
Other	18,760	—	—	—	18,760
	$2,816,323	$11,890	$65,765	$—	$2,893,978

On January 1, 2023, the Company adopted ASU 2022-02, which eliminated the accounting guidance for TDRs by creditors and enhanced the disclosure requirements for certain loan modifications to borrowers experiencing financial difficulty. Loans that were both experiencing financial difficulty and were modified during the nine months ended September 30, 2023, were insignificant to these consolidated financial statements. The Company also had no new TDRs during the nine months ended September 30, 2022.

The following tables present loans acquired with deteriorated credit quality and the change in the accretable and non-accretable components of the related discounts prior to the adoption of ASU 2016-13.

	December 31, 2022
		Unpaid
	Recorded	Principal
	Investment	Balance
Commercial & Industrial	$712	$1,091
Commercial real estate - owner occupied	2,539	2,843
Commercial real estate - non-owner occupied	—	—
Construction and development	—	—
Residential 1‑4 family	824	1,045
Consumer	—	—
Other	—	—
	$4,075	$4,979

	September 30, 2022		December 31, 2022
	Accretable	Non-accretable	Accretable	Non-accretable
	discount	discount	discount	discount
Balance at beginning of period	$813	$149	$813	$149
Acquired balance, net	292	211	292	211
Reclassifications between accretable and non-accretable	61	(61)	135	(135)
Accretion to loan interest income	(476)	—	(561)	—
Balance at end of period	$690	$299	$679	$225

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

Following is an analysis of activity in the MSR asset:

	Nine Months Ended	Year Ended
	September 30, 2023	December 31, 2022
Fair value at beginning of period	$9,582	$5,016

Servicing asset additions	654	771
Loan payments and payoffs	(1,225)	(918)
Changes in valuation inputs and assumptions used in the valuation model	1,031	3,012
Amount recognized through earnings	460	2,865
MSR asset acquired	3,691	1,701
Fair value at end of period	$13,733	$9,582

Unpaid principal balance of loans serviced for others	$1,183,257	$866,941
Mortgage servicing rights as a percent of loans serviced for others	1.16	1.11

The primary economic assumptions utilized by the Company in measuring the value of MSRs were constant prepayment speeds of 7.7 and 7.9 months as of September 30, 2023 and December 31, 2022 and discount rates of 10.19% and 10.21% as of each of those periods, respectively.

NOTE 7 – NOTES PAYABLE

From time to time the Company utilizes FHLB advances to fund liquidity. At September 30, 2023 and December 31, 2022, the Company had outstanding balances borrowed from the FHLB of $36.1 million and $1.9 million, respectively. The advances, rate, and maturities of FHLB advances were as follows:

			September 30,	December 31,
	Maturity	Rate	2023	2022
Fixed rate, fixed term	06/01/2023	1.79%	$—	$807
Fixed rate, fixed term	11/21/2023	3.06%	600	600
Fixed rate, fixed term	03/23/2026	4.02%	10,000	—
Fixed rate, fixed term	05/26/2026	1.95%	5,000	—
Fixed rate, fixed term	03/23/2027	3.91%	10,000	—
Fixed rate, fixed term	03/23/2028	3.85%	10,000	—
Fixed rate, fixed term	04/22/2030	0.00%	508	508
			36,108	1,915
Adjustment due to purchase accounting			(261)	14
			$35,847	$1,929

Future maturities of borrowings were as follows:

	September 30,	December 31,
	2023	2022
1 year or less	$600	$1,407
1 to 2 years	—	—
2 to 3 years	15,000	—
3 to 4 years	10,000	—
4 to 5 years	10,000	—
Over 5 years	508	508
	$36,108	$1,915

As of September 30, 2023, the Company had borrowing availability at the FHLB totaling $773.6 million in addition to the existing borrowings noted in the tables above.

The Company maintains a $7.5 million line of credit with a commercial bank, which was entered into on May 15, 2022. There were no outstanding balances on this note at September 30, 2023 or December 31, 2022. Any future borrowings will require monthly payments of interest at a variable rate, and will be due in full on May 15, 2024.

NOTE 8 – SUBORDINATED NOTES AND JUNIOR SUBORDINATED DEBENTURES

During September 2017, the Company entered into subordinated note agreements with three separate commercial banks. The Company had outstanding balances of $11.5 million under these agreements as of September 30, 2023 and December 31, 2022. These notes were all issued with 10-year maturities, carry interest at a variable rate payable quarterly, are callable on or after the sixth anniversary of the issuance dates, and qualify for Tier 2 capital for regulatory purposes. See Note 14 for information regarding activity related to these notes subsequent to September 30, 2023.

During July 2020, the Company entered into subordinated note agreements with two separate commercial banks. The Company had outstanding balances of $6.0 million under these agreements as of September 30, 2023 and December 31, 2022. These notes were issued with 10-year maturities, carry interest at a fixed rate of 5.0% through June 30, 2025, and at a variable rate thereafter, payable quarterly. These notes are callable on or after January 1, 2026 and qualify for Tier 2 capital for regulatory purposes.

During August 2022, the Company entered into subordinated note agreements with an individual. The Company had outstanding balances of $6.0 million under these agreements as of September 30, 2023. These notes were issued with 10-year maturities, carry interest at a fixed rate of 5.25% through August 6, 2027, and at a variable rate thereafter, payable quarterly. These notes are callable on or after August 6, 2027 and qualify for Tier 2 capital for regulatory purposes.

As a result of the acquisition of Hometown during February 2023, the Company acquired all of the common securities of Hometown’s wholly-owned subsidiaries, Hometown Bancorp, Ltd. Capital Trust I (“Trust I”) and Hometown Bancorp, Ltd. Capital Trust II (“Trust II”). The Company also assumed adjustable rate junior subordinated debentures issued to these trusts. The junior subordinated debentures issued to Trust I and Trust II total $4.1 and $8.2 million, respectively, carry interest at floating rates resetting on each quarterly payment date, and are due on January 7, 2034 and December 15, 2036, respectively. Both junior subordinated debentures are redeemable by the Company, subject to prior approval by the Federal Reserve Bank, on any quarterly payment date. The junior subordinated debentures represent the sole asset of Trust I and Trust II. The trusts are not included in the consolidated financial statements. The net effect of all agreements assumed with respect to Trust I and Trust II is that the Company, through payments on its debentures, is liable for the distributions and other payments required on the trusts’ preferred securities. Trust I and Trust II also provide the Company with $12.0 million in Tier 1 capital for regulatory capital purposes. Interest on all debentures is current. Applicable discounts (initially recorded to carry the acquired debentures at their then estimated fair value) are being accreted to interest expense over the remaining life of the debentures, and total $1.4 million at September 30, 2023.

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

Under regulatory guidance for non-advanced approaches institutions, the Bank is required to maintain minimum amounts and ratios of common equity Tier I capital to risk-weighted assets, including an additional conservation buffer determined by banking regulators. As of September 30, 2023 and December 31, 2022, this buffer was 2.5%. The Bank met all capital adequacy requirements to which they are subject as of September 30, 2023 and December 31, 2022.

Actual and required capital amounts and ratios are presented below at period-end:

							To Be Well
					Minimum Capital		Capitalized Under
			For Capital		Adequacy with		Prompt Corrective
	Actual		Adequacy Purposes		Capital Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2023
Total capital (to risk-weighted assets):
Company	$469,931	12.97%	$289,759	8.00%	$380,309	10.50%	$362,199	10.00%
Bank	$432,259	11.94%	$289,528	8.00%	$380,005	10.50%	$361,909	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$412,915	11.40%	$217,319	6.00%	$307,869	8.50%	$289,759	8.00%
Bank	$398,743	11.02%	$217,146	6.00%	$307,623	8.50%	$289,528	8.00%
Common Equity Tier 1 capital (to risk-weighted assets):
Company	$400,915	11.07%	$162,989	4.50%	$253,539	7.00%	$235,429	6.50%
Bank	$398,743	11.02%	$162,859	4.50%	$253,337	7.00%	$235,241	6.50%
Tier 1 capital (to average assets):
Company	$412,915	10.56%	$156,440	4.00%	$156,440	4.00%	$195,550	5.00%
Bank	$398,743	10.20%	$156,313	4.00%	$156,313	4.00%	$195,391	5.00%
December 31, 2022
Total capital (to risk-weighted assets):
Company	$387,814	12.23%	$253,689	8.00%	$332,967	10.50%	$317,112	10.00%
Bank	$372,312	11.75%	$253,504	8.00%	$332,724	10.50%	$316,880	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$341,634	10.77%	$190,267	6.00%	$269,545	8.50%	$253,689	8.00%
Bank	$349,632	11.03%	$190,128	6.00%	$269,348	8.50%	$253,504	8.00%
Common Equity Tier 1 capital (to risk-weighted assets):
Company	$341,634	10.77%	$142,700	4.50%	$221,978	7.00%	$206,123	6.50%
Bank	$349,632	11.03%	$142,596	4.50%	$221,816	7.00%	$205,972	6.50%
Tier 1 capital (to average assets):
Company	$341,634	9.69%	$140,992	4.00%	$140,992	4.00%	$176,240	5.00%
Bank	$349,632	9.93%	$140,887	4.00%	$140,887	4.00%	$176,108	5.00%

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate-lock commitments). Rate-lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements and for fixed rate commitments also considers the difference between current levels of interest rates and committed rates. The notional amount of rate-lock commitments at September 30, 2023 and December 31, 2022 was approximately $10.4 million and $3.7 million, respectively.

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

The following commitments were outstanding:

	Notional Amount
	September 30, 2023	December 31, 2022

Commitments to extend credit:
Fixed	$104,580	$120,906
Variable	689,877	539,658
Credit card arrangements	20,213	17,364
Letters of credit	10,537	10,343

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

Information regarding the fair value of assets measured at fair value on a recurring basis is as follows:

	Instruments	Markets	Other	Significant
	Measured	for Identical	Observable	Unobservable
	At Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2023
Assets
Securities available for sale
U.S. Treasury securities	$41,835	$—	$41,835	$—
Obligations of U.S. Government sponsored agencies	27,780	—	27,780	—
Obligations of states and political subdivisions	54,121	—	54,121	—
Mortgage-backed securities	35,840	—	35,840	—
Corporate notes	18,738	—	18,738	—
Certificates of deposit	732	—	732	—
Mortgage servicing rights	13,733	—	13,733	—

December 31, 2022
Assets
Securities available for sale
U.S. Treasury securities	$142,097	$—	$142,097	$—
Obligations of U.S. Government sponsored agencies	21,749	—	21,749	—
Obligations of states and political subdivisions	83,186	—	83,186	—
Mortgage-backed securities	36,637	—	36,637	—
Corporate notes	19,994	—	19,994	—
Certificates of deposit	974	—	974	—
Mortgage servicing rights	9,582	—	9,582	—

There were no assets measured on a recurring basis using significant unobservable inputs (Level 3) during these periods.

Information regarding the fair value of assets measured at fair value on a non-recurring basis is as follows:

		Quoted Prices
		In Active	Significant
	Assets	Markets	Other	Significant
	Measured	for Identical	Observable	Unobservable
	At Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2023
OREO	$1,844	$—	$—	$1,844
Loans individually evaluated, net of reserve	10,680	—	—	10,680
	$12,524	$—	$—	$12,524

December 31, 2022
OREO	$2,520	$—	$—	$2,520
Impaired Loans, net of impairment reserve	3,478	—	—	3,478
	$5,998	$—	$—	$5,998

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

				Weighted
		Unobservable	Range of	Average
	Valuation Technique	Inputs	Discounts	Discount
As of September 30, 2023
Other real estate owned	Third party appraisals, sales contracts or brokered price options	Collateral discounts and estimated costs to sell	0%	0%
Loans individually evaluated	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 53%	30.9%

As of December 31, 2022
Other real estate owned	Third party appraisals, sales contracts or brokered price options	Collateral discounts and estimated costs to sell	0%	0%
Impaired loans	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 71%	25.5%

The carrying value and estimated fair value of financial instruments at September 30, 2023 and December 31, 2022 follows:

	Carrying
September 30, 2023	amount	Level 1	Level 2	Level 3	Total

Financial assets:
Cash and cash equivalents	$75,776	$75,776	$—	$—	$75,776
Securities held to maturity	77,154	—	74,888	—	74,888
Securities available for sale	179,046	—	179,046	—	179,046
Loans held for sale	1,155	—	—	1,155	1,155
Loans, net	3,312,145	—	—	3,184,002	3,184,002
Other investments, at cost	21,542	—	—	21,542	21,542
Mortgage servicing rights	13,733	—	13,733	—	13,733
Financial liabilities:
Deposits	$3,398,293	$—	$—	$3,072,252	$3,072,252
Securities sold under repurchase agreements	17,191	—	17,191	—	17,191
Notes payable	35,847	—	35,847	—	35,847
Subordinated notes	23,500	—	23,500	—	23,500
Junior subordinated debentures	10,972	—	10,972	—	10,972

	Carrying
December 31, 2022	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$119,351	$119,351	$—	$—	$119,351
Securities held to maturity	45,097	—	43,770	—	43,770
Securities available for sale	304,637	—	304,637	—	304,637
Loans held for sale	648	—	—	648	648
Loans, net	2,871,298	—	—	2,832,454	2,832,454
Other investments, at cost	16,495	—	—	16,495	16,495
Mortgage servicing rights	9,582	—	9,582	—	9,582
Financial liabilities:
Deposits	$3,060,229	—	—	2,732,007	2,732,007
Securities sold under repurchase agreements	97,196	—	97,196	—	97,196
Notes payable	1,929	—	1,929	—	1,929
Subordinated notes	23,500	—	23,500	—	23,500

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

NOTE 12 – STOCK BASED COMPENSATION

The Company has made restricted share grants pursuant to the Bank First Corporation 2011 Equity Plan and the Bank First Corporation 2020 Equity Plan, which replaced the 2011 Plan. The purpose of the Plan is to provide financial incentives for selected employees and for the non-employee Directors of the Company, thereby promoting the long-term growth and financial success of the Company. The number of shares of Company stock that may be issued pursuant to awards under the 2020 Plan shall not exceed, in the aggregate, 700,000. As of September 30, 2023, 76,373 shares of Company stock have been awarded under the 2020 Plan. Compensation expense for restricted stock is based on the fair value of the awards of Bank First Corporation common stock at the time of grant. The value of restricted stock grants that are expected to vest is amortized into expense over the vesting periods. For the nine months ended September 30, 2023 and 2022, compensation expense of $1.6 million and $1.2 million, respectively, was recognized related to restricted stock awards.

As of September 30, 2023, there was $2.6 million of unrecognized compensation cost related to non-vested restricted stock awards granted under the plan. That cost is expected to be recognized over a weighted average period of 1.58 years. The aggregate grant date fair value of restricted stock awards that vested during the nine months ended September 30, 2023, was approximately $1.6 million.

	For the period ended		For the period ended
	September 30, 2023		September 30, 2022
		Weighted-		Weighted-
		Average Grant-		Average Grant-
	Shares	Date Fair Value	Shares	Date Fair Value
Restricted Stock
Outstanding at beginning of year	59,272	$65.85	58,611	$61.44
Granted	25,506	80.15	25,451	69.73
Vested	(25,762)	62.05	(20,785)	60.52
Forfeited or cancelled	(820)	65.09	(4,005)	60.50
Outstanding at end of year	58,196	$71.42	59,272	$65.85

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

	Nine Months Ended
(dollars in thousands)	September 30, 2023	September 30, 2022
Amortization of ROU Assets - Operating Leases	$(1)	$(1)
Interest on Lease Liabilities - Operating Leases	65	74
Operating Lease Cost (Cost resulting from lease payments)	64	73
Weighted Average Lease Term (Years) - Operating Leases	30.25	24.68
Weighted Average Discount Rate - Operating Leases	5.50%	5.50%

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liabilities as of September 30, 2023 is as follows:

September 30, 2023
Operating lease payments due:
Within one year	$85
After one but within two years	86
After two but within three years	92
After three but within four years	94
After four years but within five years	94
After five years	3,067
Total undiscounted cash flows	3,518
Discount on cash flows	(1,935)
Total operating lease liabilities	$1,583

NOTE 14 – SUBSEQUENT EVENTS

The Bank sold 100% of its member interest in UFS, LLC in a transaction which closed on October 1, 2023. The transaction resulted in proceeds of $52.2 million and a pre-tax gain of $39.3 million which will be realized during the fourth quarter of 2023.

The Bank repaid $11.5 million in subordinated notes on October 2, 2023. These notes were originated during September 2017 and qualified for Tier 2 capital for regulatory purposes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2022, included in our Annual Report and with our unaudited condensed accompanying notes set forth in this Quarterly Report on Form 10-Q for the quarterly period September 30, 2023.

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

OVERVIEW

Bank First Corporation is a Wisconsin corporation that was organized primarily to serve as the holding company for Bank First, N.A. Bank First, N.A., which was incorporated in 1894, is a nationally-chartered bank headquartered in Manitowoc, Wisconsin. It is a member of the Board of Governors of the Federal Reserve System (“Federal Reserve”), and is regulated by the Office of the Comptroller of the Currency (“OCC”). Including its headquarters in Manitowoc, Wisconsin, the Bank has twenty-six banking locations in Manitowoc, Outagamie, Brown, Winnebago, Sheboygan, Shawano, Waupaca, Ozaukee, Monroe, Fond du Lac, Waushara, Dane, Columbia and Jefferson counties in Wisconsin. The Bank offers loan, deposit and treasury management products at each of its banking locations.

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

As of September 30, 2023, the Bank was a 49.8% member of a data processing subsidiary, UFS, which provides core data processing, endpoint management, private cloud services, cyber security and digital banking solutions for over 60 Midwest banks. The Bank sold 100% of its member interest in UFS on October 1, 2023. The Bank, through its 100% owned subsidiary TVG Holdings, Inc., also holds a 40% ownership interest in Ansay, an insurance agency providing clients throughout Wisconsin with insurance and risk management solutions. These unconsolidated subsidiary interests have historically contributed noninterest income to the Bank through their underlying annual earnings.

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

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

The following tables present certain selected historical consolidated financial data as of the dates or for the period indicated:

	At or for the Three Months Ended					At or for the Nine Months Ended
(In thousands, except per share data)	9/30/2023	6/30/2023	3/31/2023	12/31/2022	9/30/2022	9/30/2023	9/30/2022

Results of Operations:
Interest income	$46,989	$45,929	$40,902	$35,754	$30,740	$133,820	$80,780
Interest expense	12,931	11,657	8,668	5,132	3,047	33,256	7,317
Net interest income	34,058	34,272	32,234	30,622	27,693	100,564	73,463
Provision for credit losses (1)	—	—	4,182	500	—	4,182	1,700
Net interest income after provision for credit losses (1)	34,058	34,272	28,052	30,122	27,693	96,382	71,763
Noninterest income	5,254	4,554	5,849	3,896	5,166	15,657	15,805
Noninterest expense	19,647	19,946	19,664	17,254	18,895	59,257	44,699
Income before income tax expense	19,665	18,880	14,237	16,764	13,964	52,782	42,869
Income tax expense	4,861	4,748	3,557	3,920	3,431	13,166	10,499
Net income	$14,804	$14,132	$10,680	$12,844	$10,533	$39,616	$32,370

Earnings per common share - basic	$1.43	$1.37	$1.09	$1.43	$1.26	$3.89	$4.15
Earnings per common share - diluted	1.43	1.37	1.09	1.43	1.26	3.89	4.15

Common Shares:
Basic weighted average	10,330,779	10,331,725	9,714,184	8,962,400	8,205,914	10,127,708	7,737,089
Diluted weighted average	10,353,621	10,346,575	9,737,879	8,993,685	8,228,197	10,150,990	7,757,726
Outstanding	10,379,071	10,389,240	10,407,114	9,021,697	9,028,629	10,379,071	9,028,629

Noninterest income / noninterest expense:
Service charges	$1,821	$1,766	$1,599	$1,564	$1,383	$5,186	$4,246
Income from Ansay	791	950	1,071	242	671	2,812	2,316
Income from UFS	784	770	890	935	852	2,444	2,120
Loan servicing income	734	749	636	545	491	2,119	1,377
Valuation adjustment on mortgage servicing rights	229	(548)	779	19	885	460	2,846
Net gain on sales of mortgage loans	248	236	140	222	264	624	1,338
Other noninterest income	647	631	734	369	620	2,012	1,562
Total noninterest income	$5,254	$4,554	$5,849	$3,896	$5,166	$15,657	$15,805

Personnel expense	$10,216	$9,870	$9,912	$8,162	$10,812	$29,998	$24,993
Occupancy, equipment and office	1,455	1,317	1,591	1,962	1,176	4,363	3,505
Data processing	2,153	2,094	1,864	1,971	1,577	6,111	4,353
Postage, stationery and supplies	244	224	380	229	215	848	542
Net gain (loss) on sales and valuations of other real estate owned	53	489	—	—	—	542	(146)
Net loss on sales of securities	—	—	75	—	—	75	—
Advertising	60	85	81	66	61	226	205
Charitable contributions	229	228	223	165	150	680	553
Outside service fees	1,438	1,347	2,202	1,631	2,538	4,987	5,096
Amortization of intangibles	1,626	1,672	1,422	980	751	4,720	1,338
Other noninterest expense	2,173	2,620	1,914	2,088	1,615	6,707	4,260
Total noninterest expense	$19,647	$19,946	$19,664	$17,254	$18,895	$59,257	$44,699

Period-end balances:
Cash and cash equivalents	$75,776	$111,326	$169,691	$119,350	$143,441	$75,776	$143,441
Investment securities available-for-sale, at fair value	179,046	191,303	197,895	304,637	303,280	179,046	303,280
Investment securities held-to-maturity, at cost	77,154	77,708	78,032	45,097	40,826	77,154	40,826
Loans	3,355,549	3,314,481	3,323,296	2,893,978	2,859,293	3,355,549	2,859,293
Allowance for credit losses - loans (1)	(43,404)	(43,409)	(43,316)	(22,680)	(23,045)	(43,404)	(23,045)
Premises and equipment	70,994	66,958	63,736	56,448	57,019	70,994	57,019
Goodwill and other intangibles, net	203,705	205,329	207,022	127,036	129,361	203,705	129,361
Mortgage Servicing Rights	13,733	13,504	14,052	9,582	9,563	13,733	9,563
Other Assets	154,966	154,871	156,820	126,984	121,016	154,966	121,016
Total assets	4,087,519	4,092,071	4,167,228	3,660,432	3,640,754	4,087,519	3,640,754

Deposits	3,398,293	3,405,736	3,463,235	3,060,229	3,138,201	3,398,293	3,138,201
Securities sold under repurchase agreements	17,191	23,802	46,636	97,196	21,963	17,191	21,963
Borrowings	70,319	70,269	70,994	25,429	26,069	70,319	26,069
Other liabilities	24,387	21,392	23,991	24,475	15,106	24,387	15,106
Total liabilities	3,510,190	3,521,199	3,604,856	3,207,329	3,201,339	3,510,190	3,201,339

Stockholders’ equity	577,329	570,872	562,372	453,103	439,415	577,329	439,415

Book value per common share	55.62	54.95	54.04	50.22	48.67	55.62	48.67
Tangible book value per common share (2)	36.00	35.18	34.14	36.14	34.34	36.00	34.34

Average balances:
Loans	$3,324,729	$3,312,353	$3,135,438	$2,860,967	$2,640,397	$3,258,199	$2,419,451
Interest-earning assets	3,671,620	3,683,143	3,524,672	3,316,406	3,062,921	3,627,015	3,013,382
Total assets	4,092,565	4,100,549	3,901,713	3,633,251	3,349,615	4,032,308	3,249,469
Deposits	3,423,760	3,407,650	3,269,838	3,111,328	2,911,561	3,367,647	2,675,199
Interest-bearing liabilities	2,411,062	2,437,034	2,334,956	2,198,549	2,034,158	2,394,630	2,055,732
Goodwill and other intangibles, net	204,556	206,209	160,156	111,440	90,962	190,470	69,861
Stockholders’ equity	576,315	567,531	520,212	446,579	401,130	554,892	347,442

Financial ratios (3):
Return on average assets	1.44%	1.38%	1.11%	1.40%	1.25%	1.31%	1.33%
Return on average common equity	10.19%	9.99%	8.33%	11.41%	10.42%	9.55%	12.46%
Average equity to average assets	14.08%	13.84%	13.33%	12.29%	11.98%	13.76%	10.69%
Stockholders’ equity to assets	14.12%	13.95%	13.50%	12.38%	12.07%	14.12%	12.07%
Tangible equity to tangible assets (2)	9.62%	9.40%	8.97%	9.23%	8.83%	9.62%	8.83%
Loan yield	5.23%	5.20%	4.96%	4.58%	4.29%	5.13%	4.13%
Earning asset yield	5.11%	5.04%	4.74%	4.32%	4.03%	4.97%	3.63%
Cost of funds	2.13%	1.92%	1.51%	0.93%	0.59%	1.86%	0.48%
Net interest margin, taxable equivalent	3.71%	3.77%	3.74%	3.71%	3.63%	3.74%	3.30%
Net loan charge-offs to average loans	—%	(0.01)%	0.00%	0.12%	(0.05)%	(0.01)%	(0.04)%
Nonperforming loans to total loans	0.10%	0.15%	0.14%	0.15%	0.17%	0.10%	0.17%
Nonperforming assets to total assets	0.13%	0.18%	0.22%	0.18%	0.18%	0.13%	0.18%
Allowance for credit losses - loans to total loans (1)	1.29%	1.31%	1.30%	0.78%	0.81%	1.29%	0.81%
(1)	Prior to January 1, 2023, the incurred loss methodology was used to estimate credit losses. Subsequent to that date, credit losses are estimated using the CECL methodology.
(2)	These measures are not measures prepared in accordance with GAAP, and are therefore considered to be non-GAAP financial measures. See “GAAP reconciliation and management explanation of non-GAAP financial measures” for a reconciliation of these measures to their most comparable GAAP measures.
(3)	Income statement-related ratios for partial year periods are annualized.

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

	At or for the Three Months Ended					At or for the Nine Months Ended
(In thousands, except per share data)	9/30/2023	6/30/2023	3/31/2023	12/31/2022	9/30/2022	9/30/2023	9/30/2022
Tangible Assets
Total assets	$4,087,519	$4,092,071	$4,167,228	$3,660,432	$3,640,754	$4,087,519	$3,640,754
Adjustments:
Goodwill	(175,106)	(175,104)	(175,125)	(110,206)	(111,551)	(175,106)	(111,551)
Core deposit intangible, net of amortization	(28,599)	(30,225)	(31,897)	(16,829)	(17,810)	(28,599)	(17,810)
Tangible assets	$3,883,814	$3,886,742	$3,960,206	$3,533,397	$3,511,393	$3,883,814	$3,511,393

Tangible Common Equity
Total stockholders’ equity	$577,329	$570,872	$562,372	$453,103	$439,415	$577,329	$439,415
Adjustments:
Goodwill	(175,106)	(175,104)	(175,125)	(110,206)	(111,551)	(175,106)	(111,551)
Core deposit intangible, net of amortization	(28,599)	(30,225)	(31,897)	(16,829)	(17,810)	(28,599)	(17,810)
Tangible common equity	$373,624	$365,543	$355,350	$326,068	$310,054	$373,624	$310,054

Book value per common share	$55.62	$54.95	$54.04	$50.22	$48.67	$55.62	$48.67
Tangible book value per common share	36.00	35.18	34.14	36.14	34.34	36.00	34.34

Total stockholders’ equity to total assets	14.12%	13.95%	13.50%	12.38%	12.07%	14.12%	12.07%
Tangible common equity to tangible assets	9.62%	9.40%	8.97%	9.23%	8.83%	9.62%	8.83%

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2023 and September 30, 2022

General. Net income increased $4.3 million to $14.8 million for three months ended September 30, 2023, compared to $10.5 million for the same period in 2022. This increase was primarily due to the added scale of operations resulting from the Hometown acquisition during the first quarter of 2023. The third quarter of 2022 was also negatively impacted by $4.6 million in acquisition related expenses, compared to $0.3 million during the third quarter of 2023.

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

Net interest and dividend income increased by $6.4 million to $34.1 million for the three months ended September 30, 2023 compared to $27.7 million for three months ended September 30, 2022. The increase in net interest income was primarily due to growth in interest earning assets over the last twelve months, resulting from the acquisition of Hometown, as well as increasing net interest margin in the year-over-year third quarters. Total average interest-earning assets were $3.67 billion for the three months ended September 30, 2023, up from $3.06 billion for the same period in 2022. Tax equivalent net interest margin increased 0.08% to 3.71% for the three months ended September 30, 2023, up from 3.63% for the same period in 2022. Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes on both volume and mix and pricing decisions, and external factors include changes in market interest rates, competition and the shape of the interest rate yield curve.

Interest Income. Total interest income increased $16.2 million, or 52.9%, to $47.0 million for the three months ended September 30, 2023 compared to $30.7 million for the same period in 2022. The increase in total interest income was primarily due to the aforementioned growth in interest earnings assets over the last twelve months along with an increase in the average interest rate earned on these assets. The average balance of interest-earning assets increased by $608.7 million during the three months ended September

30, 2023 compared to the same period in 2022 and the average interest rate earned on these assets increased by 1.08% in the year-over-year third quarters.

Interest Expense. Interest expense increased $9.9 million, or 324.4%, to $12.9 million for the three months ended September 30, 2023 compared to $3.0 million for the same period in 2022. The increase in interest expense was primarily due to elevated interest bearing liabilities and higher crediting interest rates on those liabilities.

Interest expense on interest-bearing deposits increased by $9.0 million to $11.6 million for the three months ended September 30, 2023 compared to $2.6 million for the same period in 2022. The average balance and cost of interest-bearing deposits was $2.32 billion and 1.99% for the three months ended September 30, 2023, compared to $2.0 million and 0.52% for the same period in 2022.

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

We did not record a provision for credit loss during the three months ended September 30, 2023 or 2022. Economic forecasts, primarily US gross domestic product and unemployment projections, were little changed during the third quarter of 2023 resulting in consistent qualitative factors in the CECL methodology. We recorded negligible net recoveries during the three months ended September 30, 2023 compared to net recoveries of $0.3 million for the three months ended September 30, 2022. Metrics regarding the credit quality of the Bank’s loan portfolio continue to show very little in terms of stress. The ACL - Loans was $43.4 million, or 1.29% of total loans, at September 30, 2023 compared to $23.0 million, or 0.81% of total loans at September 30, 2022. The increased ACL - Loans coverage was the result of adopting the CECL methodology as of January 1, 2023.

Noninterest Income. Noninterest income is an important component of our total revenues. A significant portion of our noninterest income has historically been associated with service charges and income from the Bank’s unconsolidated subsidiaries, Ansay and UFS. Other sources of noninterest income include loan servicing fees and gains on sales of mortgage loans.

Noninterest income increased $0.1 million to $5.3 million for the three months ended September 30, 2023 compared to $5.2 million for the same period in 2022. While total noninterest income was little changed in the year-over-year third quarters, components of noninterest income did show variability. Service charges and loan servicing income increased $0.4 million and $0.2 million, respectively, in the third quarter of 2023 compared to the third quarter of 2022 primarily due to the added scale from the acquisitions of Denmark and Hometown. These increases were offset by a $0.7 million reduction in positive valuation adjustments of MSRs, from $0.9 million during the third quarter of 2022 to $0.2 million during the third quarter of 2023.

The major components of our noninterest income are listed below:

The major components of our noninterest income are listed below:The major components of our noninterest income are listed below:

	Three Months Ended September 30,
	2023	2022	$ Change	% Change

(in thousands)	(In thousands)
Noninterest Income
Service charges	$1,821	$1,383	$438	32%
Income from Ansay	791	671	120	18%
Income from UFS	784	852	(68)	(8)%
Loan servicing income	734	491	243	49%
Valuation adjustment on MSR	229	885	(656)	(74)%
Net gain on sales of mortgage loans	248	264	(16)	(6)%
Other	647	620	27	4%
Total noninterest income	$5,254	$5,166	$88	2%

Noninterest Expense. Noninterest expense increased $0.7 million to $19.6 million for the three months ended September 30, 2023 compared to $18.9 million for the same period in 2022. Most areas of noninterest expense increased over the past four quarters as a result of added operational scale from the acquisition of Hometown, which increased the total assets, branch footprint and employee count of the Company. In addition to this trend, core deposit intangible assets of $15.1 million and $16.5 million created by the Denmark and Hometown acquisitions, respectively, created a significant increase in amortization of intangible assets expense from the third quarter of 2022 to the third quarter of 2023. Counteracting these increases were one-time acquisition costs related to the acquisition of Denmark during the third quarter of 2022, primarily in the areas of salaries and outside service fees, which existed in the third quarter of 2022 but were not repeated during the third quarter of 2023.

The major components of our noninterest expense are listed below:

	Three Months Ended September 30,
	2023	2022	$ Change	% Change

	(In thousands)
Noninterest Expense
Salaries, commissions, and employee benefits	$10,216	$10,812	$(596)	(6)%
Occupancy	1,455	1,176	279	24%
Data processing	2,153	1,577	576	37%
Postage, stationary, and supplies	244	215	29	13%
Net loss on sales and valuations of other real estate owned	53	—	53	NM
Advertising	60	61	(1)	(2)%
Charitable contributions	229	150	79	53%
Outside service fees	1,438	2,538	(1,100)	(43)%
Amortization of intangibles	1,626	751	875	117%
Other	2,173	1,615	558	35%
Total noninterest expenses	$19,647	$18,895	$752	4%

Income Tax Expense. We recorded a provision for income taxes of $4.9 million for the three months ended September 30, 2023 compared to a provision of $3.4 million for the same period during 2022, reflecting effective tax rates of 24.7% and 24.6%, respectively. The effective tax rates were reduced from the statutory federal and state income tax rates during both periods as a result of tax-exempt interest income produced by certain qualifying loans and investments in the Bank’s portfolios. On July 5, 2023, Wisconsin passed its 2023 state budget which included a provision exempting income earned from commercial loans of $5.0 million or less from state taxability. As a result of this provision, which was retroactive to the beginning of 2023, the Company was able to reverse $2.4 million state related income tax expense which had been recorded during the first two quarters of 2023. Also as a result of this provision, the Company’s lower anticipated future effective tax rate required an allowance to be made against the Bank’s deferred tax asset, which increased income tax expense by $2.9 million. The net impact of these entries was a one-time increase to income tax expense of $0.5 million during the third quarter of 2023.

Results of Operations for the Nine months Ended September 30, 2023 and September 30, 2022

General. Net income increased $7.2 million to $39.6 million for nine months ended September 30, 2023, compared to $32.4 million for the same period in 2022. This increase was primarily due to the added scale of operations resulting from the Denmark and Hometown acquisitions during the third quarter of 2022 and first quarter of 2023, respectively.

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

Net interest and dividend income increased by $27.1 million to $100.6 million for the nine months ended September 30, 2023 compared to $73.5 million for nine months ended September 30, 2022. The increase in net interest income was primarily due to growth in interest earning assets over the last twelve months, resulting from the acquisitions of Denmark and Hometown, as well as increasing net interest margin in the first nine months of 2023 compared to the same period in 2022. Total average interest-earning assets were $3.63 billion for the nine months ended September 30, 2023, up from $3.01 billion for the same period in 2022. Tax equivalent net interest margin increased 0.44% to 3.74% for the nine months ended September 30, 2023, up from 3.30% for the same period in 2022. Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes on both volume and mix and pricing decisions, and external factors include changes in market interest rates, competition and the shape of the interest rate yield curve.

Interest Income. Total interest income increased $53.0 million, or 65.7%, to $133.8 million for the nine months ended September 30, 2023 compared to $80.8 million for the same period in 2022. The increase in total interest income was primarily due to the aforementioned growth in interest earnings assets over the last twelve months along with an increase in the average interest rate earned on these assets. The average balance of interest-earning assets increased by $613.6 million during the first nine months of 2023 compared to the same period in 2022 and the average interest rate earned on these assets increased by 1.34% from 3.63% for the first three quarters of 2022 to 4.97% during the first three quarters of 2023.

Interest Expense. Interest expense increased $26.0 million, or 354.5%, to $33.3 million for the nine months ended September 30, 2023 compared to $7.3 million for the same period in 2022. The increase in interest expense was primarily due to elevated interest bearing liabilities and higher crediting interest rates on those liabilities. The average balance of interest-bearing liabilities increased by $338.9 million during the first nine months of 2023 compared to the same period in 2022 and the average interest rate paid on these balances was 0.48% for the first three quarters of 2022 compared to 1.86% for the first three quarters of 2023.

Interest expense on interest-bearing deposits totaled $29.2 million and $5.9 million for the nine months ended September 30, 2023 and 2022, respectively. The average cost of interest-bearing deposits was 1.70% for the nine months ended September 30, 2023, compared to 0.43% for the same period in 2022.

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

We recorded a provision for credit losses of $4.2 million for the nine months ended September 30, 2023 compared to $1.7 million for the same period in 2022. The increased provision for the first nine months of 2023 was primarily related to loans acquired from Hometown. Economic forecasts, primarily US gross domestic product and unemployment projections, were little changed during the first three quarters of 2023 resulting in consistent qualitative factors in the CECL methodology. We recorded net recoveries of $0.1 million for the nine months ended September 30, 2023 compared to net recoveries of $1.0 million for the same period in 2022. The ACL was $43.4 million, or 1.29% of total loans, at September 30, 2023 compared to $23.0 million, or 0.81% of total loans at September 30, 2022. The increased ACL coverage was the result of CECL implementation.

Noninterest Income. Noninterest income is an important component of our total revenues. A significant portion of our noninterest income has historically been associated with service charges and income from the Bank’s unconsolidated subsidiaries, Ansay and UFS. Other sources of noninterest income include loan servicing fees and gains on sales of mortgage loans.

Noninterest income decreased $0.1 million to $15.7 million for the nine months ended September 30, 2023 compared to $15.8 million for the same period in 2022. While total noninterest income was little changed in the year-over-year first nine months, components of noninterest income did show variability. Service charges and loan servicing income increased $1.0 million and $0.7 million, respectively, for the first nine months of 2023 compared to the same period in 2022 primarily due to the added scale from the acquisitions of Denmark and Hometown. These increases were offset by a $2.3 million reduction in positive valuation adjustments of MSRs, from $2.8 million during the first nine months of 2022 to $0.5 million during the first nine months of 2023. Finally, net gains on the sale of mortgage loans saw a significant decline period-over-period due to an industry wide slowdown in residential mortgage lending due in part to a higher interest rate environment during the first nine months of 2023 compared to the same period in 2022.

The major components of our noninterest income are listed below:

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change

	(In thousands)
Noninterest Income
Service Charges	$5,186	$4,246	$940	22%
Income from Ansay	2,812	2,316	496	21%
Income from UFS	2,444	2,120	324	15%
Loan Servicing income	2,119	1,377	742	54%
Valuation adjustment on MSR	460	2,846	(2,386)	(84)%
Net gain on sales of mortgage loans	624	1,338	(714)	(53)%
Other	2,012	1,562	450	29%
Total noninterest income	$15,657	$15,805	$(148)	(1)%

Noninterest Expense. Noninterest expense increased $14.6 million to $59.3 million for the nine months ended September 30, 2023 compared to $44.7 million for the same period in 2022. Most areas of noninterest expense increased over the past four quarters as a result of added operational scale from the acquisitions of Denmark and Hometown. Expenses related to these acquisitions totaled $5.7 million during the first nine months of 2022 compared to $1.8 million during the first nine months of 2023 which muted the increase year-over-year in salaries and led to a slight decrease year-over-year in outside service fees. Core deposit intangible assets of $15.1 million and $16.5 million created by the Denmark and Hometown acquisitions, respectively, created a significant increase in amortization of intangible assets expense from the first three quarters of 2022 to the first three quarters of 2023. Finally, losses on sales of ORE totaling $0.5 million during the first three quarters of 2023 compared unfavorably to gains of $0.1 million during the first three quarters of 2022.

The major components of our noninterest expense are listed below:

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change

	(In thousands)
Noninterest Expense
Salaries, commissions, and employee benefits	$29,998	$24,993	$5,005	20%
Occupancy	4,363	3,505	858	24%
Data processing	6,111	4,353	1,758	40%
Postage, stationary, and supplies	848	542	306	56%
Net loss (gain) on sales and valuations of other real estate owned	542	(146)	688	(471)%
Net loss on sales of securities	75	—	75	NM
Advertising	226	205	21	10%
Charitable contributions	680	553	127	23%
Outside service fees	4,987	5,096	(109)	(2)%
Amortization of intangibles	4,720	1,338	3,382	253%
Other	6,707	4,260	2,447	57%
Total noninterest expenses	$59,257	$44,699	$14,558	33%

Income Tax Expense. We recorded a provision for income taxes of $13.2 million for the nine months ended September 30, 2023 compared to a provision of $10.5 million for the same period during 2022, reflecting effective tax rates of 24.9% and 24.6%, respectively. The effective tax rates were reduced from the statutory federal and state income tax rates during both periods as a result of tax-exempt interest income produced by certain qualifying loans and investments in the Bank’s portfolios. The 2023 Wisconsin state budget included a provision exempting income earned from commercial loans of $5.0 million or less from state taxability. As a result of this provision, the Company’s lower anticipated future effective tax rate required an allowance to be made against the Bank’s deferred tax asset, which increased income tax expense by $2.9 million. This required allowance offset the lower effective tax rate on current earnings, leading to comparable effective tax rates through the first nine months of 2023 and 2022.

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

The following tables set forth the distribution of our average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the periods indicated:

	Three Months Ended
	September 30, 2023			September 30, 2022
		Interest			Interest
	Average	Income/	Rate Earned/ Paid	Average	Income/	Rate Earned/ Paid
	Balance	Expenses (1)	(1)	Balance	Expenses (1)	(1)

	(dollars in thousands)
ASSETS
Interest-earning assets
Loans (2)
Taxable	$3,219,654	$169,083	5.25%	$2,545,855	$109,147	4.29%
Tax-exempt	105,075	4,691	4.46%	94,542	4,227	4.47%
Securities
Taxable (available for sale)	176,363	6,933	3.93%	240,261	5,453	2.27%
Tax-exempt (available for sale)	33,629	1,111	3.30%	81,355	2,143	2.63%
Taxable (held to maturity)	73,007	2,595	3.55%	31,014	853	2.75%
Tax-exempt (held to maturity)	4,152	109	2.63%	5,196	134	2.58%
Cash and due from banks	59,740	3,140	5.26%	64,698	1,366	2.11%
Total interest-earning assets	3,671,620	187,662	5.11%	3,062,921	123,323	4.03%
Non interest-earning assets	464,357			309,925
Allowance for credit losses - loans	(43,412)			(23,231)
Total assets	$4,092,565			$3,349,615
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Checking accounts	$294,961	$5,762	1.95%	$262,003	$1,359	0.52%
Savings accounts	838,980	10,753	1.28%	750,027	3,224	0.43%
Money market accounts	661,274	13,582	2.05%	682,260	2,957	0.43%
Certificates of deposit	525,609	16,075	3.06%	297,622	2,725	0.92%
Brokered deposits	874	20	2.29%	6,781	199	2.93%
Total interest-bearing deposits	2,321,698	46,192	1.99%	1,998,693	10,464	0.52%
Other borrowed funds	89,364	5,108	5.72%	35,465	1,625	4.58%
Total interest-bearing liabilities	2,411,062	51,300	2.13%	2,034,158	12,089	0.59%
Non-interest bearing liabilities
Demand deposits	1,102,062			912,868
Other liabilities	3,126			1,459
Total liabilities	3,516,250			2,948,485
Shareholders’ equity	576,315			401,130
Total liabilities & shareholders’ equity	$4,092,565			$3,349,615
Net interest income on a fully taxable equivalent basis		136,362			111,234
Less taxable equivalent adjustment		(1,241)			(1,366)
Net interest income		$135,121			$109,868
Net interest spread (3)			2.98%			3.43%
Net interest margin (4)			3.71%			3.63%
(1).	Annualized on a fully taxable equivalent basis calculated using a federal tax rate of 21% for the three months ended September 30, 2023 and 2022.
(2).	Nonaccrual loans are included in average amounts outstanding.
(3).	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4).	Net interest margin represents net interest income on a fully tax equivalent basis as a percentage of average interest-earning assets.

	Nine Months Ended
	September 30, 2023			September 30, 2022
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expenses (1)	Paid (1)	Balance	Expenses (1)	Paid (1)

	(dollars in thousands)
ASSETS
Interest-earning assets
Loans (2)
Taxable	$3,155,397	$162,543	5.15%	$2,323,410	$95,783	4.12%
Tax-exempt	102,802	4,629	4.50%	96,041	4,215	4.39%
Securities
Taxable (available for sale)	199,164	6,234	3.13%	223,506	5,180	2.32%
Tax-exempt (available for sale)	38,310	1,218	3.18%	81,067	2,126	2.62%
Taxable (held to maturity)	66,895	2,407	3.60%	19,685	524	2.66%
Tax-exempt (held to maturity)	4,518	117	2.59%	5,464	141	2.58%
Cash and due from banks	59,929	3,021	5.04%	264,209	1,395	0.53%
Total interest-earning assets	3,627,015	180,169	4.97%	3,013,382	109,364	3.63%
Non interest-earning assets	446,437			258,122
Allowance for loan losses	(41,144)			(22,035)
Total assets	$4,032,308			$3,249,469
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Checking accounts	$294,753	$5,145	1.75%	$244,615	$688	0.28%
Savings accounts	839,459	9,372	1.12%	643,841	2,494	0.39%
Money market accounts	664,758	11,883	1.79%	679,091	2,343	0.35%
Certificates of deposit	491,544	12,495	2.54%	255,197	2,147	0.84%
Brokered deposits	4,005	115	2.87%	9,217	269	2.92%
Total interest-bearing deposits	2,294,519	39,010	1.70%	1,831,961	7,941	0.43%
Other borrowed funds	100,111	5,453	5.45%	223,771	1,842	0.82%
Total interest-bearing liabilities	2,394,630	44,463	1.86%	2,055,732	9,783	0.48%
Non-interest bearing liabilities
Demand deposits	1,073,128			843,238
Other liabilities	9,658			3,057
Total liabilities	3,477,416			2,902,027
Shareholders’ equity	554,892			347,442
Total liabilities & shareholders' equity	$4,032,308			$3,249,469
Net interest income on a fully taxable equivalent basis		135,706			99,581
Less taxable equivalent adjustment		(1,252)			(1,361)
Net interest income		$134,454			$98,220
Net interest spread (3)			3.11%			3.15%
Net interest margin (4)			3.74%			3.30%
(1).	Annualized on a fully taxable equivalent basis calculated using a federal tax rate of 21% for the nine months ended September 30, 2023 and 2022.
(2).	Nonaccrual loans are included in average amounts outstanding.
(3).	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4).	Net interest margin represents net interest income on a fully tax equivalent basis as a percentage of average interest-earning assets.

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

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Compared with			Compared with
	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	Increase/(Decrease) Due to Change in			Increase/(Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total

	(dollars in thousands)			(dollars in thousands)
Interest income
Loans
Taxable	$32,400	$27,536	$59,936	$39,343	$27,417	$66,760
Tax-exempt	470	(6)	464	302	112	414
Securities
Taxable (AFS)	(1,733)	3,213	1,480	(611)	1,665	1,054
Tax-exempt (AFS)	(1,480)	448	(1,032)	(1,291)	383	(908)
Taxable (HTM)	1,433	309	1,742	1,642	241	1,883
Tax-exempt (HTM)	(27)	2	(25)	(24)	—	(24)
Cash and due from banks	(112)	1,886	1,774	(1,843)	3,469	1,626
Total interest income	30,951	33,388	64,339	37,518	33,287	70,805
Interest expense
Deposits
Checking accounts	$192	$4,211	$4,403	$169	$4,288	$4,457
Savings accounts	425	7,104	7,529	956	5,922	6,878
Money market accounts	(94)	10,719	10,625	(50)	9,590	9,540
Certificates of deposit	3,292	10,058	13,350	3,251	7,097	10,348
Brokered Deposits	(143)	(36)	(179)	(150)	(4)	(154)
Total interest bearing deposits	3,672	32,056	35,728	4,176	26,893	31,069
Other borrowed funds	2,995	488	3,483	(1,530)	5,141	3,611
Total interest expense	6,667	32,544	39,211	2,646	32,034	34,680
Change in net interest income	$24,284	$844	$25,128	$34,872	$1,253	$36,125

CHANGES IN FINANCIAL CONDITION

Total Assets. Total assets increased $427.1 million, or 11.7%, to $4.09 billion at September 30, 2023, from $3.66 billion at December 31, 2022.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $43.6 million to $75.8 million at September 30, 2023 from $119.4 million at December 31, 2022.

Investment Securities. The carrying value of total investment securities decreased by $93.5 million to $256.2 million at September 30, 2023, from $349.7 million at December 31, 2022. This decline was primarily the result of significant maturities of securities in the Bank’s portfolio, as well as sales of approximately $34.2 million of securities, during the first quarter of 2023. Proceeds of these maturities and sales were utilized to fund loan growth and compensate for declining deposit balances through the first three quarters of 2023.

Loans. Net loans increased by $440.8 million, totaling $3.31 billion at September 30, 2023 compared to $2.87 billion at December 31, 2022. The fair value of loans acquired as part of the acquisition of Hometown during the first quarter of 2023 totaled $395.8 million.

Bank-Owned Life Insurance. At September 30, 2023, our investment in bank-owned life insurance was $60.9 million, an increase of $14.8 million from $46.1 million at December 31, 2022.

Deposits. Deposits increased $338.1 million, or 11.0%, to $3.40 billion at September 30, 2023 from $3.06 billion at December 31, 2022. The fair value of deposits acquired as part of the acquisition of Hometown during the first quarter of 2023 totaled $532.4 million.

Borrowings. At September 30, 2023, borrowings consisted of advances from the FHLB of Chicago, junior subordinated debentures, and subordinated debt to other banks and an individual. FHLB borrowings increased to $35.8 million at September 30, 2023, from $1.9 million at December 31, 2022. Junior subordinated debentures, all of which resulted from the acquisition of Hometown, totaled $11.0 million at September 30, 2023. Subordinated debt remained stable with $23.5 million at September 30, 2023 and December 31, 2022.

Stockholders’ Equity. Total stockholders’ equity increased $124.2 million, or 27.4%, to $577.3 million at September 30, 2023, from $453.1 million at December 31, 2022. The primary driver of this increase was the Hometown acquisition, which added $115.1 million to stockholders’ equity.

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

Our loan portfolio is our most significant earning asset, comprising 82.1% and 79.1% of our total assets as of September 30, 2023 and December 31, 2022, respectively. Our strategy is to grow our loan portfolio by originating quality commercial and consumer loans that comply with our credit policies and that produce revenues consistent with our financial objectives. We believe our loan portfolio is well-balanced, which provides us with the opportunity to grow while monitoring our loan concentrations.

Loans increased $461.6 million, or 15.9%, to $3.36 billion as of September 30, 2023 as compared to $2.89 billion as of December 31, 2022. This increase during the first nine months of 2023 was primarily driven by the acquisition of Hometown, which included approximately $395.8 million in loan balances, and has been comprised of an increase of $38.9 million or 7.9% in commercial and industrial loans, an increase of $180.5 million or 25.2% in owner occupied commercial real estate loans, an increase of $103.6 million or 15.2% in non-owner occupied commercial real estate, a decrease of $2.6 million or 1.3% in construction and development loans, an increase of $139.5 million or 18.9% in residential 1-4 family loans and an increase of $1.7 million in consumer and other loans.

The following table presents the balance and associated percentage of each major category in our loan portfolio at September 30, 2023, December 31, 2022, and September 30, 2022:

	September 30,		December 31,		September 30,
	2023	% of Total	2022	% of Total	2022	% of Total

	(dollars in thousands)
Commercial & industrial	$531,368	16%	$492,450	17%	$486,696	17%
Commercial real estate
Owner occupied	897,439	27%	716,963	25%	723,524	25%
Non-owner occupied	785,183	23%	681,620	23%	668,337	23%
Construction & development	197,095	6%	199,708	7%	209,270	7%
Residential 1-4 family	879,033	26%	739,514	25%	706,956	25%
Consumer	50,729	2%	44,963	2%	44,113	2%
Other loans	14,702	—%	18,760	1%	19,171	1%
Total Loans	$3,355,549	100%	$2,893,978	100%	$2,858,067	100%

Our directors and officers and their associates are customers of, and have other transactions with, the Bank in the normal course of business. All loans and commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than normal risk of collection or present other unfavorable features. At September 30, 2023 and December 31, 2022, total loans outstanding to such directors and officers and their associates were $64.3 million and $70.2 million, respectively. During the nine months ended September 30, 2023, $21.0 million of additions and $26.9 million of repayments were made to these loans. At September 30, 2023 and December 31, 2022, all of the loans to directors and officers were performing according to their original terms.

Loan categories

The principal categories of our loan portfolio are discussed below:

Commercial and Industrial (C&I). Our C&I portfolio totaled $531.4 million and $492.5 million at September 30, 2023 and December 31, 2022, respectively, and represented 16% and 17% of our total loans at those dates.

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

Commercial Real Estate (CRE). Our CRE loan portfolio totaled $1.68 billion and $1.40 billion at September 30, 2023 and December 31, 2022, respectively, and represented 50% and 48% of our total loans at those dates.

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

Construction and Development (C&D). Our C&D loan portfolio totaled $197.1 million and $199.7 million at September 30, 2023 and December 31, 2022, respectively, and represented 6% and 7% of our total loans at those dates.

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

Residential 1 – 4 Family. Residential 1 – 4 family loans held in portfolio amounted to $879.0 million and $739.5 million at September 30, 2023 and December 31, 2022, respectively, and represented 26% and 25% of our total loans at those dates.

We offer fixed and adjustable-rate residential mortgage loans with maturities up to 30 years. One-to-four family residential mortgage loans are generally underwritten according to Fannie Mae guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which is generally $726,200 for one-unit properties. In addition, we also offer loans above conforming lending limits typically referred to as “jumbo” loans. These loans are typically underwritten to the same guidelines as conforming loans; however, we may choose to hold a jumbo loan within its portfolio with underwriting criteria that does not exactly match conforming guidelines.

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

We were servicing mortgage loans sold to others without recourse of approximately $1.2 billion at September 30, 2023 and $866.9 million at December 31, 2022.

Loans sold with the retention of servicing assets result in the capitalization of servicing rights. Loan servicing rights are carried at fair value. The net balance of capitalized servicing rights amounted to $13.7 million and $9.6 million at September 30, 2023 and December 31, 2022, respectively.

Consumer Loans. Our consumer loan portfolio totaled $50.7 million and $45.0 million at September 30, 2023 and December 31, 2022, respectively, and represented 2% of our total loans at those dates. Consumer loans include secured and unsecured loans, lines of credit and personal installment loans.

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

Other Loans. Our other loans totaled $14.7 million and $18.8 million at September 30, 2023 and December 31, 2022, respectively, and are immaterial to the overall loan portfolio. The other loans category consists primarily of over-drafted depository accounts, loans utilized to purchase or carry securities and loans to nonprofit organizations.

Loan Portfolio Maturities.

The following tables summarize the dollar amount of loans maturing in our portfolio based on their loan type, fixed or variable rate of interest, and contractual terms to maturity at September 30, 2023. The tables do not include any estimate of prepayments, which can significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One Year or	One to Five	Five to Fifteen	Over Fifteen
	Less	Years	Years	Years	Total

	(dollars in thousands)
Commercial & industrial	$136,464	$261,652	$130,037	$3,215	$531,368
Commercial real estate
Owner Occupied	114,150	372,428	333,553	77,308	897,439
Non-owner Occupied	46,564	372,559	357,360	8,700	785,183
Construction & Development	36,402	52,355	60,179	48,159	197,095
Residential 1-4 family	14,614	109,752	237,663	517,004	879,033
Consumer and other	5,752	39,352	16,572	3,755	65,431
Total	$353,946	$1,208,098	$1,135,364	$658,141	$3,355,549
Fixed Rate Loans:
Commercial & industrial	$22,850	$226,923	$91,893	$3,186	$344,852
Commercial real estate
Owner Occupied	59,246	331,816	138,907	21,390	551,359
Non-owner Occupied	40,320	359,538	205,656	—	605,514
Construction & Development	14,458	47,600	42,292	34,854	139,204
Residential 1-4 family	6,726	87,159	193,351	277,182	564,418
Consumer and other	5,324	38,497	16,102	3,755	63,678
Total	$148,924	$1,091,533	$688,201	$340,367	$2,269,025
Floating Rate Loans:
Commercial & industrial	$113,614	$34,729	$38,144	$29	$186,516
Commercial real estate
Owner Occupied	54,904	40,612	194,646	55,918	346,080
Non-owner Occupied	6,244	13,021	151,704	8,700	179,669
Construction & Development	21,944	4,755	17,887	13,305	57,891
Residential 1-4 family	7,888	22,593	44,312	239,822	314,615
Consumer and other	428	855	470	—	1,753
Total	$205,022	$116,565	$447,163	$317,774	$1,086,524

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

Our nonperforming assets consist of nonperforming loans and foreclosed real estate. Nonperforming loans are those on which the accrual of interest has stopped, as well as loans that are contractually 90 days past due on which interest continues to accrue. The composition of our nonperforming assets is as follows:

	As of September 30,	As of December 31,	As of September 30,
	2023	2022	2022
	(dollars in thousands)
Nonperforming loans
Nonaccrual loans
Commercial & industrial	$531	$418	$218
Commercial real estate
Owner Occupied	1,958	2,688	3,609
Non-owner Occupied	—	—	—
Construction & Development	—	17	17
Residential 1-4 family	444	505	516
Consumer and other	13	—	10
Total nonaccrual loans	2,946	3,628	4,370
Loans past due > 90 days, but still accruing
Commercial & industrial	18	—	205
Commercial real estate
Owner Occupied	250	—	33
Non-owner Occupied	—	—	—
Construction & Development	—	—	—
Residential 1-4 family	151	268	162
Consumer and other	27	5	3
Total loans past due > 90 days, but still accruing	446	273	403
Total nonperforming loans	$3,392	$3,901	$4,773
OREO
Commercial real estate owned	$—	$—	$—
Residential real estate owned	—	—	—
Acquired bank property real estate owned	1,844	2,520	1,405
Total OREO	$1,844	$2,520	$1,405
Total nonperforming assets ("NPAs")	$5,236	$6,421	$6,178
Accruing modified loans to borrowers experiencing financial difficulty (1)	$21	$450	$450
Ratios
Nonaccrual loans to total loans	0.09%	0.13%	0.15%
NPAs to total loans plus OREO	0.16%	0.22%	0.21%
NPAs to total assets	0.13%	0.18%	0.17%
ACL - Loans to nonaccrual loans	1,473%	625%	527%
ACL - Loans to total loans	1.29%	0.78%	0.81%
(1)	Amounts prior to January 1, 2023 represent accruing troubled debt restructured loans.

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

At September 30, 2023, the ACL - Loans was $43.4 million (representing 1.29% of period end loans). The Company adopted CECL as of January 1, 2023, which increased the ACL - Loans by $11.0 million. In addition, the ACL - Loans increased due to the acquisition of Hometown, which required a $3.6 million provision for credit losses on non-PCD loans and a $5.5 million reserve related to PCD loans. Net charge-offs remain negligible.

The following table summarizes the changes in our ACL - Loans for the periods indicated:

	Nine months ended	Year ended	Nine months ended
	September 30,	December 31,	September 30,
	2023	2022	2022

	(dollars in thousands)
Balance of ACL - Loans at the beginning of period	$22,680	$20,315	$20,315
Adoption of CECL	10,972	—	—
ACL - Loans on PCD loans acquired	5,534	—	—
Net loans charged-off (recovered):
Commercial & industrial	(5)	(499)	(455)
Commercial real estate - owner occupied	(70)	816	(74)
Commercial real estate - non-owner occupied	—	(360)	(360)
Construction & Development	—	(152)	(152)
Residential 1-4 family	(104)	26	33
Consumer	(3)	21	15
Other Loans	56	(17)	(37)
Total net loans recovered	(126)	(165)	(1,030)
Provision charged to operating expense	4,092	2,200	1,700
Balance of ACL - Loans at end of period	$43,404	$22,680	$23,045
Ratio of net charge-offs (recoveries) to average loans by loan composition
Commercial & industrial	—%	(0.12)%	(0.11)%
Commercial real estate - owner occupied	(0.01)%	0.13%	(0.01)%
Commercial real estate - non-owner occupied	—%	(0.06)%	(0.06)%
Construction & Development	—%	(0.09)%	(0.09)%
Residential 1-4 family	(0.01)%	—%	0.01%
Consumer	(0.01)%	0.05%	0.04%
Other Loans	0.36%	(0.04)%	(0.19)%
Total net charge-offs to average loans	—%	(0.01)%	(0.04)%

The following table summarizes an allocation of the ACL - Loans and the related percentage of loans outstanding in each category for the periods below.

	September 30,		December 31,		September 30,
	2023		2022		2022
		% of		% of		% of
(in thousands, except %)	Amount	Loans	Amount	Loans	Amount	Loans
Loan Type:
Commercial & industrial	$7,555	16%	$4,071	17%	$4,288	17%
Commercial real estate - owner occupied	11,460	27%	5,204	25%	5,064	25%
Commercial real estate - non-owner occupied	8,564	23%	5,405	23%	5,876	23%
Construction & development	3,568	6%	1,592	7%	1,643	7%
Residential 1-4 family	11,152	26%	5,944	25%	5,724	25%
Consumer	1,007	2%	314	2%	299	2%
Other loans	98	—%	150	1%	151	1%
Total allowance	$43,404	100%	$22,680	100%	$23,045	100%

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

Deposits. Our current deposit products include non-interest bearing and interest-bearing checking accounts, savings accounts, money market accounts, and certificate of deposits. As of September 30, 2023, deposit liabilities accounted for approximately 83.1% of our total liabilities and equity. We accept deposits primarily from customers in the communities in which our branches and offices are located, as well as from small businesses and other customers throughout our lending area. We rely on our competitive pricing and products, quality customer service, and convenient locations and hours to attract and retain deposits. Deposit rates and terms are based primarily on current business strategies, market interest rates, liquidity requirements and our deposit growth goals.

Total deposits were $3.40 billion and $3.06 billion as of September 30, 2023 and December 31, 2022, respectively. Noninterest-bearing deposits at September 30, 2023 and December 31, 2022, were $1.06 billion and $934.1 million, respectively, while interest-bearing deposits were $2.33 billion and $2.13 billion at September 30, 2023 and December 31, 2022, respectively.

At September 30, 2023, we had a total of $548.1 million in certificates of deposit, including $0.7 million of brokered deposits. Based on historical experience and our current pricing strategy, we believe we will retain a majority of these accounts upon maturity, although our long-term strategy is to minimize reliance on certificates of deposits by increasing relationship deposits in lower earning savings and demand deposit accounts.

The following tables set forth the average balances of our deposits for the periods indicated:

	Nine months ended		Year ended		Nine months ended
	September 30, 2023		December 31, 2022		September 30, 2022
	Amount	Percent	Amount	Percent	Amount	Percent

	(dollars in thousands)

Noninterest-bearing demand deposits	$1,073,128	31.9%	$878,727	31.6%	$843,238	31.5%
Interest-bearing checking deposits	294,753	8.8%	253,443	9.1%	244,615	9.1%
Savings deposits	839,459	24.9%	691,599	24.8%	643,841	24.1%
Money market accounts	664,758	19.7%	666,717	23.9%	679,091	25.4%
Certificates of deposit	491,544	14.6%	286,054	10.3%	255,197	9.6%
Brokered deposits	4,005	0.1%	8,587	0.3%	9,217	0.3%
Total	$3,367,647	100%	$2,785,127	100%	$2,675,199	100%

The following table provides information on maturities of certificates of deposits which exceed FDIC insurance limits of $250,000 as of September 30, 2023:

	Time Deposits over FDIC	Portion of Time Deposits in
	Insurance Limits	Excess of FDIC Insurance Limits

	(dollars in thousands)
3 months or less remaining	$28,956	$12,706
Over 3 to 6 months remaining	66,329	35,579
Over 6 to 12 months remaining	24,428	9,428
Over 12 months or more remaining	12,089	4,839
Total	$131,802	$62,552

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

The following table summarizes securities sold under repurchase agreements, and the weighted average interest rates paid:

	Nine months ended	Year ended	Nine months ended
(dollars in thousands)	September 30, 2023	December 31, 2022	September 30, 2022
Average daily amount of securities sold under repurchase agreements during the period	$38,462	$25,749	$19,109
Weighted average interest rate on average daily securities sold under repurchase agreements	4.81%	2.11%	0.73%
Maximum outstanding securities sold under repurchase agreements at any month-end	$60,306	$97,196	$38,803
Securities sold under repurchase agreements at period end	$17,191	$97,196	$21,963
Weighted average interest rate on securities sold under repurchase agreements at period end	5.36%	4.31%	3.10%

Borrowings

The Company’s borrowings have historically consisted primarily of FHLB of Chicago advances collateralized by a blanket pledge agreement on the Company’s FHLB capital stock and retail and commercial loans held in the Company’s portfolio. There were $35.8 million of advances outstanding from the FHLB at September 30, 2023, and $1.9 million as of December 31, 2022.

The total loans pledged as collateral were $1.44 billion at September 30, 2023 and $1.15 billion at December 31, 2022. There were no outstanding letters of credit from the FHLB at September 30, 2023 or December 31, 2022.

The following table summarizes borrowings, which consist of borrowings from the FHLB, and the weighted average interest rates paid:

	Nine months ended	Year ended	Nine months ended
(dollars in thousands)	September 30, 2023	December 31, 2022	September 30, 2022
Average daily amount of borrowings outstanding during the period	$29,048	$139,498	$185,740
Weighted average interest rate on average daily borrowing	3.91%	0.42%	0.43%
Maximum outstanding borrowings at any month-end	$36,577	$308,756	$308,756
Borrowing outstanding at period end	$35,847	$1,929	$2,550
Weighted average interest rate on borrowing at period end	3.58%	1.71%	2.02%

Lines of credit and other borrowings.

We maintain a $7.5 million line of credit with another commercial bank, which was entered into on May 15, 2022. There were no outstanding balances on this note at September 30, 2023. Any future borrowings will required monthly payments of interest at a variable rate, and will be due in full on May 15, 2024.

During September 2017, the Company entered into subordinated note agreements with three separate commercial banks. As of September 30, 2021 and December 31, 2020, outstanding balances under these agreements totaled $11.5 million. These notes were all issued with 10-year maturities, carry interest at a variable rate payable quarterly, are callable on or after the sixth anniversary of their issuance dates, and qualify for Tier 2 capital for regulatory purposes. These note agreements were repaid in full on October 2, 2023.

During July 2020, the Company entered into subordinated note agreements with two separate commercial banks. As of September 30, 2023 and December 31, 2022, outstanding balances under these agreements totaled $6.0 million. These notes were issued with 10-year maturities, will carry interest at a fixed rate of 5.0% through June 30, 2025, and at a variable rate thereafter, payable quarterly. These notes are callable on or after January 1, 2026 and qualify for Tier 2 capital for regulatory purposes.

During August 2022, the Company entered into subordinated note agreements with an individual. As of September 30, 2023, outstanding balances under these agreements totaled $6.0 million. These notes were issued with 10-year maturities, will carry interest at a fixed rate of 5.25% through August 6, 2027, and at a variable rate thereafter, payable quarterly. These notes are callable on or after August 6, 2027 and qualify for Tier 2 capital for regulatory purposes.

As a result of the acquisition of Hometown during February 2023, the Company acquired all of the common securities of Hometown’s wholly-owned subsidiaries, Hometown Bancorp, Ltd. Capital Trust I (“Trust I”) and Hometown Bancorp, Ltd. Capital Trust II (“Trust II”). The Company also assumed adjustable rate junior subordinated debentures issued to these trusts. The junior subordinated debentures issued to Trust I and Trust II total $4.1 and $8.2 million, respectively, carry interest at floating rates resetting on each quarterly payment date, and are due on January 7, 2034 and December 15, 2036, respectively. Both junior subordinated debentures are redeemable by the Company, subject to prior approval by the Federal Reserve Bank, on any quarterly payment date. The junior subordinated debentures represent the sole asset of Trust I and Trust II. The trusts are not included in the consolidated financial statements. The net effect of all agreements assumed with respect to Trust I and Trust II is that the Company, through payments on its debentures, is liable for the distributions and other payments required on the trusts’ preferred securities. Trust I and Trust II also provide the Company with $12.0 million in Tier 1 capital for regulatory capital purposes. Interest on all debentures is current. Applicable discounts (initially recorded to carry the acquired debentures at their then estimated fair value) are being accreted to interest expense over the remaining life of the debentures, and total $1.4 million at September 30, 2023.

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

Securities available for sale consist of U.S. treasury securities, obligations of states and political subdivision, mortgage-backed securities, and corporate notes. Securities classified as available for sale, which management has the intent and ability to hold for an indefinite period of time, but not necessarily to maturity, are carried at fair value, with unrealized gains and losses, net of related deferred income taxes, included in stockholders’ equity as a separate component of other comprehensive income. The fair value of securities available for sale totaled $179.0 million and included no gross unrealized gains and gross unrealized losses of $26.6 million at September 30, 2023. At December 31, 2022, the fair value of securities available for sale totaled $304.6 million and included gross unrealized gains of $0.5 million and gross unrealized losses of $21.8 million.

Securities classified as held to maturity consist of U.S. treasury securities and obligations of states and political subdivisions. These securities, which management has the intent and ability to hold to maturity, are reported at amortized cost. Securities held to maturity totaled $77.2 million at September 30, 2023 and $45.1 million at December 31, 2022.

The Company had recognized net losses on sales of securities of $75,000 during the nine months ended September 30, 2023. There were no sales of securities during the nine months ended September 30, 2022.

The following tables set forth the composition and maturities of investment securities as of September 30, 2023 and December 31, 2022. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

			After One, But		After Five, But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
At September 30, 2023	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)

	(dollars in thousands)
Available for sale securities
U.S. Treasury securities	$—	—%	$19,812	1.3%	$29,847	1.5%	$—	—%	$49,659	1.4%
Obligations of U.S. Government sponsored agencies	972	5.2%	1,456	5.1%	16,393	2.3%	13,067	2.4%	31,888	2.5%
Obligations of states and political subdivisions	—	—%	9,791	4.1%	14,536	3.5%	39,614	2.8%	63,941	3.1%
Mortgage-backed securities	4	4.4%	12,114	3.0%	12,449	4.1%	14,125	3.7%	38,692	3.6%
Corporate notes	4,992	3.3%	—	—%	14,070	3.6%	1,620	6.6%	20,682	3.8%
Certificates of deposit	740	1.2%	—	—%	—	—%	—	—%	740	1.2%
Total available for sale securities	$6,708	3.3%	$43,173	2.5%	$87,295	2.7%	$68,426	3.0%	$205,602	2.8%
Held to maturity securities
U.S. Treasury securities	$14,863	3.4%	$53,938	3.6%	$4,201	4.4%	$—	—	$73,002	3.6%
Obligations of states and political subdivisions	956	2.8%	2,325	2.6%	871	3.1%	—	—%	4,152	2.8%
Total held to maturity securities	$15,819	3.3%	$56,263	3.5%	$5,072	4.2%	$—	—%	$77,154	3.5%
Total	$22,527	3.3%	$99,436	3.1%	$92,367	2.8%	$68,426	3.0%	$282,756	3.0%

			After One, But		After Five, But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
At December 31, 2022	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)

	(dollars in thousands)
Available for sale securities
U.S. Treasury securities	$99,991	1.2%	$9,857	1.2%	$39,766	1.5%	$—	—%	149,614	1.3%
Obligations of U.S. Government sponsored agencies	—	—%	—	—%	12,846	1.5%	12,089	1.9%	24,935	1.7%
Obligations of states and political subdivisions	3,927	3.0%	5,541	3.6%	24,338	3.5%	56,895	3.0%	90,701	3.2%
Mortgage-backed securities	3,358	2.4%	9,829	2.9%	12,608	3.2%	12,906	3.4%	38,701	3.1%
Corporate notes	—	—%	4,983	3.3%	14,674	3.6%	1,348	8.6%	21,005	3.8%
Certificates of deposit	503	1.1%	501	1.2%	—	—%	—	—%	1,004	1.2%
Total available for sale securities	$107,779	1.3%	$30,711	2.5%	$104,232	2.5%	$83,238	3.0%	$325,960	2.2%
Held to maturity securities
U.S. Treasury securities	$—	—%	$35,772	2.7%	$4,130	3.6%	$—	—%	39,902	2.9%
Obligations of states and political subdivisions	389	3.2%	3,935	2.6%	871	3.1%	—	—%	5,195	2.7%
Total held to maturity securities	$389	3.2%	$39,707	2.7%	$5,001	4.2%	$—	—%	$45,097	2.9%
Total	$108,168	1.3%	$70,418	2.6%	$109,233	2.6%	$83,238	3.0%	$371,057	2.3%
(1)	Weighted Average Yield is shown on a fully taxable equivalent basis using a federal tax rate of 21%.

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

As of September 30, 2023 and December 31, 2022, no allowance for credit losses on securities AFS was recognized. The Company does not consider its securities AFS with unrealized losses to be attributable to credit-related factors, as the unrealized losses in each category have occurred as a result of changes in noncredit-related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. Furthermore, as of September 30, 2023, the Company did not have the intent to sell any of these securities AFS and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost.

Furthermore, the Company does not believe there are any expected credit losses in its HTM securities portfolio at September 30, 2023 or December 31, 2022. All U.S. Treasury securities have the full faith and credit backing of the United States government and the amount of obligations of states and political subdivisions in an unrealized loss position is immaterial to the financial statements.

As of September 30, 2023, 297 debt securities had gross unrealized losses, with an aggregate depreciation of 10.2% from our amortized cost basis. The largest unrealized loss percentage of any single security was 32.7% (or $0.7 million) of its amortized cost. The largest unrealized dollar loss of any security was $1.8 million (or 18.5%).

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

Our liquidity is maintained through our investment portfolio, deposits, borrowings from the FHLB, and lines available from correspondent banks. Our highest priority is placed on growing noninterest bearing deposits through strong community involvement in the markets that we serve. Borrowings and brokered deposits are considered short-term supplements to our overall liquidity but are not intended to be relied upon for long-term needs. The Company currently has $1.76 billion in availability between borrowings and brokered deposits for future funding if liquidity needs were to develop. We believe that our present position is adequate to meet our current and future liquidity needs, and management knows of no trend or event that will have a material impact on the Company’s ability to maintain liquidity at satisfactory levels.

Capital Adequacy. Total stockholders’ equity was $577.3 million at September 30, 2023 compared to $453.1 million at December 31, 2022.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, requires the federal bank regulatory agencies to take “prompt corrective action” regarding depository institutions that do not meet minimum capital requirements. FDICIA establishes five regulatory capital tiers: “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized”. A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. The FDICIA imposes progressively more restrictive restraints on operations, management and capital distributions, depending on the category in which an institution is classified. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions may not accept brokered deposits absent a waiver from the FDIC, are subject to growth limitations and are required to submit capital restoration plans for regulatory approval. A depository institution’s holding company must guarantee any required capital restoration plan, up to an amount equal to the lesser of 5 percent of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. Federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. All of the federal bank regulatory agencies have adopted regulations establishing relevant capital measures and relevant capital levels for federally insured depository institutions. The Bank was well capitalized at September 30, 2023, and brokered deposits are not restricted.

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

As a result of the Economic Growth Act, the federal banking agencies were required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s Tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under prompt corrective action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluation whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies set the minimum capital for the new Community Bank Leverage Ratio at 9%. The Bank does not intend to opt into the Community Bank Leverage Ratio Framework.

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

Federal banking regulators have issued risk-based capital guidelines, which assign risk factors to asset categories and off-balance-sheet items. The following table reflects capital ratios computed utilizing the implemented Basel III regulatory capital framework discussed above:

					Minimum Capital Required		Minimum To Be Well-
			Minimum Capital		for Capital Adequacy Plus		Capitalized Under prompt
			Required for Capital		Capital Conservation Buffer		corrective Action
	Actual		Adequacy		Basel III Phase-In Schedule		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
At September 30, 2023
Bank First Corporation:
Total capital (to risk-weighted assets)	$469,931	13.0%	$289,759	8.0%	$380,309	10.5%	N/A	N/A
Tier I capital (to risk-weighted assets)	412,915	11.4%	217,319	6.0%	307,869	8.5%	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	400,915	11.1%	162,989	4.5%	253,539	7.0%	N/A	N/A
Tier I capital (to average assets)	412,915	10.6%	156,440	4.0%	156,440	4.0%	N/A	N/A
Bank First, N.A:
Total capital (to risk-weighted assets)	$432,259	11.9%	$289,528	8.0%	$380,005	10.5%	$361,909	10.0%
Tier I capital (to risk-weighted assets)	398,743	11.0%	217,146	6.0%	307,623	8.5%	289,528	8.0%
Common equity tier I capital (to risk-weighted assets)	398,743	11.0%	162,859	4.5%	253,337	7.0%	235,241	6.5%
Tier I capital (to average assets)	398,743	10.2%	156,313	4.0%	156,313	4.0%	195,391	5.0%
At December 31, 2022
Bank First Corporation:
Total capital (to risk-weighted assets)	$387,814	12.2%	$253,689	8.0%	$332,967	10.5%	N/A	N/A
Tier I capital (to risk-weighted assets)	341,634	10.8%	190,627	6.0%	269,545	8.5%	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	341,634	10.8%	142,700	4.5%	221,978	7.0%	N/A	N/A
Tier I capital (to average assets)	341,634	9.7%	140,992	4.0%	140,992	4.0%	N/A	N/A
Bank First, N.A:
Total capital (to risk-weighted assets)	$372,312	11.8%	$253,504	8.0%	$332,724	10.5%	$316,880	10.0%
Tier I capital (to risk-weighted assets)	349,632	11.0%	190,128	6.0%	269,348	8.5%	253,504	8.0%
Common equity tier I capital (to risk-weighted assets)	349,632	11.0%	142,596	4.5%	221,816	7.0%	205,972	6.5%
Tier I capital (to average assets)	349,632	9.9%	140,887	4.0%	140,887	4.0%	176,108	5.0%

As previously mentioned, the Company carried $23.5 million of subordinated debt as of September 30, 2023 and December 31, 2022, and $11.0 million in junior subordinated debentures as of September 30, 2023, all of which is included in total capital for the Company in the tables above.

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

Loan commitments and standby and direct pay letters of credit do not necessarily represent our future cash requirements because while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. Our off-balance sheet arrangements at the dates indicated were as follows:

	Amounts of Commitments Expiring - By Period as of September 30, 2023
		Less Than One	One to Three	Three to Five
Other Commitments	Total	Year	Years	Years	After Five Years

	(dollars in thousands)
Unused lines of credit	$794,457	$361,398	$131,459	$81,687	$219,913
Standby and direct pay letters of credit	10,537	8,368	1,391	595	183
Credit card arrangements	20,213	—	—	—	20,213
Total commitments	$825,207	$369,766	$132,850	$82,282	$240,309

	Amounts of Commitments Expiring - By Period as of December 31, 2022
		Less Than	One to	Three to	After Five
Other Commitments	Total	One Year	Three Years	Five Years	Years

	(dollars in thousands)
Unused lines of credit	$660,564	$299,202	$91,567	$52,037	$217,758
Standby and direct pay letters of credit	10,343	8,023	1,415	722	183
Credit card arrangements	17,364	—	—	—	17,364
Total commitments	$688,271	$307,225	$92,982	$52,759	$235,305

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

As of September 30, 2023:

Change in Interest Rates	Percentage Change in
(in Basis Points)	Net Interest Income
+400	(5.0)%
+300	(3.7)%
+200	(2.5)%
+100	(1.3)%
-100	1.2%

As of December 31, 2022:

Change in Interest Rates	Percentage Change in
(in Basis Points)	Net Interest Income
+400	3.6%
+300	2.7%
+200	2.1%
+100	1.5%
-100	(4.4)%

Economic Value of Equity Analysis. We also analyze the sensitivity of the Company’s financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between estimated changes in the present value of the Company’s assets and estimated changes in the present value of the Company’s liabilities assuming various changes in current interest rates. The Company’s economic value of equity analysis as of September 30, 2023 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Company would experience a 2.94% increase in the economic value of equity. At the same date, our analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, the Company would experience a 1.50% decrease in the economic value of equity. The estimates of changes in the economic value of our equity require us to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on the economic value of our equity. Although our economic value of equity analysis provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of our equity and will differ from actual results.

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

Changes in Internal Control Over Financial Reporting

No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

We are a party to various litigation in the normal course of business. Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on our financial position, results of operations or liquidity.

ITEM 1A.     RISK FACTORS

Additional information regarding risk factors appears in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements” of this Form 10-Q and in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes during the quarterly period ended September 30, 2023 to the risk factors previously disclosed in the Company’s Annual Report.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.
(b)	None.
(c)	Issuer Purchases of Equity Securities

On April 18, 2023, the Company reactivated its share repurchase program, pursuant to which the Company may repurchase up to $26 million of its common stock, par value $0.01 per share, for a period of one (1) year, ending on April 17, 2024. The program was announced in a Current Report on Form 8-K on April 19, 2023. The table below sets forth information regarding repurchases of our common stock during the third quarter of 2023 under that program as well as pursuant to the 2020 Equity Plan and other repurchases.

			Total Number	Maximum Number
			of Shares Repurchased as	of Shares
			Part of	that May Yet Be
	Total Number of Shares	Average Price Paid per	Publicly Announced	Purchased Under the
(in thousands, except per share data)	Repurchased	Share(1)	Plans or Programs	Plans or Programs(2)
July 2023	—	$—	—	294,014
August 2023	—	—	—	294,014
September 2023	11,057	77.15	11,057	282,957
Total	11,057	$77.15	11,057	282,957
(1)	The average price paid per share is calculated on a trade date basis for all open market transactions and excludes commissions and other transaction expenses.
(2)	Based on the closing per share price as of September 30, 2023 ($77.15).

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

BANK FIRST CORPORATION

DATE:	November 9, 2023	BY:	/s/Kevin M. LeMahieu
Kevin M. LeMahieu
Chief Financial Officer
(Principal Financial and Accounting Officer)