Form 10-K
period 2023-12-31
Bank First Corp
filed 2024-02-29
CIK 1746109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ⌧

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

As of June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s common stock held by non-affiliates of the registrant was $815 million, based on the closing sales price of $83.20 per share as reported on the Nasdaq Capital Market.

As of February 29, 2024, 10,141,926 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information required by Part III of this Annual Report are incorporated by reference from the Registrant’s definitive Proxy Statement for the 2024 annual meeting of shareholders to be filed with Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report.

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

These forward-looking statements are not historical facts, and are based upon current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. The inclusion of these forward-looking statements should not be regarded as a representation by us or any other person that such expectations, estimates and projections will be achieved. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict and that are beyond our control. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date of this Annual Report, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

●	the impact of current and future economic and market conditions generally (including seasonality) and in the financial services industry, nationally and within our primary market areas (particularly Wisconsin), including the effects of inflationary pressures, changes in interest rates, slowdowns in economic growth, and the potential for high unemployment rates, as well as the financial stress on borrowers and changes to customer and client behavior (including the velocity and levels of deposit withdrawals and loan repayment) and credit risk as a result of the foregoing;
●	the risks of changes in interest rates on the level and composition of deposits (as well as the cost of, and competition for, deposits), loan demand, liquidity and the values of loan collateral, securities and market fluctuations, and interest rate sensitive assets and liabilities;
●	the risk that our cost of funding could increase in the event we are unable to continue to attract stable and cost-efficient deposits;
●	prolonged periods of high inflation and their effects on our business, profitability, and our stock price;
●	concentration of our loan portfolio in real estate loans and changes in the prices, values and sales volumes of commercial and residential real estate;
●	weakness in the real estate market, including the secondary residential mortgage market, which can affect, among other things, the value of collateral securing mortgage loans, mortgage loan originations and delinquencies, profits on sales of mortgage loans, and the value of mortgage servicing rights;
●	the concentration of our business within our geographic areas of operation in Wisconsin;
●	governmental monetary and fiscal policies, including interest rate policies of the Board of Governors of the Federal Reserve, as well as legislative, tax and regulatory changes, including those that impact the money supply and inflation and the possibility that the U.S. could default on its debt obligations;

●	the risk that a future economic downturn and contraction could have a material adverse effect on our capital, financial condition, credit quality, results of operations and future growth;
●	the credit risks of lending activities, including our ability to estimate credit losses and the allowance for credit losses, as well as the effects of changes in the level of, and trends in, loan delinquencies and write-offs;
●	the risk that our asset quality may deteriorate or that our allowance for credit losses may prove to be inadequate or may be negatively affected by credit risk exposures;
●	disruptions to the credit and financial markets, either nationally or globally;
●	increased competition in the banking and mortgage banking industry, nationally, regionally or locally, including competition from nontraditional banking institutions such as Fintechs;
●	our ability to realize the expected benefits from our strategic initiatives or other operational and execution goals in the time period expected, which could negatively affect our future profitability;
●	our ability to maintain our operating efficiency;
●	failure to keep pace with technological change or difficulties when implementing new technologies;
●	our ability to attract and maintain business banking relationships with well-qualified businesses, real estate developers and investors with proven track records in our market areas;
●	our ability to attract sufficient loans that meet prudent credit standards, including in our commercial and industrial and owner-occupied commercial real estate loan categories;
●	our ability to comply with applicable capital and liquidity requirements, including our ability to generate liquidity internally or raise capital on favorable terms, including continued access to the debt and equity capital markets;
●	our inability to receive dividends from our bank subsidiary and to service debt, pay dividends to our common shareholders, repurchase our shares of common stock and satisfy obligations as they become due;
●	restrictions or limitations on access to funds from historical and alternative sources of liquidity could adversely affect our overall liquidity, which could restrict our ability to make payments on our obligations and our ability to support asset growth and sustain our operations and the operations of the Bank;
●	inability of our risk management framework to effectively mitigate credit risk, interest rate risk, liquidity risk, price risk, compliance risk, cybersecurity risk, operational risk, strategic risk and reputational risk, including by virtue of our relationships with third-party business partners and other service providers;
●	our business relationships with, and reliance upon, third parties that have strategic partnerships with us or that provide key components of our business infrastructure, including the costs of services and products provided to us by third parties, and disruptions in service or financial difficulties with a third-party vendor or business relationship;
●	our ability to oversee the performance of third-party service providers that provide material services to our business;
●	our ability to maintain expenses in line with current projections;
●	our dependence on our management team and our ability to motivate and retain our management team;
●	our ability to attract and retain qualified employees;
●	we may not be able to identify suitable bank and non-bank acquisition opportunities as part of our growth strategy and even if we are able to identify attractive acquisition opportunities, we may not be able to complete such transactions on favorable terms or realize the anticipated benefits from such acquisitions;
●	the risk that the regulatory environment may not be conducive to, or may prohibit the consummation of, future mergers and/or business combinations, may increase the length of time and amount of resources required to consummate such transactions, and the potential to reduce anticipated benefits from such mergers or combinations;
●	system failures, data security breaches, including as a result of cyberattacks, or failures to prevent breaches of our network security;

●	data processing system failures and errors;
●	fraudulent and negligent acts by our clients, employees or vendors;
●	our financial reporting controls and procedures’ ability to prevent or detect all errors or fraud;
●	our ability to identify and address potential cybersecurity risks, including data security breaches, credential stuffing, malware, “denial-of-service” attacks, “hacking” and identify theft, a failure of which could disrupt our business and result in the disclosure of and/or misuse or misappropriation of confidential or proprietary information, disruption or damage to our systems, increased costs, losses, or adverse effects to our reputation;
●	our current and future information technology system enhancements and operational initiatives may not be successfully implemented, which could negatively impact our operations;
●	we may be required to make substantial expenditures to keep pace with regulatory initiatives and the rapid technological changes in the financial services industry;
●	fluctuations in the market value and its impact on our stock price and the securities held in our securities portfolio;
●	the adequacy of our reserves and the appropriateness of our methodology for calculating such reserves;
●	increased credit losses or impairment of goodwill and other intangibles;
●	the makeup of our asset mix and investments;
●	our focus on small and mid-sized businesses;
●	the institution and outcome of litigation and other legal proceeding against us or to which we become subject;
●	changes in our accounting standards;
●	the impact of recent and future legislative and regulatory changes;
●	examinations by our regulatory authorities;
●	changes in the scope and cost of Federal Deposit Insurance Corporation (“FDIC”) insurance and other coverage;
●	political instability, acts of God, or of war or terrorism, natural disasters, including in the Company’s footprint, health emergencies, epidemics or pandemics, or other catastrophic events that may affect general economic conditions;
●	risks related to environmental, social and governance (“ESG”) strategies and initiatives, the scope and pace of which could alter Bank First’s reputation and shareholder, associate, customer and third-party affiliations;
●	the impact of recent adverse developments in the banking industry, highlighted by high-profile bank failures, on customer confidence, liquidity and regulatory responses to these developments (including increases in the cost of our deposit insurance assessments and increased regulatory scrutiny), the Company's ability to effectively manage its liquidity risk and any growth plans, and the availability of capital and funding; and
●	other factors and risks described under the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections herein.

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

PART I

ITEM 1. BUSINESS

General Overview

Bank First Corporation is a Wisconsin corporation that was organized in April 1982 to serve as the holding company for Bank First, N.A., a national banking association founded in 1894. The Bank is a wholly-owned subsidiary of the Company. The Company and the Bank are headquartered in Manitowoc, Wisconsin, and the Bank is a member of the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and regulated by the Office of the Comptroller of the Currency (the “OCC”). The Bank has twenty-six (26) offices, including its headquarters, in Brown, Columbia, Dane, Fond du Lac, Jefferson, Manitowoc, Monroe, Outagamie, Ozaukee, Shawano, Sheboygan, Waupaca, Waushara, and Winnebago counties in the State of Wisconsin. We serve businesses, professionals and consumers with a wide variety of financial services, including retail and commercial banking. Some of the products that we offer include checking accounts, savings accounts, money market accounts, cash management accounts, certificates of deposit, commercial and industrial loans, commercial real estate loans, construction and development loans, residential mortgages, consumer loans, credit cards, online banking, telephone banking and mobile banking.

The Bank has three subsidiaries: Bank First Investments, Inc., TVG Holdings, Inc. (“TVG”) and BFC Title, LLC. Bank First Investments, Inc. is a Wisconsin corporation organized in 2011, and is wholly-owned by the Bank. Bank First Investments, Inc.’s purpose is to provide investment and safekeeping services to the Bank. TVG is a Wisconsin corporation organized in 2009. It is a wholly-owned subsidiary of the Bank, and its purpose is to hold the Bank’s 40% ownership interest in Ansay & Associates, LLC (“Ansay”). Ansay is one of the nation’s largest independent insurance providers, and the Bank’s minority ownership of Ansay allows the Bank to provide diversified services to our customers without the risk and expense of an in-house insurance department. BFC Title, LLC is a Wisconsin limited liability company organized in 2020. It is a wholly-owned subsidiary of the Bank, and its purpose is to hold the Bank’s 5.88% ownership interest in Generations Title, LLC, a Wisconsin title company.

As of December 31, 2023, we had total consolidated assets of $4.22 billion, total loans of $3.34 billion, total deposits of $3.43 billion and total stockholders’ equity of $619.8 million. The Bank employed approximately 379 full-time equivalent employees (“FTE”), and had an average assets-to-FTE ratio of approximately $10.7 million for the year ended December 31, 2023. For more information, see the Bank’s website at www.bankfirst.com.

Recent acquisition

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

The Company accounts for these transactions under the acquisition method of accounting, and thus, the financial position and results of operations of acquired institutions prior to the consummation date are not included in the accompanying consolidated financial statements. The acquisition method of accounting requires assets purchased and liabilities assumed to be recorded at their respective fair values at the date of acquisition. The Company determines the fair value of core deposit intangibles, securities, premises and equipment, loans, other assets and liabilities, deposits and borrowings with the assistance of third-party valuations, appraisals, and third-party advisors. The estimated fair values are subject to refinement for up to one year after deal consummation as additional information becomes available relative to the closing date fair values.

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

Market Area

Bank First is a full-service community bank, offering business and retail products and services in communities throughout Wisconsin. Our branches are located in Brown, Jefferson, Manitowoc, Monroe, Outagamie, Ozaukee, Shawano, Sheboygan, Waupaca, and Winnebago counties. With the closing of the merger with Hometown on February 10, 2023, we also entered Columbia, Dane, Fond du Lac, and Waushara counties. Our main office is located at 402 N. 8th Street, Manitowoc, Wisconsin. Based on the deposit market share reports published by the FDIC on June 30, 2023, Bank First ranked in the top three of market share in six of the fourteen counties in which its branches are located.

The fourteen counties in which the Bank has offices have an estimated aggregate population of 1,894,606, based on 2020 U.S. Census data, and total deposits of approximately $60.4 billion as of June 30, 2023, according to the most recent data published by the FDIC.

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

Our Business

General

We emphasize a range of lending services, including commercial and residential real estate loans, construction and development loans, commercial and industrial loans, and consumer loans. Our customers are generally individuals, small to medium-sized businesses and professional firms that are located in or conduct a substantial portion of their business in our market areas. At December 31, 2023, we had total loans receivable of $3.34 billion, representing approximately 79.3% of our total assets. As of December 31, 2023, we had 26 nonaccrual loans totaling approximately $5.7 million, or 0.2% of total loans. For additional discussion related to nonperforming loans, see the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section as well as the notes to the consolidated financial statements.

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

Credit Administration and Loan Review

Our loan review consists of both commercial and retail review where loan files are reviewed and risk ratings are validated. Both are fully outsourced to a firm that specializes in file review and risk rating. Our policy for reviewing commercial credit files consisted of selecting a percentage of specific files on an annual basis as defined in our loan review plan, and reviewing them for risk rating and policy compliance. Our goal is to review every commercial relationship of $500,000 or more at least once in a five-year period. Our retail review consists of selecting a percentage of specific files on an annual basis, and reviewing them for policy compliance. Results of completed loan reviews are disclosed in writing, along with management responses, to the Directors Loan Committee.

Lending Limits

Our lending activities are subject to a variety of lending limits imposed by federal law. In general, the Bank is subject to a base legal limit on loans to a single borrower equal to 15% of the Bank’s capital and unimpaired surplus, plus an additional 10 percent of the Bank’s capital and surplus, if the amount that exceeds the 15 percent general limit is fully secured by readily marketable collateral. This legal lending limit will increase or decrease as the Bank’s level of capital increases or decreases. In addition to the legal lending, management and the board of directors have established a more conservative, internal lending limit. The Bank’s legal and internal lending limits are a safety and soundness measure intended to prevent one person or a relatively small and economically related group of persons from borrowing an unduly large amount of the Bank’s funds. It is also intended to safeguard the Bank’s depositors by diversifying the risk of credit losses among a relatively large number of creditworthy borrowers engaged in various types of businesses. Based upon the capitalization of the Bank at December 31, 2023, the Bank’s base legal lending limit was $66.9 million and the Bank’s internal lending limit was $53.6 million. Our board of directors will adjust the internal lending limit as deemed necessary to continue to mitigate risk and serve the Bank’s clients. We are also able to sell participations in our larger loans to other financial institutions, which allows us to manage the risk involved in these loans and to meet the lending needs of our clients requiring extensions of credit in excess of these limits.

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

As of December 31, 2023, loans secured by real estate made up approximately $2.59 billion, or 77.4%, of our loan portfolio. These loans generally will fall into one of two categories:

●	Commercial Real Estate. Commercial real estate loans generally have terms of 10 years or less, although payments may be structured on a longer amortization basis. We evaluate each borrower on an individual basis and attempt to determine their business risks and credit profile. We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied industrial, office, and retail buildings where the loan-to-value ratio, established by independent appraisals, does not generally exceed 85% of cost or appraised value. We also generally require that a borrower’s cash flow exceed 110% of monthly debt service obligations. In order to ensure secondary sources of payment and liquidity to support a loan request, we typically review all of the personal financial statements of the principal owners and require their personal guaranties. Commercial real estate loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the property to service the debt. Because our loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our levels of nonperforming assets.

As of December 31, 2023, commercial real estate loans made up approximately $1.70 billion or 50.8% of our loan portfolio.
●	Residential Mortgage Loans and Home Equity Loans. We originate and hold short-term and long-term first mortgages and traditional second mortgage residential real estate loans. Generally, we limit the loan-to-value ratio on our residential real estate loans to 90%. We offer fixed and adjustable rate residential real estate loans with terms of up to 30 years. We also offer a variety of lot loan options to consumers to purchase the lot on which they intend build their home. We also offer traditional home equity loans and lines of credit. Our underwriting criteria for, and the risks associated with, home equity loans and lines of credit are generally the same as those for first mortgage loans. Home equity loans typically have terms of 20 years or less. We generally limit the extension of credit to 90% of the available equity of each property. As of December 31, 2023, residential mortgage loans and home equity loans made up approximately $888.6 million or 26.6% of our loan portfolio.

Commercial and Industrial Loans

We have significant expertise in small to middle market commercial and industrial lending. Our success is the result of our product and market expertise, and our focus on delivering high-quality, customized and quick turnaround service for our clients due to our focus on maintaining an appropriate balance between prudent, disciplined underwriting, on the one hand, and flexibility in our decision making and responsiveness to our clients, on the other hand, which has allowed us to grow our commercial and industrial loan portfolio while maintaining strong asset quality. As of December 31, 2023, commercial and industrial loans made up approximately $487.9 million or 14.6% of our loan portfolio.

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

We attempt to reduce risk associated with construction and development loans by obtaining personal guaranties and by keeping the maximum loan-to-value ratio at or below 85% of the lesser of cost or appraised value, depending on the project type. Generally, we do not have interest reserves built into loan commitments but require periodic cash payments for interest from the borrower’s cash flow. As of December 31, 2023, construction and development loans made up approximately $200.8 million or 6.0% of our loan portfolio.

Consumer Loans

We make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit. Consumer loans are underwritten based on the borrower’s income, current debt level, past credit history, and the availability and value of collateral. Consumer rates are both fixed and variable, with negotiable terms. Our installment loans typically amortize over periods up to seven years. Although we typically require monthly principal and interest payments on our loan products, we will offer consumer loans at interest only with a single maturity date when a specific source of repayment is available. Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value than real estate.  As of December 31, 2023, consumer loans made up approximately $51.0 million or 1.5% of our loan portfolio.

Mortgage Banking Activities

Our mortgage banking operations include correspondent or secondary market lending, and in-house mortgage lending (included in residential mortgage and home equity loan totals above). We conduct secondary market lending through Fannie Mae, Federal Home Loan Bank of Chicago, U.S. Dept. of Agriculture, the Federal Housing Administration, and the Wisconsin Housing and Economic Development Authority. We also offer a number of in-house mortgage products, including adjustable rate mortgages at one, three, five, seven, ten, and fifteen years, and fixed rate mortgages at up to thirty years. We also offer an eleven-month construction loan, a construction to permanent loan, and a twelve-month bridge loan.

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

Our investment policy is reviewed annually by our board of directors. Overall investment goals are established by our board, CEO, and members of our Asset Liability Management Committee (“ALCO”). Our board of directors has delegated the responsibility of monitoring our investment activities to our ALCO. Day-to-day activities pertaining to the securities portfolio are conducted under the supervision of our CEO and CFO. We actively monitor our investments on an ongoing basis to identify any material changes in the securities. We also review our securities for potential credit deterioration at least quarterly.

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

We believe employees to be our greatest asset and that our future success depends on our ability to attract, retain and develop employees. Professional development is a key priority, which is facilitated through our many corporate development initiatives including extensive training programs, corporate mentoring, leadership programs, and educational reimbursement.

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

Bank First currently has approximately 379 FTEs. As of December 31, 2023, approximately 73% of our employees self-identified as female and approximately 5% self-identified as people of color. Twenty-seven percent (27%) of our Board members and 46% of our Senior Management team identify as female. One of our strategic goals is to increase the diversity of our Board in the coming year. None of our employees are represented by any collective bargaining unit or is a party to a collective bargaining agreement. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.

General Corporate Information

Our principal executive offices are located at 402 N. 8th Street, Manitowoc, Wisconsin 54220, and our telephone number at that address is (920) 652-3100. Additional information can be found on our website: www.bankfirst.com. The information contained on our website is not incorporated in this document by reference.

Public Information

Persons interested in obtaining information on the Company may read and copy any materials that we file with the U.S. Securities and Exchange Commission ("SEC"). The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. We make available, free of charge, on or through our website, www.bankfirst.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and amendments to such filings, as soon as reasonably practicable after each is electronically filed with, or furnished to, the SEC.

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

Governance and Financial Reporting Obligations. We are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the SEC, the Public Company Accounting Oversight Board (“PCAOB”), and Nasdaq. In particular, we are required to include management and independent registered public accounting firm reports on internal controls as part of our Annual Report on Form 10- K in order to comply with Section 404 of the Sarbanes-Oxley Act. We have evaluated our controls, including compliance with the SEC rules on internal controls, and have and expect to continue to spend significant amounts of time and money on compliance with these rules. Our failure to comply with these internal control rules may materially adversely affect our reputation, ability to obtain the necessary certifications to financial statements, and the values of our securities. The assessments of our financial reporting controls as of December 31, 2023 are included in this report under “Item 9A. Controls and Procedures.”

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

Incentive Compensation.   The Dodd-Frank Act required the banking agencies and the SEC to establish joint rules or guidelines for financial institutions with more than $1 billion in assets, such as us and the Bank, which prohibit incentive compensation arrangements that the agencies determine to encourage inappropriate risks by the institution. The banking agencies issued proposed rules in 2011 and previously issued guidance on sound incentive compensation policies. In 2016, the Federal Reserve and the OCC also proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2023, these rules have not been implemented. We and the Bank have undertaken efforts to ensure that our incentive compensation plans do not encourage inappropriate risks, consistent with three key principles— that incentive compensation arrangements should appropriately balance risk and financial rewards, be compatible with effective controls and risk management, and be supported by strong corporate governance.

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

Failure to be well-capitalized or to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on our operations or financial condition. For example, only a well-capitalized depository institution may accept brokered deposits without prior regulatory approval. Failure to be well-capitalized or to meet minimum capital requirements could also result in restrictions on the Bank’s ability to pay dividends or otherwise distribute capital or to receive regulatory approval of applications or other restrictions on its growth. The Bank was well capitalized at December 31, 2023, and brokered deposits are not restricted.

In 2023, the Company and Bank’s regulatory capital ratios were above the applicable well-capitalized standards and met the then-applicable capital conservation buffer. Based on current estimates, we believe that the Company and Bank will continue to exceed all applicable well-capitalized regulatory capital requirements and the capital conservation buffer in 2024.

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

On December 21, 2018, federal banking agencies issued a joint final rule to revise their regulatory capital rules to (i) address the upcoming implementation of the “current expected credit losses” (“CECL”) accounting standard under GAAP; (ii) provide an optional three-year phase-in period for the day-one adverse regulatory capital effects that banking organizations are expected to experience upon adopting CECL; and (iii) require the use of CECL in stress tests beginning with the 2020 capital planning and stress testing cycle for certain banking organizations. For more information regarding Accounting Standards Update No. 2016-13, which introduced CECL as the methodology to replace the current “incurred loss” methodology for financial assets measured at amortized cost, and changed the approaches for recognizing and recording credit losses on available-for-sale debt securities and purchased credit impaired financial assets, including the required implementation date for the Company, see the notes to the Company’s consolidated financial statements for the year ended December 31, 2023.

Payment of Dividends

We are a legal entity separate and distinct from the Bank and our other subsidiaries. Our primary source of cash, other than securities offerings, is dividends from the Bank. The prior approval of the OCC is required if the total of all dividends declared by a national bank (such as the Bank) in any calendar year will exceed the sum of such bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits any national bank from paying dividends that would be greater than such bank’s undivided profits after deducting statutory bad debts in excess of such bank’s allowance for possible credit losses.

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

In addition, as discussed in more detail below, the Bank and any other of our subsidiaries that offer consumer financial products and services are subject to regulation and potential supervision by the Consumer Financial Protection Bureau (“CFPB”). Authority to supervise and examine the Company and the Bank for compliance with federal consumer laws remains largely with the Federal Reserve and the OCC, respectively. However, the CFPB may participate in examinations on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary regulators. The CFPB also may participate in examinations of our other direct or indirect subsidiaries that offer consumer financial products or services. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB, and state attorneys general are permitted to enforce certain federal consumer financial protection rules adopted by the CFPB. As the Company and the Bank each had less than $10 billion in consolidated assets in 2023, they are not subject to the routine supervision of the CFPB, but this may change in the future as the Company and the Bank grow.

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

Reserves.   Historically, Federal Reserve rules required depository institutions, such as the Bank, to maintain reserves against their transaction accounts, primarily interest bearing and noninterest-bearing checking accounts. The Federal Reserve announced that reserve requirement ratios were reduced to zero percent effective March 26, 2020. This action eliminated reserve requirements for all depository institutions.

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

In October of 2022, the FDIC adopted a final rule to increase the initial base deposit insurance assessment rate by 2 basis points, applicable to all insured depository institutions, which began with the first quarterly assessment period in 2023 and will remain in effect until the level of the DIF reserve ratios to insured deposits meets the FDIC's long-term goals.

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

Bank regulators routinely examine institutions for compliance with these anti-money laundering obligations and recently have been active in imposing “cease-and-desist” and other regulatory orders and money penalty sanctions against institutions found to be in violation of these requirements. Sanctions for violations of the Act can be imposed in an amount equal to twice the sum involved in the violating transaction, up to $1 million. On January 1, 2021, Congress passed federal legislation that made sweeping changes to federal anti-money laundering laws, subject to pending implementation by regulatory rulemaking. Most recently, on June 30, 2021, FinCEN published the first set of “national AML priorities,” as required by the Bank Secrecy Act, which include, but are not limited to, cybercrime, terrorist financing, fraud, and drug/human trafficking.  FinCEN is required to implement regulations to specify how covered financial institutions, such as the Company, should incorporate these national priorities into their AML programs.  As of December 31, 2023, no such regulations have been proposed.

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

Concentrations in Lending.  During 2006, the federal bank regulatory agencies released guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”) and advised financial institutions of the risks posed by commercial real estate (“CRE”) lending concentrations. The Guidance requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations. Higher allowances for credit losses and capital levels may also be required. The Guidance is triggered when CRE loan concentrations exceed either:

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

Community Reinvestment Act. The Bank is subject to the provisions of the CRA, which imposes a continuing and affirmative obligation, consistent with their safe and sound operation, to help meet the credit needs of entire communities where the Bank accepts deposits, including low- and moderate-income neighborhoods. The OCC’s assessment of the Bank’s CRA record is made available to the public. Further, a less than satisfactory CRA rating will slow, if not preclude, expansion of banking activities. Following the enactment of the Gramm-Leach-Bliley Act (“GLB”), CRA agreements with private parties must be disclosed and annual CRA reports must be made to a bank’s primary federal regulator. Federal CRA regulations require, among other things, that evidence of discrimination against applicants on a prohibited basis, and illegal or abusive lending practices be considered in the CRA evaluation. In May 2020, the OCC issued new final regulations meant to strengthen and modernize the CRA regulations, with an effective date of October 1, 2020. However, on December 14, 2021, the OCC issued a final rule rescinding its 2020 CRA Rule and replacing it with a rule based largely on the prior rules adopted jointly by the federal banking agencies in 1995. The Bank had a rating of “Outstanding” in its most recent CRA evaluation.

On May 5, 2022, the OCC, FRB, and FDIC issued a notice of proposed rulemaking to provide for a coordinated approach to modernize their respective CRA regulations, such that all banks will be subject to the same set of CRA rules. Key elements are expected to include (i) expanding access to credit, investment, and basic banking services in low- and moderate-income communities; (ii) updating CRA assessment areas by including activities associated with online and mobile banking, branchless banking, and hybrid models; and (iii) better tailoring CRA evaluations and data collection requirements by bank size and type. The final rule was released on October 24, 2023, and will take effect on April 1, 2024, with staggered compliance dates of January 1, 2026 and January 1, 2027.

Privacy and Data Security.   The GLB generally prohibits disclosure of consumer information to non-affiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of consumer privacy than the GLB. The GLB also directed federal regulators, including the FDIC and the OCC, to prescribe standards for the security of consumer information. The Bank is subject to such standards, as well as standards for notifying customers in the event of a security breach. Under federal law, the Bank must disclose its privacy policy to consumers, permit customers to opt out of having nonpublic customer information disclosed to third parties in certain circumstances, and allow customers to opt out of receiving marketing solicitations based on information about the customer received from another subsidiary. States may adopt more extensive privacy protections. We are similarly required to have an information security program to safeguard the confidentiality and security of customer information and to ensure proper disposal. Customers must be notified when unauthorized disclosure involves sensitive customer information that may be misused. On November 18, 2021, the federal banking agencies issued a new rule effective in 2022 that requires banks to notify their regulators within 36 hours of a “computer-security incident” that rises to the level of a “notification incident.” On July 26, 2023 the SEC adopted rules requiring registrants such as the Bank to disclose material cybersecurity incidents they experience and to disclose on an annual basis material information regarding their cybersecurity risk management, strategy and governance. See Item 1C for further discussion of the Bank’s processes for assessing, identifying and managing materials risks from cybersecurity threats.

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

Mortgage Regulation.  The CFPB adopted a rule that implements the ability-to-repay and qualified mortgage provisions of the Dodd-Frank Act (the “ATR/QM rule”), which requires lenders to consider, among other things, income, employment status, assets, payment amounts, and credit history before approving a mortgage, and provides a compliance “safe harbor” for lenders that issue certain “qualified mortgages.” The ATR/QM rule defines a “qualified mortgage” to have certain specified characteristics, and generally prohibit loans with negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years from being qualified mortgages. The rule also establishes general underwriting criteria for qualified mortgages, including that monthly payments be calculated based on the highest payment that will apply in the first five years of the loan and that the borrower has a total debt-to-income ratio that is less than or equal to 43%. While “qualified mortgages” will generally be afforded safe harbor status, a rebuttable presumption of compliance with the ability-to-repay requirements will attach to “qualified mortgages” that are “higher priced mortgages” (which are generally subprime loans). In addition, the securitizer of asset-backed securities must retain not less than 5 percent of the credit risk of the assets collateralizing the asset-backed securities, unless subject to an exemption for asset-backed securities that are collateralized exclusively by residential mortgages that qualify as “qualified residential mortgages.”

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

LIBOR: On March 15, 2022, Congress enacted the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) to address references to LIBOR in contracts that (i) are governed by U.S. law; (ii) will not mature before June 30, 2023; and (iii) lack fallback provisions providing for a clearly defined and practicable replacement for LIBOR. On December 16, 2022, the FRB adopted a final rule to implement the LIBOR Act by identifying benchmark rates based on SOFR (Secured Overnight Financing

Rate) that replaced LIBOR in certain financial contracts after June 30, 2023.  The final rule identifies replacement benchmark rates based on SOFR to replace overnight, one-month, three-month, six-month, and 12-month LIBOR in contracts subject to the LIBOR Act.

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

We are operating in an uncertain economic environment. Our business and financial performance are vulnerable to weak economic conditions in the financial markets generally and specifically in the state of Wisconsin, the principal market in which we conduct business. A deterioration in economic conditions in the global and financial markets as well as our primary market areas caused by inflation, recession, pandemics, outbreaks of hostilities or other international or domestic occurrences, unemployment, plant or business closings or downsizing, changes in securities markets or other factors could result in the following consequences, any of which could materially and adversely affect our business: increased loan delinquencies; problem assets and foreclosures; significant write-downs of asset values; lower demand for our products and services; reduced low cost or noninterest-bearing deposits; intangible asset impairment; and collateral for loans made by us, especially real estate, may decline in value, in turn reducing our customers’ ability to repay outstanding loans, and reducing the value of assets and collateral associated with our existing loans. In addition, regulatory scrutiny of the industry has increased and could continue to increase, leading to increased regulation of the industry that could lead to a higher cost of compliance, limit our ability to pursue business opportunities and increase our exposure to litigation or fines.

Additionally, we conduct our banking operations primarily in Wisconsin. As of December 31, 2023, approximately 95.74% of our loans and approximately 97.81% of our deposits were made to borrowers or received from depositors who live and/or primarily conduct business in Wisconsin. Therefore, our success will depend in large part upon the general economic conditions in this area, which we cannot predict with certainty. This geographic concentration imposes risks from lack of geographic diversification, as adverse economic developments in Wisconsin, among other things, could affect the volume of loan originations, increase the level of nonperforming assets, increase the rate of foreclosure losses on loans and reduce the value of our loans and loan servicing portfolio. Any regional or local economic downturn that affects Wisconsin or existing or prospective borrowers or property values in such areas may affect us and our profitability more significantly and adversely than our competitors whose operations are less geographically concentrated.

Moreover, the financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the current conflicts between Russia and Ukraine and between Israel and Hamas, which are increasing volatility in commodity and energy prices, creating supply chain issues and causing instability in financial markets. Sanctions imposed by the United States and other countries in response to such conflict could further adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability.

Changes in interest rates may have an adverse effect on our net interest income.

Net interest income, which is the difference between the interest income that we earn on interest-earning assets and the interest expense that we pay on interest-bearing liabilities, is a major component of our income and our primary source of revenue from our operations. Narrowing of interest rate spreads could adversely affect our earnings and financial condition. We cannot control or predict with certainty changes in interest rates. Regional and local economic conditions, competitive pressures, and the policies of regulatory authorities, including monetary policies of the Federal Reserve Board (“FRB”), affect interest income and interest expense.

Beginning in early 2022, in response to growing signs of inflation, the FRB increased interest rates rapidly and made a number of adjustments to monetary policy and liquidity, including quantitative tightening and other balance sheet actions. Further, the FRB has increased the benchmark rapidly and has announced an intention to take further actions to mitigate rising inflationary pressures. Rising interest rates can have a negative impact on our business by reducing the amount of money our clients borrow or by adversely affecting their ability to repay outstanding loan balances that may increase due to adjustments in their variable rates. In addition, as interest rates rise, we may have to offer more attractive interest rates to depositors to compete for deposits, or pursue other sources of liquidity, such as wholesale funds.

On the other hand, decreasing interest rates reduce our yield on our variable rate loans and on our new loans, which reduces our net interest income. In addition, lower interest rates may reduce our realized yields on investment securities which would reduce our net interest income and cause downward pressure on net interest margin in future periods. A significant reduction in our net interest income could have a material adverse impact on our capital, financial condition and results of operations.

Although the FRB increased the target federal funds rate in 2023 to combat inflationary trends, the FRB held the federal funds rate steady in December 2023 for the third consecutive quarter and indicated that the rate is likely to be decreased in 2024 and beyond.  We are unable to predict changes in interest rates, which are affected by factors beyond our control, including inflation, deflation, recession, unemployment, money supply, and other changes in financial markets. We have ongoing policies and procedures designed to manage the risks associated with changes in market interest rates and actively manage these risks through hedging and other risk mitigation strategies. However, if our assumptions are wrong or overall economic conditions are significantly different than anticipated, our risk mitigation techniques may be ineffective or costly.

Changes in interest rates may change the value of our mortgage servicing rights portfolio, which may increase the volatility of our earnings.

A mortgage servicing right is the right to service a mortgage loan - collect principal, interest and escrow amounts - for a fee. We measure and carry our residential mortgage servicing rights using the fair value measurement method. Fair value is determined as the present value of estimated future net servicing income, calculated based on a number of variables, including assumptions about the likelihood of prepayment by borrowers. The primary risk associated with mortgage servicing rights is that in a declining interest rate environment, they will likely lose a substantial portion of their value as a result of higher than anticipated prepayments. Moreover, if prepayments are greater than expected, the cash we receive over the life of the mortgage loans would be reduced. Conversely, these assets generally increase in value in a rising interest rate environment to the extent that prepayments are slower than previously estimated. An increase in the size of our mortgage servicing rights portfolio may increase our interest rate risk. Depending on the interest rate environment, it is possible that the fair value of our mortgage servicing rights may be reduced in the future. If such changes in fair value significantly reduce the carrying value of our mortgage servicing rights, our business, financial condition and results of operations could be adversely affected.

Inflation could negatively impact our business, our profitability and our stock price.

Inflation continued rising in 2023, and inflationary pressures may remain elevated into 2024. Prolonged periods of inflation may impact our profitability by negatively impacting our fixed costs and expenses, including increasing funding costs and expense related to talent acquisition and retention, and negatively impacting the demand for our products and services. Additionally, inflation may lead to a decrease in consumer and clients’ purchasing power and negatively affect the need or demand for our products and services. If significant inflation continues, our business could be negatively affected by, among other things, increased default rates leading to credit losses which could decrease our appetite for new credit extensions. These inflationary pressures could result in missed earnings and budgetary projections causing our stock price to suffer.

Changes in the cost and availability of funding due to changes in the deposit market and credit market may adversely affect our capital resources, liquidity, and financial results.

In managing our consolidated balance sheets, we depend on access to a variety of sources of funding to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, and to accommodate the transaction and cash management needs of our clients. In addition to core deposits, sources of funding available to us and upon which we rely as regular components of our liquidity and funding management strategy, include borrowings from the Federal Home Loan Bank (“FHLB”) and brokered deposits. In general, the amount, type, and cost of our funding, including from other financial institutions, the capital markets, and deposits, directly impacts our costs of operating our business and growing our assets and can therefore positively or negatively affect our financial results. A number of factors could make funding more difficult, more expensive, or unavailable on any terms, including, but not limited to, a downgrade in our credit ratings, financial results, changes within our organization, specific events that adversely impact our reputation, disruptions in the capital markets, specific events that adversely impact the financial services industry, counterparty availability, recently proposed changes to the FHLB system, changes affecting our assets, the corporate and regulatory structure, interest rate fluctuations, general economic conditions, and the legal, regulatory, accounting and tax environments governing our funding transactions. Also, we compete for funding with other banks and similar companies, many of which are substantially larger, and have more capital and other resources.

In addition to bank level liquidity management, we must manage liquidity at holding company for various needs including potential capital infusions into subsidiaries, the servicing of debt, the payment of dividends on our common stock, and share repurchases. The primary source of liquidity for us consists of dividends from the Bank which are governed by certain rules and regulations of our supervising agencies. Bank First’s ability to receive dividends from the Bank in future periods will depend on a number of factors, including, without limitation, the Bank's future profits, asset quality, liquidity, and overall condition. If Bank First does not receive dividends from the Bank as needed, its liquidity could be adversely affected, and it may not be able to continue to execute its current capital plan to return capital to its shareholders. In addition to dividends from the Bank, we have historically had access to a number of alternative sources of liquidity, including the capital markets, but there is no assurance that we will be able to obtain such liquidity on terms that are favorable to us, or at all. If our access to these traditional and alternative sources of liquidity is diminished or only available on unfavorable terms, then our overall liquidity and financial condition will be adversely affected.

If the Bank loses or is unable to grow and retain its deposits, it may be subject to liquidity risk and higher funding costs.

The total amount that we pay for funding costs is dependent, in part, on the Bank’s ability to grow and retain its deposits. If the Bank is unable to sufficiently grow and retain its deposits at competitive rates to meet liquidity needs, it may be subject to paying higher funding costs to meet these liquidity needs.

The Bank competes with banks and other financial services companies for deposits. As a result of monetary policy and the broader market for interest rates and funding, we were required to raise rates on our deposits to keep pace with our competition. Furthermore, if the Bank were to lose deposits, it must rely on more expensive sources of funding. This could result in a failure to maintain adequate liquidity and higher funding costs, reducing our net interest margin and net interest income. In addition, our access to deposits may be affected by the liquidity needs of our depositors. In particular, a substantial majority of our liabilities in 2023 were checking accounts and other liquid deposits, which are payable on demand or upon several days' notice, while by comparison, a substantial majority of our assets were loans, which cannot be called or sold in the same time frame. Moreover, our clients could withdraw their deposits in favor of alternative investments. While we have historically been able to replace maturing deposits and advances as necessary, we may not be able to replace such funds in the future, especially if a large number of our depositors seek to withdraw their accounts, regardless of the reason.

Our provision and allowance for credit losses may not be adequate to cover actual credit losses.

We make various assumptions and judgments about the collectability of our loan and lease portfolio and utilize these assumptions and judgments when determining the provision and allowance for credit losses. The determination of the appropriate level of the provision for credit losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes, as we have experienced. Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the amount reserved in the allowance for credit losses. Due to the declining economic conditions, our customers may not be able to repay their loans according to the original terms, and the collateral securing the payment of those loans may be insufficient to pay any remaining loan balance. While we maintain our allowance to provide for loan defaults and non-performance, losses may exceed the value of the collateral securing the loans and the allowance may not fully cover any excess loss. In addition, bank regulatory agencies periodically review our provision and the total allowance for credit losses and may require an increase in the allowance for credit losses or future provisions for credit losses, based on judgments different than those of management. Any increases in the provision or allowance for credit losses will result in a decrease in our net income and, potentially, capital, and may have a material adverse effect on our financial condition or results of operations. In addition, we expect that the allowance for credit losses under the CECL standard to be more volatile and as such could have an impact on our results of operations. For a discussion of changes in accounting standards and regulatory capital implications, see “Business—Supervision and Regulation—Capital Requirements.”

If we do not effectively manage our asset quality and credit risk, we could experience credit losses.

Making any loan involves various risks, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and cash flows available to service debt, and risks resulting from changes in economic and market conditions. Our credit risk approval and monitoring procedures may fail to identify or reduce these credit risks, as some of these risks are outside of our control, and they cannot completely eliminate all credit risks related to our loan portfolio. If the overall economic climate, including employment rates, real estate markets, interest rates and general economic growth, in the United States, generally, or Wisconsin, specifically, experiences material disruption, our borrowers may experience difficulties in repaying their loans, the collateral we hold may decrease in value or become illiquid, and the levels of nonperforming loans, charge-offs and delinquencies could rise and require additional provisions for credit losses, which would cause our net income and return on equity to decrease. The future effects of the continued elevated inflationary and interest rate environment on economic activity could negatively affect the collateral values associated with our existing loans, the ability to liquidate the real estate collateral securing our residential and commercial real estate loans, our ability to maintain loan origination volume and to obtain additional financing, the future demand for or profitability of our lending and services, and the financial condition and credit risk of our customers. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making our business decisions or may result in a delay in our taking certain remediation actions, such as foreclosure. If borrowers fail to repay their loans, our financial condition and results of operations would be adversely affected.

We face strong competition from financial services companies and other companies that offer banking services.

We conduct our banking operations primarily in Wisconsin. Many of our competitors offer the same, or a wider variety of, banking services within our market areas, and we compete with them for the same customers. These competitors include banks with nationwide operations, regional banks and community banks. In many instances these national and regional banks have greater resources than we do, and the smaller community banks may have stronger ties in local markets than we do, which may put us at a competitive disadvantage. We also face competition from many other types of financial institutions, including fintech companies, thrift institutions, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In addition, a number of out-of-state financial institutions have opened offices and solicit deposits in our market areas. Increased competition in our markets may result in reduced loans and deposits, as well as reduced net interest margin and profitability. We compete with many forms of payments offered by both bank and non-bank providers, including a variety of new and evolving alternative payment mechanisms, systems and products, such as aggregators and web-based and wireless payment platforms or technologies, digital or “crypto” currencies, prepaid systems and payment services targeting users of social networks, communications platforms and online gaming. Our future success may depend, in part, on our ability to use technology competitively to offer products and services that provide convenience to customers and create additional efficiencies in our operations. If we are unable to attract and retain banking clients, we may be unable to continue to grow our loan and deposit portfolios, and our business, financial condition and results of operations may be adversely affected. Furthermore, the financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation.

Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.

As of December 31, 2023, approximately 77.4% of our loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral. This includes collateral consisting of income producing and residential construction properties, which properties tend to be more sensitive to general economic conditions and downturns in real estate markets. As a result, adverse developments affecting real estate values in our market areas could increase the credit risk associated with our real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the area in which the real estate is located. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, and could result in losses that would adversely affect credit quality, financial condition, and results of operation. Negative changes in the economy affecting real estate values and liquidity in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses could have a material adverse impact on our business, results of operations and growth prospects. If real estate values decline, it is also more likely that we would be required to increase our ACL-Loans, which could adversely affect our financial condition, results of operations and cash flows.

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

Failure to achieve these strategic goals could adversely affect our ability to successfully implement our business strategies and could negatively impact our business, growth prospects, financial condition and results of operations. Further, if we do not manage our growth effectively, our business, financial condition, results of operations and future prospects could be negatively affected, and we may not be able to continue to implement our business strategy and successfully conduct our operations. Furthermore, our strategic initiatives may result in an increase in expense, divert management attention, take away from other opportunities that may have proved more successful, negatively impact operational effectiveness or impact employee morale. Additionally, there can be no assurance that we will ultimately realize the anticipated benefits of these strategic initiatives, or that these strategic initiatives will positively impact our organization.

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

We strive to attract and retain these bankers in each of our markets by fostering an entrepreneurial environment, empowering them with local decision-making authority and providing them with sufficient infrastructure and resources to support their growth while also providing management with appropriate oversight. However, the competition for bankers in each of our markets is intense. We compete for talent with both smaller banks that may be able to offer bankers with more responsibility and autonomy and larger banks that may be able to offer bankers with higher compensation, resources and support. As a result, we may not be able to effectively compete for talent across our markets. Further, our bankers may leave us to work for our competitors and, in some instances, may take important banking and lending relationships with them to our competitors. If we are unable to attract and retain talented bankers in our markets, our business, growth prospects and financial results could be materially and adversely affected.

Acquisitions may disrupt our business and dilute stockholder value, and integrating acquired companies may be more difficult, costly, or time-consuming than we expect.

While we continue to focus on organic growth opportunities, we may pursue attractive bank or non-bank acquisition and consolidation opportunities that arise in our core markets and beyond. The number of financial institutions headquartered in Wisconsin, the Midwest United States, and across the country continues to decline through merger and other consolidation activity. In the event that attractive acquisition opportunities arise, we would likely face competition for such acquisitions from other banking and financial companies, many of which have significantly greater resources and may have more attractive valuations. This competition could either prevent us from being able to complete attractive acquisition opportunities or increase prices for potential acquisitions which could reduce our potential returns and reduce the attractiveness of these opportunities. Furthermore, our pursuit of acquisitions may disrupt our business, and any equity that we issue as merger consideration may have the effect of diluting the value of your investment. In addition, we may fail to realize some or all of the anticipated benefits of completed acquisitions. We anticipate that the integration of businesses that we may acquire in the future will be a time-consuming and expensive process, even if the integration process is effectively planned and implemented.

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

As of December 31, 2023, the fair value of our available for sale securities portfolio was approximately $142.2 million. Factors beyond our control can significantly influence the fair value of our securities and can cause adverse changes to the fair value of these securities. These factors include rating agency actions, defaults by or other adverse events affecting the issuer, lack of liquidity, changes in market interest rates, and continued instability in the capital markets. A prolonged decline in the fair value of our securities could result in an established allowance for credit losses, which would affect our results of operations.

The financial services industry is undergoing rapid technological changes and we may not have the resources to implement new technology to stay current with these changes.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services (including those related to or involving artificial intelligence, machine learning, blockchain and other distributed ledger technologies) and a growing demand for mobile and other phone and computer banking applications. In addition to better serving clients, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend in part upon our ability to address the needs of our clients by using technology to provide products and services that will satisfy client demands for convenience as well as to provide secure electronic environments and create additional efficiencies in our operations as we continue to grow and expand our market area. Many of our larger competitors have substantially greater resources to invest in technological improvements and have invested significantly more than us in technological improvements. As a result, they may be able to offer additional or more convenient products compared to those that we will be able to provide, which would put us at a competitive disadvantage. Some of these competitors consist of financial technology providers who are beginning to offer more traditional banking products and may either acquire a bank charter or obtain a bank-like charter, such as the Fintech charter provided by the OCC. Accordingly, we may not be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to our clients, which could impair our growth and profitability. In addition, some of our competitors are subject to less regulation and/or more favorable tax treatment, which may put us at a competitive disadvantage.

We may not be able to successfully implement current or future information technology system enhancements and operational initiatives, which could adversely affect our business operations and profitability.

We continue to invest significant resources in our core information technology systems in order to provide functionality and security at an appropriate level, and to improve our operating efficiency and to streamline our client experience. These initiatives significantly increase the complexity of our relationships with third-party service providers and such relationships may be difficult to unwind. We may not be able to successfully implement and integrate such system enhancements and initiatives, which could adversely impact our ability to comply with a number of legal and regulatory requirements, which could result in sanctions from regulatory authorities. In addition, these projects could have higher than expected costs and/or result in operating inefficiencies, which could increase the costs associated with the implementation as well as ongoing operations. Failure to properly utilize system enhancements that are implemented in the future could result in impairment charges that adversely impact our financial condition and results of operations, could result in significant costs to remediate or replace the defective components, and could impact our ability to compete. In addition, we may incur significant training, licensing, maintenance, consulting, and amortization expense during and after implementation, and any such costs may continue for an extended period of time. As such, we cannot guarantee that the anticipated long-term benefits of these system enhancements and operational initiatives will be realized.

We rely extensively on information technology systems to operate our business and an interruption or security breach may disrupt our business operations, result in reputational harm, and have an adverse effect on our operations.

As a complex financial institution, we rely extensively on our information technology systems to operate our business, including to process, record, and monitor a large number of client transactions on a continuous basis. As client, public, and regulatory expectations regarding operational and information security have increased, our operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions, and breakdowns. Our business, financial, accounting, data processing systems, or other operating systems and facilities may stop operating properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control. For example, there could be sudden increases in client transaction volume; electrical or telecommunications outages; natural disasters such as earthquakes, tornadoes, and hurricanes; disease pandemics; events arising from local or larger scale political or social matters, including terrorist acts; and, as described below, cyber-attacks. While we have policies, procedures, and systems designed to prevent or limit the effect of possible failures, interruptions, or breaches in security of information systems and business continuity programs designed to provide services in the case of such events, there is no guarantee that these safeguards or programs will address all of the threats that continue to evolve.

System failure or breaches of our network security, or the security of our third-party data processing partner, including as a result of cyberattacks or data security breaches, could subject us to increased operating costs as well as litigation and other liabilities.

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

We are under continuous threat of loss due to hacking and cyberattacks especially as we continue to expand client capabilities to utilize internet and other remote channels to transact business. While we are not aware of any successful hacking or cyberattacks into our computer or other information technology systems, there can be no assurance that we will not be the victim of successful hacking or cyberattacks in the future that could cause us to suffer material losses. The occurrence of any cyberattack or information security breach could result in potential liability to clients, reputational damage, disclosure obligations, the disruption of our operations, and regulatory concerns, all of which could adversely affect our business, financial condition or results of operations.

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

Fraud is an increasing risk for us and for all banks, and as such, we may experience increased losses due to fraud.

In recent years, fraud risk increased significantly for us and for all banks. Deposit fraud (check kiting, wire fraud, etc.) and card fraud continue to be significant sources of fraud attempts and losses in our consumer banking business. Moreover, our commercial clients have experienced increased levels of financial fraud risk as well, often requiring our involvement and assistance because of our banking relationship with these clients. The methods used to perpetrate and combat fraud continue to evolve as technology changes and more tools for access to financial services emerge, such as real-time payments. In addition to cybersecurity risks, new techniques have made it easier for bad actors to obtain and use client personal information, mimic signatures, and otherwise create false documents that look genuine. Fraud schemes are broad and can include debit card/credit card fraud, check fraud, NSF fraud, mechanical devices attached to ATM machines, social engineering and phishing attacks to obtain personal information, impersonation of our clients through the use of falsified or stolen credentials, employee fraud, information fraud, and other malfeasance. Criminals are turning to new sources to steal personally identifiable information in order to impersonate our clients to commit fraud. Our anti-fraud actions are both preventative (anticipating lines of attack, educating employees and clients, making operational changes) and responsive (remediating actual attacks). We have established policies, processes, and procedures to identify, measure, monitor, mitigate, report, and analyze these risks. We continue to invest in systems, resources, and controls to detect and prevent fraud. There are inherent limitations, however, to our risk management strategies, systems, and controls as they may exist, or develop in the future. We may not appropriately anticipate, monitor, or identify these risks. If our risk management framework proves ineffective, we could suffer unexpected losses, we may have to expend resources detecting and correcting the failure in our systems, and we may be subject to potential claims from third parties and government agencies. We may also suffer reputational damage. Any of these consequences could adversely affect our business, financial condition, or results of operations.

Our regulators require us to report fraud promptly, and regulators often advise banks of new schemes to enable the entire industry to adapt as quickly as possible. However, some level of fraud loss is unavoidable, and the risk of loss cannot be eliminated.

If our enterprise risk management framework is not effective at mitigating risk and loss to us, we could suffer unexpected losses and our results of operations could be materially adversely affected.

Our enterprise risk management framework seeks to achieve an appropriate balance between risk and return, which is critical to optimizing shareholder value. We have established processes and procedures intended to identify, measure, monitor, report, and analyze the types of risk to which we are subject, including strategic, market, credit, liquidity, capital, cybersecurity, operational, regulatory compliance, litigation, and reputational. However, as with any risk management framework, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. For example, the financial and credit crisis and resulting regulatory reform highlighted both the importance and some of the limitations of managing unanticipated risks. If our risk management framework proves ineffective, we could suffer unexpected losses and our business and results of operations could be materially adversely affected.

Our ability to maintain our reputation is critical to the success of our business, and the failure to do so may materially adversely affect our performance.

Our reputation is one of the most valuable components of our business. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring, and retaining and providing growth opportunities for employees who share our core values of being an integral part of the communities we serve, delivering superior service to our clients, caring about our clients and employees, and investing in our information technology and other systems. If our reputation is negatively affected by the actions of our employees or otherwise, including as a result of operational errors, clerical or record-keeping errors, or those resulting from faulty or disabled computer or telecommunications systems or a successful cyberattack against us or other unauthorized release or loss of client information, our reputation, business, and our operating results may be materially adversely affected. Damage to our reputation could also negatively impact our credit ratings and impede our access to the capital markets.

We rely on other companies to provide key components of our business infrastructure.

Third parties provide key components of our business operations such as our core technology infrastructure, cloud-based operations, data processing, recording and monitoring transactions, online banking interfaces and services, internet connections, and network access. We have selected these third-party vendors carefully and have conducted the due diligence consistent with regulatory guidance and best practices. While we have ongoing programs to review third party vendors and assess risk, we do not control their actions. Any problems caused by these third parties, including those resulting from disruptions in communication services provided by a vendor, issues at a third-party vendor of a vendor, failure of a vendor to handle current or higher volumes, cyber-attacks and security breaches at a vendor, failure of a vendor to provide services for any reason, or poor performance of services, could adversely affect our ability to deliver products and services to our clients and otherwise conduct our business. Financial or operational difficulties of a third-party vendor could also hurt our operations if those difficulties interfere with the vendor's ability to serve us. Furthermore, our vendors could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints. Replacing these third-party vendors could also create significant delay and expense. Accordingly, use of such third parties creates an unavoidable inherent risk to our business operations. Our digital services growth initiatives, core technology upgrades, and digital asset initiatives constitute specific increases in third-party risk as such initiatives are distinctly dependent on the performance of our third-party partners.

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

The costs and effects of litigation, investigations or similar matters involving us or other financial institutions or counterparties, or related adverse facts and developments, could materially affect our business, operating results and financial condition.

We may be involved from time to time in a variety of litigation, investigations, inquiries, or similar matters arising out of our business. Furthermore, litigation against banks tend to increase during economic downturns and periods of credit deterioration, which may occur or worsen as a result of current economic uncertainty. Most recently there has been an increase in class action lawsuits filed claiming deceptive practices or violations of account terms in connection with non-sufficient fees or overdraft charges. We manage these risks through internal controls, personnel training, insurance, litigation management, our compliance and ethics processes, and other means. However, the commencement, outcome, and magnitude of litigation cannot be predicted or controlled with any certainty.

We establish reserves for legal claims when payments associated with the claims become probable and the losses can be reasonably estimated. However, our insurance may not cover all claims that may be asserted against us and indemnification rights to which we are entitled may not be honored, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Should the ultimate judgments or settlements in any litigation or investigation significantly exceed our insurance coverage, they could have a material adverse effect on our business, financial condition, and results of operations. In addition, premiums for insurance covering the financial and banking sectors are rising. We may not be able to obtain appropriate types or levels of insurance in the future, nor may we be able to obtain adequate replacement policies with acceptable terms or at historic rates, if at all.

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

Federal regulatory agencies, including the Federal Reserve and the OCC, periodically conduct examinations of our business, including our compliance with laws and regulations. If, as a result of an examination, an agency was to determine that the financial, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of any of our operations had become unsatisfactory, or violates any law or regulation, such agency may take certain remedial or enforcement actions it deems appropriate to correct any deficiency. Remedial or enforcement actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced against a bank, to direct an increase in the bank’s capital, to restrict the bank’s growth, to assess civil monetary penalties against a bank’s officers or directors, and to remove officers and directors. The CFPB also has authority to take enforcement actions, including cease-and-desist orders or civil monetary penalties, if it finds that we offer consumer financial products and services in violation of federal consumer financial protection laws.

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

Further, bank failures, such as the ones occurring in 2023, have and may in the future diminish public confidence in small and regional banks’ abilities to safeguard deposits in excess of federally insured limits, which could prompt customers to maintain their deposits with larger financial institutions. Concerns over rapid, large-scale deposit movement have and could in the future heighten regulatory scrutiny surrounding liquidity and increase competition for deposits and the resulting cost of funding, which could create pressure on net interest margin and results of operations. In addition, bank failures have and could in the future prompt the FDIC to increase deposit insurance costs. Increases in funding, deposit insurance or other costs as a result of these types of events have and could in the future materially adversely affect our financial condition and results of operations. Further, the disruption following these types of events have and could in the future generate significant market trading volatility among publicly traded bank holding companies and, in particular, regional banks like the Company.

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

Commercial real estate (“CRE”) is cyclical and poses risks of loss to us due to our concentration levels and risk of the asset, especially during a difficult economy, including the current stressed economy. As of December 31, 2023, 50.8% of our loan portfolio was comprised of loans secured by commercial real estate. The banking regulators continue to give CRE lending greater scrutiny, and banks with higher levels of CRE loans are expected to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as higher levels of allowances for possible losses and capital levels as a result of CRE lending growth and exposures.

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

ESG risks could adversely affect our reputation and shareholder, employee, client and third-party relationships and may negatively affect our stock price.

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

Recent negative developments affecting the banking industry, and resulting media coverage, have eroded customer confidence in the banking system.

The closures of Silicon Valley Bank and Signature Bank in March 2023 and First Republic Bank in May 2023, and concerns about similar future events, have generated significant market volatility among publicly traded bank holding companies and, in particular, regional banks like the Company. These market developments have negatively impacted customer confidence in the safety and soundness of regional banks. As a result, customers may choose to maintain deposits with larger financial institutions or invest in higher yielding short-term fixed income securities, all of which could materially adversely impact the Company’s liquidity, loan funding capacity, net interest margin, capital and results of operations. While the Department of the Treasury, the Federal Reserve, and the FDIC took action to ensure that depositors of these failed banks had access to their deposits, including uninsured deposit accounts, there is no guarantee that such actions will be successful in restoring customer confidence in regional banks and the banking system more broadly.

We also anticipate increased regulatory scrutiny – in the course of routine examinations and otherwise – and new regulations directed towards banks of similar size to the Bank, designed to address the recent negative developments in the banking industry, all of which may increase our costs of doing business and reduce our profitability. Among other things, there may be an increased focus by both regulators and investors on deposit composition, the level of uninsured deposits, the level of unrealized losses in either available-for-sale or held-to-maturity securities portfolios, contingent liquidity, CRE loan composition and concentration, capital position, and general oversight and internal control structures regarding the foregoing. This could impact our ability to achieve our strategic objectives and may result in changes to our balance sheet position which could, in turn, negatively impact our profitability.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

Assessing, identifying and managing material risks from cybersecurity threats is critical for maintaining the security of the Company’s data and information systems, and is integrated into our enterprise risk management systems and processes. The Bank’s approach to cybersecurity risk management and strategy is based on the FFIEC Cybersecurity Assessment Tool (“CAT”), which provides a repeatable and measurable process for evaluating cybersecurity preparedness and assessing, identifying, and managing material risks from cybersecurity threats. The CAT incorporates cybersecurity-related principles from the FFIEC Information Technology Examination Handbook and regulatory guidance, and concepts from other industry standards, including the National Institute of Standards and Technology Cybersecurity Framework.

The CAT consists of two parts:  Cybersecurity Inherent Risk Profile and Cybersecurity Maturity. Completion of both parts of the CAT allow management and the Board to evaluate whether the Company’s cybersecurity risk and preparedness are aligned. The Cybersecurity Inherent Risk Profile is the level of risk posed to the Company by technologies and connection types, delivery channels, online/mobile products and technology services, organizational characteristics and external threats. Cybersecurity Maturity is designed to help management measure the Company’s level of risk and corresponding controls under the following five domains:  (i) Cyber Risk Management and Oversight; (ii) Threat Intelligence and Collaboration; (iii) Cybersecurity Controls; (iv) External Dependency Management; and (v) Cyber Incident Management and Resilience.

The Information Security Officer (“ISO”) and the Company’s Information Technology Committee conduct and review the CAT annually to identify changes to the Company’s inherent risk profile; when new threats arise or when considering changes to the business strategy, such as expanding operations, offering new products and services, or entering into new third-party relationships that support critical activities. Consequently, management can determine whether additional risk management practices or controls are needed to maintain or augment the Company’s cybersecurity maturity.

In an effort to continually share threat intelligence and increase awareness of cybersecurity trends, the Company has also implemented a Cybersecurity Education and Awareness Program. This program includes the following components:

●	Mandatory annual cybersecurity employee training;
●	Training specifically targeted to Senior Management and Information Technology staff;
●	Bimonthly review of emerging security trends by the Information Technology Committee;
●	Mandatory annual cybersecurity Board training;
●	Periodic communication to employees highlighting internal control requirements and information about common threats or fraud schemes; and
●	Periodic communication to the Bank’s customers highlighting emerging threats and good cybersecurity hygiene.

To date, we have not experienced a cybersecurity incident that has materially impacted our business strategy, results of operations, or financial condition. Despite our efforts, there can be no assurance that our cybersecurity risk management processes and measures described will be fully implemented, complied with, or effective in protecting our systems and information. We face risks from certain cybersecurity threats that, if realized, are reasonably likely to materially affect our business strategy, result of operations or financial condition. Please see Part I, Item 1A. Risk Factors for further discussion of the risks associated with an interruption or breach in our information systems or infrastructure.

Board and Management Governance

The Company’s Board of Directors recognizes the importance of maintaining the trust and confidence of our customers, employees, and shareholders. The Board of Directors’ responsibilities for cybersecurity risk management and strategy include the following:

●	Engaging management in establishing the Bank’s vision, risk appetite, and overall strategic direction;
●	Approving plans to ensure the use of the CAT;
●	Reviewing management’s analysis of the CAT results, inclusive of any reviews or opinions on the results issued by independent risk management or internal audit functions regarding those results;
●	Reviewing management’s determination of whether the Bank’s cybersecurity preparedness is aligned with its risks;
●	Reviewing and approving plans to address any risk management or control weaknesses; and
●	Reviewing the results of management’s ongoing monitoring of the Bank’s exposure to and preparedness for cyber threats.

The Company has also appointed an ISO, who reports directly to the Audit Committee and shares a co-sourced relationship with an outside consulting firm. The ISO has been with Bank First for over 10 years in various operational and administrative roles.  For the past four years, he has served as the Bank’s Enterprise Risk Manager, and as ISO for the past two years.  In 2022, he earned the Certified Banking Security Manager certification from SBS Cybersecurity. The ISO works closely with the head of Information Technology to ensure that the Bank’s cybersecurity controls are in line with established internal culture, Board expectations and risk appetite, and all regulatory requirements. The ISO’s responsibilities include the following:

●	Developing a plan to conduct and complete the CAT;
●	Working with the VP-Director of Technology to evaluate the results of the CAT;
●	Leading employee efforts during the CAT to facilitate timely responses from across the Bank;
●	Setting the target state of cybersecurity preparedness that best aligns to the Board of Directors’ approved risk appetite;
●	Reviewing, approving, and supporting plans to address risk management and control weaknesses;
●	Analyzing and presenting the results of the CAT to the Board of Directors;
●	Providing periodic cybersecurity updates to the Board of Directors;
●	Overseeing the performance of ongoing monitoring to remain nimble and agile in addressing evolving areas of cybersecurity risk; and
●	Overseeing the Bank’s cybersecurity preparedness.
●	Finally, the Company has established an Information Technology Committee to support the ISO in implementing the CAT, document formal action plans to be presented to the Board of Directors, enforce and implement the controls established by the CAT, and ensure employee compliance with internal controls

ITEM 2. PROPERTIES

Our main office is located at 402 North 8th Street, Manitowoc, Wisconsin 54220. In addition, the Bank operates twenty-six (26) additional branches located in fourteen (14) counties in Wisconsin, which includes the branches that were acquired in connection with the Company’s recent acquisitions. The addresses of these offices are provided below. We believe these premises will be adequate for present and anticipated needs and that we have adequate insurance to cover our owned and leased premises. For each property that we lease, we believe that upon expiration of the lease we will be able to extend the lease on satisfactory terms or relocate to another acceptable location:

Office	Address	City, State, Zip	Lease/Own
Main Office	402 N. 8th Street	Manitowoc, Wisconsin, 54220	Own
Appleton	4201 W. Wisconsin Avenue	Appleton, Wisconsin, 54913	Lease
Bellevue	2747 Manitowoc Road	Green Bay, Wisconsin, 54311	Own
Cambridge	221 W. Main Street	Cambridge, Wisconsin, 53523	Own
Cedarburg	W61 N529 Washington Avenue	Cedarburg, Wisconsin, 53012	Own
Clintonville	135 S. Main Street	Clintonville, Wisconsin, 54929	Own
Denmark	103 E. Main Street	Denmark, Wisconsin, 54208	Own
Fond du Lac	245 N. Peters Avenue	Fond du Lac, Wisconsin, 54935	Own
Howard	1951 Shawano Avenue	Howard, Wisconsin, 54303	Own
Iola	295 E. State Street	Iola, Wisconsin, 54945	Own
Kiel	110 Fremont Street	Kiel, Wisconsin, 53042	Own
Manitowoc	2915 Custer Street	Manitowoc, Wisconsin, 54220	Own
Mishicot	110 Baugniet Street	Mishicot, Wisconsin, 54228	Own
Oshkosh	1159 N. Koeller Street	Oshkosh, Wisconsin, 54902	Own
Pardeeville	512 S. Main Street	Pardeeville, Wisconsin, 53954	Own
Plymouth	2700 Eastern Avenue	Plymouth, Wisconsin, 53073	Own
Poynette	105 S. Main Street	Poynette, Wisconsin, 53955	Own
Reedsville	100 Mill Street	Reedsville, Wisconsin, 54230	Own
Shawano	835 E. Green Bay Street	Shawano, Wisconsin, 54166	Own
Sheboygan	2600 Kohler Memorial Drive	Sheboygan, Wisconsin, 53081	Own
Tomah	110 W. Veterans Street	Tomah, Wisconsin, 54660	Own
Two Rivers	1703 Lake Street	Two Rivers, Wisconsin, 54241	Own
Valders	167 Lincoln Street	Valders, Wisconsin, 54245	Own
Watertown	104 W. Main Street	Watertown, Wisconsin, 53094	Own
Waupaca	111 Jefferson Street	Waupaca, Wisconsin, 54981	Own
Wautoma	105 Plaza Road	Wautoma, Wisconsin, 54982	Own

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

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Bank First registered its common stock under Section 12(b) of the Exchange Act on October 23, 2018, in connection with listing on the Nasdaq Capital Market, and trades under the symbol “BFC”. Prior to October 23, 2018, Bank First’s common stock was traded on the OTC Market Group’s Pink tier under the symbol “BFNC”. The trading volume of Bank First’s common stock is less than that of banks with larger market capitalizations, even though Bank First has improved accessibility to its common stock first through its listing on Nasdaq. As of February 29, 2024, Bank First had approximately 1,658 shareholders of record, 11,515,130 shares issued and 10,141,926 shares outstanding.

Share Repurchase Program

On April 18, 2023, the Company reactivated its share repurchase program, pursuant to which the Company may repurchase up to $26 million of its common stock, par value $0.01 per share, for a period of one (1) year ending on April 17, 2024. The program was announced in a Current Report on Form 8-K on April 19, 2023. The table below sets forth information regarding repurchases of our common stock during the fourth quarter of 2023 under that program and other repurchases.

			Total Number	Maximum Number
			of Shares Repurchased as	of Shares
			Part of	that May Yet Be
	Total Number of Shares	Average Price Paid per	Publicly Announced	Purchased Under the
(in thousands, except per share data)	Repurchased	Share(1)	Plans or Programs	Plans or Programs(2)
October 2023	14,611	$76.59	12,611	270,346
November 2023	—	—	—	270,346
December 2023	—	—	—	270,346
Total	14,611	$76.59	12,611	270,346
(1)	The average price paid per share is calculated on a trade date basis for all open market transactions and excludes commissions and other transactions expenses.
(2)	Based on the closing price per share as of December 31, 2023 ($86.66).

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

Performance Graph

The following graph compares the yearly percentage change in cumulative shareholder return on Bank First stock with the cumulative total return of the Russell 2000 Index and the Nasdaq Bank Index for the last five fiscal years (assuming a $100 investment on December 31, 2018 and reinvestment of all dividends). The following performance graph and related information are neither “soliciting material” nor “filed” with the SEC, nor shall such information be incorporated by reference into any future filings under the Securities Act or the Exchange Act, except to the extent the Company specifically incorporates it by reference into such filing.

Total Return Performance
$ 250.00
$ 200.00
$ 150.00
$ 100.00
$ 50.00
$ 0.00
2018
2019
2020
2021
2022
2023
BFC
Russell 2000 Index
NASDAQ Bank Index

	Period Ending
Index	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
BFC	$100.00	$152.29	$142.81	$161.74	$210.36	$199.27
Russell 2000	100.00	123.72	146.44	166.50	130.60	150.31
Nasdaq Bank	100.00	132.14	114.13	154.12	117.55	111.93

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

OVERVIEW

Bank First Corporation is a Wisconsin corporation that was organized primarily to serve as the holding company for Bank First, N.A. Bank First, N.A., which was incorporated in 1894, is a nationally-chartered bank headquartered in Manitowoc, Wisconsin. It is a member of the Federal Reserve, and is regulated by the OCC. Including its headquarters in Manitowoc, Wisconsin, the Bank has 26 banking locations in Brown, Columbia, Dane, Fond du Lac, Jefferson, Manitowoc, Monroe, Outagamie, Ozaukee, Shawano, Sheboygan, Waupaca, Waushara, and Winnebago counties in Wisconsin. The Bank offers loan, deposit and treasury management products at each of its banking locations.

As with most community banks, the Bank derives a significant portion of its income from interest received on loans and investments. The Bank’s primary source of funding is deposits, both interest-bearing and noninterest-bearing. In order to maximize the Bank’s net interest income, or the difference between the income on interest-earning assets and the expense of interest-bearing liabilities, the Bank must not only manage the volume of these balance sheet items, but also the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities. To account for credit risk inherent in all loans, the Bank maintains an allowance for credit losses (“ACL – Loans”) to absorb possible losses on existing loans that may become uncollectible. The Bank establishes and maintains this allowance by charging a provision for credit losses against operating earnings. Beyond its net interest income, the Bank further receives income through the net gain on sale of loans held for sale as well as servicing income which is retained on those sold loans. In order to maintain its operations and bank locations, the Bank incurs various operating expenses which are further described within the “Results of Operations” later in this section.

The Bank, through its 100% owned subsidiary TVG Holdings, Inc., holds a 40% ownership interest in Ansay & Associates, LLC, an insurance agency providing clients primarily located in Wisconsin with insurance and risk management solutions. The Bank owned 49.8% of UFS, LLC, which provides data processing solutions to over 60 banks in the Midwest, through October 1, 2023. On that date it sold 100% of its member interest in UFS to a third party. These unconsolidated subsidiary interests contribute noninterest income to the Bank through their underlying annual earnings.

As of December 31, 2023, the Company had total consolidated assets of $4.22 billion, total loans of $3.34 billion, total deposits of $3.43 billion and total stockholders’ equity of $619.8 million. The Company employs approximately 379 full-time equivalent employees and has an assets-to-FTE ratio of approximately $11.1 million. For more information, see the Company’s website at www.bankfirst.com.

Recent acquisitions

Hometown Bancorp, Ltd.

On February 10, 2023, the Company completed a merger with Hometown Bancorp, Ltd. ("Hometown"), a bank holding company headquartered in Fond du Lac, Wisconsin, pursuant to the merger agreement, dated as of July 25, 2022, by and between the Company and Hometown, whereby Hometown merged with and into the Company, and Hometown Bank,

Hometown's wholly-owned banking subsidiary, merged with and into the Bank. Hometown's principal activity was the ownership and operation of Hometown Bank, a state-chartered banking institution that operated ten (10) branches in Wisconsin at the time of closing. The merger consideration totaled approximately $130.5 million.

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

The Company accounts for these transactions under the acquisition method of accounting, and thus, the financial position and results of operations of acquired institutions prior to the consummation date are not included in the accompanying consolidated financial statements. The acquisition method of accounting required assets purchased and liabilities assumed to be recorded at their respective fair values at the date of acquisition. The Company determines the fair value of core deposit intangibles, securities, premises and equipment, loans, other assets and liabilities, deposits and borrowings with the assistance of third-party valuations, appraisals, and third-party advisors. The estimated fair values are subject to refinement for up to one year after the consummation as additional information becomes available relative to the closing date fair values.

CRITICAL ACCOUNTING POLICIES AND ACCOUNTING ESTIMATES

The accounting and reporting policies of the Company conform to GAAP in the United States and general practices within the financial institution industry. To prepare financial statements in conformity with GAAP, management makes estimates, assumptions and judgments based on available information. These estimates, assumptions and judgments are based on information available as of the date of the financial statements and, as this information changes, actual results could differ from the estimates, assumptions and judgments reflected in the financial statement. In particular, management has identified several accounting policies that, due to the estimates, assumptions and judgments inherent in those policies, are critical in understanding our financial statements.

The following is a discussion of the critical accounting policies and significant estimates that require us to make complex and subjective judgments. Additional information about these policies can be found in Note 1 of our consolidated financial statements as of December 31, 2023, included elsewhere in this Annual Report on Form 10-K.

Business Combinations, Core Deposit Intangible and Acquired Loans. We account for business combinations under the acquisition method of accounting in accordance with Accounting Standards Codification (ASC) 805, Business Combinations (ASC 805). We recognize the full fair value of the assets acquired and liabilities assumed and immediately expense transaction costs. Fair values are subject to refinement for up to one year after the closing date of an acquisition as information relative to closing date fair values becomes available. Results of operations of the acquired business are included in the statement of income from the effective date of the acquisition.

The primary identifiable intangible asset we typically record in connection with a whole bank or branch acquisition is the value of the core deposit intangible which represents the estimated value of the long-term deposit relationships acquired in the transaction. Determining the amount of identifiable intangible assets and their average lives involves multiple assumptions and estimates and is typically determined by performing a discounted cash flow analysis, which involves a combination of any or all of the following assumptions: customer attrition/runoff, alternative funding costs, deposit servicing costs, and discount rates.

Further, the valuation of acquired loans involves significant estimates and assumptions based on information available as of the acquisition date. Loans acquired in a business combination are evaluated either individually or in pools of loans with similar characteristics; including consideration of a credit component. A number of factors are considered in determining the estimated fair value of purchased loans including, among other things, the remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, estimated holding periods, contractual interest rates compared to market interest rates, and net present value of cash flows expected to be received.

Allowance for Credit Losses — Loans. The ACL – Loans represents management’s estimate of expected credit losses in the Company’s loan portfolio at the balance sheet date. The Company estimates the ACL – Loans based on the amortized cost basis of the underlying loan using a current expected credit loss methodology (“CECL”). To estimate the amount of ACL-Loans, the Company considers historical loss rates and other qualitative adjustments, as well as a forward-looking component that considers reasonable and supportable forecasts over the expected life of each loan. The Company’s ACL - Loans is calculated using collectively evaluated and individually evaluated loans.  This evaluation is inherently subjective as it requires material estimates that are susceptible to significant change including the amounts and timing of future cash flows expected to be received on loans.

Deferred Tax Assets. Deferred tax assets (“DTA”) and liabilities are determined using the liability method. DTAs and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities and the current enacted tax rates which will be in effect when these differences are expected to reverse. Provision (benefit) for deferred taxes is the result of changes in the DTAs and liabilities. Deferred taxes are reviewed quarterly and are reduced by a valuation allowance if, based upon the information available, it is more likely than not that some or all of the DTAs will not be realized.

Recent Accounting Pronouncements. For a discussion of recent accounting pronouncements, see “Note 1 – Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements in Item 8 of this report on Form 10-K for further discussion.

RESULTS OF OPERATIONS

The following discussion and analysis presents the more significant factors that affected our financial condition as of December 31, 2023 and 2022 and results of operations for each of the years then ended. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed with the SEC on March 10, 2023 for a discussion and analysis of the more significant factors that affected periods prior to 2022.

General.  Net income increased $29.3 million, or 64.8%, to $74.5 million for the year ended December 31, 2023, from $45.2 million for the year ended December 31, 2022. During 2023, as a result of the acquisition of Hometown during February 2023 and the impact of the acquisition of Denmark impacting the full year of 2023 compared to less than five months of 2022, the Company experienced increased net interest income, a higher provision for credit losses, an increase in service charge and loan servicing income, and a significant increase in many noninterest expense areas. Also during 2023 the Company sold 100% of its member interest in UFS, LLC, creating a pre-tax gain on sale of $38.9 million. Finally, the Company sold its available for sale US Treasury securities during 2023, creating a pre-tax loss on sale of $7.9 million.

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

Net interest income after provision for credit losses increased by $26.9 million to $128.8 million for the year ended December 31, 2023, from $101.9 million for the year ended December 31, 2022. Interest income on loans increased by $61.9 million, or 57.8%, from 2022 to 2023. Total average interest-earning assets increased to $3.66 billion for the year ended December 31, 2023 from $3.09 billion for the year ended December 31, 2022. The Bank’s net interest margin increased twenty-eight basis points to 3.69% for the year ended December 31, 2023, up from 3.41% for the year ended December 31, 2022.

Interest Income.  Total interest income increased $65.9 million, or 56.6%, to $182.5 million for the year ended December 31, 2023, up from $116.5 million for the year ended December 31, 2022. This increase was driven by an increase in average rates earned on interest-earning assets, rising from 3.82% during 2022 to 5.03% during 2023, and a $565.4 million increase in average interest-earning assets during 2023 when compared to 2022. Most of the growth in average interest-earning assets was the result of the acquisitions of Denmark and Hometown.

Interest Expense.  Interest expense increased $36.6 million, or 293.6%, to $49.0 million for the year ended December 31, 2023, up from $12.4 million for the year ended December 31, 2022. The increase was driven by a combination of increases in the average rates paid on interest-bearing liabilities, rising from 0.60% during 2022 to 2.04% during 2023, and a $311.0 million increase in average interest-bearing liabilities. Once again, most of the growth in average interest-bearing liabilities was the result of the acquisitions of Denmark and Hometown.

Interest expense on interest-bearing deposits increased by $32.1 million to $42.4 million for the year ended December 31, 2023, from $10.3 million for the year ended December 31, 2022. This increase was due to a higher interest rate environment driving an increase in average rates paid on interest-bearing deposits, rising from 0.54% during 2022 to 1.84% during 2023, and growth of $398.9 million year-over-year  in average interest-bearing deposits.

Provision for Credit Losses.  Credit risk is inherent in the business of making loans. We establish an allowance for credit losses through charges to earnings, which are shown in the statements of income as the provision for credit losses. Specifically identifiable and quantifiable known losses are promptly charged off against the allowance. The provision for credit losses is determined by conducting a quarterly evaluation of the adequacy of our allowance for credit losses and charging the shortfall or excess, if any, to the current quarter’s expense. This has the effect of creating variability in the amount and frequency of charges to earnings. The provision for credit losses and level of allowance for each period are dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management’s assessment of the quality of the loan portfolio, the valuation of problem loans and the general economic conditions in our market area. The determination of the amount is complex and involves a high degree of judgment and subjectivity.

We recorded a provision for credit losses of $4.7 million for the year ended December 31, 2023, compared to $2.2 million for the year ended December 31, 2022. The increased provision for credit losses during 2023 was primarily result of ASU 2016-13, which was adopted at the beginning of 2023, requiring a provision to be recorded related to loans acquired from Hometown. Metrics regarding the credit quality of the Bank’s loan portfolio continue to show very little in terms of credit stress during 2023. The ACL-Loans was $43.6 million, or 1.30% of total loans, at December 31, 2023 compared to $22.7 million, or 0.78% of total loans at December 31, 2022. The increased ACL - Loans coverage was also the result of adopting ASU 2016-13 as of January 1, 2023.

Noninterest Income.  Noninterest income is an important component of our total revenues. A significant portion of our noninterest income has historically been associated with service charges and income from the Bank’s unconsolidated subsidiaries, Ansay and UFS. Other typical sources of noninterest income include loan servicing fees and gains on sales of mortgage loans.

Noninterest income increased by $38.4 million, or 195.0% to $58.1 million for 2023, up from $19.7 million during 2022. The primary driver of the increase in noninterest income was the aforementioned $38.9 million pre-tax gain on sale of UFS during 2023. This sale also led to a decrease in the income provided by UFS during 2023 as this revenue stream no longer existed during the final quarter. The continued slowdown in the retail mortgage lending market during 2023 led to a $0.7 million decline in gains on sales of mortgage loans to the secondary market year-over-year. While this slowdown continued from 2022, the positive impact it had on the valuation of the Company’s mortgage servicing rights (“MSR”) was less significant during 2023, leading to only $0.4 million in positive valuation adjustments to MSRs in 2023 compared to $2.9 million in 2022. Finally, income from service charges and loan servicing saw a significant increase year-over-year as a result of added scale from the acquisitions of Denmark and Hometown. The major components of our noninterest income are listed in the table below:

	For the Years Ended
	December 31,
	2023	2022

(in thousands)
Noninterest Income
Service charges	$7,033	$5,810
Income from Ansay	2,922	2,558
Income from UFS	2,265	3,055
Loan servicing income	2,860	1,922
Valuation adjustment on MSR	395	2,865
Net gain on sales of mortgage loans	897	1,560
Gain on sale of UFS	38,904	—
Other	2,839	1,931
Total noninterest income	$58,115	$19,701

Noninterest Expense.  Noninterest expense increased $26.2 million to $88.1 million for the year ended December 31, 2023, up from $62.0 million for the year ended December 31, 2022. One driver of this increase in noninterest expense was the aforementioned sale of a significant number of available for sale securities during 2023, resulting in a $7.9 million pre-tax loss during 2023. These securities had an average yield of 1.36%. Proceeds of these sales were reinvested in a combination of short and long-term investments with an average yield of 4.98%. Personnel expense increased $7.2 million, or 21.7%,  data processing expense increased $1.7 million, or 26.7%, postage, stationary and supplies expense increased $0.3 million, or 40.6%, charitable contributions expense increased by $0.2 million, or 31.5%, advertising expense increased $0.1 million, or 19.9%, and other noninterest expense increased $2.7 million, or 42.1%, all primarily as a result of the added scale from the Denmark and Hometown acquisitions. Outside service fees decreased $0.4 million, or 5.6%, primarily as a result of nearly all legal and professional fees related to the Denmark acquisition and many of these same fees related to the Hometown acquisition occurring during 2022. Amortization of intangibles increased by $4.0 million, or 172.8%, as the acquisitions of Denmark and Hometown created core deposit intangibles of $15.1 million and $16.5 million, respectively, which began amortizing on the date those transactions closed. These acquisitions also resulted in several former bank branches of those institutions becoming other real estate owned, leading to the significant losses on sales and valuations of these buildings during 2023.The major components of our noninterest expense are listed in the table below:

	For the Years Ended
	December 31,
	2023	2022
(In thousands)
Noninterest Expense
Salaries, commissions, and employee benefits	$40,355	$33,155
Occupancy	5,670	5,467
Data processing	8,011	6,324
Postage, stationary, and supplies	1,084	771
Advertising	326	271
Charitable contributions	944	718
Outside service fees	6,350	6,727
Net loss (gain) on sales and valuations of other real estate owned	2,133	(146)
Net loss on sales of securities	7,901	—
Amortization of intangibles	6,324	2,318
Other	9,021	6,348
Total noninterest expenses	$88,119	$61,953

Income Tax Expense.  We recorded a provision for income taxes of $24.3 million for the year ended December 31, 2023, compared to $14.4 million for the year ended December 31, 2022, reflecting effective tax rates of 24.6% and  24.2%, respectively. The income tax expense related to the gain on sale of UFS offset the impact of legislation passed as part of the 2023 Wisconsin state budget which exempts interest and fees earned on certain commercial loans of $5 million or less made to borrowers who reside or are located in the state of Wisconsin. The expected future reduction in the Bank’s effective tax rate as a result of this legislation resulted in a valuation allowance on our deferred tax assets totaling $2.5 million, adding to income tax expense for 2023.

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

The following tables set forth the distribution of our average assets, liabilities and shareholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the periods indicated:

	For the Year Ended December 31,
	2023			2022			2021
		Interest	Rate		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expenses (1)	Paid (1)	Balance	Expenses (1)	Paid (1)	Balance	Expenses (1)	Paid (1)

	(dollars in thousands)
ASSETS
Interest-earning assets
Loans (2)
Taxable	$3,172,468	$165,113	5.20%	$2,434,554	$103,612	4.26%	$2,128,327	$90,172	4.24%
Tax-exempt	103,957	4,686	4.51%	96,183	4,227	4.39%	88,978	4,113	4.62%
Securities
Taxable (available for sale)	185,867	5,851	3.15%	227,101	5,230	2.30%	103,277	2,788	2.70%
Tax-exempt (available for sale)	36,690	1,195	3.26%	81,181	2,140	2.64%	70,864	2,207	3.11%
Taxable (held to maturity)	71,908	2,678	3.72%	24,416	670	2.74%	—	—	—%
Tax-exempt (held to maturity)	4,426	115	2.60%	5,396	139	2.58%	6,098	155	2.54%
Cash and due from banks	79,822	4,104	5.14%	220,929	1,883	0.85%	237,021	310	0.13%
Total interest-earning assets	3,655,138	183,742	5.03%	3,089,760	117,901	3.82%	2,634,565	99,745	3.79%
Non interest-earning assets	447,934			280,249			222,548
Allowance for loan losses	(41,714)			(22,152)			(19,320)
Total assets	$4,061,358			$3,347,857			$2,837,793
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Checking accounts	$293,568	$5,362	1.83%	$253,443	$1,075	0.42%	$209,970	$252	0.12%
Savings accounts	833,360	9,796	1.18%	691,599	3,099	0.45%	497,958	1,773	0.36%
Money market accounts	665,988	12,722	1.91%	666,717	3,025	0.45%	664,591	2,115	0.32%
Certificates of deposit	509,273	14,396	2.83%	286,054	2,818	0.99%	278,602	2,967	1.06%
Brokered Deposits	3,184	90	2.83%	8,587	251	2.92%	14,718	420	2.85%
Total interest bearing deposits	2,305,373	42,366	1.84%	1,906,400	10,268	0.54%	1,665,839	7,527	0.45%
Other borrowed funds	97,384	6,637	6.82%	185,329	2,181	1.18%	63,474	777	1.22%
Total interest-bearing liabilities	2,402,757	49,003	2.04%	2,091,729	12,449	0.60%	1,729,313	8,304	0.48%
Non-interest bearing liabilities
Demand Deposits	1,078,468			878,727			785,364
Other liabilities	10,533			4,971			12,746
Total Liabilities	3,491,758			2,975,427			2,527,423
Shareholders’ equity	569,600			372,430			310,370
Total liabilities & shareholders' equity	$4,061,358			$3,347,857			$2,837,793
Net interest income on a fully taxable equivalent basis		134,739			105,452			91,441
Less taxable equivalent adjustment		(1,259)			(1,366)			(1,359)
Net interest income		$133,480			$104,086			$90,082
Net interest spread (3)			2.99%			3.22%			3.31%
Net interest margin (4)			3.69%			3.41%			3.47%
(1)	Annualized on a fully taxable equivalent basis calculated using a federal tax rate of 21%.
(2)	Nonaccrual loans are included in average amounts outstanding.
(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income on a fully tax equivalent basis as a percentage of average interest-earning assets.

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

	Twelve Months Ended December 31, 2023			Twelve Months Ended December 31, 2022
	Compared with			Compared with
	Twelve Months Ended December 31, 2022			Twelve Months Ended December 31, 2021
	Increase/(Decrease)			Increase/(Decrease)
	Due to Change in			Due to Change in
	Volume	Rate	Total	Volume	Rate	Total

	(dollars in thousands)			(dollars in thousands)
Interest income
Loans
Taxable	$35,439	$26,062	$61,501	$13,031	$409	$13,440
Tax-exempt	348	111	459	323	(209)	114
Securities
Taxable (AFS)	(1,065)	1,686	621	2,905	(463)	2,442
Tax-exempt (AFS)	(1,366)	421	(945)	297	(364)	(67)
Taxable (HTM)	1,696	312	2,008	670	—	670
Tax-exempt (HTM)	(25)	1	(24)	(18)	2	(16)
Cash and due from banks	(1,884)	4,105	2,221	(22)	1,595	1,573
Total interest income	33,143	32,698	65,841	$17,186	$970	$18,156
Interest expense
Deposits
Checking accounts	$196	$4,091	$4,287	$62	$761	$823
Savings accounts	751	5,946	6,697	797	529	1,326
Money market accounts	(3)	9,700	9,697	7	903	910
Certificates of deposit	3,410	8,168	11,578	78	(227)	(149)
Brokered Deposits	(153)	(8)	(161)	(179)	10	(169)
Total interest bearing deposits	4,201	27,897	32,098	765	1,976	2,741
Other borrowed funds	(1,482)	5,938	4,456	1,435	(31)	1,404
Total interest expense	2,719	33,835	36,554	2,200	1,945	4,145
Change in net interest income	$30,424	$(1,137)	$29,287	$14,986	$(975)	$14,011

CHANGES IN FINANCIAL CONDITION

Total Assets.  Total assets increased $561.4 million, or 15.3%, to $4.22 billion at December 31, 2023 from $3.66 billion at December 31, 2022. The primary driver of this increase, as with most of the categories below, was our acquisition of Hometown, consisting of $615.1 million in assets, during 2023.

Cash and Cash Equivalents.  Cash and cash equivalents increased by $128.1 million, or 107.3%, to $247.5 million at December 31, 2023 from $119.4 million at December 31, 2022.

Investment Securities.  The carrying value of total investment securities decreased by $104.2 million to $245.5 million at December 31, 2023 from $349.7 million at December 31, 2022. This decrease was the result of sales of available for sale securities during 2023 as well as maturities of securities for which we chose to retain the funds in cash and cash equivalents rather than reinvest in securities.

Loans.  Net loans increased by $428.1 million, or 14.9%, to $3.30 billion at December 31, 2023 from $2.87 billion at December 31, 2022.

Bank-Owned Life Insurance.  At December 31, 2023, our investment in bank-owned life insurance was $61.3 million, an increase of $15.2 million from $46.1 million at December 31, 2022.

Deposits.  Deposits increased $372.7 million, or 12.2%, to $3.43 billion at December 31, 2023 from $3.06 billion at December 31, 2022.

Borrowings.  At December 31, 2023 and 2022, borrowings consisted of advances from the FHLB of Chicago, subordinated debt to other banks and a junior subordinated debenture related to the Hometown Bancorp, Ltd. Capital Trust I. FHLB borrowings totaled $35.3 million and $1.9 million at December 31, 2023 and 2022, respectively. Subordinated debt decreased from $23.5 million at December 31, 2022 to $12.0 million at December 31, 2023. The junior subordinated debenture, which resulted from the acquisition of Hometown, totaled $4.1 million at December 31, 2023.

Stockholders’ Equity.  Total stockholders’ equity increased $166.7 million, or 36.8%, to $619.8 million at December 31, 2023 from $453.1 million at December 31, 2022.

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

Our loan portfolio is our most significant earning asset, comprising 79.3%, 79.1% and 76.1% of our total assets as of December 31, 2023, 2022 and 2021, respectively. Our strategy is to grow our loan portfolio by originating quality commercial and consumer loans that comply with our credit policies and that produce revenues consistent with our financial objectives. We believe our loan portfolio is well-balanced, which provides us with the opportunity to grow while monitoring our loan concentrations.

Total loans increased $449.0 million, or 15.5%, to $3.34 billion as of December 31, 2023 as compared to $2.89 billion as of December 31, 2022. Our loan growth during the year ended December 31, 2023 has been comprised of a decrease of $4.5 million, or 0.9%, in commercial and industrial loans, an increase of $301.1 million, or 21.5%, in commercial real estate loans, an increase of $1.1 million, or 0.6%, in construction and development loans, an increase of $149.1 million, or 20.2%, in residential 1-4 family loans and an increase of $2.2 million, or 3.5%, in consumer and other loans.

The following table presents the balance and associated percentage of each major category in our loan portfolio at December 31, 2023, 2022, and 2021:

	December 31,
		% of		% of		% of
(In thousands)	2023	Total	2022	Total	2021	Total

Commercial & industrial	$487,893	15%	$492,450	17%	$366,166	16%
Commercial real estate
Owner Occupied	894,596	27%	716,963	25%	574,565	26%
Non-owner occupied	472,321	14%	391,040	13%	298,539	13%
Multi-family	332,757	10%	290,580	10%	238,353	11%
Construction & Development	200,835	6%	199,708	7%	132,454	6%
Residential 1-4 family	888,639	27%	739,514	25%	571,845	26%
Consumer	50,950	1%	44,963	2%	32,131	1%
Other Loans	14,983	—%	18,760	1%	21,461	1%
Total Loans	$3,342,974	100%	$2,893,978	100%	$2,235,514	100%

Our directors and officers and their affiliates are customers of, and have other transactions with, the Bank in the normal course of business. All loans and commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than normal risk of collection or present other unfavorable features. At December 31, 2023 and December 31, 2022, total loans outstanding to such directors and officers and their affiliates were $63.9 million and $70.2 million, respectively. During the year ended December 31, 2023, $24.5 million of additions and $30.8 million of repayments were made to these loans, compared to $46.5 million of additions and $49.8 million of repayments during the year ended December 31, 2022. At December 31, 2023 and December 31, 2022, all of the loans to directors and officers were performing according to their original terms.

Loan segments

Changes in the principal segments of our loan portfolio are discussed below. Descriptions of and risks related to these segments can be found in the consolidated financial statements and footnotes presented elsewhere in this report.

Commercial and Industrial (C&I).  Our C&I portfolio totaled $487.9 million and $492.5 million at December 31, 2023 and 2022, respectively, and represented 15% and 17% of our total loans, respectively. C&I loans decreased 0.9% during 2023, as a result of exiting a few nonperforming borrowers and borrowers from acquired institutions that did not fit the Bank’s lending philosophy. C&I loans increased 34.5% during 2022 primarily as a result of loans acquired from Denmark during 2022, slightly offset by significant levels of PPP loans being forgiven during the year.

Commercial Real Estate (CRE).  Our CRE loan portfolio totaled $1.70 billion and $1.40 billion at December 31, 2023 and 2022, respectively, and represented 51% and 48% of our total loans, respectively. Our CRE loans increased 21.5% during 2023, primarily as a result of loans acquired from Hometown during 2023. Our CRE loans increased 25.8% during 2022, primarily as a result of loans acquired from Denmark during 2022.

Construction and Development (C&D).  Our C&D loan portfolio totaled $200.8 million and $199.7 million at December 31, 2023 and 2022, respectively, and represented 6% and 7% of our total loans, respectively. C&D loans increased 0.6% during 2023, as a result of management making a strategic decision to limit growth in this area. C&D loans increased 50.8% during 2022, primarily as a result of loans acquired from Denmark during 2022.

Residential 1-4 Family. Our residential 1-4 family loan portfolio totaled $888.6 million and $739.5 million at December 31, 2023 and 2022, respectively, and represented 27% and 25% of our total loans, respectively. Residential 1-4 family loans increased 20.2% during 2023, primarily as a result of loans acquired from Hometown during 2023. Residential 1-4 family loans increased 29.3% during 2022, primarily as a result of loans acquired from Denmark during 2022.

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

We were servicing mortgage loans sold to others without recourse of approximately $1.18 billion and $866.9 million at December 31, 2023 and 2022, respectively.

Loans sold with the retention of servicing assets result in the capitalization of servicing rights. Loan servicing rights are subsequently amortized as an offset to other income over the estimated period of servicing. The net balance of capitalized servicing rights amounted to $13.7 million and $9.6 million at December 31, 2023 and 2022, respectively.

Consumer Loans.  Our consumer loan portfolio totaled $51.0 million and $45.0 million at December 31, 2023 and 2022, respectively, and represented 1% and 2% of our total loans, respectively. Consumer loans include secured and unsecured loans, lines of credit and personal installment loans. Our consumer loans increased by 13.3% and 39.9% during 2023 and 2022, respectively.

Other Loans.  Our other loans totaled $15.0 million and $18.8 million at December 31, 2023 and 2022, respectively, and are immaterial to the overall loan portfolio. The other loans category consists primarily of overdrawn depository accounts, loans utilized to purchase or carry securities and loans to nonprofit organizations.

Loan Portfolio Maturities.

The following tables summarize the dollar amount of loans maturing in our portfolio based on their loan type, fixed or variable rate of interest, and contractual terms to maturity at December 31, 2023. The tables do not include any estimate of prepayments, which can significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One Year or	One to Five	Five to Fifteen	Over Fifteen
	Less	Years	Years	Years	Total

	(dollars in thousands)
Commercial & industrial	$101,801	$256,078	$126,788	$3,226	$487,893
Commercial real estate
Owner Occupied	90,210	387,505	339,011	77,870	894,596
Non-owner Occupied	57,783	237,426	168,851	8,261	472,321
Multi-family	14,159	128,422	189,825	351	332,757
Construction & Development	27,899	56,405	61,798	54,733	200,835
Residential 1-4 family	15,601	104,794	236,583	531,661	888,639
Consumer and other	6,094	38,862	16,633	4,344	65,933
Total	$313,547	$1,209,492	$1,139,489	$680,446	$3,342,974
Fixed Rate Loans:
Commercial & industrial	$12,626	$222,308	$88,840	$3,171	$326,945
Commercial real estate
Owner Occupied	37,726	331,781	147,682	21,031	538,220
Non-owner Occupied	49,109	227,264	56,423	—	332,796
Multi-family	14,104	123,124	135,746	—	272,974
Construction & Development	17,722	53,231	45,238	35,430	151,621
Residential 1-4 family	8,132	84,741	192,964	277,503	563,340
Consumer and other	5,247	37,888	16,173	4,344	63,652
Total	$144,666	$1,080,337	$683,066	$341,479	$2,249,548
Floating Rate Loans:
Commercial & industrial	$89,175	$33,770	$37,948	$55	$160,948
Commercial real estate
Owner Occupied	52,484	55,724	191,329	56,839	356,376
Non-owner Occupied	8,674	10,162	112,428	8,261	139,525
Multi-family	55	5,298	54,079	351	59,783
Construction & Development	10,177	3,174	16,560	19,303	49,214
Residential 1-4 family	7,469	20,053	43,619	254,158	325,299
Consumer and other	847	974	460	—	2,281
Total	$168,881	$129,155	$456,423	$338,967	$1,093,426

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

Our nonperforming assets consist of nonperforming loans and foreclosed real estate. Nonperforming loans are those on which the accrual of interest has stopped, as well as loans that are contractually 90 days past due on which interest continues to accrue. The composition of our nonperforming assets is as follows:

	As of December 31,	As of December 31,	As of December 31,
	2023	2022	2021

	(dollars in thousands)
Nonperforming loans
Nonaccrual loans
Commercial & industrial	$1,344	$418	$247
Commercial real estate
Owner Occupied	3,877	2,688	5,884
Non-owner Occupied	—	—	650
Multi-family	—	—	—
Construction & Development	—	17	19
Residential 1-4 family	429	505	439
Consumer and other	12	—	2
Total nonaccrual loans	5,662	3,628	7,241
Loans past due > 90 days, but still accruing
Commercial & industrial	106	—	738
Commercial real estate
Owner Occupied	252	—	—
Non-owner Occupied	—	—	—
Multi-family	—	—	—
Construction & Development	—	—	—
Residential 1-4 family	507	268	245
Consumer and other	28	5	16
Total loans past due > 90 days, but still accruing	893	273	999
Total nonperforming loans	$6,555	$3,901	$8,240
OREO
Commercial real estate owned	$—	$—	$—
Residential real estate owned	—	—	10
Acquired bank property real estate owned	2,573	2,520	140
Total OREO	$2,573	$2,520	$150
Total nonperforming assets ("NPAs")	$9,128	$6,421	$8,390
Accruing modified loans to borrowers experiencing financial difficulty (1)	$21	$450	$484
Ratios
Nonaccrual loans to total loans	0.17%	0.13%	0.32%
NPAs to total loans plus OREO	0.27%	0.22%	0.38%
NPAs to total assets	0.21%	0.18%	0.29%
ACL - Loans to nonaccrual loans	770%	625%	281%
ACL - Loans to total loans	1.30%	0.78%	0.91%

(1)	Amounts prior to January 1, 2023 represent accruing troubled debt restructured loans.

At December 31, 2023, 2022 and 2021, loans individually evaluated had specific reserves of $4,245,000, $8,000 and $964,000, respectively. Levels of specific reserves are dependent on the specific underlying impaired loans at any given time. Management has evaluated the aforementioned loans and other loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for credit losses at December 31, 2023.

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

For further details on the Company’s ACL – Loans, refer to the footnotes presented along with the consolidated financial statements elsewhere in this report.

At December 31, 2023, the ACL - Loans was $43.6 million (representing 1.30% of period end loans). The Company adopted CECL as of January 1, 2023, which increased the ACL - Loans by $11.0 million. In addition, the ACL - Loans increased due to the acquisition of Hometown, which required a $3.6 million provision for credit losses on non-Purchase Credit Deteriorated (“PCD”) loans and a $5.5 million reserve related to PCD loans. The reserve related to PCD loans was recorded as an adjustment to the acquisition date fair values on these loans and was not included in the provision for credit losses. Net charge-offs remain negligible.

The following table summarizes the changes in our ACL - Loans for the years indicated:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2023	2022	2021

	(dollars in thousands)
Balance of ACL - Loans at the beginning of period	$22,680	$20,315	$17,658
Adoption of CECL	10,972	—	—
ACL - Loans on PCD loans acquired	5,534	—	—
Net loans charged-off (recovered):
Commercial & industrial	(22)	(499)	180
Commercial real estate - owner occupied	(70)	816	275
Commercial real estate - non-owner occupied	—	(360)	(5)
Commercial real estate - multi-family	—	—	—
Construction & Development	—	(152)	(143)
Residential 1-4 family	(106)	26	110
Consumer	—	21	6
Other Loans	67	(17)	20
Total net loans recovered	(131)	(165)	443
Provision charged to operating expense	4,292	2,200	3,100
Balance of ACL - Loans at end of period	$43,609	$22,680	$20,315
Ratio of net charge-offs (recoveries) to average loans by loan composition
Commercial & industrial	(0.00)%	(0.12)%	0.05%
Commercial real estate - owner occupied	(0.01)%	0.13%	0.05%
Commercial real estate - non-owner occupied	—%	(0.06)%	—%
Commercial real estate - multi-family	—%	—%	—%
Construction & Development	—%	(0.09)%	(0.11)%
Residential 1-4 family	(0.01)%	—%	0.02%
Consumer	—%	0.05%	0.02%
Other Loans	0.36%	(0.04)%	0.07%
Total net charge-offs (recoveries) to average loans	(0.00)%	(0.01)%	0.02%

The level of charge-offs depends on many factors, including the national and regional economy. Cyclical lagging factors may result in charge-offs being higher than historical levels. The dollar amount of the ACL - Loans increased primarily as a result of loan growth and changes in the portfolio composition. Although the allowance is allocated between categories, the entire allowance is available to absorb losses attributable to all loan categories. Management believes that the ACL - Loans is adequate.

The following table summarizes an allocation of the ACL - Loans and the related percentage of loans outstanding in each category for the periods below.

	As of December 31
	2023		2022		2021
		% of		% of		% of
(in thousands, except %)	Amount	Loans	Amount	Loans	Amount	Loans
Loan Type:
Commercial & industrial	$5,965	15%	$4,071	17%	$3,699	16%
Commercial real estate - owner occupied	12,285	27%	5,204	25%	5,633	26%
Commercial real estate - non-owner occupied	5,700	14%	2,644	23%	3,123	14%
Commercial real estate - multi-family	4,754	10%	2,761%		2,028	10%
Construction & development	3,597	6%	1,592	7%	984	6%
Residential 1-4 family	10,620	27%	5,944	25%	4,445	26%
Consumer	615	1%	314	2%	224	1%
Other loans	73	—%	150	1%	179	1%
Total allowance	$43,609	100%	$22,680	100%	$20,315	100%

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

Deposits.  Our current deposit products include non-interest bearing and interest-bearing checking accounts, savings accounts, money market accounts, and certificate of deposits. As of December 31, 2023, deposit liabilities accounted for approximately 81.3% of our total liabilities and equity. We accept deposits primarily from customers in the communities in which our branches and offices are located, as well as from small businesses and other customers throughout our lending area. We rely on our competitive pricing and products, quality customer service, and convenient locations and hours to attract and retain deposits. Deposit rates and terms are based primarily on current business strategies, market interest rates, liquidity requirements and our deposit growth goals.

Total deposits were $3.43 billion and $3.06 billion as of December 31, 2023 and 2022, respectively. Noninterest-bearing deposits at December 31, 2023 and 2022 were $1.05 billion and $934.1 million, respectively, while interest-bearing deposits were $2.38 billion and $2.13 billion at December 31, 2023 and 2022, respectively.

At December 31, 2023, we had a total of $582.0 million in certificates of deposit, including $0.7 million of brokered deposits, of which $0.7 million had remaining maturities of one year or less. Based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.

The following tables set forth the average balances of our deposits for the periods indicated:

	Year ended		Year ended		Year ended
	December 31, 2023		December 31, 2022		December 31, 2021
	Amount	Percent	Amount	Percent	Amount	Percent

	(dollars in thousands)

Noninterest-bearing demand deposits	$1,078,468	31.9%	$878,727	31.6%	$785,364	32.0%
Interest-bearing checking deposits	293,568	8.7%	253,443	9.1%	209,970	8.6%
Savings deposits	833,360	24.6%	691,599	24.8%	497,958	20.3%
Money market accounts	665,988	19.7%	666,717	23.9%	664,591	27.1%
Certificates of deposit	509,273	15.1%	286,054	10.3%	278,602	11.4%
Brokered deposits	3,184	0.1%	8,587	0.3%	14,718	0.6%
Total	$3,383,841	100%	$2,785,127	100%	$2,451,203	100%

The following table provides information on maturities of certificates of deposits which exceed FDIC insurance limits of $250,000 as of December 31, 2023:

	Time Deposits over FDIC	Portion of Time Deposits in
	Insurance Limits	Excess of FDIC Insurance Limits

	(dollars in thousands)
3 months or less remaining	$62,889	$34,139
Over 3 to 6 months remaining	26,972	10,472
Over 6 to 12 months remaining	41,665	21,665
Over 12 months or more remaining	11,169	3,919
Total	$142,695	$70,195

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

The following table summarizes securities sold under repurchase agreements, and the weighted average interest rates paid:

	Year ended December 31,
(dollars in thousands)	2023	2022	2021
Average daily amount of securities sold under repurchase agreements during the period	$36,833	$25,749	$34,637
Weighted average interest rate on average daily securities sold under repurchase agreements	4.92%	2.11%	0.03%
Maximum outstanding securities sold under repurchase agreements at any month-end	$75,747	$97,196	$57,915
Securities sold under repurchase agreements at period end	$75,747	$97,196	$41,122
Weighted average interest rate on securities sold under repurchase agreements at period end	5.31%	4.31%	0.02%

Lines of credit and other borrowings

The Company’s other borrowings have historically consisted primarily of short-term FHLB of Chicago advances collateralized by a blanket pledge agreement on the Company’s FHLB capital stock and retail and commercial loans held in the Company’s portfolio. There were $35.3 million and $1.9 million of advances outstanding from the FHLB at December 31, 2023 and 2022, respectively. See Note 14 “Notes Payable” of the Notes to Consolidated Financial Statements under Part II, Item 8 for additional disclosures.

The total loans pledged as collateral were $1.49 billion and $1.15 billion at December 31, 2023 and 2022, respectively.

The Company maintains a $7.5 million line of credit with a commercial bank, which was entered into on May 15, 2022. There were no outstanding balances on this note at December 31, 2023 or 2022. Any future borrowings will require monthly payments of interest at a variable rate, and will be due in full on May 15, 2024.

During September 2017, the Company entered into subordinated note agreements with three separate commercial banks under which it borrowed $11.5 million. These notes were all issued with 10-year maturities, carried interest at a variable rate payable quarterly, were callable on or after the sixth anniversary of the issuance dates, and qualified for Tier 2 capital for regulatory purposes. These notes were repaid in full during October 2023.

On July 22, 2020, the Company entered into subordinated note agreements with two separate commercial banks. The Company had through December 31, 2020, to borrow funds up to a maximum availability of $6.0 million under each agreement, or $12.0 million total. These notes were issued with 10-year maturities, carry interest at a fixed rate of 5.0% through June 30, 2025, and at a variable rate thereafter, payable quarterly. These notes are callable on or after January 1, 2026 and qualify for Tier 2 capital for regulatory purposes. The Company had outstanding balances of $6.0 million under these agreements at December 31, 2023 and 2022.

During August 2022, the Company entered into subordinated note agreements with an individual. The Company had outstanding balances of $6.0 million under these agreements as of December 31, 2023 and 2022. These notes were issued with 10-year maturities, carry interest at a fixed rate of 5.25% through August 6, 2027, and at a variable rate thereafter, payable quarterly. These notes are callable on or after August 6, 2027 and qualify for Tier 2 capital for regulatory purposes. The individual associated with these subordinated note agreements is not a related party of the Company.

As a result of the acquisition of Hometown during February 2023, the Company acquired all of the common securities of Hometown’s wholly-owned subsidiaries, Hometown Bancorp, Ltd. Capital Trust I (“Trust I”) and Hometown Bancorp, Ltd. Capital Trust II (“Trust II”). The Company also assumed adjustable rate junior subordinated debentures issued to these trusts. The junior subordinated debentures issued to Trust I and Trust II totaled $4.1 million and $8.2 million, respectively, carried interest at floating rates resetting on each quarterly payment date, and were due on January 7, 2034 and December 15, 2036, respectively. Applicable discounts originally totaling $1.5 million were recorded to carry the assumed debentures at their then estimated fair value and were being accreted to interest expense over the remaining life of the debentures. Both junior subordinated debentures were redeemable by the Company, subject to prior approval by the Federal Reserve Bank, on any quarterly payment date. The junior subordinated debentures represented the sole asset of Trust I and Trust II. The trusts were not included in the Company’s consolidated financial statements. The net effect of all agreements assumed with respect to Trust I and Trust II is that the Company, through payments on its debentures, was liable for the distributions and other payments required on the trusts’ preferred securities. Trust I and Trust II also provided the Company with $12.0 million in Tier 1 capital for regulatory capital purposes. The Company redeemed the junior subordinated debenture related to Trust II during December 2023, resulting in Trust II’s dissolution. The Company redeemed the junior subordinated debenture related to Trust I on January 8, 2024, resulting in Trust I’s dissolution. As a result of the redemption of the junior subordinated debenture related to Trust II and notification of the Company’s intent to redeem the junior subordinated debenture of Trust I prior to December 31, 2023, the Company amortized the remaining original fair value discounts into interest expense during 2023.

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

Securities available for sale consist of U.S. Treasury securities, obligations of states and political subdivision, agency mortgage-backed securities, corporate notes, and certificates of deposits. Securities classified as available for sale, which management has the intent and ability to hold for an indefinite period of time, but not necessarily to maturity, are carried at fair value, with unrealized gains and losses, net of related deferred income taxes, included in stockholders’ equity as a separate component of other comprehensive income. The fair value of securities available for sale totaled $142.2 million and included gross unrealized gains of $86,000 and gross unrealized losses of $12.2 million at December 31, 2023. At December 31, 2022, the fair value of securities available for sale totaled $304.6 million and included gross unrealized gains of $0.5 million and gross unrealized losses of $21.8 million.

Securities classified as held to maturity consist of U.S. Treasury securities and obligations of states and political subdivisions. These securities, which management has the intent and ability to hold to maturity, are reported at amortized cost. Securities held to maturity as of December 31, 2023 and 2022, are carried at their amortized cost of $103.3 million and $45.1 million, respectively.

The Company recognized a net loss on sale of investment securities of $7.9 million during the year ended December 31, 2023. The Company did not sell any securities in 2022.

The following tables set forth the composition and maturities of investment securities as of December 31, 2023 and December 31, 2022. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

			After One, But		After Five, But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
At December 31, 2023	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)

	(dollars in thousands)
Available for sale securities
Obligations of U.S. Government sponsored agencies	$980	5.1%	$1,464	5.0%	$16,202	2.2%	$12,807	2.2%	$31,453	2.5%
Obligations of states and political subdivisions	—	—%	9,828	4.1%	14,542	3.5%	39,559	2.8%	63,929	3.1%
Mortgage-backed securities	3,579	2.6%	8,649	3.3%	11,788	4.1%	13,773	3.7%	37,789	3.6%
Corporate notes	4,995	3.3%	5,000	6.5%	9,119	3.4%	1,543	6.5%	20,657	4.4%
Certificates of deposit	490	1.3%	—	—%	—	—%	—	—%	490	1.3%
Total available for sale securities	$10,044	3.1%	$24,941	4.4%	$51,651	3.2%	$67,682	2.9%	$154,318	3.3%
Held to maturity securities
U.S. Treasury securities	$16,816	3.4%	$60,714	3.6%	$21,643	4.7%	$—	—	$99,173	3.8%
Obligations of states and political subdivisions	956	2.7%	2,324	2.5%	871	3.0%	—	—%	4,151	2.6%
Total held to maturity securities	$17,772	3.4%	$63,038	3.6%	$22,514	4.6%	$—	—%	$103,324	3.8%
Total	$27,816	3.3%	$87,979	3.8%	$74,165	3.7%	$67,682	2.9%	$257,642	3.5%

			After One, But		After Five, But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
At December 31, 2022	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)

	(dollars in thousands)
Available for sale securities
U.S. Treasury securities	$99,991	1.2%	$9,857	1.2%	$39,766	1.5%	$—	—%	149,614	1.3%
Obligations of U.S. Government sponsored agencies	—	—%	—	—%	12,846	1.5%	12,089	1.9%	24,935	1.7%
Obligations of states and political subdivisions	3,927	3.0%	5,541	3.6%	24,338	3.5%	56,895	3.0%	90,701	3.2%
Mortgage-backed securities	3,358	2.4%	9,829	2.9%	12,608	3.2%	12,906	3.4%	38,701	3.1%
Corporate notes	—	—%	4,983	3.3%	14,674	3.6%	1,348	8.6%	21,005	3.8%
Certificates of deposit	503	1.1%	501	1.2%	—	—%	—	—%	1,004	1.2%
Total available for sale securities	$107,779	1.3%	$30,711	2.5%	$104,232	2.5%	$83,238	3.0%	$325,960	2.2%
Held to maturity securities
U.S. Treasury securities	$—	—%	$35,772	2.7%	$4,130	3.6%	$—	—%	39,902	2.9%
Obligations of states and political subdivisions	389	3.2%	3,935	2.6%	871	3.1%	—	—%	5,195	2.7%
Total held to maturity securities	$389	3.2%	$39,707	2.7%	$5,001	4.2%	$—	—%	$45,097	2.9%
Total	$108,168	1.3%	$70,418	2.6%	$109,233	2.6%	$83,238	3.0%	$371,057	2.3%
(1)	Weighted Average Yield is shown on a fully taxable equivalent basis using a federal tax rate of 21%.

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

Our liquidity is maintained through investment portfolio, deposits, borrowings from the FHLB, and lines available from correspondent banks. Our highest priority is placed on growing noninterest bearing deposits through strong community involvement in the markets that we serve. Borrowings and brokered deposits are considered short-term supplements to our overall liquidity but are not intended to be relied upon for long-term needs. We believe that our present position is adequate to meet our current and future liquidity needs, and management knows of no trend or event that will have a material impact on the Company’s ability to maintain liquidity at satisfactory levels. Management further believes that our present position is adequate to assure that securities classified as held to maturity will not need to be sold prior to maturity.

Capital Adequacy.  Total shareholders’ equity was $619.8 million at December 31, 2023, compared to $453.1 million at December 31, 2022. Our total shareholders’ equity increased during 2023 and 2022 as a result of our profitability, reduced by dividends paid and common share repurchases. Growth in shareholders’ equity was further stimulated by the acquisitions of Hometown during 2023 and Denmark during 2022.

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

					Minimum Capital Required		Minimum To Be Well-
			Minimum Capital		for Capital Adequacy Plus		Capitalized Under prompt
			Required for Capital		Capital Conservation Buffer		corrective Action
	Actual		Adequacy		Basel III Phase-In Schedule		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
At December 31, 2023
Bank First Corporation:
Total capital (to risk-weighted assets)	$484,398	14.0%	$276,904	8.0%	$363,437	10.5%	N/A	N/A
Tier I capital (to risk-weighted assets)	437,979	12.7%	207,678	6.0%	294,211	8.5%	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	433,979	12.5%	155,759	4.5%	242,291	7.0%	N/A	N/A
Tier I capital (to average assets)	437,979	11.1%	158,581	4.0%	158,581	4.0%	N/A	N/A
Bank First, N.A:
Total capital (to risk-weighted assets)	$446,634	12.9%	$276,726	8.0%	$363,202	10.5%	$345,907	10.0%
Tier I capital (to risk-weighted assets)	412,215	11.9%	207,544	6.0%	294,021	8.5%	276,726	8.0%
Common equity tier I capital (to risk-weighted assets)	412,215	11.9%	155,658	4.5%	242,135	7.0%	224,840	6.5%
Tier I capital (to average assets)	412,215	10.4%	158,585	4.0%	158,585	4.0%	198,231	5.0%
At December 31, 2022
Bank First Corporation:
Total capital (to risk-weighted assets)	$387,814	12.2%	$253,689	8.0%	$332,967	10.5%	N/A	N/A
Tier I capital (to risk-weighted assets)	341,634	10.8%	190,627	6.0%	269,545	8.5%	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	341,634	10.8%	142,700	4.5%	221,978	7.0%	N/A	N/A
Tier I capital (to average assets)	341,634	9.7%	140,992	4.0%	140,992	4.0%	N/A	N/A
Bank First, N.A:
Total capital (to risk-weighted assets)	$372,312	11.8%	$253,504	8.0%	$332,724	10.5%	$316,880	10.0%
Tier I capital (to risk-weighted assets)	349,632	11.0%	190,128	6.0%	269,348	8.5%	253,504	8.0%
Common equity tier I capital (to risk-weighted assets)	349,632	11.0%	142,596	4.5%	221,816	7.0%	205,972	6.5%
Tier I capital (to average assets)	349,632	9.9%	140,887	4.0%	140,887	4.0%	176,108	5.0%

As previously mentioned, the Company carried $12.0 million of subordinated debt and $4.0 million of junior subordinated debt as of December 31, 2023 and $23.5 million of subordinated debt as of December 31, 2022, which is included in total capital for the Company in the tables above.

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

Loan commitments and standby and direct pay letters of credit do not necessarily represent our future cash requirements because while the borrower has the ability to draw upon these commitments at any time, these commitments occasionally expire without being drawn upon. Our off-balance sheet arrangements as of December 31, 2023 were as follows:

	Amounts of Commitments Expiring - By Period as of December 31, 2023
		Less Than	One to	Three to	After Five
Other Commitments	Total	One Year	Three Years	Five Years	Years

	(dollars in thousands)
Unused lines of credit	$799,398	$369,800	$129,181	$66,070	$234,347
Standby and direct pay letters of credit	9,785	7,615	1,407	580	183
Credit card arrangements	21,213	—	—	—	21,213
Total commitments	$830,396	$377,415	$130,588	$66,650	$255,743

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

The following table demonstrates, as of December 31, 2023, the annualized result of an interest rate simulation and the estimated effect that a parallel interest rate shift, or “shock,” in the yield curve and subjective adjustments in deposit pricing might have on the Company’s projected net interest income over the next 12 months. This simulation assumes that there is no growth in interest-earning assets or interest-bearing liabilities over the next 12 months. The changes to net interest income shown below are in compliance with the Company’s policy guidelines.

Change in Interest Rates	Percentage Change in
(in Basis Points)	Net Interest Income
+400	0.1%
+300	0.1%
+200	0.1%
+100	0.2%
-100	(0.1)%

Economic Value of Equity Analysis.    We also analyze the sensitivity of the Company’s financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between estimated changes in the present value of the Company’s assets and estimated changes in the present value of the Company’s liabilities assuming various changes in current interest rates. The Company’s economic value of equity analysis as of December 31, 2023 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Company would experience a 4.05% increase in the economic value of equity. At the same date, our analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, the Company would experience 2.10% decrease in the economic value of equity. The estimates of changes in the economic value of our equity require us to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on the economic value of our equity. Although our economic value of equity analysis provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of our equity and will differ from actual results.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Bank First Corporation and Subsidiaries Manitowoc, Wisconsin

Consolidated Financial Statements

Years Ended December 31, 2023, 2022 and 2021

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Bank First Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Bank First Corporation and Subsidiaries (the “Company”) as December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2024, expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audits.

We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses - Loans

As described in Note 4 to the financial statements the Company’s allowance for credit losses on loans (“ACL-Loans”) was $43.6 million as of December 31, 2023.  To estimate the ACL – Loans the Company segments the loan portfolio into loan pools based on loan type and similar credit risk elements. Loans with similar risk characteristics are evaluated in pools and the Company utilizes a discounted cash flow (“DCF”) method where probability of default and loss given default assumptions are applied to a projective model of the pool’s cash flows while considering prepayment and principal curtailment effects. The Company utilizes peer call report data to measure historical credit loss experience with similar risk characteristics within the segments over an economic cycle and has incorporated macroeconomic drivers to adjust the historical loss experience estimate for reasonable and supportable forecasts that are quantitatively related to the Company’s historical credit loss experience. The expected credit losses for each loan pool are then adjusted for changes in qualitative factors not inherently considered in the quantitative analyses and include lending policy, changes in nature and volume of loans, staff experience, changes in volume and trends of problem loans, concentration risk, trends in underlying collateral values, external factors, quality of loan review system and other economic conditions.

We identified the ACL-Loans as a critical audit matter. The principal considerations for our determination included the high degree of judgment and subjectivity in auditing management’s determination of the reasonable and supportable forecasts, and the identification and measurement of qualitative factor adjustments. This required a high degree of effort, specialized skills and knowledge, and significant judgment.

The primary procedures we performed to address this critical audit matter included:

●	Evaluated the design and operating effectiveness of controls relating to the ACL-Loans, including:
o	Controls over the completeness and accuracy of data included in the model used to determine the ACL-Loans, and
o	Controls over management’s review and approval of the ACL-Loans, including management’s determination of the reasonable and supportable forecasts and qualitative factor adjustments applied within the qualitative framework.
●	Evaluated forecast inputs and assumptions and involved our internal specialists to test the model through a recalculation of the DCF methodology within the ACL-Loans model.
●	Evaluated the reasonableness of management’s qualitative factor adjustments, including testing management’s identification of qualitative factors, the application of qualitative factor adjustments within the model, and assessing the completeness and accuracy of data utilized in development of the qualitative adjustments.
●	Evaluated management’s judgments and assumptions related to the qualitative adjustments by assessing relevant trends in credit quality and evaluating the relationship of the trends to the qualitative adjustments applied to the ACL-Loans.

Merger with Hometown Bancorp, Ltd. - Fair Value of Loans Acquired

As described in Note 2 to the financial statements, the Company completed a merger with Hometown Bancorp, Ltd. on February 10, 2023. The Company accounted for this acquisition under the acquisition method of accounting.  The Company recognized the full fair value of assets acquired and liabilities and immediately expensed transaction costs. Determination of the acquisition date fair values of the assets acquired and liabilities assumed required management to make significant estimates and assumptions. Specifically, a high degree of management judgment was required to determine the fair value loan portfolio acquired in the business combination. The fair value of the acquired loans was $395.8 million as of February 10, 2023.

We identified the acquisition date fair value of acquired loans as a critical audit matter. The principal considerations for our determination included the high degree of judgment and subjectivity involved in auditing management’s key inputs and assumptions, particularly as it relates to the discount rates, prepayment rates, identification and measurement of purchase credit deteriorated (“PCD”) loans, and credit loss assumptions used to determine the fair value of acquired loans. This required a high degree of auditor effort, specialized skills and knowledge, and significant auditor judgment.

The primary procedures we performed to address this critical audit matter included:

●	Evaluated the design and operating effectiveness of controls relating to the valuation of acquired loans, including controls addressing:
o	Management’s review of the reasonableness of the discount rates, prepayment rates, identification and measurement of PCD loans, and credit loss assumptions used in the estimate of the fair value of acquired loans.
o	Management’s review of the results of the third-party valuation of the acquired loan portfolio, including the review of the completeness and accuracy of the data inputs used as a basis for the valuations.
●	Evaluated the completeness and accuracy of data inputs used as a basis for the valuation of the acquired loan portfolio.
●	Evaluated, with the assistance of internal specialists, the reasonableness of the discount rates, prepayment rates, identification and measurement of PCD loans, and credit loss assumptions used in the estimate of the fair value of acquired loans, including, for a selected sample of loans, developing an independent expectation for comparison to management’s fair value of the acquired loans.
●	Tested the mathematical accuracy of the estimated fair value, including the application of the assumptions used in the calculation.

/s/ FORVIS, LLP

We have served as the Company’s auditor since 2019.

Atlanta, GA

February 29, 2024

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Bank First Corporation

Opinion on the Internal Control over Financial Reporting

We have audited Bank First Corporation and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2023, and 2022, and for each of the three years in the period ended December 31, 2023, and our report dated February 29, 2024, expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

As described in management’s annual report on internal control over financial reporting, the scope of management’s assessment of internal control over financial reporting as of December 31, 2023, has excluded Hometown Bancorp, Ltd. (“Hometown”) acquired on February 10, 2023. We have also excluded Hometown from the scope of our audit of internal control over financial reporting. The fair value of assets acquired from Hometown at the acquisition date represented 14.6 percent of the consolidated total assets of the Company as of December 31, 2023.

Definitions and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of reliable financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

/s/ FORVIS, LLP

Atlanta, GA

February 29, 2024

Bank First Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31, 2023	December 31, 2022

	(In thousands, except share and per share data)

Assets
Cash and due from banks	$69,973	$51,524
Interest-bearing deposits	177,495	67,827
Cash and cash equivalents	247,468	119,351
Securities held to maturity, at amortized cost ($103,626 and $43,770 fair value at December 31, 2023 and December 31, 2022, respectively)	103,324	45,097
Securities available for sale, at fair value ($154,318 and $325,960 amortized cost at December 31, 2023 and December 31, 2022, respectively)	142,197	304,637
Loans held for sale	3,012	648
Loans	3,342,974	2,893,978
Allowance for credit losses - loans ("ACL-Loans")	(43,609)	(22,680)
Loans, net	3,299,365	2,871,298
Premises and equipment, net	69,891	56,448
Goodwill	175,106	110,206
Other investments	21,366	16,495
Cash value of life insurance	61,292	46,050
Core deposit intangibles, net	26,996	16,829
Mortgage servicing rights ("MSR")	13,668	9,582
Other real estate owned (“OREO”)	2,573	2,520
Investment in minority-owned subsidiaries	32,926	44,180
Other assets	22,658	17,091
TOTAL ASSETS	$4,221,842	$3,660,432
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Interest-bearing deposits	$2,382,185	$2,126,137
Noninterest-bearing deposits	1,050,735	934,092
Total deposits	3,432,920	3,060,229
Securities sold under repurchase agreements	75,747	97,196
Notes payable	35,270	1,929
Subordinated notes	12,000	23,500
Junior subordinated debenture	4,124	—
Other liabilities	41,983	24,475
Total liabilities	3,602,044	3,207,329
Stockholders’ equity:
Serial preferred stock - $0.01 par value
Authorized - 5,000,000 shares	—	—
Common stock - $0.01 par value
Authorized - 20,000,000 shares
Issued - 11,515,130 and 10,064,858 shares as of December 31, 2023 and December 31, 2022, respectively
Outstanding - 10,365,131 and 9,021,697 shares as of December 31, 2023 and December 31, 2022, respectively	115	101
Additional paid-in capital	333,815	218,263
Retained earnings	348,001	295,496
Treasury stock, at cost - 1,149,999 and 1,043,161 shares as of December 31, 2023 and December 31, 2022, respectively	(53,387)	(45,191)
Accumulated other comprehensive loss	(8,746)	(15,566)
Total stockholders’ equity	619,798	453,103
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,221,842	$3,660,432

See accompanying notes to consolidated financial statements.

Bank First Corporation and Subsidiaries

Consolidated Statements of Income

	Years Ended December 31
	2023	2022	2021

	(In Thousands, except per share amounts)
Interest income:
Loans, including fees	$168,815	$106,951	$93,422
Securities:
Taxable	8,460	5,887	2,788
Tax-exempt	1,035	1,801	1,866
Other	4,173	1,895	310
Total interest income	182,483	116,534	98,386
Interest expense:
Deposits	42,367	10,268	7,527
Securities sold under repurchase agreements	1,813	542	10
Borrowed funds	4,823	1,639	767
Total interest expense	49,003	12,449	8,304
Net interest income	133,480	104,085	90,082
Provision for credit losses	4,682	2,200	3,100
Net interest income after provision for credit losses	128,798	101,885	86,982
Noninterest income:
Service charges	7,033	5,810	6,128
Income from Ansay and Associates, LLC (“Ansay”)	2,922	2,558	2,587
Income from UFS, LLC (“UFS”)	2,265	3,055	2,556
Loan servicing income	2,860	1,922	1,622
Valuation adjustment on MSR	395	2,865	1,290
Net gain on sales of mortgage loans	897	1,560	7,371
Gain on sale of UFS	38,904	—	—
Other	2,839	1,931	1,967
Total noninterest income	58,115	19,701	23,521
Noninterest expense:
Salaries, commissions, and employee benefits	40,355	33,155	28,515
Occupancy	5,670	5,467	4,198
Data processing	8,011	6,324	5,344
Postage, stationery, and supplies	1,084	771	713
Net loss (gain) on sales and valuations of OREO	2,133	(146)	(20)
Net loss on sale of securities	7,901	—	3
Advertising	326	271	227
Charitable contributions	944	718	534
Outside service fees	6,350	6,727	3,076
Amortization of intangibles	6,324	2,318	1,405
Other	9,021	6,348	6,541
Total noninterest expense	88,119	61,953	50,536
Income before provision for income taxes	98,794	59,633	59,967
Provision for income taxes	24,280	14,419	14,523
Net Income	$74,514	$45,214	$45,444
Earnings per share - basic	$7.28	$5.58	$5.92
Earnings per share - diluted	$7.28	$5.58	$5.92

See accompanying notes to consolidated financial statements

Bank First Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

	Years Ended December 31
	2023	2022	2021

	(In Thousands)
Net Income	$74,514	$45,214	$45,444
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities:
Unrealized holding gains (losses) arising during period	1,302	(26,266)	(2,946)
Amortization of unrealized holding gains on securities transferred from available for sale to held to maturity	(1)	(1)	(2)
Reclassification adjustment for losses included in net income	7,901	—	3
Income tax benefit (expense)	(2,382)	7,092	795
Total other comprehensive income (loss)	6,820	(19,175)	(2,150)
Comprehensive income	$81,334	$26,039	$43,294

See accompanying notes to consolidated financial statements.

Bank First Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity

						Accumulated
	Serial		Additional			Other	Total
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive	Stockholders’
	Stock	Stock	Capital	Earnings	Stock	Income (loss)	Equity
(dollars in thousands)
Balance at January 1, 2021	$—	$85	$92,847	$221,393	$(25,227)	$5,759	$294,857
Net income	—	—	—	45,444	—	—	45,444
Other comprehensive loss	—	—	—	—	—	(2,150)	(2,150)
Purchase of treasury stock	—	—	—	—	(8,272)	—	(8,272)
Sale of treasury stock	—	—	—	—	114	—	114
Cash dividends ($1.14 per share)	—	—	—	(8,733)	—	—	(8,733)
Amortization of stock-based compensation	—	—	1,393	—	—	—	1,393
Vesting of restricted stock awards	—	—	(1,091)	—	1,091	—	—
Balance at December 31, 2021	$—	$85	$93,149	$258,104	$(32,294)	$3,609	$322,653
Net income	—	—	—	45,214	—	—	45,214
Other comprehensive loss	—	—	—	—	—	(19,175)	(19,175)
Purchase of treasury stock	—	—	—	—	(14,314)	—	(14,314)
Sale of treasury stock	—	—	—	—	114	—	114
Cash dividends ($0.94 per share)	—	—	—	(7,822)	—	—	(7,822)
Amortization of stock-based compensation	—	—	1,662	—	—	—	1,662
Vesting of restricted stock awards	—	—	(1,303)	—	1,303	—	—
Shares issued in the acquisition of Denmark Bancshares, Inc. (1,579,530 shares)	—	16	124,755	—	—	—	124,771
Balance at December 31, 2022	$—	$101	$218,263	$295,496	$(45,191)	$(15,566)	$453,103
Net income	—	—	—	74,514	—	—	74,514
Other comprehensive income	—	—	—	—	—	6,820	6,820
Purchase of treasury stock	—	—	—	—	(10,046)	—	(10,046)
Sale of treasury stock	—	—	—	—	195	—	195
Cash dividends ($1.15 per share)	—	—	—	(11,959)	—	—	(11,959)
Amortization of stock-based compensation	—	—	2,142	—	—	—	2,142
Vesting of restricted stock awards	—	—	(1,655)	—	1,655	—	—
Adoption of new accounting pronouncement (See Note 1)	—	—	—	(10,050)	—	—	(10,050)
Shares issued in the acquisition of Hometown Bancorp, Ltd. (1,450,272 shares)	—	14	115,065	—	—	—	115,079
Balance at December 31, 2023	$—	$115	$333,815	$348,001	$(53,387)	$(8,746)	$619,798

See accompanying notes to consolidated financial statements.

Bank First Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31
	2023	2022	2021

	(In Thousands)
Cash flows from operating activities:
Net income	$74,514	$45,214	$45,444
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	4,682	2,200	3,100
Depreciation and amortization of premises and equipment	2,073	1,656	1,780
Amortization of intangibles	6,324	2,318	1,405
Net amortization (accretion) of securities	(2,377)	315	807
Amortization of stock-based compensation	2,142	1,662	1,393
Accretion of purchase accounting valuations	(6,884)	(2,559)	(1,947)
Net change in deferred loan fees and costs	(1,434)	(881)	(1,208)
Benefit from deferred income taxes	(1,724)	(869)	(1)
Change in fair value of MSR and other investments	(693)	(3,028)	465
Loss (gain) from sale and disposal of premises and equipment and valuation allowance	363	57	(37)
Net loss (gain) on sale of OREO and valuation allowance	2,133	(146)	(20)
Proceeds from sales of mortgage loans	74,693	85,471	295,904
Originations of mortgage loans held for sale	(76,160)	(83,774)	(290,372)
Gain on sales of mortgage loans	(897)	(1,560)	(7,371)
Realized loss on sale of securities	7,901	—	3
Realized gain on sale of UFS	(38,904)	—	—
Undistributed income of UFS joint venture	(2,265)	(3,055)	(2,556)
Undistributed income of Ansay joint venture	(2,922)	(2,558)	(2,587)
Net earnings on life insurance	(1,534)	(925)	(768)
Decrease (increase) in other assets	(2,006)	2,877	1,862
Increase (decrease) in other liabilities	15,920	(2,407)	(5,013)
Net cash provided by operating activities	52,945	40,008	40,283
Cash flows from investing activities, net of effects of business combination:
Activity in securities available for sale and held to maturity:
Sales	76,038	—	9,087
Maturities, prepayments, and calls	126,737	14,690	34,033
Purchases	(26,646)	(142,414)	(93,767)
Proceeds from other investments	248	—	—
Net increase in loans	(37,410)	(198,000)	(41,713)
Proceeds from sale of UFS	51,674	—	—
Dividends received from UFS	1,747	2,408	2,646
Dividends received from Ansay	1,924	1,960	1,840
Proceeds from sale of OREO	1,827	320	1,893
Net sales (purchases) of Federal Home Loan Bank (“FHLB”) stock	262	(635)	—
Net purchases of Federal Reserve Bank (“FRB”) stock	(3,880)	(3,627)	—
Proceeds from life insurance	—	—	265
Proceeds from sale of premises and equipment	—	—	548
Purchases of premises and equipment	(13,484)	(6,872)	(8,718)
Net cash received in business combination	89,959	154,364	—
Net cash provided by (used in) investing activities	268,996	(177,806)	(93,886)

Bank First Corporation and Subsidiaries

Consolidated Statements of Cash Flows - (continued)

	Years Ended December 31
	2023	2022	2021

	(In Thousands)
Cash flows from financing activities, net of effects of business combination:
Net increase (decrease) in deposits	$(159,410)	$(72,879)	$207,770
Net increase (decrease) in securities sold under repurchase agreements	(21,449)	56,074	4,745
Proceeds from advances of notes payable	121,700	3,122,700	5,000
Repayment of notes payable	(93,107)	(3,129,584)	(20,380)
Proceeds from issuance of subordinated notes	—	6,000	—
Repayment of subordinated notes	(11,500)	—	—
Repayment of junior subordinated debentures	(8,248)	—	—
Dividends paid	(11,959)	(7,822)	(8,733)
Proceeds from sales of common stock	195	114	114
Repurchase of common stock	(10,046)	(14,314)	(8,272)
Net cash provided by (used in) financing activities	(193,824)	(39,711)	180,244
Net increase (decrease) in cash and cash equivalents	128,117	(177,509)	126,641
Cash and cash equivalents at beginning of year	119,351	296,860	170,219
Cash and cash equivalents at end of year	$247,468	$119,351	$296,860

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$44,145	$11,311	$7,064
Income taxes	23,806	14,135	16,760
Supplemental schedule of noncash activities:
Loans transferred to OREO	—	24	—
Closed branch building transferred to OREO	2,623	1,115	140
MSR resulting from sale of loans	879	771	1,862
Amortization of unrealized holding gains on securities transferred from available for sale to held to maturity recognized in other comprehensive income, net of tax	(1)	(1)	(2)
Change in unrealized gains and losses on investment securities available for sale, net of tax	(1,080)	(19,174)	(2,148)

Acquisition:
Fair value of assets acquired	$615,105	$685,840	$—
Fair value of liabilities assumed	549,564	612,700	—
Net assets acquired	$65,541	$73,140	$—
Common stock issued in acquisition	$115,079	$124,771	$—

See accompanying notes to consolidated financial statements.

Bank First Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 Summary of Significant Accounting Policies

The accounting and reporting policies of Bank First Corporation and Subsidiaries (“Company”) conform to generally accepted accounting principles (“GAAP”) in the United States and general practices within the financial institution industry. Significant accounting and reporting policies are summarized below.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Veritas Asset Holdings, LLC (“Veritas”) and Bank First, National Association (“Bank”). Veritas was dissolved by the Company during the year ended December 31, 2023. The Bank’s wholly owned subsidiaries are Bank First Investments, Inc., TVG Holdings, Inc. (“TVG") and BFC Title LLC. All significant intercompany balances and transactions have been eliminated. The Bank and TVG have investments in minority-owned subsidiaries that are accounted for using the equity method in the consolidated financial statements. The Bank owned 49.8% of UFS, which provides data processing solutions to over 60 banks in the Midwest, through October 1, 2023. On that date it sold 100% of its member interest in UFS to a third party. TVG owns 40.0% of Ansay providing clients throughout the Midwest with superior insurance and risk management solutions.

Organization

The Company provides a variety of financial services to individual and business customers, primarily located in Wisconsin, through the Bank. The Bank is subject to competition from other traditional and nontraditional financial institutions and is also subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities including the Office of the Comptroller of the Currency and the Federal Reserve Bank.

Use of Estimates in Preparation of Financial Statements

The preparation of the accompanying consolidated financial statements in conformity with GAAP in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from these estimates. The allowance for credit losses, carrying value of real estate owned, carrying value of goodwill, fair value of mortgage servicing rights, and fair values of financial instruments are inherently subjective and are susceptible to significant change.

Business Combinations

The Company accounts for business combinations under the acquisition method of accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations. The Company recognizes the full fair value of the assets acquired and liabilities assumed and immediately expenses transaction costs. If the amount of consideration exceeds the fair value of assets purchased less the fair value of liabilities assumed, goodwill is recorded. Alternatively, if the amount by which the fair value of assets purchased exceeds the fair value of liabilities assumed and consideration paid, a gain (bargain purchase gain) is recorded. Fair values are subject to refinement for up to one year after the closing date of an acquisition as information relative to closing date fair values becomes available. Results of operations of the acquired business are included in the statement of income from the effective date of the acquisition. Additional information regarding acquisitions is provided in Note 2.

Cash and Cash Equivalents

For purposes of reporting cash flows in the consolidated financial statements, cash and cash equivalents include cash on hand, interest-bearing and noninterest-bearing accounts in other financial institutions, and federal funds sold, all of which have original maturities of three months or less. Generally, federal funds are purchased and sold for one day periods. In the normal course of business, the Company maintains cash and due from bank balances with correspondent banks. Accounts at each institution that are insured by the Federal Deposit Insurance Corporation have up to $250,000 of insurance. Total uninsured balances held at December 31, 2023 and 2022 were approximately $3,100,000 and $2,900,000, respectively.

Securities

Securities are classified as held to maturity (“HTM”) or available for sale (“AFS”) at the time of purchase. Investment securities classified as HTM, which management has the intent and ability to hold to maturity, are reported at amortized cost. Investment securities classified as AFS, which management has the intent and ability to hold for an indefinite period of time, but not necessarily to maturity, are carried at fair value, with unrealized gains and losses, net of related deferred income taxes, included in stockholders’ equity as a separate component of other comprehensive income.

The net carrying value of debt securities classified as HTM or AFS is adjusted for amortization of premiums and accretion of discounts utilizing the effective interest method over the expected estimated maturity. Such amortization and accretion is included as an adjustment to interest income from securities. Interest and dividends are included in interest income from securities.

Transfers of debt securities into the HTM classification from the AFS classification are made at fair value as of the date of transfer. The unrealized holding gain or loss as of the date of transfer is retained in other comprehensive income and in the carrying value of the HTM securities, establishing the amortized cost of the security. These unrealized holding gains and losses as of the date of transfer are amortized or accreted over the remaining life of the security.

Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

Prior to January 1, 2023, unrealized gains or losses considered temporary and the noncredit portion of unrealized losses deemed other-that-temporary were reported as an increase or decrease in accumulated other comprehensive income. The credit related portion of unrealized losses deemed other-than-temporary were recorded in current period earnings.

Subsequent to January 1, 2023, as a result of adopting ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), the Bank evaluates securities for potential credit losses at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. For AFS securities, management determines whether the decline in fair value below the amortized cost basis (impairment) is due to credit-related or other factors. In making that evaluation, management considers the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. Any impairment on AFS securities that is related to factors other than credit is recognized in other comprehensive income, net of related deferred income taxes. Credit-related impairment on AFS securities is recognized as an allowance for credit losses (“ACL”) on the balance sheet based on the amount by which the amortized cost basis exceeds the fair value, with a corresponding charge to net income. Both the ACL and charge to net income may be reversed if conditions change. However, if the Company intends to sell, or more likely than not will be required to sell, an impaired AFS security before recovering its amortized cost basis, the entire impairment must be recognized in net income with a corresponding adjustment to the security’s amortized cost basis rather than through the establishment of an ACL. For HTM securities, management determines whether an ACL is necessary after considering the facts and circumstances of the underlying investment securities and evaluates expected credit losses by security type, aggregated by similar risk characteristics, based on historical credit losses adjusted for current conditions and supportable forecasts. The Company’s HTM portfolio primarily consists of U.S. Treasury securities which have an explicit government guarantee; therefore, no ACL has been recorded for these securities.

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

Loans and Related Interest Income - Originated

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoffs are carried at their amortized cost basis, which is the unpaid principal balance outstanding, net of deferred loan fees and costs and any direct principal charge-offs.

Interest income is accrued on the unpaid principal balance using the simple interest method. The accrual of interest income on loans is discontinued when, in the opinion of management, there is reasonable doubt as to the borrower’s ability to meet payment of interest or principal when due. Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal, though they may be placed in such status earlier. Loans past due 90 days or more may continue on accrual only when they are well secured and/or in process of collection or renewal. When interest accrual is discontinued, all previously accrued but uncollected interest is reversed against current period interest income. Except in very limited circumstances, cash collections on nonaccrual loans are credited to the loan receivable balance and no interest income is recognized on those loans until the principal balance is paid in full. Accrual of interest may be resumed when the customer is current on all principal and interest payments and has been paying on a timely basis for a sustained period of time.

A description of each segment of the loan portfolio, including the corresponding credit risk, is included below:

Commercial / Industrial – Commercial and industrial loans are typically made to small and middle-market established businesses involved in professional services, accommodation and food services, health care, financial services, wholesale trade, manufacturing, distribution, retailing and non-profits. Most clients are privately owned with markets that range from local to national in scope. Many of the loans to this segment are secured by liens on corporate assets and the personal guarantees of the principals. The regional economic strength or weakness impacts the relative risks in this loan category. There is little concentration in any one business sector, and loan risks are generally diversified among many borrowers. Risks associated with commercial and industrial loans include monitoring the condition of the collateral which often consists of inventory, accounts receivable, and other non-real estate assets. Declines in general economic conditions and other events can cause cash flows to fall to levels insufficient to service this debt.

Commercial Real Estate – Owner Occupied and Non-owner Occupied – Commercial real estate loans generally have terms of 10 years or less, although payments may be structured on a longer amortization basis. We evaluate each borrower on an individual basis and attempt to determine their business risks and credit profile. We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied industrial, office, and retail buildings where the loan-to-value ratio, established by independent appraisals, does not generally exceed 85% of cost or appraised value. We also generally require that a borrower’s cash flow exceed 110% of monthly debt service obligations. In order to ensure secondary sources of payment and liquidity to support a loan request, we typically review all of the personal financial statements of the principal owners and require their personal guaranties. Commercial real estate loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the property to service the debt. Because our loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our levels of nonperforming assets. Non-owner occupied commercial real estate also carries an elevated risk of vacancy inhibiting cash flow and creating an inability to service the debt.

Multi-Family – Multi-family loans are a subset of commercial real estate loans and generally carry similar terms and underwriting requirements. These loans are broken out as a separate segment due to unique risk characteristics that they exhibit. While similar in nature to other non-owner occupied commercial real estate, they are significantly impacted by the individual credit capacity of many more individual tenants than other commercial real estate as well as the condition and capacity of the local residential housing markets. The underlying real estate also has a lack of suitable alternative uses.

Construction and Development – Construction and development loans are generally limited to a term of 9 to 24 months, although payments may be structured on a longer amortization basis. Most loans will mature and require payment in full upon completion and either the sale of the property or refinance into a permanent loan. We believe that construction and development loans generally carry a higher degree of risk than long-term financing of stabilized, rented, and owner-occupied properties because repayment depends on the ultimate completion of the project and usually on the subsequent sale of the property. We attempt to reduce risk associated with construction and development loans by obtaining personal guaranties and by keeping the maximum loan-to-value ratio at or below 85% of the lesser of cost or appraised value, depending on the project type. Generally, we do not have interest reserves built into loan commitments but require periodic cash payments for interest from the borrower’s cash flow.

Residential 1-4 Family – We offer fixed and adjustable rate residential real estate loans with terms of up to 30 years. We also offer a variety of lot loan options to consumers to purchase the lot on which they intend build their home. We also offer traditional home equity loans and lines of credit. Our underwriting criteria for, and the risks associated with, home equity loans and lines of credit are generally the same as those for first mortgage loans. Home equity loans typically have terms of 20 years or less. We generally limit the extension of credit to 90% of the available equity of each property. These loans carry risk associated with local employment and declining real estate values.

Consumer – Consumer loans are underwritten based on the borrower’s income, current debt level, past credit history, and the availability and value of collateral. Consumer rates are both fixed and variable, with negotiable terms. Our installment loans typically amortize over periods up to seven years. Although we typically require monthly principal and interest payments on our loan products, we will offer consumer loans at interest only with a single maturity date when a specific source of repayment is available. Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value than real estate.

Other – We make loans utilized to purchase or carry securities as well as loans to nonprofit organizations. Other loans also include overdrawn depository accounts.

Loans and Related Interest Income - Acquired

Loans purchased in acquisition transactions are acquired loans, and are recorded at their fair value at the acquisition date.

Prior to January 1, 2023, the Company initially classified acquired loans as either purchased credit impaired (“PCI”) loans (i.e., loans that reflect credit deterioration since origination and it is probable at acquisition that the Company will be unable to collect all contractually required payments) or purchased non-impaired loans (i.e., performing acquired loans). The Company estimated the fair value of PCI loans based on the amount and timing of expected principal, interest and other cash flows for each loan. The excess of the loan’s contractual principal and interest payments over all cash flows expected to be collected at acquisition was considered an amount that should not be accreted. These credit discounts (“nonaccretable marks”) were included in the determination of the initial fair value for acquired loans; therefore, no allowance for credit losses was recorded at the acquisition date. Differences between the estimated fair values and expected cash flows of acquired loans at the acquisition date that were not credit-based (“accretable marks”) were subsequently accreted to interest income over the estimated life of the loans. Subsequent to the acquisition date for PCI loans, increases in cash flows over those expected at the acquisition date resulted in a move of the discount from nonaccretable to accretable, while decreases in expected cash flows after the acquisition date were recognized through the provision for credit losses.

Subsequent to January 1, 2023, as a result of adopting ASU 2016-13, acquired loans that have evidence of more-than-insignificant deterioration in credit quality since origination are considered purchased credit deteriorated (“PCD”) loans. At acquisition, an estimate of expected credit losses is made for PCD loans. This initial allowance for credit losses is allocated to individual PCD loans and added to the purchase price or acquisition date fair value to establish the initial cost basis of the PCD loans. Any difference between the unpaid principal balance of PCD loans and the amortized cost basis is considered to relate to noncredit factors, resulting in a discount or premium that is accreted or amortized to interest income. For acquired loans not deemed PCD loans at acquisition, the difference between the initial fair value mark and the unpaid principal balance is recognized in interest income over the estimated life of the loans. In addition, an initial allowance for expected credit losses is estimated and recorded as provision expense at the acquisition date. The subsequent measurement of expected credit losses for all acquired loans is the same as the subsequent measurement of expected credit losses for originated loans.

Allowance for Credit Losses - Loans

The ACL – Loans represents management’s estimate of expected credit losses in the Company’s loan portfolio at the balance sheet date. The Company estimates the ACL – Loans based on the amortized cost basis of the underlying loan and has made an accounting policy election to exclude accrued interest from the loan’s amortized cost basis and the related measurement of the ACL – Loans. Estimating the amount of the ACL – Loans is a function of a number of factors, including but not limited to changes in the loan portfolio, net charge-offs, trends in past due and nonaccrual loans, and the level of potential problem loans, all of which may be susceptible to significant change. We establish the ACL – Loans through charges to earnings, which are shown in the statements of income as the provision for credit losses. Specifically identifiable and quantifiable known losses are promptly charged off against the allowance.

Prior to January 1, 2023, the Company used an incurred loss impairment model. This methodology assessed the overall appropriateness of the allowance for credit losses and included allocations for specifically impaired loans and loss factors for all remaining loans, with a component primarily based on historical loss rates and another component primarily based on other qualitative factors. Impaired loans were individually assessed and measured based on the present value of expected future cash flows discounted at the loan’s effective price or the fair value of the collateral if the loan was collateral dependent. Loans that were determined not to be impaired were collectively evaluated for impairment, stratified by type and allocated loss ranges based on the Company’s actual historical loss ratios for each strata, and adjustments were also provided for certain environmental and other qualitative factors.

Subsequent to January 1, 2023, as a result of adopting ASU 2016-13, the Company uses a current expected loss model (“CECL”). This methodology also considers historical loss rates and other qualitative adjustments, as well as a new forward-looking component that considers reasonable and supportable forecasts over the expected life of each loan. To develop the ACL – Loans estimate under CECL, the Company segments the loan portfolio into loan pools based on loan type and similar credit risk elements; calculates the historical loss rates for the segmented loan pools; applies the loss rates over the calculated life of the pooled loans; adjusts the forecasted macro-level economic conditions; and determines qualitative adjustments based on factors and conditions unique to the Company’s portfolio. The Company further individually evaluates PCD loans and other loans that no longer share similar risk characteristics with the collectively evaluated pools based on the amount and timing of estimated future cash flows or collateral values and establishes specific reserves when these estimated future cash flows or collateral values do not justify the carrying value of the loan.

Management believes that the ACL - Loans is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the ACL - Loans. Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

Allowance for Credit Losses – Unfunded Commitments

In addition to the ACL – Loans, the Company has established an allowance for unfunded commitments, included in other liabilities on the consolidated balance sheets, representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from a contractual obligation to extend credit. The ACL – Unfunded Commitments is maintained at a level that management believes is sufficient to absorb losses arising from unfunded loan commitments, and is determined quarterly based on methodology similar to the methodology for determining the ACL – Loans.

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

Other Real Estate Owned

Assets acquired through, or in lieu of, loan foreclosure as well as buildings that the Company no longer utilizes in its operations are held for sale and are initially recorded at fair value at the date of foreclosure or abandonment less estimated costs to sell the asset, establishing a new cost basis. Any write downs at the time of foreclosure are charged to the allowance for credit loss. OREO properties acquired in conjunction with corporate acquisitions are recorded at fair value on the date of acquisition. Subsequent to foreclosure, valuations are periodically performed by management, and a valuation allowance is established if fair value declines below carrying value. Costs relating to the development and improvement of the property are capitalized. Revenue and expenses from operations and changes in the valuation allowance are included in other expenses.

Intangible Assets and Goodwill

Intangible assets consist of the value of core deposits, mortgage servicing assets and the excess of purchase price over fair value of net assets (goodwill). See Note 2 for additional information on acquisitions completed in 2023 and 2022.

The value of core deposits are typically recorded in connection with a whole bank or branch acquisition. The value of the core deposit intangible represents the estimated value of the long-term deposit relationships acquired in the transaction. Determining the value of cored deposits and their average lives involves multiple assumptions and estimates and is typically determined by performing a discounted cash flow analysis, which involves a combination of any or all of the following assumptions: customer attrition/runoff, alternative funding costs, deposit servicing costs, and discount rates. The value of core deposits are stated at cost less accumulated amortization and are amortized on a sum of the year’s digits basis over a period of one to ten years.

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

The Company performs a “qualitative” assessment of goodwill to determine whether further impairment testing of indefinite-lived intangible assets is necessary on at least an annual basis. If it is determined, as a result of performing a qualitative assessment over goodwill, that it is more likely than not that goodwill is impaired, management will perform an impairment test to determine if the carrying value of goodwill is realizable.

The Company evaluated goodwill and core deposit intangibles for impairment during 2023, 2022 and 2021, determining that there was no goodwill or core deposit intangible impairment.

Income Taxes

The Company files one consolidated federal income tax return and four state returns. Federal income tax expense is allocated to each subsidiary based on an intercompany tax sharing agreement.

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

Treasury Stock

Common stock shares repurchased by the Company are recorded as treasury stock at cost.

Securities Sold Under Repurchase Agreements

The Company sells securities under repurchase agreements. These transactions are accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral to the counterparty, as necessary.

Off-Balance-Sheet Financial Instruments

In the ordinary course of business, the Company has entered into off-balance-sheet financial instruments including commitments to extend credit, unfunded commitments under lines of credit, and letters of credit. Such financial instruments are recorded in the consolidated financial statements when they are funded.

Advertising

Advertising costs are generally expensed as incurred.

Per Share Computations

Weighted average shares outstanding were 10,231,569, 8,104,117, and 7,680,896 for the years ended December 31, 2023, 2022 and 2021, respectively. All outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends are considered participating securities for basic and diluted earnings per share calculations. There were 58,359, 59,211, and 59,264 average shares of dilutive instruments outstanding during the years ended December 31, 2023, 2022, and 2021.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe that there are any such matters that will have a material effect on the consolidated financial statements at December 31, 2023 and 2022.

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

Comprehensive Income

GAAP normally requires that recognized revenues, expenses, gains and losses be included in net income. In addition to net income, another component of comprehensive income includes the after-tax effect of changes in unrealized gains and losses on available for sale securities. This item is reported as a separate component of stockholders’ equity. The Company presents comprehensive income in the statement of comprehensive income.

Stock-based Compensation

The Company uses the fair value method of recognizing expense for stock-based compensation based on the fair value of restricted stock awards at the date of grant as prescribed by accounting standards codification Topic 781-10 Compensation/Stock Compensation.

Mortgage Banking Derivatives

Commitments to fund mortgage loans, at a set interest rate, (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free-standing derivatives. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest rate on the loan is locked. The Bank enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into in order to hedge the change in interest rates resulting from its commitments to fund loans. The forward commitments for the future delivery of mortgage loans are based on the Bank’s “best efforts” and therefore the Bank is not penalized if a loan is not delivered to the investor if the loan did not get originated. Changes in the fair values of these derivatives generally offset each other and are included in “other income” in the consolidated statements of income.

Reclassifications

Certain 2022 and 2021 amounts have been reclassified to conform to the presentation used in 2023. These reclassifications had no effect on the operations, financial condition or cash flows of the Company.

New Accounting Pronouncements

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

Recently Implemented Accounting Standards

As a result of implementing ASU 2016-13 on January 1, 2023, the Company recorded a reduction to retained earnings of approximately $10,050,000. The transition adjustment included an increase to the ACL-Loans of $10,972,000 and an increase in the ACL – Unfunded Commitments of $3,264,000, offset by applicable deferred taxes.

The Company adopted ASU 2016-13 using the prospective transition approach for financial assets considered PCD that were previously classified as PCI. The amortized cost of the PCD assets were adjusted to reflect the addition of $0.3 million to the allowance for credit losses. The remaining noncredit discount (based on the adjusted amortized cost) will be accreted into interest income at the effective interest rate over the remaining life of the assets.

The following table presents the changes in the allowance for credit losses required as a result of this adoption:

	January 1, 2023 As	December 31, 2022
	Reported After ASU	Pre-ASU 2016-13	Impact of
Allowance for Credit Losses	2016-13 Adoption	Adoption	2016-13 Adoption

Assets
Loans held for investments
Commercial/industrial	$5,930	$4,071	$1,859
Commercial real estate - owner occupied	7,186	5,204	1,982
Commercial real estate - non-owner occupied	3,805	2,644	1,161
Commercial real estate - multi-family	3,514	2,761	753
Construction and development	3,655	1,592	2,063
Residential 1-4 family	8,511	5,944	2,567
Consumer	934	314	620
Other	117	150	(33)
Loans held for investments, total	33,652	22,680	10,972
Liabilities
Unfunded commitments	3,264	-	3,264
Total	$36,916	$22,680	$14,236

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings (“TDRs”) and Vintage Disclosures. This ASU eliminated the accounting guidance for TDRs by creditors and enhanced the disclosure requirements for loan modifications to borrowers experiencing financial difficulty. The ASU also requires public business entities to expand the vintage disclosures to include gross charge-offs by year of origination. The updated guidance was effective for fiscal years beginning after December 15, 2022. Adoption of this ASU did not have a material impact on the Company’s consolidated financial statements; however, it resulted in new disclosures. See Note 4 for the new disclosures.

Note 2 Acquisitions

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

The merger consideration totaled approximately $130,452,000. Pursuant to the terms of the Merger Agreement, Hometown shareholders could elect to receive either 0.3962 shares of the Company’s common stock or $29.16 in cash for each outstanding share of Hometown common stock, subject to a maximum of 30% cash consideration in total, with cash paid in lieu of any remaining fractional share. Company stock issued totaled 1,450,272 shares valued at approximately $115,079,000, with cash of $15,373,000 comprising the remainder of merger consideration.

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

Goodwill of $64,881,000 arising from the merger consisted largely of synergies and the cost saves resulting from the combining of operations of the companies, and is not expected to be deductible for income tax purposes.

The Company purchased loans through this merger for which there was, at the date of acquisition, more than insignificant deterioration of credit quality since origination. The carrying value of these loans at acquisition was as follows:

The Company purchased loans through the acquisition of Hometown for which there was, at the date of acquisition, more than insignificant deterioration of credit quality since origination. The carrying amount of these loans at acquisition was as follows:

February 10, 2023
Purchase price of PCD loans at acquisition	$25,778
Non-credit discount on PCD loans at acquisition	4,498
Allowance for credit losses on PCD loans at acquisition	5,534
Par value of PCD acquired loans at acquisition	$35,810

Denmark Bancshares, Inc.

On August 12, 2022, the Company completed a merger with Denmark Bancshares, Inc. (“Denmark”), a bank holding company headquartered in Denmark, Wisconsin, pursuant to the Agreement and Plan of Bank Merger, dated as of January 18, 2022 by and between the Company and Denmark, whereby Denmark merged with and into the Company, and Denmark State Bank, Denmark’s wholly-owned banking subsidiary, merged with and into the Bank. Denmark’s principal activity was the ownership and operation of Denmark State Bank, a state-chartered banking institution that operated seven (7) branches in Wisconsin at the time of closing. The merger consideration totaled approximately $128,781,000.

Pursuant to the terms of the merger agreement, Denmark shareholders could elect to receive either 0.5276 of a share of the Company’s common stock or $38.10 in cash for each outstanding share of Denmark common stock, subject to a maximum of 20% cash consideration in total, with cash paid in lieu of any remaining fractional share. Company stock issued totaled 1,579,530 shares valued at approximately $124,771,000, with cash of $4,010,000 comprising the remainder of merger consideration.

The fair value of the assets acquired and liabilities assumed on August 12, 2022 was as follows:

	As Recorded by	Fair Value	As Recorded by
(in thousands)	Denmark	Adjustments	the Company
Cash, cash equivalents and securities	$188,017	$(148)	$187,869
Other investments	3,566	—	3,566
Loans, net	459,413	(2,358)	457,055
Premises and equipment, net	5,980	(1,635)	4,345
Core deposit intangible	—	15,112	15,112
Other assets	17,704	189	17,893
Total assets acquired	$674,680	$11,160	$685,840

Deposits	$604,636	$166	$604,802
Other borrowings	842	—	842
Other liabilities	3,951	3,105	7,056
Total liabilities assumed	$609,429	$3,271	$612,700

Excess of assets acquired over liabilities assumed	$65,251	$7,889	$73,140
Less: purchase price			128,781
Goodwill (originally recorded)			55,641
Refinement to fair value estimates (1)			(773)
Goodwill (after refinement)			$54,868
(1)	Refinement consists of adjustments to the initial fair value estimates of other assets and liabilities, primarily related to accrued and deferred income taxes.

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

Year Ended
(in thousands, except per share data)	December 31, 2022
Total revenue, net of interest expense	$139,617
Net income	$47,416
Diluted earnings per common share	$5.21

The Company accounted for these transactions under the acquisition method of accounting, and thus, the financial position and results of operations of Hometown and Denmark prior to the consummation dates were not included in the accompanying consolidated financial statements. The Company determined the fair value of core deposit intangibles, securities, premises and equipment, loans, other assets and liabilities and deposits with the assistance of third-party valuations, appraisals and third-party advisors. The estimated fair values are subject to refinement for up to one year after deal consummation as additional information becomes available relative to the closing date fair values.

Note 3 Securities

The following is a summary of available for sale securities (dollar amounts in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2023
Obligations of U.S. Government sponsored agencies	$31,453	$4	$(3,163)	$28,294
Obligations of states and political subdivisions	63,929	77	(5,760)	58,246
Mortgage-backed securities	37,789	5	(1,664)	36,130
Corporate notes	20,657	—	(1,619)	19,038
Certificates of deposit	490	—	(1)	489
Total available for sale securities	$154,318	$86	$(12,207)	$142,197

December 31, 2022
U.S. Treasury securities	$149,614	$—	$(7,517)	$142,097
Obligations of U.S. Government sponsored agencies	24,935	—	(3,186)	21,749
Obligations of states and political subdivisions	90,701	88	(7,603)	83,186
Mortgage-backed securities	38,701	—	(2,064)	36,637
Corporate notes	21,005	381	(1,392)	19,994
Certificates of deposit	1,004	—	(30)	974
Total available for sale securities	$325,960	$469	$(21,792)	$304,637

The following is a summary of held to maturity securities (dollar amounts in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2023
U.S. Treasury securities	$99,173	$1,372	$(1,070)	$99,475
Obligations of states and political subdivisions	4,151	—	—	4,151
Total held to maturity securities	$103,324	$1,372	$(1,070)	$103,626

December 31, 2022
U.S. Treasury securities	$39,902	$115	$(1,440)	$38,577
Obligations of states and political subdivisions	5,195	—	(2)	5,193
Total held to maturity securities	$45,097	$115	$(1,442)	$43,770

The following table shows the fair value and gross unrealized losses of securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (dollar amounts in thousands):

	Less Than 12 Months		Greater Than 12 Months		Total
							Number
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	of
	Value	Losses	Value	Losses	Value	Losses	Securities

December 31, 2023 - Available for Sale
Obligations of U.S. Government sponsored agencies	$6,519	$(173)	$19,519	$(2,990)	$26,038	$(3,163)	24
Obligations of states and political subdivisions	6,806	(71)	40,959	(5,689)	47,765	(5,760)	65
Mortgage-backed securities	5,751	(95)	28,693	(1,569)	34,444	(1,664)	104
Corporate notes	4,926	(68)	12,487	(1,551)	17,413	(1,619)	9
Certificate of deposits	—	—	489	(1)	489	(1)	2
Totals	$24,002	$(407)	$102,147	$(11,800)	$126,149	$(12,207)	204

December 31, 2023 - Held to Maturity
U.S. Treasury securities	$31,785	$(99)	$35,362	$(971)	$67,147	$(1,070)	49
Obligations of states and political subdivisions	—	—	220	—	220	—	1
Totals	$31,785	$(99)	$35,582	$(971)	$67,367	$(1,070)	50

December 31, 2022 - Available for Sale
U.S. Treasury securities	$99,433	$(559)	$42,664	$(6,958)	$142,097	$(7,517)	12
Obligations of U.S. Government sponsored agencies	6,735	(652)	15,014	(2,534)	21,749	(3,186)	16
Obligations of states and political subdivisions	50,839	(2,650)	15,933	(4,953)	66,772	(7,603)	103
Mortgage-backed securities	35,731	(1,993)	879	(71)	36,610	(2,064)	107
Corporate notes	9,701	(920)	3,080	(472)	12,781	(1,392)	8
Certificate of deposits	974	(30)	—	—	974	(30)	4
Totals	$203,413	$(6,804)	$77,570	$(14,988)	$280,983	$(21,792)	250

December 31, 2022 - Held to Maturity
U.S. Treasury securities	$29,464	$(1,306)	$4,868	$(134)	$34,332	$(1,440)	15
Obligations of states and political subdivisions	417	(2)	—	—	417	(2)	2
Totals	$29,881	$(1,308)	$4,868	$(134)	$34,749	$(1,442)	17

As of December 31, 2023, no allowance for credit losses has been recognized on available for sale securities in an unrealized loss position as the Company does not believe any of the debt securities are credit impaired. This is based on the Company’s analysis of the risk characteristics, including credit ratings, and other qualitative factors related to these securities. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. As of December 31, 2023, the Company did not intend to sell these securities and it was more likely than not that the Company would not be required to sell the debt securities before recovery of their amortized cost, which may be at maturity. The unrealized losses have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration.

Furthermore, the Company monitors the credit quality of debt securities held to maturity quarterly through the use of credit ratings. U.S. Treasury securities at December 31, 2023 were all rated AAA and have the full faith and credit backing of the United States Government. Obligations of states and political subdivisions in an unrealized loss position at December 31, 2023 are not material to the financial statements.

Contractual maturities will differ from expected maturities for mortgage-backed securities because borrowers may have the right to call or prepay obligations without penalties. The following is a summary of amortized cost and estimated fair value of securities, by contractual maturity, as of December 31, 2023 (dollar amounts in thousands):

	Available for Sale		Held to Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$6,465	$6,394	$17,772	$17,639
Due after one year through 5 years	16,292	16,165	63,038	62,299
Due after 5 years through ten years	39,863	36,210	22,514	23,688
Due after 10 years	53,909	47,298	—	—
Subtotal	116,529	106,067	103,324	103,626
Mortgage-backed securities	37,789	36,130	—	—
Total	$154,318	$142,197	$103,324	$103,626

Following is a summary of the proceeds from sales of securities available for sale, as well as gross gains and losses, from the years ended December 31 (dollar amounts in thousands):

	2023	2022	2021
Proceeds from sales of securities	$76,038	$—	$9,087
Gross gains on sales	122	—	—
Gross losses on sales	(8,023)	—	(3)

As of December 31, 2023 and 2022, the carrying values of securities pledged to secure public deposits, securities sold under repurchase agreements, and for other purposes required or permitted by law were approximately $204,848,000 and $226,892,000, respectively.

Note 4 Loans

The composition of loans at December 31 is as follows (dollar amounts in thousands):

	2023	2022
Commercial/industrial	$488,498	$492,563
Commercial real estate - owner occupied	893,977	717,401
Commercial real estate - non-owner occupied	473,829	391,133
Multi-family	332,959	290,650
Construction and development	201,823	200,022
Residential 1‑4 family	888,412	739,339
Consumer	50,741	44,796
Other	14,980	18,905
Subtotals	3,345,219	2,894,809
ACL - Loans	(43,609)	(22,680)
Loans, net of ACL - Loans	3,301,610	2,872,129
Deferred loan fees, net	(2,245)	(831)
Loans, net	$3,299,365	$2,871,298

The ACL - Loans is based on the Company’s evaluation of historical default and loss experience, current and projected economic conditions, asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay a loan, the estimated value of any underlying collateral, composition of the loan portfolio and other relevant factors. Loans with similar risk characteristics are evaluated in pools and the Company utilizes a discounted cash flow (“DCF”) method to estimate ACL for all loan pools. Under the DCF method, probability of default (“PD”) and loss given default (“LGD”) are applied to a projective model of the pool’s cash flows while considering prepayment and principal curtailment effects. The analysis produces expected cash flows for each instrument in the pool by pairing loan-level term information (maturity date, payment amount, interest rate, etc.) with top-down pool assumptions (default rates and prepayment speeds). Management has determined that peer loss experience provides the best basis for its assessment of expected credit losses to determine the ACL. The Company utilized peer call report data to measure historical credit loss experience with similar risk characteristics within the segments over an economic cycle. Management reviewed the historical loss information to appropriately adjust for differences in current asset specific risk characteristics.

The historical loss experience estimate by pool is then adjusted by forecast factors that are quantitatively related to the Company’s historical credit loss experience. For all loan pools, the Company utilizes and forecasts the national unemployment rate as a loss driver. The Company also utilizes and forecasts national GDP growth as a second loss driver for its commercial real estate – owner occupied and construction and development pools, the CRE (SA) interest rates and price index as a second loss driver for its commercial real estate – non-owner occupied pool, the real retail and food services sales index as a second loss driver for its consumer loan pool, and the S&P Case-Schiller US home price index as a second loss driver for its residential 1-4 family pool. For both national unemployment and national GDP growth the Company utilized a twelve-month forecast period, followed by a twelve-month reversion to the mean. The Company utilized the high-end range of the Federal Reserve Bank Open Market Committee forecast for national unemployment and the low-end range for national GDP growth at December 31, 2023. As of December 31, 2023, the Company anticipates the national unemployment rate to rise during the forecast period and the national GDP growth rate to decline. Due to a lack of reliable forecasts, the Company utilized long-term averages for the remaining loss drivers. The reasonable and supportable period and reversion period are re-evaluated each quarter by the Company and are dependent on the current economic environment among other factors.

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

In addition to several minor refinements to the model during the fourth quarter of 2023, the Company performed a loss driver refresh study to determine whether the utilized loss drivers remained appropriate. While the fundamental methodology remained unchanged, as a result of this study, the real retail and food services sales index was introduced and applied to the consumer loan pool. In addition, multi-family loans were separated from commercial real estate – non-owner occupied into their own pool. The net impact of these changes during the fourth quarter of 2023 were not material to the model as the ACL-Loans to total loans ratio was 1.30% both prior to and after these changes were made.

A summary of the activity in ACL - Loans by loan type as of December 31, 2023 is as follows (dollar amounts in thousands):

		Commercial	Commercial
		Real Estate -	Real Estate -		Construction
	Commercial /	Owner	Non - Owner	Multi-	and	Residential
	Industrial	Occupied	Occupied	Family	Development	1-4 Family	Consumer	Other	Total
ACL - Loans - January 1, 2023	$4,071	$5,204	$2,644	$2,761	$1,592	$5,944	$314	$150	$22,680
Adoption of CECL	1,859	1,982	1,161	753	2,063	2,567	620	(33)	10,972
ACL - Loans on PCD loans acquired	1,082	4,424	—	—	—	28	—	—	5,534
Charge-offs	—	—	—	—	—	—	(4)	(84)	(88)
Recoveries	22	70	—	—	—	106	4	17	219
Provision	(1,069)	605	1,895	1,240	(58)	1,975	(319)	23	4,292
ACL - Loans - December 31, 2023	$5,965	$12,285	$5,700	$4,754	$3,597	$10,620	$615	$73	$43,609

A summary of the activity in the allowance for loan losses (“ALL”) by loan type as of December 31, 2022 is as follows (dollar amounts in thousands):

		Commercial	Commercial
		Real Estate -	Real Estate -		Construction
	Commercial /	Owner	Non - Owner	Multi-	and	Residential
	Industrial	Occupied	Occupied	Family	Development	1-4 Family	Consumer	Other	Total
ALL - January 1, 2022	$3,699	$5,633	$3,123	$2,028	$984	$4,445	$224	$179	$20,315
Charge-offs	—	(890)	—	—	—	(40)	(27)	(48)	(1,005)
Recoveries	499	74	360	—	152	14	6	65	1,170
Provision	(127)	387	(106)	—	456	1,525	111	(46)	2,200
ALL December 31, 2022	4,071	5,204	3,377	2,028	1,592	5,944	314	150	22,680
ALL ending balance individually evaluated for impairment	—	—	8	—	—	—	—	—	8
ALL ending balance collectively evaluated for impairment	$4,071	$5,204	$3,369	$2,028	$1,592	$5,944	$314	$150	$22,672
Loans outstanding - December 31, 2022	$492,563	$717,401	$391,133	$290,650	$200,022	$739,339	$44,796	$18,905	$2,894,809
Loans ending balance individually evaluated for impairment	284	2,487	514	—	—	201	—	—	3,486
Loans ending balance collectively evaluated for impairment	$492,279	$714,914	$390,619	$290,650	$200,022	$739,138	$44,796	$18,905	$2,891,323

In addition to the ACL-Loans, the Company has established an ACL-Unfunded Commitments, classified in other liabilities on the consolidated balance sheets. This allowance is maintained to absorb losses arising from unfunded loan commitments related to fixed and variable rate commitments to extend credit, and is determined quarterly based on methodology similar to the methodology for determining the ACL-Loans. This quarterly assessment includes consideration of the likelihood that funding of these commitments will eventually occur. The Company has identified the unfunded portion of certain lines of credit, credit card arrangements and letters of credit as unconditionally cancellable credit exposures, meaning the Company can cancel the unfunded commitment at any time. No credit loss estimate is recorded for off-balance sheet credit exposures that are unconditionally cancelable by the Company or for undrawn amounts under such arrangements that may be drawn prior to the cancellation of the arrangement. The ACL - Unfunded Commitments was $3,849,000 and $0 at December 31, 2023 and 2022, respectively. See Note 20 for further information on commitments.

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

The following table presents the components of the provision for credit losses (dollar amounts in thousands):

	Year Ended
	December 31, 2023	December 31, 2022
Provision for credit losses on:
Loans	$4,292	$2,200
Unfunded Commitments	390	—
Total provision for credit losses	$4,682	$2,200

A summary of past due loans as of December 31, 2023 are as follows (dollar amounts in thousands):

		90 Days			Non-Accrual
	30-89 Days	or more			with no
	Past Due	Past Due	Non-		specifically
	Accruing	and Accruing	Accrual	Total	allocated ACL
Commercial/industrial	$4,303	$106	$1,344	$5,753	$365
Commercial real estate - owner occupied	180	252	3,877	4,309	343
Commercial real estate - non-owner occupied	14	—	—	14	—
Multi-family	—	—	—	—	—
Construction and development	—	—	—	—	—
Residential 1‑4 family	871	507	429	1,807	394
Consumer	68	28	12	108	11
Other	—	—	—	—	—
	$5,436	$893	$5,662	$11,991	$1,113

A summary of past due loans as of December 31, 2022 are as follows (dollar amounts in thousands):

		90 Days
	30-89 Days	or more
	Past Due	Past Due
	Accruing	and Accruing	Non-Accrual	Total
Commercial/industrial	$192	$—	$418	$610
Commercial real estate - owner occupied	1,301	—	2,688	3,989
Commercial real estate - non-owner occupied	—	—	—	—
Multi-family	—	—	—	—
Construction and development	237	—	17	254
Residential 1‑4 family	774	268	505	1,547
Consumer	19	5	—	24
Other	—	—	—	—
	$2,523	$273	$3,628	$6,424

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

The following table presents collateral dependent loans by portfolio segment and collateral type, including those loans with and without a related allowance allocation (dollar amounts in thousands). A significant portion of the loan balances in this table and essentially all of the allowance allocations relate to PCD loans which were acquired from Hometown. Real estate collateral primarily consists of operating facilities of the underlying borrowers. Other business assets collateral primarily consists of receivables and inventory of the underlying borrowers.

	Collateral Type
As of December 31, 2023		Other		Without an	With an	Allowance
	Real Estate	Business Assets	Total	Allowance	Allowance	Allocation
Commercial/industrial	$—	$5,320	$5,320	$47	$5,273	$1,089
Commercial real estate - owner occupied	8,131	—	8,131	794	7,337	3,156
Commercial real estate - non-owner occupied	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Construction and development	—	—	—	—	—	—
Residential 1‑4 family	35	—	35	35	—	—
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total Loans	$8,166	$5,320	$13,486	$876	$12,610	$4,245

Prior to the adoption of ASU 2016-13, the allowance included specific reserves for certain individually evaluated impaired loans. Specific reserves reflected estimated losses on impaired loans from management’s analysis developed through specific credit allocations. The following table shows a summary of impaired loans individually evaluated as of December 31, 2022 (dollar amounts in thousands):

		Commercial	Commercial
		Real Estate -	Real Estate -		Construction
	Commercial/	Owner	Non - Owner	Multi-	and	Residential
	Industrial	Occupied	Occupied	Family	Development	1‑4 Family	Consumer	Other	Total
With an allowance recorded:
Recorded investment	$—	$—	$18	$—	$—	$—	$—	$—	$18
Unpaid principal balance	—	—	18	—	—	—	—	—	18
Related allowance	—	—	8	—	—	—	—	—	8

With no related allowance recorded:
Recorded investment	$284	$2,487	$497	$—	$—	$200	$—	$—	$3,468
Unpaid principal balance	284	2,487	497	—	—	200	—	—	3,468
Related allowance	—	—	—	—	—	—	—	—	—

Total:
Recorded investment	$284	$2,487	$515	$—	$—	$200	$—	$—	$3,486
Unpaid principal balance	284	2,487	515	—	—	200	—	—	3,486
Related allowance	—	—	8	—	—	—	—	—	8

Average recorded investment	$361	$3,726	$1,017	$—	$—	$237	$—	$—	$5,341

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

The following table presents total loans by risk ratings and year of origination. Loans acquired from other previously acquired institutions have been included in the table based upon the actual origination date (dollar amounts in thousands).

	Amortized Cost Basis by Origination Year
As of December 31, 2023								Revolving
	2023	2022	2021	2020	2019	Prior	Revolving	to Term	Total
Commercial/industrial
Grades 1-4	$59,526	$133,469	$62,894	$54,552	$10,380	$20,575	$78,439	$-	$419,835
Grade 5	6,127	5,367	11,641	4,208	1,180	3,039	21,420	-	52,982
Grade 6	671	93	61	206	-	-	627	-	1,658
Grade 7	365	271	5,756	2,351	30	1,687	3,563	-	14,023
Grade 8	-	-	-	-	-	-	-	-	-
Total	$66,689	$139,200	$80,352	$61,317	$11,590	$25,301	$104,049	$-	$488,498
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate - owner occupied
Grades 1-4	$55,239	$105,187	$167,124	$108,680	$47,115	$178,586	$33,220	$-	$695,151
Grade 5	7,586	24,734	24,890	12,955	11,168	26,179	21,519	-	129,031
Grade 6	-	1,161	1,694	110	867	6,552	699	-	11,083
Grade 7	3,143	9,988	10,061	2,313	14,775	15,777	2,655	-	58,712
Grade 8	-	-	-	-	-	-	-	-	-
Total	$65,968	$141,070	$203,769	$124,058	$73,925	$227,094	$58,093	$-	$893,977
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied
Grades 1-4	$54,774	$72,336	$127,450	$53,341	$45,898	$84,129	$9,870	$-	$447,798
Grade 5	944	4,819	2,872	3,516	97	10,081	-	-	22,329
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	-	-	64	366	2,722	550	-	-	3,702
Grade 8	-	-	-	-	-	-	-	-	-
Total	$55,718	$77,155	$130,386	$57,223	$48,717	$94,760	$9,870	$-	$473,829
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Multi-family
Grades 1-4	$25,099	$28,144	$103,804	$74,083	$25,640	$61,589	$2,149	$-	$320,508
Grade 5	672	1,092	10,660	-	-	27	-	-	12,451
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	-	-	-	-	-	-	-	-	-
Grade 8	-	-	-	-	-	-	-	-	-
Total	$25,771	$29,236	$114,464	$74,083	$25,640	$61,616	$2,149	$-	$332,959
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Construction and development
Grades 1-4	$65,134	$67,396	$35,017	$5,013	$1,853	$4,281	$779	$-	$179,473
Grade 5	11,796	1,190	6,060	743	-	84	808	-	20,681
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	707	-	-	172	-	790	-	-	1,669
Grade 8	-	-	-	-	-	-	-	-	-
Total	$77,637	$68,586	$41,077	$5,928	$1,853	$5,155	$1,587	$-	$201,823
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Residential 1‑4 family
Grades 1-4	$102,529	$199,295	$197,713	$160,489	$44,411	$77,644	$80,659	$-	$862,740
Grade 5	3,816	4,819	6,269	119	612	2,465	604	-	18,704
Grade 6	158	319	810	-	-	180	249	-	1,716
Grade 7	316	366	29	1,022	400	2,947	172	-	5,252
Grade 8	-	-	-	-	-	-	-	-	-
Total	$106,819	$204,799	$204,821	$161,630	$45,423	$83,236	$81,684	$-	$888,412
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Consumer
Grades 1-4	$23,711	$12,497	$6,570	$4,498	$1,194	$1,326	$925	$-	$50,721
Grade 5	-	-	-	-	-	-	-	-	-
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	-	-	-	-	-	20	-	-	20
Grade 8	-	-	-	-	-	-	-	-	-
Total	$23,711	$12,497	$6,570	$4,498	$1,194	$1,346	$925	$-	$50,741
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$4	$-	$4
Other
Grades 1-4	$347	$663	$551	$1,076	$38	$9,697	$2,520	$-	$14,892
Grade 5	-	-	-	-	-	-	88	-	88
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	-	-	-	-	-	-	-	-	-
Grade 8	-	-	-	-	-	-	-	-	-
Total	$347	$663	$551	$1,076	$38	$9,697	$2,608	$-	$14,980
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$84	$-	$84

Total Loans	$422,660	$673,206	$781,990	$489,813	$208,380	$508,205	$260,965	$-	$3,345,219
Total current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$88	$-	$88

The breakdown of loans by risk rating as of December 31, 2022 is as follows (dollar amounts in thousands):

	Pass (1-5)	6	7	8	Total
Commercial/industrial	$474,699	$3,708	$14,156	$—	$492,563
Commercial real estate - owner occupied	666,424	8,031	42,946	—	717,401
Commercial real estate - non-owner occupied	386,816	—	4,317	—	391,133
Commercial real estate - multi-family	290,650	—	—	—	290,650
Construction and development	198,895	—	1,127	—	200,022
Residential 1‑4 family	735,971	151	3,217	—	739,339
Consumer	44,794	—	2	—	44,796
Other	18,905	—	—	—	18,905
	$2,817,154	$11,890	$65,765	$—	$2,894,809

On January 1, 2023, the Company adopted ASU 2022-02, which eliminated the accounting guidance for TDRs by creditors and enhanced the disclosure requirements for certain loan modifications to borrowers experiencing financial difficulty. Loans that were both experiencing financial difficulty and were modified during the year ended December 31, 2023, were insignificant to these consolidated financial statements. The Company also had no new TDRs during the year ended December 31, 2022.

The following tables present loans acquired with deteriorated credit quality and the change in the accretable and non-accretable components of the related discounts prior to the adoption of ASU 2016-13 (dollar amounts in thousands).

	December 31, 2022
		Unpaid
	Recorded	Principal
	Investment	Balance
Commercial & Industrial	$712	$1,091
Commercial real estate - owner occupied	2,539	2,843
Commercial real estate - non-owner occupied	—	—
Commercial real estate - multi-family	—	—
Construction and development	—	—
Residential 1‑4 family	824	1,045
Consumer	—	—
Other	—	—
	$4,075	$4,979

The following table represents the change in the accretable and non-accretable components of discounts on loans acquired with deteriorated credit quality (dollar amounts in thousands):

	December 31, 2022
	Accretable	Non-accretable
	discount	discount
Balance at beginning of period	$813	$149
Acquired balance, net	292	211
Reclassifications between accretable and non-accretable	135	(135)
Accretion to loan interest income	(561)	—
Balance at end of period	$679	$225

Note 5 Related Party Matters

Directors, executive officers, and principal shareholders of the Company, including their families and firms in which they are principal owners, are considered to be related parties. Loans to officers, directors, and shareholders owning 10% or more of the Company, that we are aware of, were made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others and did not involve more than the normal risk of collectability or present other unfavorable features.

A summary of loans to directors, executive officers, principal shareholders, and their affiliates for the years ended December 31 is as follows (dollar amounts in thousands):

	2023	2022
Balances at beginning	$70,151	$73,498
New loans and advances	24,495	46,528
Repayments	(30,754)	(49,875)
Balance at end	$63,892	$70,151

Deposits from directors, executive officers, principal shareholders, and their affiliates totaled approximately $19,073,000 and $27,524,000 as of December 31, 2023 and 2022, respectively.

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

Following is an analysis of activity in servicing rights assets that are measured at fair value (dollar amounts in thousands):

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Fair value at beginning of period	$9,582	$5,016

Servicing asset additions	879	771
Loan payments and payoffs	(1,624)	(918)
Changes in valuation inputs and assumptions used in the valuation model	1,140	3,012
Amount recognized through earnings	395	2,865
MSR asset acquired	3,691	1,701
Fair value at end of period	$13,668	$9,582

Unpaid principal balance of loans serviced for others	$1,175,709	$866,941
Mortgage servicing rights as a percent of loans serviced for others	1.16	1.11

During the years ended December 31, 2023 and 2022, the Company utilized economic assumptions in measuring the initial value of MSRs for loans sold whereby servicing is retained by the Company. The economic assumptions used at December 31, 2023 and 2022 included constant prepayment speed of 7.5 and 7.5 months and a discount rate of 10.19% and 10.21%, respectively. The constant prepayment speeds are obtained from publicly available sources for each of the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation loan programs that the Company originates under.

The assumptions used by the Company are hypothetical and supported by a third-party valuation. The Company’s methodology for estimating the fair value of MSRs is highly sensitive to changes in assumptions.

The carrying value of the mortgage servicing rights approximates fair market value at December 31, 2023 and 2022.

Note 7 Premises and Equipment

An analysis of premises and equipment at December 31 follows (dollar amounts in thousands):

	2023	2022
Land and land improvements	$13,594	$9,539
Buildings and building improvements	60,790	50,215
Furniture and equipment	7,169	6,495
Totals	81,553	66,249
Less accumulated depreciation	13,245	11,383
Right-of-use lease asset (see Note 21)	1,583	1,582
Premises and equipment, net	$69,891	$56,448

Included in buildings and improvements at December 31, 2023 and 2022, is $5,743,000 and $190,000, respectively, in construction in progress. These amounts relate to branch locations which were under construction. These balances begin accumulating depreciation upon being placed in service.

Depreciation and amortization of premises and equipment charged to operating expense totaled approximately $2,073,000, $1,657,000, and $1,778,000 for the years ended December 31, 2023, 2022, and 2021, respectively.

Note 8 Other Real Estate Owned

Changes in OREO for the years ended December 31 were as follows (dollar amounts in thousands):

	2023	2022
Beginning of year	$2,520	$150
Transfers in	2,623	1,139
Assets Acquired	1,390	1,405
(Loss) gain on sale of OREO and valuation allowance	(2,133)	146
Sales	(1,827)	(320)
End of year	$2,573	$2,520

Activity in the valuation allowance for the years ended December 31 was as follows (dollar amounts in thousands):

	2023	2022	2021
Beginning of year	$—	$187	$112
Additions charged to expense	1,591	24	217
Valuation relieved due to sale of OREO	—	(211)	(142)
End of year	$1,591	$—	$187

Note 9 Investment in Minority-owned Subsidiaries

TVG, the insurance subsidiary of the Bank, maintained a 40.0% investment in Ansay at December 31, 2023 and 2022. Ansay is an independent insurance agency that has operated in southeastern Wisconsin since 1946, managing the insurance and risk needs of commercial and personal insurance clients in Wisconsin and the Midwest. As of December 31, 2023 and 2022, Ansay had total assets of $86,853,000 and $87,271,000 and liabilities of $41,398,000 and $44,178,000, respectively. The Company’s investment in Ansay, which is accounted for using the equity method, was $32,926,000 and $31,928,000 at December 31, 2023 and 2022, respectively. The Company recognized undistributed earnings of approximately $2,922,000, $2,558,000 and $2,587,000 and received dividends of $1,924,000, $1,960,000 and $1,840,000 from its investment in Ansay during the years ended December 31, 2023, 2022 and 2021, respectively.

As of December 31, 2023 and 2022, Ansay had term loans with the Bank totaling approximately $19,731,000 and $19,838,000, respectively. Ansay also has available revolving lines of credit totaling $18,000,000 with the Company, under which there were no outstanding balances as of December 31, 2023 or 2022.

Ansay maintained deposits at the Bank totaling $11,498,000 and $10,797,000 as of December 31, 2023 and 2022, respectively.

The CEO of Ansay, Michael G. Ansay, served as a member of the Board of the Company until retiring on January 15, 2024. As a related party, during 2023, 2022 and 2021 the Company received insurance consulting services and purchased director and officer fidelity bond and commercial insurance coverage through Ansay spending approximately $417,000, $357,000 and $329,000, respectively.

The Company’s proportionate share of earnings of Ansay flow through to its tax return. Deferred income taxes of approximately $944,000 and $1,125,000 were provided to account for the difference in the tax and book basis of assets and liabilities held at Ansay as of December 31, 2023 and 2022, respectively.

The Company had a 49.8% membership interest in UFS which it sold on October 1, 2023, resulting in a $38,904,000 gain on sale. Prior to this sale, the investment was accounted for on the equity method. The Company’s undistributed earnings from its investment in UFS prior to sale were approximately $2,265,000, $3,055,000, and $2,556,000 for the years ended December 31, 2023, 2022 and 2021, respectively. Data processing service fees paid by the Company to UFS were approximately $5,545,000, $4,348,000, and $3,754,000 for the years ended December 31, 2023, 2022 and 2021, respectively. The business operations of UFS consist of providing data processing and other information technology services to the Company and other financial institutions. As of December 31, 2022 UFS had total assets of $31,309,000 and liabilities of $6,680,000. The Company’s investment in UFS was $12,252,000 at December 31, 2022.

The Company’s proportionate share of earnings of UFS flow through to its tax return. Deferred income taxes of approximately $1,509,000 were provided to account for the difference in the tax and book basis of assets and liabilities held at UFS at December 31, 2022. During 2023, 2022 and 2021, the Company received $1,747,000, $2,408,000, and $2,646,000 in dividends from UFS, respectively.

Note 10  Core Deposit Intangibles

The gross carrying amount and accumulated amortization of core deposit intangibles for the years ended December 31 are as follows (dollar amounts in thousands):

	2023		2022
	Gross	Intangible	Gross	Intangible
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Core deposit intangible	$40,240	$13,244	$23,979	$7,150

Amortization expense was $6,324,000, $2,318,000 and $1,405,000 for the years ended December 31, 2023, 2022 and 2021, respectively.

The following table shows the estimated future amortization expense of core deposit intangibles. The projections of amortization expense are based on existing asset balances as of December 31, 2023 (dollar amounts in thousands):

Core
Deposit
Intangible
2024	$5,793
2025	5,003
2026	4,297
2027	3,590
2028	2,884
Thereafter	5,429
Total	$26,996

Note 11 Goodwill

Goodwill was $175,106,000 and $110,206,000 at December 31, 2023 and 2022, respectively. In addition to minor refinement of goodwill during the year, $64,911,000 in goodwill originally recorded from the acquisition of Hometown was the primary cause of the increase in goodwill during 2023.

Note 12 Deposits

The composition of deposits at December 31 is as follows (dollar amounts in thousands):

	2023	2022
Noninterest-bearing demand deposits	$1,050,735	$934,092
Interest-bearing demand deposits	204,760	344,560
Savings deposits	1,595,395	1,357,571
Time deposits	581,283	417,285
Brokered certificates of deposit	747	6,721
Total deposits	$3,432,920	$3,060,229

Time deposits of $250,000 or more were approximately $70,195,000 and $47,192,000 at December 31, 2023 and 2022, respectively.

The scheduled maturities of time deposits at December 31, 2023, are summarized as follows (dollar amounts in thousands):

2024	$511,866
2025	47,987
2026	6,999
2027	2,560
2028	3,277
Thereafter	9,341
Total	$582,030

Note 13 Securities Sold Under Repurchase Agreements

Securities sold under repurchase agreements have contractual maturities up to one year from the transaction date with variable and fixed rate terms. The agreements to repurchase securities require that the Company (seller) repurchase identical securities as those that are sold. The securities underlying the agreements were under the Company’s control.

Information concerning securities sold under repurchase agreements at December 31 consists of the following (dollar amounts in thousands):

	2023	2022	2021
Outstanding balance at the end of the year	$75,747	$97,196	$41,122
Weighted average interest rate at the end of the year	5.31%	4.31%	0.02%
Average balance during the year	$36,833	$25,749	$34,637
Average interest rate during the year	4.92%	2.11%	0.03%
Maximum month end balance during the year	$75,747	$97,196	$57,915

Note 14 Notes Payable

There were $35,508,000 and $1,915,000 of advances outstanding from the FHLB at December 31, 2023 and 2022, respectively. From time to time the Bank utilized short-term FHLB advances to fund liquidity during these years. The advances, rate, and maturities of FHLB advances as of December 31 were as follows:

	Maturity	Rate	2023	2022

			(dollars in thousands)
Fixed rate, fixed term	06/01/2023	1.79%	—	807
Fixed rate, fixed term	11/21/2023	3.06%	—	600
Fixed rate, fixed term	03/23/2026	4.02%	10,000	—
Fixed rate, fixed term	05/26/2026	1.95%	5,000	—
Fixed rate, fixed term	03/23/2027	3.91%	10,000	—
Fixed rate, fixed term	03/23/2028	3.85%	10,000	—
Fixed rate, fixed term	04/22/2030	0.00%	508	508
			35,508	1,915
Purchase accounting adjustment			(238)	14
Total notes payable			$35,270	$1,929

Future maturities of borrowings were as follows (dollars in thousands):

	December 31,	December 31,
	2023	2022

1 year or less	$—	$1,407
1 to 2 years	—	—
2 to 3 years	15,000	—
3 to 4 years	10,000	—
4 to 5 years	10,000	—
Over 5 years	508	508
	$35,508	$1,915

At December 31, 2023 and 2022, respectively, total loans available to be pledged as collateral on FHLB borrowings were approximately $1,492,916,000 and $1,152,655,000 and, of that total, $841,765,000 and $668,328,000 qualified as eligible collateral. The Bank owned $5,056,000 and $4,645,000 of FHLB stock at December 31, 2023 and 2022, respectively. At December 31, 2023 and 2022, the Bank had available liquidity of $806,180,000 and $666,424,000 for future draws, respectively. FHLB stock is included in other investments at December 31, 2023 and 2022. This stock is recorded at cost, which approximates fair value.

The Company maintains a $7,500,000 line of credit with a commercial bank, which was entered into on May 15, 2022. There were no outstanding balances on this note at December 31, 2023 or 2022. Any future borrowings will require monthly payments of interest at a variable rate, and will be due in full on May 15, 2024.

Note 15 Subordinated Debt

During September 2017, the Company entered into subordinated note agreements with three separate commercial banks under which it borrowed $11,500,000. These notes were all issued with 10-year maturities, carried interest at a variable rate payable quarterly, were callable on or after the sixth anniversary of the issuance dates, and qualified for Tier 2 capital for regulatory purposes. These notes were repaid in full during October 2023.

During July 2020, the Company entered into subordinated note agreements with two separate commercial banks. The Company had through December 31, 2020, to borrow funds up to a maximum availability of $6,000,000 under each agreement, or $12,000,000 total. These notes were issued with 10-year maturities, carry interest at a fixed rate of 5.0% through June 30, 2025, and at a variable rate thereafter, payable quarterly. These notes are callable on or after January 1, 2026 and qualify for Tier 2 capital for regulatory purposes. The Company had outstanding balances of $6,000,000 under these agreements at December 31, 2023 and 2022.

During August 2022, the Company entered into subordinated note agreements with an individual. The Company had outstanding balances of $6,000,000 under these agreements as of December 31, 2023 and 2022. These notes were issued with 10-year maturities, carry interest at a fixed rate of 5.25% through August 6, 2027, and at a variable rate thereafter, payable quarterly. These notes are callable on or after August 6, 2027 and qualify for Tier 2 capital for regulatory purposes.

As a result of the acquisition of Hometown during February 2023, the Company acquired all of the common securities of Hometown’s wholly-owned subsidiaries, Hometown Bancorp, Ltd. Capital Trust I (“Trust I”) and Hometown Bancorp, Ltd. Capital Trust II (“Trust II”). The Company also assumed adjustable rate junior subordinated debentures issued to these trusts. The junior subordinated debentures issued to Trust I and Trust II totaled $4,124,000 and $8,248,000, respectively, carried interest at floating rates resetting on each quarterly payment date, and were due on January 7, 2034 and December 15, 2036, respectively. Applicable discounts originally totaling $1,464,000 were recorded to carry the assumed debentures at their then estimated fair value and were being accreted to interest expense over the remaining life of the debentures. Both junior subordinated debentures were redeemable by the Company, subject to prior approval by the Federal Reserve Bank, on any quarterly payment date. The junior subordinated debentures represented the sole asset of Trust I and Trust II. The trusts were not included in the Company’s consolidated financial statements. The net effect of all agreements assumed with respect to Trust I and Trust II is that the Company, through payments on its debentures, was liable for the distributions and other payments required on the trusts’ preferred securities. Trust I and Trust II also provided the Company with $12,000,000 in Tier 1 capital for regulatory capital purposes. The Company redeemed the junior subordinated debenture related to Trust II during December 2023, resulting in Trust II’s dissolution. The Company redeemed the junior subordinated debenture related to Trust I on January 8, 2024, resulting in Trust I’s dissolution. As a result of the redemption of the junior subordinated debenture related to Trust II and notification of the Company’s intent to redeem the junior subordinated debenture of Trust I prior to December 31, 2023, the Company amortized the remaining original fair value discounts into interest expense during 2023.

Note 16 Income Taxes

The components of the provision for income taxes for the years ended December 31 are as follows (dollar amounts in thousands):

	2023	2022	2021
Current tax expense:
Federal	$20,158	$10,328	$9,898
State	3,399	4,960	4,626
Deferred tax benefit:
Federal	(1,234)	(617)	(1)
State	(490)	(252)	—
Change in valuation allowance	2,447	—	—
Total provision for income taxes	$24,280	$14,419	$14,523

A summary of the sources of differences between income taxes at the federal statutory rate and the provision for income taxes for the years ended December 31 follows (dollar amounts in thousands):

	2023	2022	2021
Tax expense at statutory rate	$20,747	$12,523	$12,593
Increase (decrease) in taxes resulting from:
Tax-exempt interest	(995)	(1,079)	(1,074)
State taxes (net of federal benefit)	2,685	3,719	3,666
Cash surrender value of life insurance	(322)	(194)	(161)
ESOP dividend	(88)	(77)	(98)
Nondeductible expenses associated with acquisition	61	189	—
Change in valuation allowance	2,447	—	—
Other	(255)	(662)	(403)
Total provision for income taxes	$24,280	$14,419	$14,523

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. Deferred taxes are included in other liabilities of the balance sheet. The major components of the net deferred tax asset (liability) as of December 31 are presented below (dollar amounts in thousands):

	2023	2022
Deferred tax assets:
Deferred compensation	$15	$43
Premises and equipment	357	439
Allowance for credit losses	12,856	6,178
Accrued vacation and severance	80	6
Other real estate owned	262	—
Purchase accounting	3,855	2,152
Unrealized loss on securities available for sale	3,375	5,757
Net operating loss carry forward	592	—
Other	494	1,384
Total deferred tax assets	21,886	15,959
Deferred tax liabilities:
Investment in acquisition and discount accretion	(1,557)	(624)
Mortgage servicing rights	(3,703)	(2,610)
Other investments	(101)	(84)
Prepaid expenses	—	—
Investment in minority owned subsidiaries	(944)	(2,635)
Goodwill and other intangibles	(6,591)	(5,341)
Total deferred tax liabilities	(12,896)	(11,294)
Valuation allowance	(2,447)	—
Net deferred tax asset (liability)	$6,543	$4,665

In assessing the ability of the Company to realize the benefit of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, availability of operating loss carrybacks, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which deferred tax assets are deductible, management believes it is more likely than not the Company will generate sufficient federally taxable income to realize the benefits of these deductible differences at December 31, 2023. Due to legislation during 2023 related to exempting interest income on significant portions of the Company’s loan portfolio to taxability in the state of Wisconsin, however, management estimates that future state taxable income will be insufficient to fully realize the benefits of these deductible differences, resulting in a valuation allowance of $2,447,000 on the net deferred tax asset related to state income taxes at December 31, 2023.

Tax effects from an uncertain tax position can be recognized in the financial statements only if the position is more likely than not to be sustained on audit, based on the technical merits of the position. The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. When applicable, interest and penalties on uncertain tax positions are calculated based on the guidance from the relevant tax authority and included in income tax expense. At December 31, 2023 and 2022, there was no liability for uncertain tax positions. Federal income tax returns for 4 years ended December 31, 2020 through 2023 remain open and subject to review by applicable tax authorities. State income tax returns for 5 years ended December 31, 2019 through 2023 remain open and subject to review by applicable tax authorities.

Note 17 Employee Benefit Plans

Employee Stock Ownership Plan

The Company has a defined contribution profit sharing 401(k) plan which includes the provisions for an employee stock ownership plan (“ESOP”). The plan is available to all employees over 18 years of age after completion of three months of service. Employees participating in the plan may elect to defer a minimum of 2% of compensation up to the limits specified by law. All participants of the 401(k) plan are eligible for the ESOP and may allocate their contributions to purchase shares of the Company’s stock. As of December 31, 2023 and 2022, the plan held 272,132 and 322,020 shares, respectively. These shares are included in the calculation of the Company’s earnings per share. The Company may make discretionary contributions up to the limits established by IRS regulations. The discretionary match was 35% of participant contributions up to 10% of the employee’s salary in 2023, 2022, and 2021. The Company made additional discretionary contributions to the plan of $801,000, $591,000, $600,000 in 2023, 2022 and 2021, respectively. Total expense associated with the plans was approximately $1,596,000, $1,197,000 and $1,169,000 in 2023, 2022 and 2021, respectively.

Share-based Compensation

The Company has made restricted share grants during 2023, 2022 and 2021 pursuant to the Bank First Corporation 2020 Equity Plan. The purpose of the Plan is to provide financial incentives for selected employees and for the non-employee Directors of the Company, thereby promoting the long-term growth and financial success of the Company. The Company stock to be offered under the Plan pursuant to Stock Appreciation Rights, performance unit awards, and restricted stock and unrestricted Company stock awards must be Company stock previously issued and outstanding and reacquired by the Company. The number of shares of Company stock that may be issued pursuant to awards under the 2020 Plan shall not exceed, in the aggregate, 700,000. As of December 31, 2023, 76,373 shares of Company stock has been awarded under the 2020 Plan. Compensation expense for restricted stock is based on the fair value of the awards of Bank First Corporation common stock at the time of grant. The value of restricted stock grants that are expected to vest is amortized into expense over the vesting periods of the respective grants. For the years ended December 31, 2023, 2022 and 2021, compensation expense of $2,142,000, $1,662,000 and $1,393,000, respectively, was recognized related to restricted stock awards.

As of December 31, 2023, there was $1,993,000 of unrecognized compensation cost related to non-vested restricted stock awards granted under the plan. That cost is expected to be recognized over a weighted average period of 1.33 years. The aggregate grant date fair value of restricted stock awards that vested during 2023 was approximately $1,655,000.

	For the year ended		For the year ended
	December 31, 2023		December 31, 2022
		Weighted-		Weighted-
		Average Grant-		Average Grant-
	Shares	Date Fair Value	Shares	Date Fair Value
Restricted Stock
Outstanding at beginning of year	59,272	$65.85	58,611	$61.44
Granted	25,506	80.15	25,451	69.73
Vested	(25,762)	64.25	(20,785)	60.52
Forfeited or cancelled	(820)	67.02	(4,005)	60.50
Outstanding at end of year	58,196	$72.28	59,272	$65.85

Deferred Compensation Plan

The Company has a deferred compensation agreement with one of its former executive officers. The benefits were payable beginning June 30, 2009, the date of termination of employment with the Company via retirement. The estimated annual cash benefit payment upon retirement at the age of 70 under the salary continuation plan is $108,011. The payoff is for the participant’s lifetime and is guaranteed to the participant or their surviving beneficiary for a minimum of 15 years. Related expense for this agreement was approximately $5,000, $10,000, and $15,000 for the years ended December 31, 2023, 2022 and 2021, respectively. The vested present value of future payments of approximately $53,000 and $156,000 at December 31, 2023 and 2022, respectively, is included in other liabilities. During 2023 and 2022 the discount rate used to present value the future payments of this obligation was 4.95%.

Note 18 Stockholders’ Equity and Regulatory Matters

The Bank, as a national bank, is subject to the dividend restrictions set forth by the Office of the Comptroller of the Currency. Under such restrictions, the Bank may not, without the prior approval of the Office of the Comptroller of the Currency, declare dividends in excess of the sum of the current year’s earnings (as defined) plus the retained earnings (as defined) from the prior two years. The dividends that the Bank could declare without the prior approval of the Office of the Comptroller of the Currency as of December 31, 2023 totaled approximately $128,790,000. The payment of dividends may be further limited because of the need for the Bank to maintain capital ratios satisfactory to applicable regulatory agencies.

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

Under regulatory guidance for non-advanced approaches institutions, the Bank and Company are required to maintain minimum amounts and ratios of common equity Tier I capital to risk-weighted assets, including an additional conservation buffer determined by banking regulators. As of December 31, 2023 and 2022, this buffer was 2.50%. As of December 31, 2023 and 2022, the Bank and Company met all capital adequacy requirements to which they are subject.

Actual and required capital amounts and ratios are presented below (dollar amounts in thousands):

							To Be Well
					Minimum Capital		Capitalized Under
			For Capital		Adequacy with		Prompt Corrective
	Actual		Adequacy Purposes		Capital Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2023
Total capital (to risk-weighted assets):
Company	$484,398	13.99%	$276,904	8.00%	$363,437	10.50%	NA	NA
Bank	$446,634	12.91%	$276,726	8.00%	$363,202	10.50%	$345,907	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$437,979	12.65%	$207,678	6.00%	$294,211	8.50%	NA	NA
Bank	$412,215	11.92%	$207,544	6.00%	$294,021	8.50%	$276,726	8.00%
Common Equity Tier 1 capital (to risk-weighted assets):
Company	$433,979	12.54%	$155,759	4.50%	$242,291	7.00%	NA	NA
Bank	$412,215	11.92%	$155,658	4.50%	$242,135	7.00%	$224,840	6.50%
Tier 1 capital (to average assets):
Company	$437,979	11.05%	$158,581	4.00%	$158,581	4.00%	NA	NA
Bank	$412,215	10.40%	$158,585	4.00%	$158,585	4.00%	$198,231	5.00%

							To Be Well
					Minimum Capital		Capitalized Under
			For Capital		Adequacy with		Prompt Corrective
	Actual		Adequacy Purposes		Capital Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022
Total capital (to risk-weighted assets):
Company	$387,814	12.23%	$253,689	8.00%	$332,967	10.50%	NA	NA
Bank	$372,312	11.75%	$253,504	8.00%	$332,724	10.50%	$316,880	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$341,634	10.77%	$190,627	6.00%	$269,545	8.50%	NA	NA
Bank	$349,632	11.03%	$190,128	6.00%	$269,348	8.50%	$253,504	8.00%
Common Equity Tier 1 capital (to risk-weighted assets):
Company	$341,634	10.77%	$142,700	4.50%	$221,978	7.00%	NA	NA
Bank	$349,632	11.03%	$142,596	4.50%	$221,816	7.00%	$205,972	6.50%
Tier 1 capital (to average assets):
Company	$341,634	9.69%	$140,992	4.00%	$140,992	4.00%	NA	NA
Bank	$349,632	9.93%	$140,887	4.00%	$140,887	4.00%	$176,108	5.00%

Note 19 Segment Information

The Company, through the branch network of its subsidiary, the Bank, provides a full range of consumer and commercial financial institution services to individuals and businesses in Wisconsin. These services include credit cards; secured and unsecured consumer, commercial, and real estate loans; demand, time, and savings deposits; and ATM processing. The Company also offers a full-line of insurance services through its equity investment in Ansay.

While the Company’s chief decision makers monitor the revenue streams of various Company products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company’s financial institution operations are considered by management to be aggregated in one reportable operating segment.

Note 20 Commitments and Contingencies

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements and for fixed rate commitments also considers the difference between current levels of interest rates and committed rates. The notional amount of rate lock commitments at December 31, 2023 and 2022, respectively, was $5,854,000 and $3,736,000.

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

The following commitments were outstanding at December 31 (dollar amounts in thousands):

	Notional Amount
	December 31, 2023	December 31, 2022

Commitments to extend credit:
Fixed	$92,113	$120,906
Variable	707,285	539,658
Credit card arrangements	21,213	17,364
Letters of credit	9,785	10,343

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

Letters of credit include $9,785,000 of standby letters of credit and no direct pay letters of credit. Standby letters of credit are conditional lending commitments issued by the Company to guaranty the performance of a customer to a third party. Direct pay letters of credit generally are issued to support the marketing of industrial development revenue and housing bonds and provide that all debt service payments will be paid by drawing on the letter of credit. The letter of credit draws are then repaid by draws from the customer’s bank account.  Generally, all standby letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company generally holds collateral supporting these commitments. The majority of the Company’s loans, commitments, and letters of credit have been granted to customers in the Company’s market area. The concentrations of credit by type are set forth in Note 4. Standby letters of credit were granted primarily to commercial borrowers. Management believes the diversity of the local economy will prevent significant losses in the event of an economic downturn.

Note 21 Leases

In accordance with GAAP, leases where the Company is the lessee are recognized on-balance sheet through a right-of-use (“ROU”) model that requires recognition of a ROU lease asset and liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

The Company leases certain properties under operating leases that resulted in the recognition of ROU lease assets of approximately $1,583,000 and $1,582,000 and corresponding lease liabilities of similar value on the Company’s Consolidated Balance Sheets as of December 31, 2023 and 2022, respectively.

GAAP provides a number of optional practical expedients in transition. The Company has elected the “package of practical expedients,” which permits the Company not to reassess under the new standard the prior conclusions about lease identification, lease classification and initial direct costs. The Company also elected the use of the hindsight, a practical expedient which permits the use of information available after lease inception to determine the lease term via the knowledge of renewal options exercised not available as of the lease’s inception. The Company elected the short-term lease recognition exemption for all leases that qualify, meaning those with terms under twelve months. ROU assets or lease liabilities are not to be recognized for short-term leases. The Company also elected the practical expedient to not separate lease and non-lease components for all leases, the majority of which consist of real estate common area maintenance expenses. However, since these non-lease items are subject to change, they are treated and disclosed as variable payments in the quantitative disclosures below.

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

	Year Ended
(dollars in thousands)	December 31, 2023	December 31, 2022
Amortization of ROU Assets - Operating Leases	$(2)	$(1)
Interest on Lease Liabilities - Operating Leases	87	96
Operating Lease Cost (Cost resulting from lease payments)	85	95
Weighted Average Lease Term (Years) - Operating Leases	30.00	31.00
Weighted Average Discount Rate - Operating Leases	5.50%	5.50%

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liabilities is as follows (dollar amounts in thousands):

December 31, 2023
Operating lease payments due:
Within one year	$85
After one but within two years	86
After two but within three years	94
After three but within four years	94
After four years but within five years	94
After five years	3,043
Total undiscounted cash flows	3,496
Discount on cash flows	(1,913)
Total operating lease liabilities	$1,583

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

Level 3:	Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

Information regarding the fair value of assets measured at fair value on a recurring basis is as follows (dollar amounts in thousands):

	Instruments	Markets	Other	Significant
	Measured	for Identical	Observable	Unobservable
	At Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2023
Assets
Securities available for sale
Obligations of U.S. Government sponsored agencies	$28,294	$—	$28,294	$—
Obligations of states and political subdivisions	58,246	—	58,246	—
Mortgage-backed securities	36,130	—	36,130	—
Corporate notes	19,038	—	19,038	—
Certificates of deposit	489	—	489	—
Mortgage servicing rights	13,668	—	13,668	—

December 31, 2022
Assets
Securities available for sale
U.S. Treasury securities	$142,097	$—	$142,097	$—
Obligations of U.S. Government sponsored agencies	21,749	—	21,749	—
Obligations of states and political subdivisions	83,186	—	83,186	—
Mortgage-backed securities	36,637	—	36,637	—
Corporate notes	19,994	—	19,994	—
Certificates of deposit	974	—	974	—
Mortgage servicing rights	9,582	—	9,582	—

There were no assets measured on a recurring basis using significant unobservable inputs (Level 3) during these periods.

Information regarding the fair value of assets measured at fair value on a non-recurring basis is as follows (dollar amounts in thousands):

		Quoted Prices
		In Active	Significant
	Assets	Markets	Other	Significant
	Measured	for Identical	Observable	Unobservable
	At Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2023
OREO	$2,573	$—	$—	$2,573
Loans individually evaluated, net of reserve	9,242	—	—	9,242
	$11,815	$—	$—	$11,815

December 31, 2022
OREO	$2,520	$—	$—	$2,520
Impaired Loans, net of impairment reserve	3,478	—	—	3,478
	$5,998	$—	$—	$5,998

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

				Weighted
		Unobservable	Range of	Average
	Valuation Technique	Inputs	Discounts	Discount
As of December 31, 2023
Other real estate owned	Third party appraisals, sales contracts or brokered price options	Collateral discounts and estimated costs to sell	3% - 71%	38%
Loans individually evaluated	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 53%	31%

As of December 31, 2022
Other real estate owned	Third party appraisals, sales contracts or brokered price options	Collateral discounts and estimated costs to sell	0%	0%
Impaired loans	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 71%	26%

The carrying value and estimated fair value of financial instruments at December 31 follows (dollar amounts in thousands):

	Carrying
December 31, 2023	amount	Level 1	Level 2	Level 3	Total

Financial assets:
Cash and cash equivalents	$247,468	$247,468	$—	$—	$247,468
Securities held to maturity	103,324	99,475	4,151	—	103,626
Loans held for sale	3,012	—	—	3,012	3,012
Loans, net	3,299,365	—	—	3,168,749	3,168,749
Other investments	21,366	—	—	21,366	21,366
Mortgage servicing rights	13,668	—	13,668	—	13,668
Financial liabilities:
Deposits	$3,432,920	$—	$—	$3,153,512	$3,153,512
Securities sold under repurchase agreements	75,747	—	75,747	—	75,747
Notes payable	35,270	—	35,270	—	35,270
Subordinated notes	12,000	—	12,000	—	12,000
Junior subordinated debentures	4,124	—	4,124	—	4,124

	Carrying
December 31, 2022	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$119,351	$119,351	$—	$—	$119,351
Securities held to maturity	45,097	38,577	5,193	—	43,770
Loans held for sale	648	—	—	648	648
Loans, net	2,871,298	—	—	2,832,454	2,832,454
Other investments	16,495	—	—	16,495	16,495
Mortgage servicing rights	9,582	—	9,582	—	9,582
Financial liabilities:
Deposits	$3,060,229	—	—	2,732,007	2,732,007
Securities sold under repurchase agreements	97,196	—	97,196	—	97,196
Notes payable	1,929	—	1,929	—	1,929
Subordinated notes	23,500	—	23,500	—	23,500

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

Note 23 Parent Company Only Financial Statements

Balance Sheets

	December 31
	2023	2022

	(In Thousands)
Assets
Cash and cash equivalents	$37,360	$14,760
Securities	1,935	1,851
Investment in Bank	598,033	461,101
Investment in Veritas (Dissolved during 2023)	—	39
Other assets	272	462
TOTAL ASSETS	$637,600	$478,213
Liabilities and Stockholders’ Equity
Liabilities
Subordinated notes	$12,000	$23,500
Junior subordinated notes	4,124	—
Other liabilities	1,678	1,610
Total liabilities	17,802	25,110
Stockholders’ equity:
Common stock	115	101
Additional paid-in capital	333,815	218,263
Retained earnings	348,001	295,496
Treasury stock, at cost	(53,387)	(45,191)
Accumulated other comprehensive income (loss)	(8,746)	(15,566)
Total stockholders’ equity	619,798	453,103
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$637,600	$478,213

Statements of Income

	Years Ended December 31
	2023	2022	2021

	(In Thousands)
Income:
Dividends received from Bank	$68,573	$22,281	$22,361
Equity in undistributed earnings of subsidiaries	10,271	25,258	24,687
Other income	—	9	—
Total income	78,844	47,548	47,048
Other expenses	5,951	3,204	2,205
Benefit for income taxes	(1,621)	(870)	(601)
Net income	$74,514	$45,214	$45,444

Statements of Cash Flows

	Years Ended December 31,
	2023	2022	2021

	(In thousands)
Cash flow from operating activities:
Net income	$74,514	$45,214	$45,444
Adjustments to reconcile net income to net cash used in operating activities:
Stock compensation	2,142	1,662	1,393
Equity in earnings of subsidiaries (includes dividends)	(78,844)	(47,539)	(47,048)
Changes in other assets and liabilities:
Other assets	403	(772)	1
Other liabilities	(623)	(2,054)	(660)
Net cash used in operating activities	(2,408)	(3,489)	(870)
Cash flows from investing activities, net of effects of business combination:
Dividends received from Bank	69,982	22,355	22,360
Dividends received from Veritas	37	—	—
Net cash used in business combination	(4,554)	5,159	—
Proceeds from other investments	248	—	—
Net cash provided by investing activities	65,713	27,514	22,360
Cash flows from financing activities, net of effects of business combination:
Repayment of junior subordinated debentures	(8,248)	—	—
Repayment of subordinate notes	(11,500)	—	—
Proceeds from subordinated notes	—	6,000	—
Cash dividends paid	(11,106)	(7,248)	(8,733)
Issuance of common stock	195	114	114
Repurchase of common stock	(10,046)	(14,314)	(8,272)
Net cash used in financing activities	(40,705)	(15,448)	(16,891)
Net increase in cash and cash equivalents	22,600	8,577	4,599
Cash and cash equivalents at beginning	14,760	6,183	1,584
Cash and cash equivalents at end	$37,360	$14,760	$6,183

Note 24 Earnings Per Common Share

See Note 1 for the Company’s accounting policy regarding per share computations. Earnings per common share, earnings per share assuming dilution, and related information are summarized as follows:

	Years ended December 31,
(in thousands, except per share data)	2023	2022	2021
Basic
Net income available to common shareholders	$74,514	$45,214	$45,444
Less: Earnings allocated to participating securities	(425)	$(330)	$(351)
Net income allocated to common shareholders	$74,089	$44,884	$45,093

Weighted average common shares outstanding including participating securities	10,231,569	8,104,117	7,680,896
Less: Participating securities	(58,359)	(59,211)	(59,264)
Average shares	10,173,210	8,044,906	7,621,632

Basic earnings per common shares	$7.28	$5.58	$5.92

Diluted
Net income available to common shareholders	$74,514	$45,214	$45,444
Weighted average common shares outstanding for basic earnings per common share	10,173,210	8,044,906	7,621,632
Add: Dilutive effects of stock based compensation awards	25,783	24,354	21,535
Average shares and dilutive potential common shares	10,198,993	8,069,260	7,643,167

Diluted earnings per common share	$7.28	$5.58	$5.92

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of December 31, 2023 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, the Company’s disclosure controls and procedures were effective for ensuring that information the Company is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s senior management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). As permitted by SEC guidance, management excluded from its assessment the operations of Hometown Bancorp, Ltd., which the Company acquired on February 10, 2023, as described in “Note 2 – Acquisitions” of the Notes to the Consolidated Financial Statements included in item 8 in this report. The fair value of assets acquired from Hometown Bancorp, Ltd. at the acquisition date represented 14.6% of the consolidated total assets of the Company as of December 31, 2023.

Based on this assessment management has determined that, as of December 31, 2023, the Company’s internal control over financial reporting is effective based on the specified criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, has been audited by FORVIS, LLP, an independent registered public accounting firm, as state in their report herein – “Report of Independent Registered Accounting Firm.”

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company is continually monitoring and assessing changes in processes and activities to determine any potential impact on the design and operating effectiveness of internal controls over financial reporting.

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

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

The following table describes, for the quarter ended December 31, 2023, each trading arrangement for the sale or purchase of our securities adopted, terminated or for which the amount, pricing or timing provisions were modified by our directors and officers (as defined in Rule 16a-1(f) of the Exchange Act) that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”) or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K):

Name (Title)	Action Taken (Date)	Type	Nature	Duration	Aggregate Number of Shares to be Purchased or Sold
Stephen E. Johnson (director)	Adoption (Oct. 24, 2023)	Non-Rule 10b5-1	Sales	Oct. 24, 2023	2,000 shares of common stock

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in Part III, Item 10 will be under the headings “Proposal 1—Election of Directors,” “Executive Officers,” “Corporate Governance,” “Committees of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the 2024 Annual Meeting of Shareholders, incorporated herein by reference.

ITEM 11.      EXECUTIVE COMPENSATION

The information required in Part III, Item 11 will be under the headings “Director Compensation,” “Named Executive Officer Compensation” and “Committees of the Board of Directors” in the Company’s definitive proxy statement for the 2024 Annual Meeting of Shareholders, incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of December 31, 2023 with respect to shares of common stock that may be issued under the Company’s equity compensation plans.

Number of
securities
remaining
	Number of	Weighted	available for
	securities to	average	future issuance
	be issued upon	exercise	under equity
	exercise	price of	compensation
	of outstanding	outstanding	plans (excluding
	options,	options,	securities
	warrants and	warrants	reflected
	rights	and rights	in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	$0	623,554
Total at December 31, 2023	0	$0	623,554
(1)	On June 8, 2020, the Company's shareholders approved the Company's 2020 Equity Plan, authorizing up to 700,000 shares of stock to be awarded as long-term incentive compensation to employees and non-employee directors over a period of ten (10) years.

The remaining information required in Part III, Item 12 will be under the heading “Common Stock Ownership of Certain Beneficial Owners and Management” in the Company’s definitive proxy statement for the 2024 Annual Meeting of Shareholders, incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in Part III, Item 13 will be under the headings “Certain Relationships and Related-Party Transactions” and “Corporate Governance” in the Company’s definitive proxy statement for the 2024 Annual Meeting of Shareholders, incorporated herein by reference.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required in Part III, Item 14 will be under the heading “Information Regarding the Company’s Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement for the 2024 Annual Meeting of Shareholders, incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

The following consolidated financial statements of Bank First and our subsidiaries and related reports of our independent registered public accounting firm are incorporated in this Item 15 by reference from Part II - Item 8. Financial Statements and Supplementary Data of this Report.

Consolidated balance sheets as of December 31, 2023 and 2022

Consolidated statements of income for the years ended December 31, 2023, 2022 and 2021

Consolidated statements of comprehensive income for the years ended December 31, 2023, 2022 and 2021

Consolidated statements of changes in shareholders’ equity for the years ended December 31, 2023, 2022 and 2021

Consolidated statements of cash flows for the years ended December 31, 2023, 2022 and 2021

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

3.2	Amended and Restated Bylaws of Bank First Corporation (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2023 and incorporated herein by reference.
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
10.4

Form of Restricted Stock Award Agreement for Named Executive Officers (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on March 4, 2021 and incorporated herein by reference).*

10.5

Form of Restricted Stock Award Agreement for Non-Employee Directors (filed as Exhibit 99.2 to the Company's Current Report on Form 8-K filed with the SEC on March 4, 2021 and incorporated herein by reference).*

10.6

Change in Control Agreement dated April 12, 2022 between Bank First Corporation and Michael B. Molepske (filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2023 and incorporated herein by reference).*

10.7

Change in Control Agreement dated April 12, 2022 between Bank First Corporation and Kevin M. LeMahieu (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2023 and incorporated herein by reference).*

10.8

Change in Control Agreement dated April 12, 2022 between Bank First Corporation and Jason V. Krepline (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2023 and incorporated herein by reference).*

10.9

Change in Control Agreement dated April 11, 2022 between Bank First Corporation and Joan A. Woldt (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2023 and incorporated herein by reference).*

10.10

Change in Control Agreement dated February 10, 2023 between Bank First Corporation and Timothy J. McFarlane (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2023 and incorporated herein by reference).*

10.11	Change in Control Agreement dated May 16, 2023 between Bank First Corporation and Kelly M. Dvorak*
10.12	Separation Agreement and General Release dated November 15, 2023 between Bank First Corporation and Joan Woldt*
21	Subsidiaries of Bank First Corporation.
23.1	Consent of Independent Registered Public Accounting Firm (FORVIS, LLP).
24	Power of Attorney contained on the signature pages of this 2022 Annual Report on Form 10-K and incorporated herein by reference.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Bank First Corporation Compensation Clawback Policy
101 INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)

* Compensatory plan or arrangement.

ITEM 16.     FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Bank First Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK FIRST CORPORATION

February 29, 2024	By:	/s/ Michael B. Molepske
Michael B. Molepske
Chief Executive Officer
(Principal Executive Officer)

February 29, 2024	By:	/s/ Kevin M. LeMahieu
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

/s/ Mary-Kay H. Bourbulas	Director	February 29, 2024
Mary-Kay H. Bourbulas
/s/ Robert D. Gregorski	Director	February 29, 2024
Robert D. Gregorski
/s/ Judy L. Heun	Director	February 29, 2024
Judy L. Heun
/s/ Stephen E. Johnson	Director	February 29, 2024
Stephen E. Johnson /s/Laura E. Kohler	Director	February 29, 2024
Laura E. Kohler
/s/Phillip R. Maples	Director	February 29, 2024
Phillip R. Maples /s/Timothy J. McFarlane	Director	February 29, 2024
Timothy J. McFarlane
/s/ Michael B. Molepske	Director	February 29, 2024
Michael B. Molepske
/s/ David R. Sachse	Director	February 29, 2024
David R. Sachse
/s/ Peter J. Van Sistine	Director	February 29, 2024
Peter J. Van Sistine