Form 10-Q
period 2024-03-31
Bank First Corp
filed 2024-05-09
CIK 1746109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Large accelerated filer ⌧	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
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

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of May 9, 2024 was 10,081,430 shares.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS:

BANK FIRST CORPORATION

Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2024	December 31, 2023
	(Unaudited)	(Audited)

Assets
Cash and due from banks	$36,059	$69,973
Interest-bearing deposits	47,315	177,495
Cash and cash equivalents	83,374	247,468
Securities held to maturity, at amortized cost ($110,867 and $103,626 fair value at March 31, 2024 and December 31, 2023, respectively)	111,732	103,324
Securities available for sale, at fair value ($151,360 and $154,318 amortized cost at March 31, 2024 and December 31, 2023, respectively)	138,420	142,197
Loans held for sale	1,293	3,012
Loans	3,383,395	3,342,974
Allowance for credit losses - loans ("ACL-Loans")	(44,378)	(43,609)
Loans, net	3,339,017	3,299,365
Premises and equipment, net	69,621	69,891
Goodwill	175,106	175,106
Other investments	21,290	21,366
Cash value of life insurance	61,697	61,292
Core deposit intangibles, net	25,496	26,996
Mortgage servicing rights ("MSR")	13,356	13,668
Other real estate owned (“OREO”)	2,674	2,573
Investment in Ansay and Associates, LLC ("Ansay")	33,372	32,926
Other assets	23,476	22,658
TOTAL ASSETS	$4,099,924	$4,221,842
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Interest-bearing deposits	$2,425,550	$2,382,185
Noninterest-bearing deposits	990,489	1,050,735
Total deposits	3,416,039	3,432,920
Securities sold under repurchase agreements	—	75,747
Notes payable	35,295	35,270
Subordinated notes	12,000	12,000
Junior subordinated debenture	—	4,124
Other liabilities	27,260	41,983
Total liabilities	3,490,594	3,602,044
Stockholders’ equity:
Serial preferred stock - $0.01 par value
Authorized - 5,000,000 shares	—	—
Common stock - $0.01 par value
Authorized - 20,000,000 shares
Issued - 11,515,130 shares as of March 31, 2024 and December 31, 2023
Outstanding - 10,129,190 and 10,365,131 shares as of March 31, 2024 and December 31, 2023, respectively	115	115
Additional paid-in capital	332,224	333,815
Retained earnings	359,872	348,001
Treasury stock, at cost - 1,385,940 and 1,149,999 shares as of March 31, 2024 and December 31, 2023, respectively	(73,470)	(53,387)
Accumulated other comprehensive loss	(9,411)	(8,746)
Total stockholders’ equity	609,330	619,798
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,099,924	$4,221,842

See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statements of Income

(In thousands, except per share data) (Unaudited)

	Three months ended March 31,
	2024	2023

Interest income:
Loans, including fees	$44,875	$38,091
Securities:
Taxable	2,887	2,076
Tax-exempt	245	303
Other	1,265	432
Total interest income	49,272	40,902
Interest expense:
Deposits	15,392	7,450
Securities sold under repurchase agreements	22	561
Borrowed funds	509	657
Total interest expense	15,923	8,668
Net interest income	33,349	32,234
Provision for credit losses	200	4,182
Net interest income after provision for credit losses	33,149	28,052
Noninterest income:
Service charges	1,634	1,599
Income from Ansay	979	1,071
Income from UFS, LLC (“UFS”)	—	890
Loan servicing income	726	636
Valuation adjustment on MSR	(312)	779
Net gain on sales of mortgage loans	219	140
Other	1,151	734
Total noninterest income	4,397	5,849
Noninterest expense:
Salaries, commissions, and employee benefits	10,893	9,912
Occupancy	1,584	1,591
Data processing	2,389	1,864
Postage, stationery, and supplies	238	380
Net gain on sales and valuations of OREO	(47)	—
Net loss on sale of securities	34	75
Advertising	95	81
Charitable contributions	176	223
Outside service fees	1,293	2,202
Amortization of intangibles	1,500	1,422
Other	2,169	1,914
Total noninterest expense	20,324	19,664
Income before provision for income taxes	17,222	14,237
Provision for income taxes	1,810	3,557
Net Income	$15,412	$10,680
Earnings per share - basic	$1.51	$1.09
Earnings per share - diluted	$1.51	$1.09

See accompanying notes to unaudited consolidated financial statements

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statements of Comprehensive Income

(In thousands) (Unaudited)

	Three Months Ended
	March 31,
	2024	2023

Net Income	$15,412	$10,680
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities:
Unrealized holding gains (losses) arising during period	(853)	3,226
Reclassification adjustment for losses included in net income	34	75
Income tax benefit (expense)	154	(891)
Total other comprehensive income (loss)	(665)	2,410
Comprehensive income	$14,747	$13,090

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statement of Stockholders’ Equity

(In thousands, except share and per share data) (Unaudited)

						Accumulated
	Serial		Additional			Other	Total
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive	Stockholders'
	Stock	Stock	Capital	Earnings	Stock	Income (loss)	Equity

Balance at January 1, 2023	$—	$101	$218,263	$295,496	$(45,191)	$(15,566)	$453,103
Net income	—	—	—	10,680	—	—	10,680
Other comprehensive income	—	—	—	—	—	2,410	2,410
Purchase of treasury stock	—	—	—	—	(6,727)	—	(6,727)
Sale of treasury stock	—	—	—	—	37	—	37
Cash dividends ($0.25 per share)	—	—	—	(2,616)	—	—	(2,616)
Amortization of stock-based compensation	—	—	456	—	—	—	456
Vesting of restricted stock awards	—	—	(1,585)	—	1,585	—	—
Adoption of new accounting pronouncement	—	—	—	(10,050)	—	—	(10,050)
Shares issued in the acquisition of Hometown Bancorp, Ltd. (1,450,272 shares)	—	14	115,065	—	—	—	115,079

Balance at March 31, 2023	$—	$115	$332,199	$293,510	$(50,296)	$(13,156)	$562,372

Balance at January 1, 2024	$—	$115	$333,815	$348,001	$(53,387)	$(8,746)	$619,798
Net income	—	—	—	15,412	—	—	15,412
Other comprehensive loss	—	—	—	—	—	(665)	(665)
Purchase of treasury stock	—	—	—	—	(22,283)	—	(22,283)
Sale of treasury stock	—	—	—	—	55	—	55
Cash dividends ($0.35 per share)	—	—	—	(3,541)	—	—	(3,541)
Amortization of stock-based compensation	—	—	554	—	—	—	554
Vesting of restricted stock awards	—	—	(2,145)	—	2,145	—	—

Balance at March 31, 2024	$—	$115	$332,224	$359,872	$(73,470)	$(9,411)	$609,330

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Three Months Ended March 31,
	2024	2023

Cash flows from operating activities:
Net income	$15,412	$10,680
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	200	4,182
Depreciation and amortization of premises and equipment	564	494
Amortization of intangibles	1,500	1,422
Net accretion of securities	(1,090)	(400)
Amortization of stock-based compensation	554	456
Accretion of purchase accounting valuations	(1,170)	(2,078)
Net change in deferred loan fees and costs	(133)	(150)
Change in fair value of MSR and other investments	388	(1,024)
Loss from sale and disposal of premises and equipment	170	—
Net gain on sale of OREO and valuation allowance	(47)	—
Proceeds from sales of mortgage loans	18,516	9,478
Originations of mortgage loans held for sale	(16,578)	(11,033)
Gain on sales of mortgage loans	(219)	(140)
Realized loss on sale of securities	34	75
Undistributed income of UFS joint venture	—	(890)
Undistributed income of Ansay joint venture	(979)	(1,071)
Net earnings on life insurance	(405)	(346)
Increase in other assets	(664)	(3,444)
Decrease in other liabilities	(14,724)	(2,097)
Net cash provided by operating activities	1,329	4,114
Cash flows from investing activities, net of effects of business combination:
Activity in securities available for sale and held to maturity:
Sales	10,206	34,197
Maturities, prepayments, and calls	79,087	111,476
Purchases	(93,687)	—
Net increase in loans	(38,551)	(24,789)
Dividends received from UFS	—	597
Dividends received from Ansay	533	495
Proceeds from sale of OREO	261	—
Net sales of Federal Home Loan Bank (“FHLB”) stock	—	262
Net purchases of Federal Reserve Bank (“FRB”) stock	—	(3,925)
Purchases of premises and equipment	(778)	(2,704)
Net cash received in business combination	—	89,959
Net cash provided by (used in) investing activities	(42,929)	205,568

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statements of Cash Flows (Continued)

(In thousands) (Unaudited)

	Three Months Ended March 31,
	2024	2023

Cash flows from financing activities, net of effects of business combination:
Net decrease in deposits	$(16,854)	$(129,442)
Net decrease in securities sold under repurchase agreements	(75,747)	(50,560)
Proceeds from advances of notes payable	—	121,700
Repayment of notes payable	—	(91,734)
Repayment of junior subordinated debentures	(4,124)	—
Dividends paid	(3,541)	(2,616)
Proceeds from sales of common stock	55	37
Repurchase of common stock	(22,283)	(6,727)
Net cash used in financing activities	(122,494)	(159,342)
Net increase (decrease) in cash and cash equivalents	(164,094)	50,340
Cash and cash equivalents at beginning of period	247,468	119,351
Cash and cash equivalents at end of period	$83,374	$169,691

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$15,779	$7,108
Supplemental schedule of noncash activities:
MSR resulting from sale of loans	189	129
Change in unrealized gains and losses on investment securities available for sale, net of tax	(665)	2,410

Acquisition:
Fair value of assets acquired	$—	$615,105
Fair value of liabilities assumed	—	549,564
Net assets acquired	$—	$65,541
Common stock issued in acquisition	$—	$115,079

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

These interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures required by GAAP have been omitted or abbreviated. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (“Annual Report”).

The unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results for interim periods are not necessarily indicative of results for a full year.

Critical Accounting Policies and Estimates

The accounting and reporting policies of the Company conform to GAAP in the United States and general practices within the financial institution industry. To prepare financial statements in conformity with GAAP, management makes estimates, assumptions and judgments based on available information. These estimates, assumptions and judgments are based on information available as of the date of the financial statements and, as this information changes, actual results could differ from the estimates, assumptions and judgments reflected in the financial statement. As disclosed in the Company’s Annual Report, management has identified several accounting policies that, due to the estimates, assumptions and judgments inherent in those policies, are critical in understanding our financial statements. These include accounting for business combinations (primarily related to core deposit intangibles and acquired loans), accounting for the ACL-Loans, and the valuation and recording of deferred tax assets and liabilities.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU is intended to improve the transparency and decision usefulness of income tax disclosures by requiring specific categories in the rate reconciliation table and disaggregation of taxes paid by jurisdiction. All public entities must also provide additional information for reconciling items that meet a specific quantitative threshold. This update is effective for annual periods beginning after December 15, 2024.

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

The Company accounted for this transaction under the acquisition method of accounting, and thus, the financial position and results of operations of Hometown prior to the consummation date was not included in the accompanying consolidated financial statements. The accounting required assets purchased and liabilities assumed to be recorded at their respective fair values at the date of acquisition. The Company determined the fair value of core deposit intangibles, securities, premises and equipment, loans, other assets and liabilities and deposits with the assistance of third-party valuations, appraisals and third-party advisors. The estimated fair values were subject to refinement for up to one year after deal consummation as additional information became available relative to the closing date fair values.

For more information concerning the Company’s acquisitions, see “Note 2 – Acquisition” in the Company’s audited consolidated financial statements included in the Company’s Annual Report.

NOTE 3 – EARNINGS PER SHARE

The two-class method is used in the calculation of basic and diluted earnings per share. Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. There were no anti-dilutive stock options for the three months ended March 31, 2024 or 2023.

The following table presents the factors used in the earnings per share computations for the period indicated:

	Three Months Ended March 31,
	2024	2023
Basic
Net income available to common shareholders	$15,412	$10,680
Less: Earnings allocated to participating securities	(84)	(64)
Net income allocated to common shareholders	$15,328	$10,616

Weighted average common shares outstanding including participating securities	10,233,347	9,772,852
Less: Participating securities (1)	(55,415)	(58,668)
Average shares	10,177,932	9,714,184

Basic earnings per common shares	$1.51	$1.09

Diluted
Net income available to common shareholders	$15,412	$10,680

Weighted average common shares outstanding for basic earnings per common share	10,177,932	9,714,184
Add: Dilutive effects of stock based compensation awards	23,441	23,695
Average shares and dilutive potential common shares	10,201,373	9,737,879
Diluted earnings per common share	$1.51	$1.09
(1)	Participating securities are restricted stock awards whereby the stock certificates have been issued, are included in outstanding shares, receive dividends and can be voted, but have not vested.

NOTE 4 – SECURITIES

The following is a summary of available for sale securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
March 31, 2024
Obligations of U.S. Government sponsored agencies	$30,389	$—	$(3,344)	$27,045
Obligations of states and political subdivisions	63,576	16	(6,026)	57,566
Mortgage-backed securities	36,733	1	(1,959)	34,775
Corporate notes	20,662	—	(1,628)	19,034
Total available for sale securities	$151,360	$17	$(12,957)	$138,420

December 31, 2023
Obligations of U.S. Government sponsored agencies	$31,453	$4	$(3,163)	$28,294
Obligations of states and political subdivisions	63,929	77	(5,760)	58,246
Mortgage-backed securities	37,789	5	(1,664)	36,130
Corporate notes	20,657	—	(1,619)	19,038
Certificates of deposit	490	—	(1)	489
Total available for sale securities	$154,318	$86	$(12,207)	$142,197

The following is a summary of held to maturity securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
March 31, 2024
U.S. Treasury securities	$107,871	$671	$(1,536)	$107,006
Obligations of states and political subdivisions	3,861	—	—	3,861
Total held to maturity securities	$111,732	$671	$(1,536)	$110,867

December 31, 2023
U.S. Treasury securities	$99,173	$1,372	$(1,070)	$99,475
Obligations of states and political subdivisions	4,151	—	—	4,151
Total held to maturity securities	$103,324	$1,372	$(1,070)	$103,626

The following table shows the fair value and gross unrealized losses of securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		Greater Than 12 Months		Total
							Number
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	of
	Value	Losses	Value	Losses	Value	Losses	Securities

March 31, 2024 - Available for Sale
Obligations of U.S. Government sponsored agencies	$8,519	$(272)	$18,526	$(3,072)	$27,045	$(3,344)	27
Obligations of states and political subdivisions	8,919	(96)	43,014	(5,930)	51,933	(6,026)	70
Mortgage-backed securities	7,116	(202)	27,532	(1,757)	34,648	(1,959)	107
Corporate notes	4,962	(35)	12,940	(1,593)	17,902	(1,628)	10
Totals	$29,516	$(605)	$102,012	$(12,352)	$131,528	$(12,957)	214

March 31, 2024 - Held to Maturity
U.S. Treasury securities	$49,015	$(527)	$30,465	$(1,009)	$79,480	$(1,536)	51

December 31, 2023 - Available for Sale
Obligations of U.S. Government sponsored agencies	$6,519	$(173)	$19,519	$(2,990)	$26,038	$(3,163)	24
Obligations of states and political subdivisions	6,806	(71)	40,959	(5,689)	47,765	(5,760)	65
Mortgage-backed securities	5,751	(95)	28,693	(1,569)	34,444	(1,664)	104
Corporate notes	4,926	(68)	12,487	(1,551)	17,413	(1,619)	9
Certificate of deposits	—	—	489	(1)	489	(1)	2
Totals	$24,002	$(407)	$102,147	$(11,800)	$126,149	$(12,207)	204

December 31, 2023 - Held to Maturity
U.S. Treasury securities	$31,785	$(99)	$35,362	$(971)	$67,147	$(1,070)	49
Obligations of states and political subdivisions	—	—	220	—	220	—	1
Totals	$31,785	$(99)	$35,582	$(971)	$67,367	$(1,070)	50

As of March 31, 2024, no allowance for credit losses has been recognized on available for sale securities in an unrealized loss position as the Company does not believe any of the debt securities are credit impaired. This is based on the Company’s analysis of the risk characteristics, including credit ratings, and other qualitative factors related to these securities. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. As of March 31, 2024, the Company did not intend to sell these securities and it was more likely than not that the Company would not be required to sell the debt securities before recovery of their amortized cost, which may be at maturity. The unrealized losses have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration.

Furthermore, based on its analysis the Company has determined that held to maturity securities have zero expected credit losses. U.S. Treasury securities have the full faith and credit backing of the United States Government.

The following is a summary of amortized cost and estimated fair value of securities by contractual maturity as of March 31, 2024. Contractual maturities will differ from expected maturities for mortgage-backed securities because borrowers may have the right to call or prepay obligations without penalties.

	Available for Sale		Held to Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$7,300	$7,260	$21,171	20,949
Due after one year through 5 years	16,975	16,651	54,677	53,663
Due after 5 years through 10 years	39,030	35,338	35,884	36,255
Due after 10 years	51,322	44,396	—	—
Subtotal	114,627	103,645	111,732	110,867
Mortgage-backed securities	36,733	34,775	—	—
Total	$151,360	$138,420	$111,732	$110,867

As of March 31, 2024 and December 31, 2023, the carrying values of securities pledged to secure public deposits, securities sold under repurchase agreements, and for other purposes required or permitted by law were approximately $203.8 million and $204.8 million, respectively.

Sales of securities available for sale produced $10.2 million in proceeds with immaterial gross losses for three months ended March 31, 2024. Sales of securities available for sale produced $34.2 million in proceeds, $0.1 million in gross gains and $0.2 million in gross losses for the three months ended March 31, 2023.

NOTE 5 – LOANS, ALLOWANCE FOR CREDIT LOSSES, AND CREDIT QUALITY

The following table presents total loans by portfolio segment and class of loan as of March 31, 2024 and December 31, 2023:

	2024	2023
Commercial/industrial	$510,930	$488,498
Commercial real estate - owner occupied	892,994	893,977
Commercial real estate - non-owner occupied	502,569	473,829
Multi-family	323,248	332,959
Construction and development	208,807	201,823
Residential 1‑4 family	880,029	888,412
Consumer	52,086	50,741
Other	14,844	14,980
Subtotals	3,385,507	3,345,219
ACL - Loans	(44,378)	(43,609)
Loans, net of ACL - Loans	3,341,129	3,301,610
Deferred loan fees, net	(2,112)	(2,245)
Loans, net	$3,339,017	$3,299,365

The ACL - Loans is based on the Company’s evaluation of historical default and loss experience, current and projected economic conditions, asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay a loan, the estimated value of any underlying collateral, composition of the loan portfolio and other relevant factors. More information regarding the Company’s methodology related to the ACL-Loans can be found in the Company’s Annual Report.

The Company utilized the high-end range of the Federal Reserve Bank Open Market Committee forecast for national unemployment and the low-end range for national GDP growth at March 31, 2024 and December 31, 2023. As of March 31, 2024, the Company anticipates the national unemployment rate to rise during the forecast period and the national GDP growth rate to decline. Due to recent volatility in forecasts, the Company utilized long-term averages for the remaining loss drivers.

A summary of the activity in the ACL - Loans by loan type for the three months ended March 31, 2024 is summarized as follows:

		Commercial	Commercial
		Real Estate -	Real Estate -		Construction
	Commercial /	Owner	Non - Owner	Multi-	and	Residential
	Industrial	Occupied	Occupied	Family	Development	1-4 Family	Consumer	Other	Total
ACL - Loans - January 1, 2024	$5,965	$12,285	$5,700	$4,754	$3,597	$10,620	$615	$73	$43,609
Charge-offs	(17)	(1)	—	—	—	(1)	(4)	(29)	(52)
Recoveries	2	611	—	—	—	3	—	5	621
Provision	(139)	547	381	(153)	(359)	(122)	(7)	52	200
ACL - Loans - March 31, 2024	$5,811	$13,442	$6,081	$4,601	$3,238	$10,500	$604	$101	$44,378

A summary of the activity in the ACL – Loans by loan type for the three months ended March 31, 2023 is summarized as follows:

		Commercial	Commercial
		Real Estate -	Real Estate -		Construction
	Commercial /	Owner	Non - Owner	Multi-	and	Residential
	Industrial	Occupied	Occupied	Family	Development	1-4 Family	Consumer	Other	Total
ACL - Loans - January 1, 2023	$4,071	$5,204	$2,644	$2,761	$1,592	$5,944	$314	$150	$22,680
Adoption of CECL	1,859	1,982	1,161	753	2,063	2,567	620	(33)	10,972
ACL - Loans on PCD loans acquired	1,082	4,424	—	—	—	28	—	—	5,534
Charge-offs	—	—	—	—	—	—	—	(9)	(9)
Recoveries	1	16	—	—	—	27	1	2	47
Provision	211	1,023	795	532	(545)	1,978	71	27	4,092
ACL - Loans - March 31, 2023	$7,224	$12,649	$4,600	$4,046	$3,110	$10,544	$1,006	$137	$43,316

In addition to the ACL-Loans, the Company has established an ACL-Unfunded Commitments, classified in other liabilities on the consolidated balance sheets. This allowance is maintained to absorb losses arising from unfunded loan commitments, and is determined quarterly based on methodology similar to the methodology for determining the ACL-Loans. The ACL - Unfunded Commitments was $3.8 million at March 31, 2024 and December 31, 2023. See Note 10 for further information on commitments.

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

	Three Months Ended		Year Ended
	March 31, 2024	March 31, 2023	December 31, 2023
Provision for credit losses on:
Loans	$200	$4,092	$4,292
Unfunded Commitments	—	90	390
Total provision for credit losses	$200	$4,182	$4,682

The Company’s past due and non-accrual loans as of March 31, 2024 is summarized as follows:

		90 Days			Non-Accrual
	30-89 Days	or more			with no
	Past Due	Past Due	Non-		specifically
	Accruing	and Accruing	Accrual	Total	allocated ACL
Commercial/industrial	$61	$—	$4,601	$4,662	$—
Commercial real estate - owner occupied	179	1,560	2,754	4,493	14
Commercial real estate - non-owner occupied	13	—	—	13	—
Multi-family	—	—	—	—	—
Construction and development	56	—	—	56	—
Residential 1‑4 family	1,552	703	244	2,499	244
Consumer	14	4	11	29	11
Other	—	—	—	—	—
	$1,875	$2,267	$7,610	$11,752	$269

The Company’s past due and non-accrual loans as of December 31, 2023 is summarized as follows:

		90 Days			Non-Accrual
	30-89 Days	or more			with no
	Past Due	Past Due	Non-		specifically
	Accruing	and Accruing	Accrual	Total	allocated ACL
Commercial/industrial	$4,303	$106	$1,344	$5,753	$365
Commercial real estate - owner occupied	180	252	3,877	4,309	343
Commercial real estate - non-owner occupied	14	—	—	14	—
Multi-family	—	—	—	—	—
Construction and development	—	—	—	—	—
Residential 1‑4 family	871	507	429	1,807	394
Consumer	68	28	12	108	11
Other	—	—	—	—	—
	$5,436	$893	$5,662	$11,991	$1,113

Interest recognized on non-accrual loans is considered immaterial to the consolidated financial statements for the three months ended March 31, 2024 and 2023.

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

The following tables present collateral dependent loans by portfolio segment and collateral type, including those loans with and without a related allowance allocation. A significant portion of the loan balances in these tables and essentially all of the allowance allocations relate to PCD loans which were acquired from Hometown. Real estate collateral primarily consists of operating facilities of the underlying borrowers. Other business assets collateral primarily consists of equipment, receivables and inventory of the underlying borrowers.

	Collateral Type
As of March 31, 2024		Other		Without an	With an	Allowance
	Real Estate	Business Assets	Total	Allowance	Allowance	Allocation
Commercial/industrial	$—	$4,624	$4,624	$—	$4,624	$872
Commercial real estate - owner occupied	9,344	—	9,344	—	9,344	4,321
Commercial real estate - non-owner occupied	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Construction and development	707	—	707	707	—	—
Residential 1‑4 family	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total Loans	$10,051	$4,624	$14,675	$707	$13,968	$5,193

	Collateral Type
As of December 31, 2023		Other		Without an	With an	Allowance
	Real Estate	Business Assets	Total	Allowance	Allowance	Allocation
Commercial/industrial	$—	$5,320	$5,320	$47	$5,273	$1,089
Commercial real estate - owner occupied	8,131	—	8,131	794	7,337	3,156
Commercial real estate - non-owner occupied	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Construction and development	—	—	—	—	—	—
Residential 1‑4 family	35	—	35	35	—	—
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total Loans	$8,166	$5,320	$13,486	$876	$12,610	$4,245

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

The following tables present total loans by risk ratings and year of origination. Loans acquired from other previously acquired institutions have been included in the table based upon the actual origination date.

	Amortized Cost Basis by Origination Year
As of March 31, 2024								Revolving
	2024	2023	2022	2021	2020	Prior	Revolving	to Term	Total
Commercial/industrial
Grades 1-4	$18,760	$59,266	$127,515	$58,432	$49,594	$27,040	$91,935	$-	$432,542
Grade 5	4,163	8,763	5,146	11,897	4,729	3,334	23,382	-	61,414
Grade 6	-	848	88	628	135	240	1,639	-	3,578
Grade 7	9	345	251	5,068	1,998	1,511	4,214	-	13,396
Grade 8	-	-	-	-	-	-	-	-	-
Total	$22,932	$69,222	$133,000	$76,025	$56,456	$32,125	$121,170	$-	$510,930
Current-period gross charge-offs	$-	$-	$-	$15	$-	$2	$-	$-	$17
Commercial real estate - owner occupied
Grades 1-4	$3,042	$62,423	$105,056	$165,290	$105,647	$214,671	$57,259	$-	$713,388
Grade 5	950	7,991	22,074	24,820	12,739	32,669	12,510	-	113,753
Grade 6	-	-	2,128	2,811	1,032	8,696	967	-	15,634
Grade 7	-	3,108	7,471	7,629	1,307	28,047	2,657	-	50,219
Grade 8	-	-	-	-	-	-	-	-	-
Total	$3,992	$73,522	$136,729	$200,550	$120,725	$284,083	$73,393	$-	$892,994
Current-period gross charge-offs	$-	$-	$-	$-	$-	$1	$-	$-	$1
Commercial real estate - non-owner occupied
Grades 1-4	$5,547	$54,765	$71,752	$143,488	$52,556	$121,594	$10,326	$-	$460,028
Grade 5	12,427	935	3,690	2,769	2,928	15,794	-	-	38,543
Grade 6	-	-	-	-	-	187	-	-	187
Grade 7	-	-	124	64	362	3,261	-	-	3,811
Grade 8	-	-	-	-	-	-	-	-	-
Total	$17,974	$55,700	$75,566	$146,321	$55,846	$140,836	$10,326	$-	$502,569
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Multi-family
Grades 1-4	$1,288	$25,227	$26,948	$101,366	$73,615	$84,680	$2,257	$-	$315,381
Grade 5	786	884	1,893	4,278	-	26	-	-	7,867
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	-	-	-	-	-	-	-	-	-
Grade 8	-	-	-	-	-	-	-	-	-
Total	$2,074	$26,111	$28,841	$105,644	$73,615	$84,706	$2,257	$-	$323,248
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Construction and development
Grades 1-4	$3,900	$81,137	$72,161	$12,663	$4,869	$6,514	$392	$-	$181,636
Grade 5	224	18,527	1,190	3,844	716	214	798	-	25,513
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	-	707	-	-	169	782	-	-	1,658
Grade 8	-	-	-	-	-	-	-	-	-
Total	$4,124	$100,371	$73,351	$16,507	$5,754	$7,510	$1,190	$-	$208,807
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Residential 1‑4 family
Grades 1-4	$9,928	$102,344	$192,776	$195,856	$155,273	$116,910	$82,525	$-	$855,612
Grade 5	1,351	3,916	6,489	3,015	222	2,797	319	-	18,109
Grade 6	-	156	317	-	-	180	-	-	653
Grade 7	-	314	322	1,066	1,010	2,775	168	-	5,655
Grade 8	-	-	-	-	-	-	-	-	-
Total	$11,279	$106,730	$199,904	$199,937	$156,505	$122,662	$83,012	$-	$880,029
Current-period gross charge-offs	$-	$-	$-	$-	$-	$1	$-	$-	$1
Consumer
Grades 1-4	$9,851	$18,017	$11,363	$5,868	$4,089	$2,286	$593	$-	$52,067
Grade 5	-	-	-	-	-	-	-	-	-
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	-	-	-	-	-	19	-	-	19
Grade 8	-	-	-	-	-	-	-	-	-
Total	$9,851	$18,017	$11,363	$5,868	$4,089	$2,305	$593	$-	$52,086
Current-period gross charge-offs	$-	$-	$-	$-	$-	$4	$-	$-	$4
Other
Grades 1-4	$855	$192	$651	$543	$832	$9,630	$2,055	$-	$14,758
Grade 5	-	-	-	-	-	-	86	-	86
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	-	-	-	-	-	-	-	-	-
Grade 8	-	-	-	-	-	-	-	-	-
Total	$855	$192	$651	$543	$832	$9,630	$2,141	$-	$14,844
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$29	$-	$29

Total Loans	$73,081	$449,865	$659,405	$751,395	$473,822	$683,857	$294,082	$-	$3,385,507
Total current-period gross charge-offs	$-	$-	$-	$15	$-	$8	$29	$-	$52

	Amortized Cost Basis by Origination Year
As of December 31, 2023								Revolving
	2023	2022	2021	2020	2019	Prior	Revolving	to Term	Total
Commercial/industrial
Grades 1-4	$59,526	$133,469	$62,894	$54,552	$10,380	$20,575	$78,439	$-	$419,835
Grade 5	6,127	5,367	11,641	4,208	1,180	3,039	21,420	-	52,982
Grade 6	671	93	61	206	-	-	627	-	1,658
Grade 7	365	271	5,756	2,351	30	1,687	3,563	-	14,023
Grade 8	-	-	-	-	-	-	-	-	-
Total	$66,689	$139,200	$80,352	$61,317	$11,590	$25,301	$104,049	$-	$488,498
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate - owner occupied
Grades 1-4	$55,239	$105,187	$167,124	$108,680	$47,115	$178,586	$33,220	$-	$695,151
Grade 5	7,586	24,734	24,890	12,955	11,168	26,179	21,519	-	129,031
Grade 6	-	1,161	1,694	110	867	6,552	699	-	11,083
Grade 7	3,143	9,988	10,061	2,313	14,775	15,777	2,655	-	58,712
Grade 8	-	-	-	-	-	-	-	-	-
Total	$65,968	$141,070	$203,769	$124,058	$73,925	$227,094	$58,093	$-	$893,977
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied
Grades 1-4	$54,774	$72,336	$127,450	$53,341	$45,898	$84,129	$9,870	$-	$447,798
Grade 5	944	4,819	2,872	3,516	97	10,081	-	-	22,329
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	-	-	64	366	2,722	550	-	-	3,702
Grade 8	-	-	-	-	-	-	-	-	-
Total	$55,718	$77,155	$130,386	$57,223	$48,717	$94,760	$9,870	$-	$473,829
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate - multi-family
Grades 1-4	$25,099	$28,144	$103,804	$74,083	$25,640	$61,589	$2,149	$-	$320,508
Grade 5	672	1,092	10,660	-	-	27	-	-	12,451
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	-	-	-	-	-	-	-	-	-
Grade 8	-	-	-	-	-	-	-	-	-
Total	$25,771	$29,236	$114,464	$74,083	$25,640	$61,616	$2,149	$-	$332,959
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Construction and development
Grades 1-4	$65,134	$67,396	$35,017	$5,013	$1,853	$4,281	$779	$-	$179,473
Grade 5	11,796	1,190	6,060	743	-	84	808	-	20,681
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	707	-	-	172	-	790	-	-	1,669
Grade 8	-	-	-	-	-	-	-	-	-
Total	$77,637	$68,586	$41,077	$5,928	$1,853	$5,155	$1,587	$-	$201,823
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Residential 1‑4 family
Grades 1-4	$102,529	$199,295	$197,713	$160,489	$44,411	$77,644	$80,659	$-	$862,740
Grade 5	3,816	4,819	6,269	119	612	2,465	604	-	18,704
Grade 6	158	319	810	-	-	180	249	-	1,716
Grade 7	316	366	29	1,022	400	2,947	172	-	5,252
Grade 8	-	-	-	-	-	-	-	-	-
Total	$106,819	$204,799	$204,821	$161,630	$45,423	$83,236	$81,684	$-	$888,412
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Consumer
Grades 1-4	$23,711	$12,497	$6,570	$4,498	$1,194	$1,326	$925	$-	$50,721
Grade 5	-	-	-	-	-	-	-	-	-
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	-	-	-	-	-	20	-	-	20
Grade 8	-	-	-	-	-	-	-	-	-
Total	$23,711	$12,497	$6,570	$4,498	$1,194	$1,346	$925	$-	$50,741
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$4	$-	$4
Other
Grades 1-4	$347	$663	$551	$1,076	$38	$9,697	$2,520	$-	$14,892
Grade 5	-	-	-	-	-	-	88	-	88
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	-	-	-	-	-	-	-	-	-
Grade 8	-	-	-	-	-	-	-	-	-
Total	$347	$663	$551	$1,076	$38	$9,697	$2,608	$-	$14,980
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$84	$-	$84

Total Loans	$422,660	$673,206	$781,990	$489,813	$208,380	$508,205	$260,965	$-	$3,345,219
Total current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$88	$-	$88

Loans that were both experiencing financial difficulty and were modified during the three months ended March 31, 2024 and 2023, were insignificant to these consolidated financial statements.

NOTE 6 – MORTGAGE SERVICING RIGHTS

Loans serviced for others are not included in the accompanying consolidated balance sheets. MSRs are recognized as separate assets when loans sold in the secondary market are sold with servicing retained. The Company utilizes a third-party consulting firm to assist with determining an accurate assessment of the MSRs fair value. The third-party firm collects relevant data points from numerous sources. Some of these data points relate directly to the pricing level or relative value of the mortgage servicing while other data points relate to the assumptions used to derive fair value. In addition, the valuation evaluates specific collateral types, and current and historical performance of the collateral in question. The valuation process focuses on the non-distressed secondary servicing market, common industry practices and current regulatory standards. The primary determinants of the fair value of MSRs are servicing fee percentage, ancillary income, expected loan life or prepayment speeds, discount rates, costs to service, delinquency rates, foreclosure losses and recourse obligations. The valuation data also contains interest rate shock analyses for monitoring fair value changes in differing interest rate environments.

Following is an analysis of activity in the MSR asset:

	Three Months Ended	Year Ended
	March 31, 2024	December 31, 2023
Fair value at beginning of period	$13,668	$9,582

Servicing asset additions	189	879
Loan payments and payoffs	(363)	(1,624)
Changes in valuation inputs and assumptions used in the valuation model	(138)	1,140
Amount recognized through earnings	(312)	395
MSR asset acquired	—	3,691
Fair value at end of period	$13,356	$13,668

Unpaid principal balance of loans serviced for others	$1,170,466	$1,175,709
Mortgage servicing rights as a percent of loans serviced for others	1.14	1.16

The primary economic assumptions utilized by the Company in measuring the value of MSRs were constant prepayment speeds of 8.0 and 7.5 months as of March 31, 2024 and December 31, 2023, respectively, and discount rates of 10.19% as of each of those periods. The constant prepayment speeds are obtained from publicly available sources for each of the loan programs the Company originates under.

NOTE 7 – NOTES PAYABLE

The Company utilizes FHLB advances to fund liquidity. The Company had outstanding balances borrowed from the FHLB of $35.5 million at March 31, 2024 and December 31, 2023. The advances, rate, and maturities of FHLB advances were as follows:

			March 31,	December 31,
	Maturity	Rate	2024	2023
Fixed rate, fixed term	03/23/2026	4.02%	$10,000	$10,000
Fixed rate, fixed term	05/26/2026	1.95%	5,000	5,000
Fixed rate, fixed term	03/23/2027	3.91%	10,000	10,000
Fixed rate, fixed term	03/23/2028	3.85%	10,000	10,000
Fixed rate, fixed term	04/22/2030	0.00%	508	508
			35,508	35,508
Adjustment due to purchase accounting			(213)	(238)
			$35,295	$35,270

Future maturities of borrowings were as follows:

	March 31,	December 31,
	2024	2023
1 year or less	$—	$—
1 to 2 years	10,000	—
2 to 3 years	15,000	15,000
3 to 4 years	10,000	10,000
4 to 5 years	—	10,000
Over 5 years	508	508
	$35,508	$35,508

As of March 31, 2024, the Company had borrowing availability at the FHLB totaling $805.7 million in addition to the existing borrowings noted in the tables above.

The Company maintains a $7.5 million line of credit with a commercial bank, which was entered into on May 15, 2022. There were no outstanding balances on this note at March 31, 2024 or December 31, 2023. Any future borrowings will require monthly payments of interest at a variable rate, and will be due in full on May 15, 2024.

NOTE 8 – SUBORDINATED NOTES AND JUNIOR SUBORDINATED DEBENTURES

During July 2020, the Company entered into subordinated note agreements with two separate commercial banks. The Company had through December 31, 2020, to borrow funds up to a maximum availability of $6.0 million under each agreement, or $12.0 million total. These notes were issued with 10-year maturities, carry interest at a fixed rate of 5.0% through June 30, 2025, and at a variable rate thereafter, payable quarterly. These notes are callable on or after January 1, 2026 and qualify for Tier 2 capital for regulatory purposes. The Company had outstanding balances of $6.0 million under these agreements at March 31, 2024 and December 31, 2023.

During August 2022, the Company entered into subordinated note agreements with an individual. The Company had outstanding balances of $6.0 million under these agreements as of March 31, 2024 and December 31, 2023. These notes were issued with 10-year maturities, carry interest at a fixed rate of 5.25% through August 6, 2027, and at a variable rate thereafter, payable quarterly. These notes are callable on or after August 6, 2027 and qualify for Tier 2 capital for regulatory purposes.

As a result of the acquisition of Hometown during February 2023, the Company acquired all of the common securities of Hometown’s wholly-owned subsidiaries, Hometown Bancorp, Ltd. Capital Trust I (“Trust I”) and Hometown Bancorp, Ltd. Capital Trust II (“Trust II”). The Company also assumed adjustable rate junior subordinated debentures issued to these trusts. The junior subordinated debentures issued to Trust I and Trust II totaled $4.1 million and $8.2 million, respectively, carried interest at floating rates resetting on each quarterly payment date, and were due on January 7, 2034 and December 15, 2036, respectively. Applicable discounts originally totaling $1.5 million were recorded to carry the assumed debentures at their then estimated fair value and were being accreted to interest expense over the remaining life of the debentures. Both junior subordinated debentures were redeemable by the Company, subject to prior approval by the Federal Reserve Bank, on any quarterly payment date. The junior subordinated debentures represented the sole asset of Trust I and Trust II. The trusts were not included in the Company’s consolidated financial statements. The net effect of all agreements assumed with respect to Trust I and Trust II is that the Company, through payments on its debentures, was liable for the distributions and other payments required on the trusts’ preferred securities. Trust I and Trust II also provided the Company with $12.0 million in Tier 1 capital for regulatory capital purposes. The Company redeemed the junior subordinated debenture related to Trust II during December 2023 and the junior subordinated debenture related to Trust I during January 2024, resulting in the trusts’ dissolution. As a result of the redemption of the junior subordinated debenture related to Trust II and notification of the Company’s intent to redeem the junior subordinated debenture of Trust I prior to December 31, 2023, the Company amortized the remaining original fair value discounts into interest expense during December 2023.

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

Under regulatory guidance for non-advanced approaches institutions, the Bank and Company are required to maintain minimum amounts and ratios of common equity Tier I capital to risk-weighted assets, including an additional conservation buffer determined by banking regulators. As of March 31, 2024 and December 31, 2023, this buffer was 2.5%. The Bank met all capital adequacy requirements to which they are subject as of March 31, 2024 and December 31, 2023.

Actual and required capital amounts and ratios are presented below at period-end:

							To Be Well
					Minimum Capital		Capitalized Under
			For Capital		Adequacy with		Prompt Corrective
	Actual		Adequacy Purposes		Capital Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2024
Total capital (to risk-weighted assets):
Company	$473,440	13.49%	$280,722	8.00%	$368,447	10.50%	NA	NA
Bank	$429,412	12.24%	$280,562	8.00%	$368,237	10.50%	$350,702	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$423,164	12.06%	$210,541	6.00%	$298,267	8.50%	NA	NA
Bank	$391,136	11.15%	$210,421	6.00%	$298,097	8.50%	$280,562	8.00%
Common Equity Tier 1 capital (to risk-weighted assets):
Company	$423,164	12.06%	$157,906	4.50%	$245,632	7.00%	NA	NA
Bank	$391,136	11.15%	$157,816	4.50%	$245,491	7.00%	$227,956	6.50%
Tier 1 capital (to average assets):
Company	$423,164	10.73%	$157,788	4.00%	$157,788	4.00%	NA	NA
Bank	$391,136	9.91%	$157,946	4.00%	$157,946	4.00%	$197,433	5.00%
December 31, 2023
Total capital (to risk-weighted assets):
Company	$484,398	13.99%	$276,904	8.00%	$363,437	10.50%	NA	NA
Bank	$446,634	12.91%	$276,726	8.00%	$363,202	10.50%	$345,907	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$437,979	12.65%	$207,678	6.00%	$294,211	8.50%	NA	NA
Bank	$412,215	11.92%	$207,544	6.00%	$294,021	8.50%	$276,726	8.00%
Common Equity Tier 1 capital (to risk-weighted assets):
Company	$433,979	12.54%	$155,759	4.50%	$242,291	7.00%	NA	NA
Bank	$412,215	11.92%	$155,658	4.50%	$242,135	7.00%	$224,840	6.50%
Tier 1 capital (to average assets):
Company	$437,979	11.05%	$158,581	4.00%	$158,581	4.00%	NA	NA
Bank	$412,215	10.40%	$158,585	4.00%	$158,585	4.00%	$198,231	5.00%

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate-lock commitments). Rate-lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements and for fixed rate commitments also considers the difference between current levels of interest rates and committed rates. The notional amount of rate-lock commitments at March 31, 2024 and December 31, 2023 was approximately $7.4 million and $5.9 million, respectively.

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

The following commitments were outstanding:

	Notional Amount
	March 31, 2024	December 31, 2023

Commitments to extend credit:
Fixed	$70,444	$92,113
Variable	726,486	707,285
Credit card arrangements	21,807	21,213
Letters of credit	10,951	9,785

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

Information regarding the fair value of assets measured at fair value on a recurring basis is as follows:

	Instruments	Markets	Other	Significant
	Measured	for Identical	Observable	Unobservable
	At Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2024
Assets
Securities available for sale
Obligations of U.S. Government sponsored agencies	$27,045	$—	$27,045	$—
Obligations of states and political subdivisions	57,566	—	57,566	—
Mortgage-backed securities	34,775	—	34,775	—
Corporate notes	19,034	—	19,034	—
Mortgage servicing rights	13,356	—	13,356	—

December 31, 2023
Assets
Securities available for sale
Obligations of U.S. Government sponsored agencies	$28,294	$—	$28,294	$—
Obligations of states and political subdivisions	58,246	—	58,246	—
Mortgage-backed securities	36,130	—	36,130	—
Corporate notes	19,038	—	19,038	—
Certificates of deposit	489	—	489	—
Mortgage servicing rights	13,668	—	13,668	—

There were no assets measured on a recurring basis using significant unobservable inputs (Level 3) during these periods. Furthermore, there were no liabilities measured on a recurring basis during the periods.

Information regarding the fair value of assets measured at fair value on a non-recurring basis is as follows:

		Quoted Prices
		In Active	Significant
	Assets	Markets	Other	Significant
	Measured	for Identical	Observable	Unobservable
	At Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2024
OREO	$2,674	$—	$—	$2,674
Loans individually evaluated, net of reserve	9,482	—	—	9,482
	$12,156	$—	$—	$12,156

December 31, 2023
OREO	$2,573	$—	$—	$2,573
Loans individually evaluated, net of reserve	9,242	—	—	9,242
	$11,815	$—	$—	$11,815

The following is a description of the valuation methodologies used by the Company for the items noted in the table above, including the general classification of such instruments in the fair value hierarchy. For loans individually evaluated, the amount of reserve is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, the estimated fair value of the underlying collateral for collateral-dependent loans, or the estimated liquidity of the note. For OREO, the fair value is based upon the estimated fair value of the underlying collateral adjusted for the expected costs to sell.

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets:

				Weighted
		Unobservable	Range of	Average
	Valuation Technique	Inputs	Discounts	Discount
As of March 31, 2024
Other real estate owned	Third party appraisals, sales contracts or brokered price options	Collateral discounts and estimated costs to sell	3% - 61%	42%
Loans individually evaluated	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	18% - 38%	35%

As of December 31, 2023
Other real estate owned	Third party appraisals, sales contracts or brokered price options	Collateral discounts and estimated costs to sell	3% - 71%	38%
Loans individually evaluated	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 53%	31%

The carrying value and estimated fair value of financial instruments not measured and reported at fair value on a recurring or non-recurring basis at March 31, 2024 and December 31, 2023 are as follows:

	Carrying
March 31, 2024	amount	Level 1	Level 2	Level 3	Total

Financial assets:
Cash and cash equivalents	$83,374	$83,374	$—	$—	$83,374
Securities held to maturity	111,732	107,006	3,861	—	110,867
Loans held for sale	1,293	—	—	1,293	1,293
Loans, net	3,339,017	—	—	3,190,622	3,190,622
Other investments	21,290	—	—	21,290	21,290
Mortgage servicing rights	13,356	—	13,356	—	13,356
Financial liabilities:
Deposits	$3,416,039	$—	$—	$3,138,967	$3,138,967
Notes payable	35,295	—	35,295	—	35,295
Subordinated notes	12,000	—	12,000	—	12,000

	Carrying
December 31, 2023	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$247,468	$247,468	$—	$—	$247,468
Securities held to maturity	103,324	99,475	4,151	—	103,626
Loans held for sale	3,012	—	—	3,012	3,012
Loans, net	3,299,365	—	—	3,168,749	3,168,749
Other investments	21,366	—	—	21,366	21,366
Mortgage servicing rights	13,668	—	13,668	—	13,668
Financial liabilities:
Deposits	$3,432,920	—	—	3,153,512	3,153,512
Securities sold under repurchase agreements	75,747	—	75,747	—	75,747
Notes payable	35,270	—	35,270	—	35,270
Subordinated notes	12,000	—	12,000	—	12,000
Junior subordinated debentures	4,124	—	4,124	—	4,124

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

NOTE 12 – STOCK BASED COMPENSATION

The Company has made restricted share grants pursuant to the Bank First Corporation 2011 Equity Plan and the Bank First Corporation 2020 Equity Plan, which replaced the 2011 Plan. The purpose of the Plan is to provide financial incentives for selected employees and for the non-employee Directors of the Company, thereby promoting the long-term growth and financial success of the Company. The number of shares of Company stock that may be issued pursuant to awards under the 2020 Plan shall not exceed, in the aggregate, 700,000. As of March 31, 2024, 100,954 shares of Company stock have been awarded under the 2020 Plan. Compensation expense for restricted stock is based on the fair value of the awards of Bank First Corporation common stock at the time of grant. The value of restricted stock grants that are expected to vest is amortized into expense over the vesting periods. For the three months ended March 31, 2024 and 2023, compensation expense of $0.6 million and $0.5 million, respectively, was recognized related to restricted stock awards.

As of March 31, 2024, there was $3.5 million of unrecognized compensation cost related to non-vested restricted stock awards granted under the plan. That cost is expected to be recognized over a weighted average period of 1.91 years. The aggregate grant date fair value of restricted stock awards that vested during the three months ended March 31, 2024, was approximately $2.1 million.

	For the period ended		For the period ended
	March 31, 2024		March 31, 2023
		Weighted-		Weighted-
		Average Grant-		Average Grant-
	Shares	Date Fair Value	Shares	Date Fair Value
Restricted Stock
Outstanding at beginning of period	58,196	$72.28	59,272	$65.85
Granted	24,581	85.85	25,375	80.17
Vested	(30,143)	71.14	(25,762)	62.05
Forfeited or cancelled	—	—	(820)	65.09
Outstanding at end of period	52,634	$79.27	58,065	$71.41

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

	Three Months Ended
(dollars in thousands)	March 31, 2024	March 31, 2023
Amortization of ROU Assets - Operating Leases	$—	$(1)
Interest on Lease Liabilities - Operating Leases	22	22
Operating Lease Cost (Cost resulting from lease payments)	21	21
Weighted Average Lease Term (Years) - Operating Leases	29.75	30.75
Weighted Average Discount Rate - Operating Leases	5.50%	5.50%

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liabilities as of March 31, 2024 is as follows:

March 31, 2024
Operating lease payments due:
Within one year	$85
After one but within two years	88
After two but within three years	94
After three but within four years	94
After four years but within five years	94
After five years	3,020
Total undiscounted cash flows	3,475
Discount on cash flows	(1,891)
Total operating lease liabilities	$1,584

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2023, included in our Annual Report and with our unaudited condensed accompanying notes set forth in this Quarterly Report on Form 10-Q for the quarterly period March 31, 2024.

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

The Company accounted for this transaction under the acquisition method of accounting, and thus, the financial position and results of operations of Hometown prior to the consummation date are not included in the accompanying consolidated financial statements. The acquisition method of accounting required assets purchased and liabilities assumed to be recorded at their respective fair values at the date of acquisition. The Company determines the fair value of core deposit intangibles, securities, premises and equipment, loans, other assets and liabilities, deposits and borrowings with the assistance of third-party valuations, appraisals, and third-party advisors. The estimated fair values are subject to refinement for up to one year after the consummation as additional information becomes available relative to the closing date fair values.

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

The following tables present certain selected historical consolidated financial data as of the dates or for the period indicated:

	At or for the Three Months Ended
(In thousands, except per share data)	3/31/2024	12/31/2023	9/30/2023	6/30/2023	3/31/2023

Results of Operations:
Interest income	$49,272	$48,663	$46,989	$45,929	$40,902
Interest expense	15,923	15,747	12,931	11,657	8,668
Net interest income	33,349	32,916	34,058	34,272	32,234
Provision for credit losses	200	500	—	—	4,182
Net interest income after provision for credit losses	33,149	32,416	34,058	34,272	28,052
Noninterest income	4,397	42,458	5,254	4,554	5,849
Noninterest expense	20,324	28,862	19,647	19,946	19,664
Income before income tax expense	17,222	46,012	19,665	18,880	14,237
Income tax expense	1,810	11,114	4,861	4,748	3,557
Net income	$15,412	$34,898	$14,804	$14,132	$10,680

Earnings per common share - basic	$1.51	$3.39	$1.43	$1.37	$1.09
Earnings per common share - diluted	1.51	3.39	1.43	1.37	1.09

Common Shares:
Basic weighted average	10,177,932	10,308,275	10,330,779	10,331,725	9,714,184
Diluted weighted average	10,201,373	10,338,715	10,353,621	10,346,575	9,737,879
Outstanding	10,129,190	10,365,131	10,379,071	10,389,240	10,407,114

Noninterest income / noninterest expense:
Service charges	$1,634	$1,847	$1,821	$1,766	$1,599
Income from Ansay	979	110	791	950	1,071
Income from UFS	—	(179)	784	770	890
Loan servicing income	726	741	734	749	636
Valuation adjustment on mortgage servicing rights	(312)	(65)	229	(548)	779
Net gain on sales of mortgage loans	219	273	248	236	140
Gain on sale of UFS	—	38,904	—	—	—
Other noninterest income	1,151	827	647	631	734
Total noninterest income	$4,397	$42,458	$5,254	$4,554	$5,849

Personnel expense	$10,893	$10,357	$10,216	$9,870	$9,912
Occupancy, equipment and office	1,584	1,307	1,455	1,317	1,591
Data processing	2,389	1,900	2,153	2,094	1,864
Postage, stationery and supplies	238	236	244	224	380
Net gain (loss) on sales and valuations of other real estate owned	(47)	1,591	53	489	—
Net loss on sales of securities	34	7,826	—	—	75
Advertising	95	99	60	85	81
Charitable contributions	176	264	229	228	223
Outside service fees	1,293	1,363	1,438	1,347	2,202
Amortization of intangibles	1,500	1,604	1,626	1,672	1,422
Other noninterest expense	2,169	2,315	2,173	2,620	1,914
Total noninterest expense	$20,324	$28,862	$19,647	$19,946	$19,664

Period-end balances:
Cash and cash equivalents	$83,374	$247,468	$75,776	$111,326	$169,691
Investment securities available-for-sale, at fair value	138,420	142,197	179,046	191,303	197,895
Investment securities held-to-maturity, at cost	111,732	103,324	77,154	77,708	78,032
Loans	3,383,395	3,342,974	3,355,549	3,314,481	3,323,296
Allowance for credit losses - loans	(44,378)	(43,609)	(43,404)	(43,409)	(43,316)
Premises and equipment	69,621	69,891	70,994	66,958	63,736
Goodwill and other intangibles, net	200,602	202,102	203,705	205,329	207,022
Mortgage Servicing Rights	13,356	13,668	13,733	13,504	14,052
Other Assets	143,802	143,827	154,966	154,871	156,820
Total assets	4,099,924	4,221,842	4,087,519	4,092,071	4,167,228

Deposits	3,416,039	3,432,920	3,398,293	3,405,736	3,463,235
Securities sold under repurchase agreements	—	75,747	17,191	23,802	46,636
Borrowings	47,295	51,394	70,319	70,269	70,994
Other liabilities	27,260	41,983	24,387	21,392	23,991
Total liabilities	3,490,594	3,602,044	3,510,190	3,521,199	3,604,856

Stockholders’ equity	609,330	619,798	577,329	570,872	562,372

Book value per common share	60.16	59.80	55.62	54.95	54.04
Tangible book value per common share (1)	40.35	40.30	36.00	35.18	34.14

Average balances:
Loans	$3,355,142	$3,330,511	$3,324,729	$3,312,353	$3,135,438
Interest-earning assets	3,741,498	3,738,589	3,671,620	3,683,143	3,524,672
Total assets	4,144,896	4,147,859	4,092,565	4,100,549	3,901,713
Deposits	3,479,493	3,431,894	3,423,760	3,407,650	3,269,838
Interest-bearing liabilities	2,512,304	2,426,870	2,411,062	2,437,034	2,334,956
Goodwill and other intangibles, net	201,408	202,933	204,556	206,209	160,156
Stockholders’ equity	613,190	613,244	576,315	567,531	520,212

Financial ratios (2):
Return on average assets	1.50%	3.34%	1.44%	1.38%	1.11%
Return on average common equity	10.11%	22.58%	10.19%	9.99%	8.33%
Average equity to average assets	14.79%	14.78%	14.08%	13.84%	13.33%
Stockholders’ equity to assets	14.86%	14.68%	14.12%	13.95%	13.50%
Tangible equity to tangible assets (1)	10.48%	10.39%	9.62%	9.40%	8.97%
Loan yield	5.41%	5.33%	5.23%	5.20%	4.96%
Earning asset yield	5.33%	5.20%	5.11%	5.04%	4.74%
Cost of funds	2.55%	2.57%	2.13%	1.92%	1.51%
Net interest margin, taxable equivalent	3.62%	3.53%	3.71%	3.77%	3.74%
Net loan charge-offs to average loans	(0.07)%	—%	—%	(0.01)%	0.00%
Nonperforming loans to total loans	0.29%	0.20%	0.10%	0.15%	0.14%
Nonperforming assets to total assets	0.31%	0.21%	0.13%	0.18%	0.22%
Allowance for credit losses - loans to total loans	1.31%	1.30%	1.29%	1.31%	1.30%
(1)	These measures are not measures prepared in accordance with GAAP, and are therefore considered to be non-GAAP financial measures. See “GAAP reconciliation and management explanation of non-GAAP financial measures” for a reconciliation of these measures to their most comparable GAAP measures.
(2)	Income statement-related ratios for partial year periods are annualized.

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

	At or for the Three Months Ended
(In thousands, except per share data)	3/31/2024	12/31/2023	9/30/2023	6/30/2023	3/31/2023
Tangible Assets
Total assets	$4,099,924	$4,221,842	$4,087,519	$4,092,071	$4,167,228
Adjustments:
Goodwill	(175,106)	(175,106)	(175,106)	(175,104)	(175,125)
Core deposit intangible, net of amortization	(25,496)	(26,996)	(28,599)	(30,225)	(31,897)
Tangible assets	$3,899,322	$4,019,740	$3,883,814	$3,886,742	$3,960,206

Tangible Common Equity
Total stockholders’ equity	$609,330	$619,798	$577,329	$570,872	$562,372
Adjustments:
Goodwill	(175,106)	(175,106)	(175,106)	(175,104)	(175,125)
Core deposit intangible, net of amortization	(25,496)	(26,996)	(28,599)	(30,225)	(31,897)
Tangible common equity	$408,728	$417,696	$373,624	$365,543	$355,350

Book value per common share	$60.16	$59.80	$55.62	$54.95	$54.04
Tangible book value per common share	40.35	40.30	36.00	35.18	34.14

Total stockholders’ equity to total assets	14.86%	14.68%	14.12%	13.95%	13.50%
Tangible common equity to tangible assets	10.48%	10.39%	9.62%	9.40%	8.97%

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2024 and March 31, 2023

General. Net income increased $4.7 million to $15.4 million for three months ended March 31, 2024, compared to $10.7 million for the same period in 2023. This increase was partially due to the added scale of operations resulting from the Hometown acquisition during the first quarter of 2023. The first quarter of 2023 was also negatively impacted by $1.3 million in acquisition related expenses and a $3.6 million provision for credit losses related to the acquired loans from Hometown.

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

Net interest and dividend income increased by $1.1 million to $33.3 million for the three months ended March 31, 2024 compared to $32.2 million for three months ended March 31, 2023. The increase in net interest income was primarily due to growth in interest earning assets over the last twelve months. Total average interest-earning assets were $3.74 billion for the three months ended March 31, 2024, up from $3.52 billion for the same period in 2023. Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes on both volume and mix and pricing decisions, and external factors include changes in market interest rates, competition and the shape of the interest rate yield curve.

Interest Income. Total interest income increased $8.4 million, or 20.5%, to $49.3 million for the three months ended March 31, 2024 compared to $40.9 million for the same period in 2023. The increase in total interest income was primarily due to the aforementioned growth in interest earnings assets over the last twelve months along with an increase in the average interest rate earned on these assets. The average balance of interest-earning assets increased by $216.8 million during the three months ended March 31, 2024 compared to the same period in 2023 and the average interest rate earned on these assets increased by 0.59% in the year-over-year first quarters.

Interest Expense. Interest expense increased $7.2 million, or 83.7%, to $15.9 million for the three months ended March 31, 2024 compared to $8.7 million for the same period in 2023. The increase in interest expense was primarily due to elevated interest-bearing liabilities and higher crediting interest rates on those liabilities.

Interest expense on interest-bearing deposits increased by $7.9 million to $15.4 million for the three months ended March 31, 2024 compared to $7.5 million for the same period in 2023. The average balance and cost of interest-bearing deposits was $2.46 billion and 2.51% for the three months ended March 31, 2024, compared to $2.24 billion and 1.35% for the same period in 2023.

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

We recorded a provision of $0.2 million for credit loss during the three months ended March 31, 2024 compared to a provision of $4.2 million for the same period in 2023. A $3.6 million provision for credit losses related to the acquired loans from Hometown was the primary cause for the elevated expense during the first quarter of 2023. Economic forecasts, primarily US gross domestic product and unemployment projections, were little changed during the first quarter of 2024 resulting in consistent economic and qualitative factors in the CECL methodology. We recorded net recoveries of $0.6 million during the three months ended March 31, 2024 compared to minimal net recoveries during the three months ended March 31, 2023. Metrics regarding the credit quality of the Bank’s loan portfolio continue to show very little in terms of stress. The ACL - Loans was $44.4 million, or 1.31% of total loans, at March 31, 2024 compared to $43.3 million, or 1.30% of total loans at March 31, 2023.

Noninterest Income. Noninterest income is an important component of our total revenues. A significant portion of our noninterest income has historically been associated with service charges and income from the Bank’s unconsolidated subsidiaries, Ansay and UFS. Other sources of noninterest income include loan servicing fees and gains on sales of mortgage loans.

Noninterest income decreased $1.4 million to $4.4 million for the three months ended March 31, 2024 compared to $5.8 million for the same period in 2023. Due to the sale of 100% of the Bank’s member interest in UFS on October 1, 2023, no income from UFS was recorded in the first quarter of 2024, compared to income of $0.9 million during the first quarter of 2023. Negative valuation adjustments to the Bank’s MSRs totaling $0.3 million during the first quarter of 2024 also compared unfavorably to $0.8 million in positive valuation adjustments during the first quarter of 2023.

The major components of our noninterest income are listed below:

	Three Months Ended March 31,
	2024	2023	$ Change	% Change

	(In thousands)
Noninterest Income
Service charges	$1,634	$1,599	$35	2%
Income from Ansay	979	1,071	(92)	(9)%
Income from UFS	—	890	(890)	(100)%
Loan servicing income	726	636	90	14%
Valuation adjustment on MSR	(312)	779	(1,091)	NM
Net gain on sales of mortgage loans	219	140	79	56%
Other	1,151	734	417	57%
Total noninterest income	$4,397	$5,849	$(1,452)	(25)%

Noninterest Expense. Noninterest expense increased $0.7 million to $20.3 million for the three months ended March 31, 2024 compared to $19.7 million for the same period in 2023. Salaries, commissions, and employee benefits expenses, data processing and other noninterest expenses all increased year-over-year in the first quarter as a result of added operational scale from the acquisition of Hometown, which impacted slightly over half of the first quarter of 2023 compared to all of the first quarter of 2024. Postage, stationary, and supplies expense as well as outside service fees were elevated during the first quarter of 2023 as a result of one-time expenses from the Hometown acquisition and saw a decline in comparable balances in the first quarter of 2024 due to no similar acquisitions occurring.

The major components of our noninterest expense are listed below:

	Three Months Ended March 31,
	2024	2023	$ Change	% Change

	(In thousands)
Noninterest Expense
Salaries, commissions, and employee benefits	$10,893	$9,912	$981	10%
Occupancy	1,584	1,591	(7)	(0)%
Data processing	2,389	1,864	525	28%
Postage, stationary, and supplies	238	380	(142)	(37)%
Net loss on sales and valuations of other real estate owned	(47)	—	(47)	NM
Net loss on sales of securities	34	75	(41)	(55)%
Advertising	95	81	14	17%
Charitable contributions	176	223	(47)	(21)%
Outside service fees	1,293	2,202	(909)	(41)%
Amortization of intangibles	1,500	1,422	78	5%
Other	2,169	1,914	255	13%
Total noninterest expenses	$20,324	$19,664	$660	3%

Income Tax Expense. We recorded a provision for income taxes of $1.8 million for the three months ended March 31, 2024 compared to a provision of $3.6 million for the same period during 2023, reflecting effective tax rates of 10.5% and 25.0%, respectively. On July 5, 2023, Wisconsin passed its 2023 state budget which included a provision exempting income earned from certain commercial loans of $5.0 million or less from state taxability. As a result of this legislation, income from a significant portion of the Company’s loans will no longer be subject to taxation in its home state. Final rules relating to qualifying loans under this legislation were not published until the first quarter of 2024. Based on these final rules, the Company was able to further reduce its estimated tax liability from 2023 by $1.3 million, resulting in the lower provision for income taxes and effective tax rate during the first quarter of 2024. The effective tax rates were further reduced from the statutory federal and state income tax rates during both periods as a result of tax-exempt interest income produced by certain qualifying loans and investments in the Bank’s portfolios.

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

The following tables set forth the distribution of our average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the periods indicated:

	Three Months Ended
	March 31, 2024			March 31, 2023
		Interest			Interest
	Average	Income/	Rate Earned/ Paid	Average	Income/	Rate Earned/ Paid
	Balance	Expenses (1)	(1)	Balance	Expenses (1)	(1)

	(dollars in thousands)
ASSETS
Interest-earning assets
Loans (2)
Taxable	$3,246,962	$176,655	5.44%	$3,035,477	$150,922	4.97%
Tax-exempt	108,180	4,852	4.49%	99,961	4,504	4.51%
Securities
Taxable (available for sale)	162,353	7,423	4.57%	239,857	6,428	2.68%
Tax-exempt (available for sale)	33,931	1,141	3.36%	45,941	1,420	3.09%
Taxable (held to maturity)	106,349	4,250	4.00%	54,201	1,989	3.67%
Tax-exempt (held to maturity)	4,136	107	2.59%	5,186	134	2.58%
Cash and due from banks	79,587	5,024	6.31%	44,049	1,754	3.98%
Total interest-earning assets	3,741,498	199,452	5.33%	3,524,672	167,151	4.74%
Non interest-earning assets	447,093			413,645
Allowance for credit losses - loans	(43,695)			(36,604)
Total assets	$4,144,896			$3,901,713
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Checking accounts	$421,776	$11,513	2.73%	$295,153	$4,382	1.48%
Savings accounts	812,947	11,879	1.46%	822,362	7,186	0.87%
Money market accounts	637,454	15,156	2.38%	665,471	9,580	1.44%
Certificates of deposit	590,116	23,344	3.96%	450,666	8,868	1.97%
Brokered deposits	748	17	2.27%	6,716	198	2.95%
Total interest-bearing deposits	2,463,041	61,909	2.51%	2,240,368	30,214	1.35%
Other borrowed funds	49,263	2,135	4.33%	94,588	4,942	5.22%
Total interest-bearing liabilities	2,512,304	64,044	2.55%	2,334,956	35,156	1.51%
Non-interest bearing liabilities
Demand deposits	1,016,452			1,029,470
Other liabilities	2,950			17,075
Total liabilities	3,531,706			3,381,501
Shareholders’ equity	613,190			520,212
Total liabilities & shareholders’ equity	$4,144,896			$3,901,713
Net interest income on a fully taxable equivalent basis		135,408			131,995
Less taxable equivalent adjustment		(1,281)			(1,272)
Net interest income		$134,127			$130,723
Net interest spread (3)			2.78%			3.24%
Net interest margin (4)			3.62%			3.74%
(1).	Annualized on a fully taxable equivalent basis calculated using a federal tax rate of 21% for the three months ended March 31, 2024 and 2023.
(2).	Nonaccrual loans are included in average amounts outstanding.
(3).	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4).	Net interest margin represents net interest income on a fully tax equivalent basis as a percentage of average interest-earning assets.

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

	Three Months Ended March 31, 2024
	Compared with
	Three Months Ended March 31, 2023
	Increase/(Decrease) Due to Change in
	Volume	Rate	Total

	(dollars in thousands)
Interest income
Loans
Taxable	$10,936	$14,797	$25,733
Tax-exempt	369	(21)	348
Securities
Taxable (AFS)	(2,537)	3,532	995
Tax-exempt (AFS)	(396)	117	(279)
Taxable (HTM)	2,070	191	2,261
Tax-exempt (HTM)	(27)	—	(27)
Cash and due from banks	1,895	1,375	3,270
Total interest income	12,310	19,991	32,301
Interest expense
Deposits
Checking accounts	$2,413	$4,718	$7,131
Savings accounts	(83)	4,776	4,693
Money market accounts	(419)	5,995	5,576
Certificates of deposit	3,394	11,082	14,476
Brokered Deposits	(144)	(37)	(181)
Total interest bearing deposits	5,161	26,534	31,695
Other borrowed funds	(2,070)	(737)	(2,807)
Total interest expense	3,091	25,797	28,888
Change in net interest income	$9,219	$(5,806)	$3,413

CHANGES IN FINANCIAL CONDITION

Total Assets. Total assets decreased $121.9 million, or 2.9%, to $4.10 billion at March 31, 2024, from $4.22 billion at December 31, 2023.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $164.1 million to $83.4 million at March 31, 2024, from $247.5 million at December 31, 2023. This decline was primarily the result of funds being invested in growth in the loan portfolio as well as a reduction in securities sold under repurchase agreements. Securities sold under repurchase agreements reported in prior periods related to one customer who discontinued this arrangement during the first quarter of 2024.

Investment Securities. The carrying value of total investment securities increased by $4.6 million to $250.2 million at March 31, 2024, from $245.5 million at December 31, 2023.

Loans. Net loans increased by $39.6 million, totaling $3.34 billion at March 31, 2024 compared to $3.30 billion at December 31, 2023.

Deposits. Deposits decreased $16.9 million, or 0.5%, to $3.42 billion at March 31, 2024 from $3.43 billion at December 31, 2023. Deposits have historically seen seasonal declines during prior year first quarter’s when not influenced by acquisitions.

Borrowings. At March 31, 2024, borrowings consisted of advances from the FHLB of Chicago and subordinated debt to other banks and an individual. FHLB borrowings and subordinated debt remained stable at $35.3 million and $12.0 million, respectively, at March 31, 2024 and December 31, 2023. A junior subordinated debenture totaling $4.1 million, which was part of the acquisition of Hometown, was repaid in full during the first quarter of 2024.

Stockholders’ Equity. Total stockholders’ equity decreased $10.5 million, or 1.7%, to $609.3 million at March 31, 2024, from $619.8 million at December 31, 2023. Repurchases of the Company’s common stock totaling $22.3 million and dividends declared totaling $3.5 million offset the positive impact of earnings totaling $15.4 million during the quarter.

LOANS

Our lending activities are principally conducted in the state of Wisconsin. The Bank makes commercial and industrial loans, commercial real estate loans, construction and development loans, residential real estate loans, and a variety of consumer loans and other loans. Much of the loans made by the Bank are secured by real estate collateral. The Bank’s commercial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower, with liquidation of the underlying real estate collateral typically being viewed as the primary source of repayment in the event of borrower default. Although commercial business loans are also often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment. Repayment of the Bank’s residential loans are generally dependent on the health of the employment market in the borrowers’ geographic areas and that of the general economy with liquidation of the underlying real estate collateral being typically viewed as the primary source of repayment in the event of borrower default.

Our loan portfolio is our most significant earning asset, comprising 82.5% and 79.2% of our total assets as of March 31, 2024 and December 31, 2023, respectively. Our strategy is to grow our loan portfolio by originating quality commercial and consumer loans that comply with our credit policies and that produce revenues consistent with our financial objectives. We believe our loan portfolio is well-balanced, which provides us with the opportunity to grow while monitoring our loan concentrations.

Loans increased $40.4 million, or 1.2%, to $3.38 billion as of March 31, 2024 as compared to $3.34 billion as of December 31, 2023. This increase during the first three months of 2024 was primarily driven by solid demand for new credit from our existing customer relationships. This growth was comprised of an increase of $22.5 million or 4.6% in commercial and industrial loans, an decrease of $2.3 million or 0.3% in owner occupied commercial real estate loans, an increase of $30.1 million or 6.4% in non-owner occupied commercial real estate loans, a decrease of $9.7 million or 2.9% in multi-family loans an increase of $7.0 million or 3.5% in construction and development loans, a decrease of $8.4 million or 0.9% in residential 1-4 family loans and an increase of $1.2 million in consumer and other loans.

The following table presents the balance and associated percentage of each major category in our loan portfolio:

	March 31, 2024		December 31, 2023		March 31, 2023
	Amount	% of Total	Amount	% of Total	Amount	% of Total

	(dollars in thousands)
Commercial & industrial	$510,396	15%	$487,893	15%	$547,843	17%
Commercial real estate
Owner occupied	892,275	26%	894,596	27%	915,799	28%
Non-owner occupied	502,429	15%	472,321	14%	440,518	13%
Multi-family	323,047	10%	332,757	10%	326,772	10%
Construction & development	207,866	6%	200,835	6%	175,210	5%
Residential 1-4 family	880,241	26%	888,639	27%	853,224	26%
Consumer	52,296	2%	50,950	1%	48,021	1%
Other loans	14,845	—%	14,983	—%	15,908	—%
Total Loans	$3,383,395	100%	$3,342,974	100%	$3,323,295	100%

Our directors and officers and their associates are customers of, and have other transactions with, the Bank in the normal course of business. All loans and commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than normal risk of collection or present other unfavorable features. At March 31, 2024 and December 31, 2023, total loans outstanding to such directors and officers and their associates were $62.1 million and $63.9 million, respectively. During the three months ended March 31, 2024, $3.2 million of additions and $5.0 million of repayments were made to these loans. At March 31, 2024 and December 31, 2023, all of the loans to directors and officers were performing according to their original terms.

Loan categories

The principal categories of our loan portfolio are discussed below:

Commercial and Industrial (C&I). Our C&I portfolio totaled $510.4 million and $487.9 million at March 31, 2024 and December 31, 2023, respectively, and represented 15% of our total loans at both of those dates.

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

Commercial Real Estate (CRE). Our CRE loan portfolio totaled $1.72 billion and $1.70 billion at March 31, 2024 and December 31, 2023, respectively, and represented 51% of our total loans at both of those dates.

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

Construction and Development (C&D). Our C&D loan portfolio totaled $207.9 million and $200.8 million at March 31, 2024 and December 31, 2023, respectively, and represented 6% of our total loans at both of those dates.

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

Residential 1 – 4 Family. Residential 1 – 4 family loans held in portfolio amounted to $880.2 million and $888.6 million at March 31, 2024 and December 31, 2023, respectively, and represented 26% and 27% of our total loans at those dates. The reduction in residential 1 – 4 family loans during the quarter was the result of scheduled amortizing loan payments.

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

We were servicing mortgage loans sold to others without recourse of approximately $1.17 billion at March 31, 2024 and $1.18 billion at December 31, 2023.

Loans sold with the retention of servicing assets result in the capitalization of servicing rights. Loan servicing rights are carried at fair value. The net balance of capitalized servicing rights amounted to $13.4 million and $13.7 million at March 31, 2024 and December 31, 2023, respectively.

Consumer Loans. Our consumer loan portfolio totaled $52.3 million and $51.0 million at March 31, 2024 and December 31, 2023, respectively, and represented 2% and 1% of our total loans at those dates. Consumer loans include secured and unsecured loans, lines of credit and personal installment loans.

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

Other Loans. Our other loans totaled $14.8 million and $15.0 million at March 31, 2024 and December 31, 2023, respectively, and are immaterial to the overall loan portfolio. The other loans category consists primarily of over-drafted depository accounts, loans utilized to purchase or carry securities and loans to nonprofit organizations.

Loan Portfolio Maturities.

The following tables summarize the dollar amount of loans maturing in our portfolio based on their loan type, fixed or variable rate of interest, and contractual terms to maturity at March 31, 2024. The tables do not include any estimate of prepayments, which can significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One Year or	One to Five	Five to Fifteen	Over Fifteen
	Less	Years	Years	Years	Total

	(dollars in thousands)
Commercial & industrial	$143,957	$241,164	$122,090	$3,185	$510,396
Commercial real estate
Owner Occupied	107,193	398,916	310,416	75,750	892,275
Non-owner Occupied	47,584	268,558	178,114	8,173	502,429
Multi-family	8,715	124,000	189,981	351	323,047
Construction & Development	25,515	43,830	79,437	59,084	207,866
Residential 1-4 family	15,033	102,128	230,465	532,615	880,241
Consumer and other	5,694	38,613	17,662	5,172	67,141
Total	$353,691	$1,217,209	$1,128,165	$684,330	$3,383,395
Fixed Rate Loans:
Commercial & industrial	$33,631	$204,679	$80,745	$3,156	$322,211
Commercial real estate
Owner Occupied	60,453	314,683	128,642	20,890	524,668
Non-owner Occupied	34,487	254,908	51,141	—	340,536
Multi-family	8,680	118,611	134,945	—	262,236
Construction & Development	15,475	39,092	50,935	35,411	140,913
Residential 1-4 family	9,046	82,006	185,430	274,930	551,412
Consumer and other	5,433	37,751	16,515	5,172	64,871
Total	$167,205	$1,051,730	$648,353	$339,559	$2,206,847
Floating Rate Loans:
Commercial & industrial	$110,326	$36,485	$41,345	$29	$188,185
Commercial real estate
Owner Occupied	46,740	84,233	181,774	54,860	367,607
Non-owner Occupied	13,097	13,650	126,973	8,173	161,893
Multi-family	35	5,389	55,036	351	60,811
Construction & Development	10,040	4,738	28,502	23,673	66,953
Residential 1-4 family	5,987	20,122	45,035	257,685	328,829
Consumer and other	261	862	1,147	—	2,270
Total	$186,486	$165,479	$479,812	$344,771	$1,176,548

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

Our nonperforming assets consist of nonperforming loans and foreclosed real estate. Nonperforming loans are those on which the accrual of interest has stopped, as well as loans that are contractually 90 days past due on which interest continues to accrue. The composition of our nonperforming assets is as follows:

	As of March 31,	As of December 31,	As of March 31,
	2024	2023	2023

	(dollars in thousands)
Nonperforming loans
Nonaccrual loans
Commercial & industrial	$4,601	$1,344	$643
Commercial real estate
Owner Occupied	2,754	3,877	3,518
Non-owner Occupied	—	—	—
Multi-family	—	—	—
Construction & Development	—	—	—
Residential 1-4 family	244	429	488
Consumer and other	11	12	14
Total nonaccrual loans	7,610	5,662	4,663
Loans past due > 90 days, but still accruing
Commercial & industrial	—	106	65
Commercial real estate
Owner Occupied	1,560	252	262
Non-owner Occupied	—	—	—
Multi-family	—	—	—
Construction & Development	—	—	—
Residential 1-4 family	703	507	208
Consumer and other	4	28	4
Total loans past due > 90 days, but still accruing	2,267	893	539
Total nonperforming loans	$9,877	$6,555	$5,202
OREO
Commercial real estate owned	$—	$—	$—
Residential real estate owned	—	—	—
Acquired bank property real estate owned	2,674	2,573	3,910
Total OREO	$2,674	$2,573	$3,910
Total nonperforming assets ("NPAs")	$12,551	$9,128	$9,112
Accruing modified loans to borrowers experiencing financial difficulty (1)	$20	$21	$22
Ratios
Nonaccrual loans to total loans	0.22%	0.17%	0.14%
NPAs to total loans plus OREO	0.37%	0.27%	0.27%
NPAs to total assets	0.31%	0.21%	0.22%
ACL - Loans to nonaccrual loans	583%	770%	929%
ACL - Loans to total loans	1.31%	1.30%	1.30%

Nonaccrual Loans

Loans are typically placed on nonaccrual status when any payment of principal and/or interest is 90 days or more past due, unless the collateral is sufficient to cover both principal and interest and the loan is in the process of collection. Loans are also placed on nonaccrual status when management believes, after considering economic and business conditions, that the principal or interest will not be collectible in the normal course of business. We monitor closely the performance of our loan portfolio. In addition to the monitoring and review of loan performance internally, we have also contracted with an independent organization to review our commercial and retail loan portfolios. The status of delinquent loans, as well as situations identified as potential problems, is reviewed on a regular basis by senior management. The increase in nonaccrual loans during the first quarter of 2024 primarily related to one customer relationship, acquired as part of the Hometown acquisition, that was moved from accrual status during the quarter.

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

For further details on the Company’s ACL – Loans, refer to the footnotes pretend along with the consolidated financial statements elsewhere in this report.

At March 31, 2024, the ACL - Loans was $44.4 million (representing 1.31% of period end loans). The ACL – Loans has remained consistent over recent quarters as economic conditions and the Company’s overall asset quality remain strong. The Company recorded net recoveries totaling $0.6 million during the first quarter of 2024.

The following table summarizes the changes in our ACL - Loans for the periods indicated:

	Three months ended	Year ended	Three months ended
	March 31,	December 31,	March 31,
	2024	2023	2023

	(dollars in thousands)
Balance of ACL - Loans at the beginning of period	$43,609	$22,680	$22,680
Adoption of CECL	—	10,972	10,972
ACL - Loans on PCD loans acquired	—	5,534	5,534
Net loans charged-off (recovered):
Commercial & industrial	15	(22)	(1)
Commercial real estate - owner occupied	(610)	(70)	(16)
Commercial real estate - non-owner occupied	—	—	—
Commercial real estate - multi-family	—	—	—
Construction & Development	—	—	—
Residential 1-4 family	(2)	(106)	(27)
Consumer	4	—	(1)
Other Loans	24	67	7
Total net loans recovered	(569)	(131)	(38)
Provision charged to operating expense	200	4,292	4,092
Balance of ACL - Loans at end of period	$44,378	$43,609	$43,316
Ratio of net charge-offs (recoveries) to average loans by loan composition
Commercial & industrial	—%	—%	—%
Commercial real estate - owner occupied	(0.07)%	(0.01)%	—%
Commercial real estate - non-owner occupied	—%	—%	—%
Commercial real estate - multi-family	—%	—%	—%
Construction & Development	—%	—%	—%
Residential 1-4 family	—%	(0.01)%	—%
Consumer	0.01%	—%	—%
Other Loans	0.16%	0.36%	0.04%
Total net charge-offs (recoveries) to average loans	(0.02)%	—%	—%

The following table summarizes an allocation of the ACL - Loans and the related percentage of loans outstanding in each category for the periods below.

	March 31,		December 31,		March 31,
	2024		2023		2023
		% of		% of		% of
(in thousands, except %)	Amount	Loans	Amount	Loans	Amount	Loans
Loan Type:
Commercial & industrial	$5,811	15%	$5,965	15%	$7,224	17%
Commercial real estate - owner occupied	13,442	26%	12,285	27%	12,649	28%
Commercial real estate - non-owner occupied	6,081	15%	5,700	14%	4,600	13%
Commercial real estate - multi-family	4,601	10%	4,754	10%	4,046	10%
Construction & development	3,238	6%	3,597	6%	3,110	5%
Residential 1-4 family	10,500	26%	10,620	27%	10,544	26%
Consumer	604	2%	615	1%	1,006	1%
Other loans	101	—%	73	—%	137	—%
Total allowance	$44,378	100%	$43,609	100%	$43,316	100%

SOURCES OF FUNDS

General. Deposits have traditionally been our primary source of funds for our investment and lending activities. We also borrow from the FHLB of Chicago to supplement cash needs, to lengthen the maturities of liabilities for interest rate risk management purposes and to manage our cost of funds. Our additional sources of funds are scheduled payments and prepayments of principal and interest on loans and investment securities and fee income and proceeds from the sales of loans and securities.

Deposits. Our current deposit products include non-interest bearing and interest-bearing checking accounts, savings accounts, money market accounts, and certificate of deposits. As of March 31, 2024, deposit liabilities accounted for approximately 83.3% of our total liabilities and equity. We accept deposits primarily from customers in the communities in which our branches and offices are located, as well as from small businesses and other customers throughout our lending area. We rely on our competitive pricing and products, quality customer service, and convenient locations and hours to attract and retain deposits. Deposit rates and terms are based primarily on current business strategies, market interest rates, liquidity requirements and our deposit growth goals.

Total deposits were $3.42 billion and $3.43 billion as of March 31, 2024 and December 31, 2023, respectively. Noninterest-bearing deposits at March 31, 2024 and December 31, 2023, were $990.5 million and $1.05 billion, respectively, while interest-bearing deposits were $2.43 billion and $2.38 billion at March 31, 2024 and December 31, 2023, respectively.

At March 31, 2024, we had a total of $598.3 million in certificates of deposit, including $0.7 million of brokered deposits. Based on historical experience and our current pricing strategy, we believe we will retain a majority of these accounts upon maturity, although our long-term strategy is to minimize reliance on certificates of deposits by increasing relationship deposits in lower earning savings and demand deposit accounts.

The following tables set forth the average balances of our deposits for the periods indicated:

	Three months ended		Year ended		Three months ended
	March 31, 2024		December 31, 2023		March 31, 2023
	Amount	Percent	Amount	Percent	Amount	Percent

	(dollars in thousands)

Noninterest-bearing demand deposits	$1,016,452	29.2%	$1,078,468	31.9%	$1,029,470	31.5%
Interest-bearing checking deposits	421,776	12.1%	293,568	8.7%	295,153	9.0%
Savings deposits	812,947	23.4%	833,360	24.6%	822,362	25.1%
Money market accounts	637,454	18.3%	665,988	19.7%	665,471	20.4%
Certificates of deposit	590,116	17.0%	509,273	15.0%	450,666	13.8%
Brokered deposits	748	—%	3,184	0.1%	6,716	0.2%
Total	$3,479,493	100%	$3,383,841	100%	$3,269,838	100%

The following table provides information on maturities of certificates of deposits which exceed FDIC insurance limits of $250,000 as of March 31, 2024:

	Time Deposits over FDIC	Portion of Time Deposits in
	Insurance Limits	Excess of FDIC Insurance Limits

	(dollars in thousands)
3 months or less remaining	$25,551	$10,051
Over 3 to 6 months remaining	66,606	36,856
Over 6 to 12 months remaining	45,687	20,937
Over 12 months or more remaining	8,627	2,627
Total	$146,471	$70,471

Borrowings

Securities sold under repurchase agreements

The Company had securities sold under repurchase agreements which had contractual maturities up to one year from the transaction date with variable and fixed rate terms. The agreements to repurchase required that the Company (seller) repurchase identical securities as those that were sold. The securities underlying the agreements were under the Company’s control. The Company redeemed all securities sold under repurchase agreements during the first quarter of 2024.

The following table summarizes securities sold under repurchase agreements, and the weighted average interest rates paid:

	Three months ended	Year ended	Three months ended
(dollars in thousands)	March 31, 2024	December 31, 2023	March 31, 2023
Average daily amount of securities sold under repurchase agreements during the period	$1,665	$36,833	$50,974
Weighted average interest rate on average daily securities sold under repurchase agreements	5.33%	4.92%	4.47%
Maximum outstanding securities sold under repurchase agreements at any month-end	$—	$75,747	$49,596
Securities sold under repurchase agreements at period end	$—	$75,747	$46,636
Weighted average interest rate on securities sold under repurchase agreements at period end	NA	5.31%	4.82%

Borrowings

The Company’s borrowings have historically consisted primarily of FHLB of Chicago advances collateralized by a blanket pledge agreement on the Company’s FHLB capital stock and retail and commercial loans held in the Company’s portfolio. There were $35.3 million of advances outstanding from the FHLB at March 31, 2024 and December 31, 2023.

The total loans pledged as collateral were $1.49 billion at March 31, 2024 and December 31, 2023. There were no outstanding letters of credit from the FHLB at March 31, 2024 or December 31, 2023.

The following table summarizes borrowings from the FHLB, and the weighted average interest rates paid:

	Three months ended	Year ended	Three months ended
(dollars in thousands)	March 31, 2024	December 31, 2023	March 31, 2023
Average daily amount of borrowings outstanding during the period	$35,281	$30,697	$14,757
Weighted average interest rate on average daily borrowing	3.97%	3.92%	4.04%
Maximum outstanding borrowings at any month-end	$35,295	$36,577	$36,881
Borrowing outstanding at period end	$35,295	$35,270	$36,881
Weighted average interest rate on borrowing at period end	3.59%	3.59%	3.55%

Lines of credit and other borrowings.

We maintain a $7.5 million line of credit with another commercial bank, which was entered into on May 15, 2022. There were no outstanding balances on this note at March 31, 2024 or December 31, 2023. Any future borrowings will required monthly payments of interest at a variable rate, and will be due in full on May 15, 2024.

During July 2020, the Company entered into subordinated note agreements with two separate commercial banks. As of March 31, 2024 and December 31, 2023, outstanding balances under these agreements totaled $6.0 million. These notes were issued with 10-year maturities, will carry interest at a fixed rate of 5.0% through June 30, 2025, and at a variable rate thereafter, payable quarterly. These notes are callable on or after January 1, 2026 and qualify for Tier 2 capital for regulatory purposes.

During August 2022, the Company entered into subordinated note agreements with an individual. As of March 31, 2024 and December 31, 2023, outstanding balances under these agreements totaled $6.0 million. These notes were issued with 10-year maturities, will carry interest at a fixed rate of 5.25% through August 6, 2027, and at a variable rate thereafter, payable quarterly. These notes are callable on or after August 6, 2027 and qualify for Tier 2 capital for regulatory purposes.

As a result of the acquisition of Hometown during February 2023, the Company acquired all of the common securities of Hometown’s wholly-owned subsidiaries, Hometown Bancorp, Ltd. Capital Trust I (“Trust I”) and Hometown Bancorp, Ltd. Capital Trust II (“Trust II”). The Company also assumed adjustable rate junior subordinated debentures issued to these trusts. The junior subordinated debentures issued to Trust I and Trust II totaled $4.1 million and $8.2 million, respectively, carried interest at floating rates resetting on each quarterly payment date, and were due on January 7, 2034 and December 15, 2036, respectively. Applicable discounts originally totaling $1.5 million were recorded to carry the assumed debentures at their then estimated fair value and were being accreted to interest expense over the remaining life of the debentures. Both junior subordinated debentures were redeemable by the Company, subject to prior approval by the Federal Reserve Bank, on any quarterly payment date. The junior subordinated debentures represented the sole asset of Trust I and Trust II. The trusts were not included in the Company’s consolidated financial statements. The net effect of all agreements assumed with respect to Trust I and Trust II is that the Company, through payments on its debentures, was liable for the distributions and other payments required on the trusts’ preferred securities. Trust I and Trust II also provided the Company with $12.0 million in Tier 1 capital for regulatory capital purposes. The Company redeemed the junior subordinated debenture related to Trust II during December 2023 and Trust I during January 2024, resulting in these trusts’ dissolution. As a result of the redemption of the junior subordinated debenture related to Trust II and notification of the Company’s intent to redeem the junior subordinated debenture of Trust I prior to December 31, 2023, the Company amortized the remaining original fair value discounts into interest expense during 2023.

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

Securities available for sale consist of U.S. government sponsored agencies, obligations of states and political subdivision, mortgage-backed securities, and corporate notes. Securities classified as available for sale, which management has the intent and ability to hold for an indefinite period of time, but not necessarily to maturity, are carried at fair value, with unrealized gains and losses, net of related deferred income taxes, included in stockholders’ equity as a separate component of other comprehensive income. The fair value of securities available for sale totaled $138.4 million and included $17,000 gross unrealized gains and gross unrealized losses of $13.0 million at March 31, 2024. At December 31, 2023, the fair value of securities available for sale totaled $142.2 million and included gross unrealized gains of $86,000 and gross unrealized losses of $12.2 million.

Securities classified as held to maturity consist of U.S. treasury securities and obligations of states and political subdivisions. These securities, which management has the intent and ability to hold to maturity, are reported at amortized cost. Securities held to maturity totaled $111.7 million at March 31, 2024 and $103.3 million at December 31, 2023.

The Company had recognized net losses on sales of securities of $34,000 during the three months ended March 31, 2024. The Company had recognized net losses on sales of securities of $75,000 during the three months ended March 31, 2023.

The following tables set forth the composition and maturities of investment securities as of March 31, 2024 and December 31, 2023. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

			After One, But		After Five, But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
At March 31, 2024	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)

	(dollars in thousands)
Available for sale securities
Obligations of U.S. Government sponsored agencies	$1,963	5.1%	$495	4.9%	$15,827	2.2%	$12,104	2.3%	$30,389	2.5%
Obligations of states and political subdivisions	339	4.9%	11,480	4.1%	14,087	3.5%	37,670	2.7%	63,576	3.2%
Mortgage-backed securities	3,557	2.6%	11,649	3.4%	8,126	4.3%	13,401	3.7%	36,733	3.6%
Corporate notes	4,998	3.3%	5,000	9.4%	9,116	3.5%	1,548	6.5%	20,662	5.1%
Total available for sale securities	$10,857	3.4%	$28,624	4.8%	$47,156	3.2%	$64,723	2.9%	$151,360	3.4%
Held to maturity securities
U.S. Treasury securities	$19,704	3.6%	$52,283	3.7%	$35,884	4.4%	$—	—	$107,871	3.9%
Obligations of states and political subdivisions	1,467	2.3%	2,394	2.7%	—	—%	—	—%	3,861	2.6%
Total held to maturity securities	$21,171	3.5%	$54,677	3.6%	$35,884	4.4%	$—	—%	$111,732	3.9%
Total	$32,028	3.5%	$83,301	4.0%	$83,040	1.8%	$64,723	2.9%	$263,092	3.6%

			After One, But		After Five, But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
At December 31, 2023	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)

	(dollars in thousands)
Available for sale securities
Obligations of U.S. Government sponsored agencies	$980	5.1%	$1,464	5.0%	$16,202	2.2%	$12,807	2.2%	$31,453	2.5%
Obligations of states and political subdivisions	—	—%	9,828	4.1%	14,542	3.5%	39,559	2.8%	63,929	3.1%
Mortgage-backed securities	3,579	2.6%	8,649	3.3%	11,788	4.1%	13,773	3.7%	37,789	3.6%
Corporate notes	4,995	3.3%	5,000	6.5%	9,119	3.4%	1,543	6.5%	20,657	4.4%
Certificates of deposit	490	1.3%	—	—%	—	—%	—	—%	490	1.3%
Total available for sale securities	$10,044	3.1%	$24,941	4.4%	$51,651	3.2%	$67,682	2.9%	$154,318	3.3%
Held to maturity securities
U.S. Treasury securities	$16,816	3.4%	$60,714	3.6%	$21,643	4.7%	$—	—%	99,173	3.8%
Obligations of states and political subdivisions	956	2.7%	2,324	2.5%	871	3.0%	—	—%	4,151	2.6%
Total held to maturity securities	$17,772	3.4%	$63,038	3.6%	$22,514	4.6%	$—	—%	$103,324	3.8%
Total	$27,816	3.3%	$87,979	3.8%	$74,165	3.7%	$67,682	2.9%	$257,642	3.5%
(1)	Weighted Average Yield is shown on a fully taxable equivalent basis using a federal tax rate of 21%.

As of March 31, 2024 and December 31, 2023, no allowance for credit losses on securities AFS was recognized. The Company does not consider its securities AFS with unrealized losses to be attributable to credit-related factors, as the unrealized losses in each category have occurred as a result of changes in noncredit-related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. Furthermore, as of March 31, 2024, the Company did not have the intent to sell any of these securities AFS and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost.

Furthermore, the Company does not believe there are any expected credit losses in its HTM securities portfolio at March 31, 2024 or December 31, 2023. All U.S. Treasury securities have the full faith and credit backing of the United States government and the amount of obligations of states and political subdivisions in an unrealized loss position is immaterial to the financial statements.

As of March 31, 2024, 214 debt securities had gross unrealized losses, with an aggregate depreciation of 5.3% from our amortized cost basis. The largest unrealized loss percentage of any single security was 24.4% (or $0.2 million) of its amortized cost. The largest unrealized dollar loss of any security was $1.0 million (or 16.6%).

As of December 31, 2023, 204 debt securities had gross unrealized losses, with an aggregate depreciation of 4.6% from our amortized cost basis. The largest unrealized loss percentage of any single security was 26.5% (or $0.5 million) of its amortized cost. The largest unrealized dollar loss of any single security was $1.0 million (or 16.1%).

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

Our liquidity is maintained through our investment portfolio, deposits, borrowings from the FHLB, and lines available from correspondent banks. Our highest priority is placed on growing noninterest bearing deposits through strong community involvement in the markets that we serve. Borrowings and brokered deposits are considered short-term supplements to our overall liquidity but are not intended to be relied upon for long-term needs. The Company currently has $1.71 billion in availability between borrowings and brokered deposits for future funding if liquidity needs were to develop. We believe that our present position is adequate to meet our current and future liquidity needs, and management knows of no trend or event that will have a material impact on the Company’s ability to maintain liquidity at satisfactory levels.

Capital Adequacy. Total stockholders’ equity was $609.3 million at March 31, 2024 compared to $619.8 million at December 31, 2023.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, requires the federal bank regulatory agencies to take “prompt corrective action” regarding depository institutions that do not meet minimum capital requirements. FDICIA establishes five regulatory capital tiers: “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized”. A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. The FDICIA imposes progressively more restrictive restraints on operations, management and capital distributions, depending on the category in which an institution is classified. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions may not accept brokered deposits absent a waiver from the FDIC, are subject to growth limitations and are required to submit capital restoration plans for regulatory approval. A depository institution’s holding company must guarantee any required capital restoration plan, up to an amount equal to the lesser of 5 percent of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. Federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. All of the federal bank regulatory agencies have adopted regulations establishing relevant capital measures and relevant capital levels for federally insured depository institutions. The Bank was well capitalized at March 31, 2024, and brokered deposits are not restricted.

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

Federal banking regulators have issued risk-based capital guidelines, which assign risk factors to asset categories and off-balance-sheet items. The following table reflects capital ratios computed utilizing the implemented Basel III regulatory capital framework discussed above:

					Minimum Capital Required		Minimum To Be Well-
			Minimum Capital		for Capital Adequacy Plus		Capitalized Under prompt
			Required for Capital		Capital Conservation Buffer		corrective Action
	Actual		Adequacy		Basel III Phase-In Schedule		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
At March 31, 2024
Bank First Corporation:
Total capital (to risk-weighted assets)	$473,440	13.5%	$280,722	8.0%	$368,447	10.5%	N/A	N/A
Tier I capital (to risk-weighted assets)	423,164	12.1%	210,541	6.0%	298,267	8.5%	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	423,164	12.1%	157,906	4.5%	245,632	7.0%	N/A	N/A
Tier I capital (to average assets)	423,164	10.7%	157,788	4.0%	157,946	4.0%	N/A	N/A
Bank First, N.A:
Total capital (to risk-weighted assets)	$429,412	12.2%	$280,562	8.0%	$368,237	10.5%	$350,702	10.0%
Tier I capital (to risk-weighted assets)	391,136	11.2%	210,421	6.0%	298,097	8.5%	280,562	8.0%
Common equity tier I capital (to risk-weighted assets)	391,136	11.2%	157,816	4.5%	245,491	7.0%	227,956	6.5%
Tier I capital (to average assets)	391,136	9.9%	157,946	4.0%	157,946	4.0%	197,433	5.0%
At December 31, 2023
Bank First Corporation:
Total capital (to risk-weighted assets)	$484,398	14.0%	$276,904	8.0%	$363,437	10.5%	N/A	N/A
Tier I capital (to risk-weighted assets)	437,979	12.7%	207,678	6.0%	294,211	8.5%	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	433,979	12.5%	155,759	4.5%	242,291	7.0%	N/A	N/A
Tier I capital (to average assets)	437,979	11.1%	158,581	4.0%	158,581	4.0%	N/A	N/A
Bank First, N.A:
Total capital (to risk-weighted assets)	$446,634	12.9%	$276,726	8.0%	$363,202	10.5%	$345,907	10.0%
Tier I capital (to risk-weighted assets)	412,215	11.9%	207,544	6.0%	294,021	8.5%	276,726	8.0%
Common equity tier I capital (to risk-weighted assets)	412,215	11.9%	155,658	4.5%	242,135	7.0%	224,840	6.5%
Tier I capital (to average assets)	412,215	10.4%	158,585	4.0%	158,585	4.0%	198,231	5.0%

As previously mentioned, the Company carried $12.0 million of subordinated debt as of March 31, 2024 and December 31, 2023, which qualifies as Tier II capital, and $4.0 million of junior subordinated debt as of December 31, 2023, which qualified as Tier I capital. These amounts are included in total capital for the Company in the tables above.

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

Loan commitments and standby and direct pay letters of credit do not necessarily represent our future cash requirements because while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. Our off-balance sheet arrangements at the dates indicated were as follows:

	Amounts of Commitments Expiring - By Period as of March 31, 2024
		Less Than One	One to Three	Three to Five
Other Commitments	Total	Year	Years	Years	After Five Years

	(dollars in thousands)
Unused lines of credit	$796,930	$369,303	$145,983	$54,310	$227,334
Standby and direct pay letters of credit	10,951	9,369	767	632	183
Credit card arrangements	21,807	—	—	—	21,807
Total commitments	$829,688	$378,672	$146,750	$54,942	$249,324

	Amounts of Commitments Expiring - By Period as of December 31, 2023
		Less Than	One to	Three to	After Five
Other Commitments	Total	One Year	Three Years	Five Years	Years

	(dollars in thousands)
Unused lines of credit	$799,398	$369,800	$129,181	$66,070	$234,347
Standby and direct pay letters of credit	9,785	7,615	1,407	580	183
Credit card arrangements	21,213	—	—	—	21,213
Total commitments	$830,396	$377,415	$130,588	$66,650	$255,743

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

As of March 31, 2024:

Change in Interest Rates	Percentage Change in
(in Basis Points)	Net Interest Income
+400	0.4%
+300	0.7%
+200	0.4%
+100	0.3%
-100	-(3.0)%

As of December 31, 2023:

Change in Interest Rates	Percentage Change in
(in Basis Points)	Net Interest Income
+400	0.1%
+300	0.1%
+200	0.1%
+100	0.2%
-100	(0.1)%

The increased sensitivity to changes in interest rates noted at March 31, 2024 was the result of management’s reconsideration of interest rate betas for its loan and deposit products during the first quarter of 2024.

Economic Value of Equity Analysis. We also analyze the sensitivity of the Company’s financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between estimated changes in the present value of the Company’s assets and estimated changes in the present value of the Company’s liabilities assuming various changes in current interest rates. The Company’s economic value of equity analysis as of March 31, 2024 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Company would experience a 4.61% increase in the economic value of equity. At the same date, our analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, the Company would experience a 3.79% decrease in the economic value of equity. The estimates of changes in the economic value of our equity require us to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on the economic value of our equity. Although our economic value of equity analysis provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of our equity and will differ from actual results.

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

Changes in Internal Control Over Financial Reporting

No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

We are a party to various litigation in the normal course of business. Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on our financial position, results of operations or liquidity.

ITEM 1A.     RISK FACTORS

Additional information regarding risk factors appears in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements” of this Form 10-Q and in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes during the quarterly period ended March 31, 2024 to the risk factors previously disclosed in the Company’s Annual Report.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.
(b)	None.
(c)	Issuer Purchases of Equity Securities

On February 21, 2024, the Company renewed its share repurchase program, pursuant to which the Company may repurchase up to $30 million of its common stock, par value $0.01 per share, for a period of one (1) year, ending on February 20, 2025. The program was announced in a Current Report on Form 8-K on February 21, 2024. The table below sets forth information regarding repurchases of our common stock during the first quarter of 2024 under that program as well as pursuant to the 2020 Equity Plan and other repurchases.

			Total Number	Maximum Number
			of Shares Repurchased as	of Shares
			Part of	that May Yet Be
	Total Number of Shares	Average Price Paid per	Publicly Announced	Purchased Under the
(in thousands, except per share data)	Repurchased	Share(1)	Plans or Programs	Plans or Programs(2)
January 2024	—	$—	—	270,346
February 2024	223,863	85.54	223,863	332,312
March 2024	37,330	83.63	37,330	294,982
Total	261,193	$85.27	261,193	294,982
(1)	The average price paid per share is calculated on a trade date basis for all open market transactions and excludes commissions and other transaction expenses.
(2)	Based on the closing per share price as of March 31, 2024 ($86.67).

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

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.       MINE SAFETY DISCLOSURES

None.

ITEM 5.       OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

For the quarter ended March 31, 2024, there were no trading arrangements for the sale or purchases of Company securities adopted, terminated or for which the amount, pricing or timing provisions were modified by our directors and officers that was either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”) or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

BANK FIRST CORPORATION

DATE:	May 9, 2024	BY:	/s/Kevin M. LeMahieu
Kevin M. LeMahieu
Chief Financial Officer
(Principal Financial and Accounting Officer)