Form 10-Q
period 2024-06-30
Bank First Corp
filed 2024-08-07
CIK 1746109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of August 7, 2024 was 10,013,737 shares.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS:

BANK FIRST CORPORATION

Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2024	December 31, 2023
	(Unaudited)	(Audited)

Assets
Cash and due from banks	$45,549	$69,973
Interest-bearing deposits	53,401	177,495
Cash and cash equivalents	98,950	247,468
Securities held to maturity, at amortized cost ($109,805 and $103,626 fair value at June 30, 2024 and December 31, 2023, respectively)	110,648	103,324
Securities available for sale, at fair value ($140,845 and $154,318 amortized cost at June 30, 2024 and December 31, 2023, respectively)	127,977	142,197
Loans held for sale	2,274	3,012
Loans	3,428,635	3,342,974
Allowance for credit losses - loans ("ACL-Loans")	(45,118)	(43,609)
Loans, net	3,383,517	3,299,365
Premises and equipment, net	68,633	69,891
Goodwill	175,106	175,106
Other investments	21,256	21,366
Cash value of life insurance	60,904	61,292
Core deposit intangibles, net	24,021	26,996
Mortgage servicing rights ("MSR")	13,694	13,668
Other real estate owned (“OREO”)	712	2,573
Investment in Ansay and Associates, LLC ("Ansay")	34,218	32,926
Other assets	23,910	22,658
TOTAL ASSETS	$4,145,820	$4,221,842
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Interest-bearing deposits	$2,424,096	$2,382,185
Noninterest-bearing deposits	975,845	1,050,735
Total deposits	3,399,941	3,432,920
Securities sold under repurchase agreements	—	75,747
Notes payable	90,321	35,270
Subordinated notes	12,000	12,000
Junior subordinated debenture	—	4,124
Other liabilities	28,979	41,983
Total liabilities	3,531,241	3,602,044
Stockholders’ equity:
Serial preferred stock - $0.01 par value
Authorized - 5,000,000 shares	—	—
Common stock - $0.01 par value
Authorized - 20,000,000 shares
Issued - 11,515,130 shares as of June 30, 2024 and December 31, 2023
Outstanding - 10,031,350 and 10,365,131 shares as of June 30, 2024 and December 31, 2023, respectively	115	115
Additional paid-in capital	332,763	333,815
Retained earnings	372,420	348,001
Treasury stock, at cost - 1,483,780 and 1,149,999 shares as of June 30, 2024 and December 31, 2023, respectively	(81,348)	(53,387)
Accumulated other comprehensive loss	(9,371)	(8,746)
Total stockholders’ equity	614,579	619,798
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,145,820	$4,221,842

See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statements of Income

(In thousands, except per share data) (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Interest income:
Loans, including fees	$46,349	$42,665	$91,225	$80,756
Securities:
Taxable	2,262	1,946	5,149	4,021
Tax-exempt	241	243	485	546
Other	495	1,075	1,760	1,508
Total interest income	49,347	45,929	98,619	86,831
Interest expense:
Deposits	15,794	10,084	31,187	17,534
Securities sold under repurchase agreements	—	570	22	1,131
Borrowed funds	546	1,003	1,054	1,660
Total interest expense	16,340	11,657	32,263	20,325
Net interest income	33,007	34,272	66,356	66,506
Provision for credit losses	—	—	200	4,182
Net interest income after provision for credit losses	33,007	34,272	66,156	62,324
Noninterest income:
Service charges	2,101	1,766	3,735	3,365
Income from Ansay	1,379	950	2,358	2,021
Income from UFS, LLC (“UFS”)	—	770	—	1,660
Loan servicing income	735	749	1,461	1,385
Valuation adjustment on MSR	339	(548)	27	231
Net gain on sales of mortgage loans	277	236	496	376
Other	1,046	631	2,197	1,365
Total noninterest income	5,877	4,554	10,274	10,403
Noninterest expense:
Salaries, commissions, and employee benefits	10,004	9,870	20,897	19,782
Occupancy	1,330	1,317	2,914	2,908
Data processing	2,114	2,094	4,503	3,958
Postage, stationery, and supplies	205	224	443	604
Net (gain) loss on sales and valuations of OREO	(461)	489	(508)	489
Net loss on sale of securities	—	—	34	75
Advertising	79	85	174	166
Charitable contributions	234	228	410	451
Outside service fees	1,889	1,347	3,182	3,549
Amortization of intangibles	1,475	1,672	2,975	3,094
Other	2,188	2,620	4,357	4,534
Total noninterest expense	19,057	19,946	39,381	39,610
Income before provision for income taxes	19,827	18,880	37,049	33,117
Provision for income taxes	3,768	4,748	5,578	8,305
Net Income	$16,059	$14,132	$31,471	$24,812
Earnings per share - basic	$1.59	$1.37	$3.10	$2.46
Earnings per share - diluted	$1.59	$1.37	$3.10	$2.46

See accompanying notes to unaudited consolidated financial statements

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statements of Comprehensive Income

(In thousands) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Net Income	$16,059	$14,132	$31,471	$24,812
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities:
Unrealized holding gains (losses) arising during period	71	(2,441)	(781)	785
Amortization of unrealized holding gains on securities transferred from available for sale to held to maturity	—	—	(1)	—
Reclassification adjustment for losses included in net income	—	—	34	75
Income tax benefit (expense)	(31)	659	123	(232)
Total other comprehensive income (loss)	40	(1,782)	(625)	628
Comprehensive income	$16,099	$12,350	$30,846	$25,440

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statement of Stockholders’ Equity

(In thousands, except share and per share data) (Unaudited)

						Accumulated
	Serial		Additional			Other	Total
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive	Stockholders'
	Stock	Stock	Capital	Earnings	Stock	Income (loss)	Equity

Balance at January 1, 2023	$—	$101	$218,263	$295,496	$(45,191)	$(15,566)	$453,103
Net income	—	—	—	10,680	—	—	10,680
Other comprehensive income	—	—	—	—	—	2,410	2,410
Purchase of treasury stock	—	—	—	—	(6,727)	—	(6,727)
Sale of treasury stock	—	—	—	—	37	—	37
Cash dividends ($0.25 per share)	—	—	—	(2,616)	—	—	(2,616)
Amortization of stock-based compensation	—	—	456	—	—	—	456
Vesting of restricted stock awards	—	—	(1,585)	—	1,585	—	—
Adoption of new accounting pronouncement	—	—	—	(10,050)	—	—	(10,050)
Shares issued in the acquisition of Hometown Bancorp, Ltd. (1,450,272 shares)	—	14	115,065	—	—	—	115,079

Balance at March 31, 2023	—	115	332,199	293,510	(50,296)	(13,156)	562,372
Net income	—	—	—	14,132	—	—	14,132
Other comprehensive loss	—	—	—	—	—	(1,782)	(1,782)
Purchase of treasury stock	—	—	—	—	(1,341)	—	(1,341)
Sale of treasury stock	—	—	—	—	44	—	44
Cash dividends ($0.30 per share)	—	—	—	(3,117)	—	—	(3,117)
Amortization of stock-based compensation	—	—	564	—	—	—	564
Vesting of restricted stock awards	—	—	(45)	—	45	—	—

Balance at June 30, 2023	$—	$115	$332,718	$304,525	$(51,548)	$(14,938)	$570,872

Balance at January 1, 2024	$—	$115	$333,815	$348,001	$(53,387)	$(8,746)	$619,798
Net income	—	—	—	15,412	—	—	15,412
Other comprehensive loss	—	—	—	—	—	(665)	(665)
Purchase of treasury stock	—	—	—	—	(22,283)	—	(22,283)
Sale of treasury stock	—	—	—	—	55	—	55
Cash dividends ($0.35 per share)	—	—	—	(3,541)	—	—	(3,541)
Amortization of stock-based compensation	—	—	554	—	—	—	554
Vesting of restricted stock awards	—	—	(2,145)	—	2,145	—	—

Balance at March 31, 2024	—	115	332,224	359,872	(73,470)	(9,411)	609,330
Net income	—	—	—	16,059	—	—	16,059
Other comprehensive income	—	—	—	—	—	40	40
Purchase of treasury stock	—	—	—	—	(7,943)	—	(7,943)
Sale of treasury stock	—	—	—	—	65	—	65
Cash dividends ($0.35 per share)	—	—	—	(3,511)	—	—	(3,511)
Amortization of stock-based compensation	—	—	539	—	—	—	539

Balance at June 30, 2024	$—	$115	$332,763	$372,420	$(81,348)	$(9,371)	$614,579

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Six Months Ended June 30,
	2024	2023

Cash flows from operating activities:
Net income	$31,471	$24,812
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	200	4,182
Depreciation and amortization of premises and equipment	1,122	1,017
Amortization of intangibles	2,975	3,094
Net accretion of securities	(1,849)	(1,017)
Amortization of stock-based compensation	1,093	1,020
Accretion of purchase accounting valuations	(2,357)	(4,380)
Net change in deferred loan fees and costs	(106)	(1,159)
Change in fair value of MSR and other investments	84	(358)
Loss from sale and disposal of premises and equipment	174	—
Net (gain) loss on sale of OREO and valuation allowance	(508)	489
Proceeds from sales of mortgage loans	43,345	33,531
Originations of mortgage loans held for sale	(42,111)	(34,067)
Gain on sales of mortgage loans	(496)	(376)
Realized loss on sale of securities	34	75
Undistributed income of UFS joint venture	—	(1,660)
Undistributed income of Ansay joint venture	(2,358)	(2,021)
Net earnings on life insurance	(817)	(731)
Increase in other assets	(1,129)	(2,617)
Decrease in other liabilities	(12,504)	(4,671)
Net cash provided by operating activities	16,263	15,163
Cash flows from investing activities, net of effects of business combination:
Activity in securities available for sale and held to maturity:
Sales	10,206	34,197
Maturities, prepayments, and calls	91,444	116,568
Purchases	(93,687)	—
Net increase in loans	(82,384)	(12,437)
Dividends received from UFS	—	1,457
Dividends received from Ansay	1,066	990
Proceeds from sale of OREO	1,936	1,485
Net sales of Federal Home Loan Bank (“FHLB”) stock	—	262
Net purchases of Federal Reserve Bank (“FRB”) stock	—	(3,970)
Proceeds from life insurance	1,205	—
Proceeds from sale of premises and equipment	2,380	—
Purchases of premises and equipment	(1,985)	(6,752)
Net cash received in business combination	—	89,959
Net cash provided by (used in) investing activities	(69,819)	221,759

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statements of Cash Flows (Continued)

(In thousands) (Unaudited)

	Six Months Ended June 30,
	2024	2023

Cash flows from financing activities, net of effects of business combination:
Net decrease in deposits	$(32,933)	$(187,026)
Net decrease in securities sold under repurchase agreements	(75,747)	(73,394)
Proceeds from advances of notes payable	102,000	121,700
Repayment of notes payable	(47,000)	(92,507)
Repayment of junior subordinated debentures	(4,124)	—
Dividends paid	(7,052)	(5,733)
Proceeds from sales of common stock	120	81
Repurchase of common stock	(30,226)	(8,068)
Net cash used in financing activities	(94,962)	(244,947)
Net decrease in cash and cash equivalents	(148,518)	(8,025)
Cash and cash equivalents at beginning of period	247,468	119,351
Cash and cash equivalents at end of period	$98,950	$111,326

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$30,608	$17,546
Income taxes	6,286	8,606
Supplemental schedule of noncash activities:
MSR resulting from sale of loans	488	389
Change in unrealized gains and losses on investment securities available for sale, net of tax	(625)	628

Acquisition:
Fair value of assets acquired	$—	$615,105
Fair value of liabilities assumed	—	549,564
Net assets acquired	$—	$65,541
Common stock issued in acquisition	$—	$115,079

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU is intended to improve the disclosures about a public entity’s reportable segments and addresses requests from investors and other decision makers for additional, more detailed information about a reportable segment’s expenses. The amendment applies to all public entities that are required to report segment information in accordance with Topic 280. This update is effective for annual periods beginning after December 15, 2023, applied retrospectively to all periods presented. The Company does not currently expect adoption of the amendment to have a material impact on its consolidated financial statements.

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

NOTE 3 – EARNINGS PER SHARE

The two-class method is used in the calculation of basic and diluted earnings per share. Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. There were no anti-dilutive stock options for the six months ended June 30, 2024 or 2023.

The following table presents the factors used in the earnings per share computations for the period indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic
Net income available to common shareholders	$16,059	$14,132	$31,471	$24,812
Less: Earnings allocated to participating securities	(84)	(80)	(169)	(144)
Net income allocated to common shareholders	$15,975	$14,052	$31,302	$24,668

Weighted average common shares outstanding including participating securities	10,078,611	10,389,790	10,155,979	10,083,026
Less: Participating securities (1)	(52,634)	(58,065)	(54,488)	(58,467)
Average shares	10,025,977	10,331,725	10,101,491	10,024,559

Basic earnings per common shares	$1.59	$1.37	$3.10	$2.46

Diluted
Net income available to common shareholders	$16,059	$14,132	$31,471	$24,812

Weighted average common shares outstanding for basic earnings per common share	10,025,977	10,331,725	10,101,491	10,024,559
Add: Dilutive effects of stock based compensation awards	13,885	14,850	21,073	22,728
Average shares and dilutive potential common shares	10,039,862	10,346,575	10,122,564	10,047,287
Diluted earnings per common share	$1.59	$1.37	$3.10	$2.46
(1)	Participating securities are restricted stock awards whereby the stock certificates have been issued, are included in outstanding shares, receive dividends and can be voted, but have not vested.

NOTE 4 – SECURITIES

The following is a summary of available for sale securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
June 30, 2024
Obligations of U.S. Government sponsored agencies	$30,070	$—	$(3,215)	$26,855
Obligations of states and political subdivisions	63,007	9	(6,230)	56,786
Mortgage-backed securities	32,103	2	(1,884)	30,221
Corporate notes	15,665	—	(1,550)	14,115
Total available for sale securities	$140,845	$11	$(12,879)	$127,977

December 31, 2023
Obligations of U.S. Government sponsored agencies	$31,453	$4	$(3,163)	$28,294
Obligations of states and political subdivisions	63,929	77	(5,760)	58,246
Mortgage-backed securities	37,789	5	(1,664)	36,130
Corporate notes	20,657	—	(1,619)	19,038
Certificates of deposit	490	—	(1)	489
Total available for sale securities	$154,318	$86	$(12,207)	$142,197

The following is a summary of held to maturity securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
June 30, 2024
U.S. Treasury securities	$107,452	$628	$(1,471)	$106,609
Obligations of states and political subdivisions	3,196	—	—	3,196
Total held to maturity securities	$110,648	$628	$(1,471)	$109,805

December 31, 2023
U.S. Treasury securities	$99,173	$1,372	$(1,070)	$99,475
Obligations of states and political subdivisions	4,151	—	—	4,151
Total held to maturity securities	$103,324	$1,372	$(1,070)	$103,626

The following table shows the fair value and gross unrealized losses of securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		Greater Than 12 Months		Total
							Number
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	of
	Value	Losses	Value	Losses	Value	Losses	Securities

June 30, 2024 - Available for Sale
Obligations of U.S. Government sponsored agencies	$2,214	$(21)	$24,641	$(3,194)	$26,855	$(3,215)	27
Obligations of states and political subdivisions	7,601	(99)	46,195	(6,131)	53,796	(6,230)	73
Mortgage-backed securities	1,844	(42)	28,147	(1,842)	29,991	(1,884)	102
Corporate notes	—	—	12,980	(1,550)	12,980	(1,550)	9
Totals	$11,659	$(162)	$111,963	$(12,717)	$123,622	$(12,879)	211

June 30, 2024 - Held to Maturity
U.S. Treasury securities	$22,932	$(231)	$60,789	$(1,240)	$83,721	$(1,471)	51

December 31, 2023 - Available for Sale
Obligations of U.S. Government sponsored agencies	$6,519	$(173)	$19,519	$(2,990)	$26,038	$(3,163)	24
Obligations of states and political subdivisions	6,806	(71)	40,959	(5,689)	47,765	(5,760)	65
Mortgage-backed securities	5,751	(95)	28,693	(1,569)	34,444	(1,664)	104
Corporate notes	4,926	(68)	12,487	(1,551)	17,413	(1,619)	9
Certificate of deposits	—	—	489	(1)	489	(1)	2
Totals	$24,002	$(407)	$102,147	$(11,800)	$126,149	$(12,207)	204

December 31, 2023 - Held to Maturity
U.S. Treasury securities	$31,785	$(99)	$35,362	$(971)	$67,147	$(1,070)	49
Obligations of states and political subdivisions	—	—	220	—	220	—	1
Totals	$31,785	$(99)	$35,582	$(971)	$67,367	$(1,070)	50

As of June 30, 2024, no allowance for credit losses has been recognized on available for sale securities in an unrealized loss position as the Company does not believe any of the debt securities are credit impaired. This is based on the Company’s analysis of the risk characteristics, including credit ratings, and other qualitative factors related to these securities. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. As of June 30, 2024, the Company did not intend to sell these securities and it was more likely than not that the Company would not be required to sell the debt securities before recovery of their amortized cost, which may be at maturity. The unrealized losses have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration.

Furthermore, based on its analysis the Company has determined that held to maturity securities have zero expected credit losses. U.S. Treasury securities have the full faith and credit backing of the United States Government.

The following is a summary of amortized cost and estimated fair value of securities by contractual maturity as of June 30, 2024. Contractual maturities will differ from expected maturities for mortgage-backed securities because borrowers may have the right to call or prepay obligations without penalties.

	Available for Sale		Held to Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$2,815	$2,808	$21,562	$21,392
Due after one year through 5 years	16,425	16,042	53,071	52,035
Due after 5 years through 10 years	39,428	35,657	36,015	36,378
Due after 10 years	50,074	43,249	—	—
Subtotal	108,742	97,756	110,648	109,805
Mortgage-backed securities	32,103	30,221	—	—
Total	$140,845	$127,977	$110,648	$109,805

As of June 30, 2024 and December 31, 2023, the carrying values of securities pledged to secure public deposits, securities sold under repurchase agreements, and for other purposes required or permitted by law were approximately $160.4 million and $204.8 million, respectively.

There were no sales of securities available for sale during the three months ended June 30, 2024 or 2023. Sales of securities available for sale produced $10.2 million in proceeds with immaterial gross losses for the six months ended June 30, 2024. Sales of securities available for sale produced $34.2 million in proceeds, $0.1 million in gross gains and $0.2 million in gross losses for the six months ended June 30, 2023.

NOTE 5 – LOANS, ALLOWANCE FOR CREDIT LOSSES, AND CREDIT QUALITY

The following table presents total loans by portfolio segment and class of loan as of June 30, 2024 and December 31, 2023:

	2024	2023
Commercial/industrial	$507,895	$488,498
Commercial real estate - owner occupied	921,204	893,977
Commercial real estate - non-owner occupied	472,392	473,829
Multi-family	333,660	332,959
Construction and development	230,791	201,823
Residential 1‑4 family	896,957	888,412
Consumer	52,946	50,741
Other	14,795	14,980
Subtotals	3,430,640	3,345,219
ACL - Loans	(45,118)	(43,609)
Loans, net of ACL - Loans	3,385,522	3,301,610
Deferred loan fees, net	(2,005)	(2,245)
Loans, net	$3,383,517	$3,299,365

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

The Company utilized the high-end range of the Federal Reserve Bank Open Market Committee forecast for national unemployment and the low-end range for national GDP growth at June 30, 2024 and December 31, 2023. As of June 30, 2024, the Company anticipates the national unemployment rate to rise during the forecast period and the national GDP growth rate to decline. Due to recent volatility in forecasts, the Company utilized long-term averages for the remaining loss drivers.

A roll forward of the ACL-Loans is summarized as follows:

	Three Months Ended		Six Months Ended		Year Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023	December 31, 2023
Beginning Balance	$44,378	$43,316	$43,609	$22,680	$22,680
Adoption of ASU 2016-13	-	-	-	10,972	10,972
ACL on PCD loans acquired	-	-	-	5,534	5,534
Provision for credit losses	500	-	700	4,092	4,292
Charge-offs	(25)	(46)	(77)	(55)	(88)
Recoveries	265	139	886	186	219
Net recoveries	240	93	809	131	131
Ending Balance	$45,118	$43,409	$45,118	$43,409	$43,609

A summary of the activity in the ACL - Loans by loan type for the six months ended June 30, 2024 is summarized as follows:

		Commercial	Commercial
		Real Estate -	Real Estate -		Construction
	Commercial /	Owner	Non - Owner	Multi-	and	Residential
	Industrial	Occupied	Occupied	Family	Development	1-4 Family	Consumer	Other	Total
ACL - Loans - January 1, 2024	$5,965	$12,285	$5,700	$4,754	$3,597	$10,620	$615	$73	$43,609
Charge-offs	(17)	(1)	—	—	—	(1)	(6)	(52)	(77)
Recoveries	2	861	—	—	—	6	2	15	886
Provision	(195)	193	(61)	(84)	572	184	(1)	92	700
ACL - Loans - June 30, 2024	$5,755	$13,338	$5,639	$4,670	$4,169	$10,809	$610	$128	$45,118

A summary of the activity in the ACL – Loans by loan type for the six months ended June 30, 2023 is summarized as follows:

		Commercial	Commercial
		Real Estate -	Real Estate -		Construction
	Commercial /	Owner	Non - Owner	Multi-	and	Residential
	Industrial	Occupied	Occupied	Family	Development	1-4 Family	Consumer	Other	Total
ACL - Loans - January 1, 2023	$4,071	$5,204	$2,644	$2,761	$1,592	$5,944	$314	$150	$22,680
Adoption of ASU 2016-13	1,859	1,982	1,161	753	2,063	2,567	620	(33)	10,972
ACL - Loans on PCD loans acquired	1,082	4,424	—	—	—	28	—	—	5,534
Charge-offs	—	—	—	—	—	—	—	(55)	(55)
Recoveries	3	70	—	—	—	102	3	8	186
Provision	135	1,171	929	151	(417)	2,004	76	43	4,092
ACL - Loans - June 30, 2023	$7,150	$12,851	$4,734	$3,665	$3,238	$10,645	$1,013	$113	$43,409

In addition to the ACL-Loans, the Company has established an allowance for credit losses on unfunded commitments (“ACL-Unfunded Commitments”), classified in other liabilities on the consolidated balance sheets. This allowance is maintained to absorb losses arising from unfunded loan commitments, and is determined quarterly based on methodology similar to the methodology for determining the ACL-Loans. The ACL - Unfunded Commitments was $3.3 million and $3.8 million at June 30, 2024 and December 31, 2023, respectively. See Note 10 for further information on commitments.

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

	Three Months Ended		Six Months Ended		Year Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023	December 31, 2023
Provision for credit losses on:
Loans	$500	$—	$700	$4,092	$4,292
Unfunded Commitments	(500)	90	(500)	90	390
Total provision for credit losses	$—	$—	$200	$4,182	$4,682

The Company’s past due and non-accrual loans as of June 30, 2024 is summarized as follows:

		90 Days			Non-Accrual
	30-89 Days	or more			with no
	Past Due	Past Due	Non-		specifically
	Accruing	and Accruing	Accrual	Total	allocated ACL
Commercial/industrial	$2	$15	$4,301	$4,318	$19
Commercial real estate - owner occupied	—	2,477	2,754	5,231	13
Commercial real estate - non-owner occupied	80	—	—	80	—
Multi-family	—	—	—	—	—
Construction and development	—	—	—	—	—
Residential 1‑4 family	528	874	218	1,620	218
Consumer	96	19	10	125	10
Other	—	—	—	—	—
	$706	$3,385	$7,283	$11,374	$260

The Company’s past due and non-accrual loans as of December 31, 2023 is summarized as follows:

		90 Days			Non-Accrual
	30-89 Days	or more			with no
	Past Due	Past Due	Non-		specifically
	Accruing	and Accruing	Accrual	Total	allocated ACL
Commercial/industrial	$4,303	$106	$1,344	$5,753	$365
Commercial real estate - owner occupied	180	252	3,877	4,309	343
Commercial real estate - non-owner occupied	14	—	—	14	—
Multi-family	—	—	—	—	—
Construction and development	—	—	—	—	—
Residential 1‑4 family	871	507	429	1,807	394
Consumer	68	28	12	108	11
Other	—	—	—	—	—
	$5,436	$893	$5,662	$11,991	$1,113

Interest recognized on non-accrual loans is considered immaterial to the consolidated financial statements for the six months ended June 30, 2024 and 2023.

A loan is considered to be collateral dependent when, based upon management’s assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. For collateral dependent loans, expected credit losses are based on amortized cost of the loan less the estimated fair value of the collateral at the balance sheet date, with consideration for estimated selling costs if satisfaction of the loan depends on the sale of the collateral.

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

	Collateral Type
As of June 30, 2024		Other		Without an	With an	Allowance
	Real Estate	Business Assets	Total	Allowance	Allowance	Allocation
Commercial/industrial	$—	$4,305	$4,305	$—	$4,305	$842
Commercial real estate - owner occupied	9,212	—	9,212	—	9,212	3,729
Commercial real estate - non-owner occupied	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Construction and development	707	—	707	707	—	—
Residential 1‑4 family	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total Loans	$9,919	$4,305	$14,224	$707	$13,517	$4,571

	Collateral Type
As of December 31, 2023		Other		Without an	With an	Allowance
	Real Estate	Business Assets	Total	Allowance	Allowance	Allocation
Commercial/industrial	$—	$5,320	$5,320	$47	$5,273	$1,089
Commercial real estate - owner occupied	8,131	—	8,131	794	7,337	3,156
Commercial real estate - non-owner occupied	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Construction and development	—	—	—	—	—	—
Residential 1‑4 family	35	—	35	35	—	—
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total Loans	$8,166	$5,320	$13,486	$876	$12,610	$4,245

The Company utilizes a numerical risk rating system for commercial relationships. All other types of relationships (ex: residential, consumer, other) are assigned a “Pass” rating, unless they have fallen 90 days past due or more, at which time they are assessed for a rating of 5, 6 or 7. The Company uses split ratings for government guaranties on loans. The portion of a loan that is supported by a government guaranty is included with other Pass credits.

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

	Amortized Cost Basis by Origination Year
As of June 30, 2024								Revolving
	2024	2023	2022	2021	2020	Prior	Revolving	to Term	Total
Commercial/industrial
Grades 1-4	$46,155	$56,427	$74,025	$56,328	$45,320	$24,366	$80,376	$-	$382,997
Grade 5	9,817	8,843	52,195	7,612	2,889	2,368	24,402	-	108,126
Grade 6	-	837	82	578	122	211	3,796	-	5,626
Grade 7	506	378	240	4,594	1,149	1,320	2,959	-	11,146
Grade 8	-	-	-	-	-	-	-	-	-
Total	$56,478	$66,485	$126,542	$69,112	$49,480	$28,265	$111,533	$-	$507,895
Current-period gross charge-offs	$-	$-	$-	$15	$-	$2	$-	$-	$17
Commercial real estate - owner occupied
Grades 1-4	$24,487	$61,890	$106,742	$154,122	$101,966	$204,971	$52,271	$-	$706,449
Grade 5	17,641	7,124	24,876	33,421	12,603	32,025	21,578	-	149,268
Grade 6	-	815	2,098	3,231	96	5,060	585	-	11,885
Grade 7	-	2,708	7,381	8,126	2,210	30,364	2,813	-	53,602
Grade 8	-	-	-	-	-	-	-	-	-
Total	$42,128	$72,537	$141,097	$198,900	$116,875	$272,420	$77,247	$-	$921,204
Current-period gross charge-offs	$-	$-	$-	$-	$-	$1	$-	$-	$1
Commercial real estate - non-owner occupied
Grades 1-4	$18,879	$51,557	$68,458	$132,059	$50,282	$105,912	$10,249	$-	$437,396
Grade 5	1,566	1,158	2,078	9,895	3,612	13,193	-	-	31,502
Grade 6	-	-	-	-	-	2,872	-	-	2,872
Grade 7	-	-	-	63	359	200	-	-	622
Grade 8	-	-	-	-	-	-	-	-	-
Total	$20,445	$52,715	$70,536	$142,017	$54,253	$122,177	$10,249	$-	$472,392
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Multi-family
Grades 1-4	$1,280	$25,021	$32,624	$100,662	$73,174	$88,854	$1,081	$-	$322,696
Grade 5	784	880	1,881	4,241	-	126	-	-	7,912
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	-	-	-	-	-	3,052	-	-	3,052
Grade 8	-	-	-	-	-	-	-	-	-
Total	$2,064	$25,901	$34,505	$104,903	$73,174	$92,032	$1,081	$-	$333,660
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Construction and development
Grades 1-4	$17,960	$88,626	$65,032	$12,308	$4,645	$5,691	$566	$-	$194,828
Grade 5	131	25,481	526	1,261	695	183	1,051	-	29,328
Grade 6	-	2,490	-	2,497	-	-	-	-	4,987
Grade 7	-	707	-	-	166	775	-	-	1,648
Grade 8	-	-	-	-	-	-	-	-	-
Total	$18,091	$117,304	$65,558	$16,066	$5,506	$6,649	$1,617	$-	$230,791
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Residential 1‑4 family
Grades 1-4	$43,807	$98,818	$188,160	$188,302	$151,373	$113,386	$87,782	$-	$871,628
Grade 5	2,433	3,489	6,574	2,906	215	2,567	425	-	18,609
Grade 6	-	155	315	-	-	178	-	-	648
Grade 7	-	312	321	1,043	1,731	2,491	174	-	6,072
Grade 8	-	-	-	-	-	-	-	-	-
Total	$46,240	$102,774	$195,370	$192,251	$153,319	$118,622	$88,381	$-	$896,957
Current-period gross charge-offs	$-	$-	$-	$-	$-	$1	$-	$-	$1
Consumer
Grades 1-4	$16,137	$15,728	$10,169	$5,007	$3,434	$1,951	$501	$-	$52,927
Grade 5	-	-	-	-	-	-	-	-	-
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	-	-	-	-	-	19	-	-	19
Grade 8	-	-	-	-	-	-	-	-	-
Total	$16,137	$15,728	$10,169	$5,007	$3,434	$1,970	$501	$-	$52,946
Current-period gross charge-offs	$-	$-	$3	$-	$3	$-	$-	$-	$6
Other
Grades 1-4	$859	$185	$635	$499	$559	$9,502	$2,473	$-	$14,712
Grade 5	-	-	-	-	-	-	83	-	83
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	-	-	-	-	-	-	-	-	-
Grade 8	-	-	-	-	-	-	-	-	-
Total	$859	$185	$635	$499	$559	$9,502	$2,556	$-	$14,795
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$52	$-	$52

Total Loans	$202,442	$453,629	$644,412	$728,755	$456,600	$651,637	$293,165	$-	$3,430,640
Total current-period gross charge-offs	$-	$-	$3	$15	$3	$4	$52	$-	$77

	Amortized Cost Basis by Origination Year
As of December 31, 2023								Revolving
	2023	2022	2021	2020	2019	Prior	Revolving	to Term	Total
Commercial/industrial
Grades 1-4	$59,526	$133,469	$62,894	$54,552	$10,380	$20,575	$78,439	$-	$419,835
Grade 5	6,127	5,367	11,641	4,208	1,180	3,039	21,420	-	52,982
Grade 6	671	93	61	206	-	-	627	-	1,658
Grade 7	365	271	5,756	2,351	30	1,687	3,563	-	14,023
Grade 8	-	-	-	-	-	-	-	-	-
Total	$66,689	$139,200	$80,352	$61,317	$11,590	$25,301	$104,049	$-	$488,498
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate - owner occupied
Grades 1-4	$55,239	$105,187	$167,124	$108,680	$47,115	$178,586	$33,220	$-	$695,151
Grade 5	7,586	24,734	24,890	12,955	11,168	26,179	21,519	-	129,031
Grade 6	-	1,161	1,694	110	867	6,552	699	-	11,083
Grade 7	3,143	9,988	10,061	2,313	14,775	15,777	2,655	-	58,712
Grade 8	-	-	-	-	-	-	-	-	-
Total	$65,968	$141,070	$203,769	$124,058	$73,925	$227,094	$58,093	$-	$893,977
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied
Grades 1-4	$54,774	$72,336	$127,450	$53,341	$45,898	$84,129	$9,870	$-	$447,798
Grade 5	944	4,819	2,872	3,516	97	10,081	-	-	22,329
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	-	-	64	366	2,722	550	-	-	3,702
Grade 8	-	-	-	-	-	-	-	-	-
Total	$55,718	$77,155	$130,386	$57,223	$48,717	$94,760	$9,870	$-	$473,829
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate - multi-family
Grades 1-4	$25,099	$28,144	$103,804	$74,083	$25,640	$61,589	$2,149	$-	$320,508
Grade 5	672	1,092	10,660	-	-	27	-	-	12,451
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	-	-	-	-	-	-	-	-	-
Grade 8	-	-	-	-	-	-	-	-	-
Total	$25,771	$29,236	$114,464	$74,083	$25,640	$61,616	$2,149	$-	$332,959
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Construction and development
Grades 1-4	$65,134	$67,396	$35,017	$5,013	$1,853	$4,281	$779	$-	$179,473
Grade 5	11,796	1,190	6,060	743	-	84	808	-	20,681
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	707	-	-	172	-	790	-	-	1,669
Grade 8	-	-	-	-	-	-	-	-	-
Total	$77,637	$68,586	$41,077	$5,928	$1,853	$5,155	$1,587	$-	$201,823
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Residential 1‑4 family
Grades 1-4	$102,529	$199,295	$197,713	$160,489	$44,411	$77,644	$80,659	$-	$862,740
Grade 5	3,816	4,819	6,269	119	612	2,465	604	-	18,704
Grade 6	158	319	810	-	-	180	249	-	1,716
Grade 7	316	366	29	1,022	400	2,947	172	-	5,252
Grade 8	-	-	-	-	-	-	-	-	-
Total	$106,819	$204,799	$204,821	$161,630	$45,423	$83,236	$81,684	$-	$888,412
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Consumer
Grades 1-4	$23,711	$12,497	$6,570	$4,498	$1,194	$1,326	$925	$-	$50,721
Grade 5	-	-	-	-	-	-	-	-	-
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	-	-	-	-	-	20	-	-	20
Grade 8	-	-	-	-	-	-	-	-	-
Total	$23,711	$12,497	$6,570	$4,498	$1,194	$1,346	$925	$-	$50,741
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$4	$-	$4
Other
Grades 1-4	$347	$663	$551	$1,076	$38	$9,697	$2,520	$-	$14,892
Grade 5	-	-	-	-	-	-	88	-	88
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	-	-	-	-	-	-	-	-	-
Grade 8	-	-	-	-	-	-	-	-	-
Total	$347	$663	$551	$1,076	$38	$9,697	$2,608	$-	$14,980
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$84	$-	$84

Total Loans	$422,660	$673,206	$781,990	$489,813	$208,380	$508,205	$260,965	$-	$3,345,219
Total current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$88	$-	$88

Loans that were both experiencing financial difficulty and were modified during the six months ended June 30, 2024 and 2023, were insignificant to these consolidated financial statements.

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

Following is an analysis of activity in the MSR asset:

	Six Months Ended	Year Ended
	June 30, 2024	December 31, 2023
Fair value at beginning of period	$13,668	$9,582

Servicing asset additions	488	879
Loan payments and payoffs	(819)	(1,624)
Changes in valuation inputs and assumptions used in the valuation model	357	1,140
Amount recognized through earnings	26	395
MSR asset acquired	—	3,691
Fair value at end of period	$13,694	$13,668

Unpaid principal balance of loans serviced for others	$1,164,785	$1,175,709
Mortgage servicing rights as a percent of loans serviced for others	1.18	1.16

The primary economic assumptions utilized by the Company in measuring the value of MSRs were constant prepayment speeds of 7.8 and 7.5 months as of June 30, 2024 and December 31, 2023, respectively, and discount rates of 10.19% as of each of those periods. The constant prepayment speeds are obtained from publicly available sources for each of the loan programs the Company originates under.

NOTE 7 – NOTES PAYABLE

The Company utilizes FHLB advances to fund liquidity. The Company had outstanding balances borrowed from the FHLB of $90.5 million at June 30, 2024 and $35.5 million as of December 31, 2023. The advances, rate, and maturities of FHLB advances were as follows:

			June 30,	December 31,
	Maturity	Rate	2024	2023
Fixed rate, fixed term	06/30/2025	5.16%	$25,000	$—
Fixed rate, fixed term	03/23/2026	4.02%	10,000	10,000
Fixed rate, fixed term	05/26/2026	1.95%	5,000	5,000
Fixed rate, fixed term	06/29/2026	4.77%	15,000	—
Fixed rate, fixed term	03/23/2027	3.91%	10,000	10,000
Fixed rate, fixed term	06/28/2027	4.57%	15,000	—
Fixed rate, fixed term	03/23/2028	3.85%	10,000	10,000
Fixed rate, fixed term	04/22/2030	0.00%	508	508
			90,508	35,508
Adjustment due to purchase accounting			(187)	(238)
			$90,321	$35,270

Future maturities of borrowings were as follows:

	June 30,	December 31,
	2024	2023
1 year or less	$25,000	$—
1 to 2 years	30,000	—
2 to 3 years	25,000	15,000
3 to 4 years	10,000	10,000
4 to 5 years	—	10,000
Over 5 years	508	508
	$90,508	$35,508

As of June 30, 2024, the Company had borrowing availability at the FHLB totaling $737.1 million in addition to the existing borrowings noted in the tables above.

NOTE 8 – SUBORDINATED NOTES AND JUNIOR SUBORDINATED DEBENTURES

During July 2020, the Company entered into subordinated note agreements with two separate commercial banks. The Company had through December 31, 2020, to borrow funds up to a maximum availability of $6.0 million under each agreement, or $12.0 million total. These notes were issued with 10-year maturities, carry interest at a fixed rate of 5.0% through June 30, 2025, and at a variable rate thereafter, payable quarterly. These notes are callable on or after January 1, 2026 and qualify for Tier 2 capital for regulatory purposes. The Company had outstanding balances of $6.0 million under these agreements at June 30, 2024 and December 31, 2023.

During August 2022, the Company entered into subordinated note agreements with an individual. The Company had outstanding balances of $6.0 million under these agreements as of June 30, 2024 and December 31, 2023. These notes were issued with 10-year maturities, carry interest at a fixed rate of 5.25% through August 6, 2027, and at a variable rate thereafter, payable quarterly. These notes are callable on or after August 6, 2027 and qualify for Tier 2 capital for regulatory purposes.

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

Under regulatory guidance for non-advanced approaches institutions, the Bank and Company are required to maintain minimum amounts and ratios of common equity Tier I capital to risk-weighted assets, including an additional conservation buffer determined by banking regulators. As of June 30, 2024 and December 31, 2023, this buffer was 2.5%. The Bank met all capital adequacy requirements to which they are subject as of June 30, 2024 and December 31, 2023.

Actual and required capital amounts and ratios are presented below at period-end:

							To Be Well
					Minimum Capital		Capitalized Under
			For Capital		Adequacy with		Prompt Corrective
	Actual		Adequacy Purposes		Capital Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2024
Total capital (to risk-weighted assets):
Company	$482,349	13.66%	$282,548	8.00%	$370,844	10.50%	NA	NA
Bank	$434,726	12.32%	$282,387	8.00%	$370,633	10.50%	$352,984	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$429,847	12.17%	$211,911	6.00%	$300,207	8.50%	NA	NA
Bank	$394,224	11.17%	$211,790	6.00%	$300,036	8.50%	$282,387	8.00%
Common Equity Tier 1 capital (to risk-weighted assets):
Company	$429,847	12.17%	$158,933	4.50%	$247,229	7.00%	NA	NA
Bank	$394,224	11.17%	$158,843	4.50%	$247,089	7.00%	$229,440	6.50%
Tier 1 capital (to average assets):
Company	$429,847	10.98%	$156,549	4.00%	$156,549	4.00%	NA	NA
Bank	$394,224	10.07%	$156,540	4.00%	$156,540	4.00%	$195,675	5.00%
December 31, 2023
Total capital (to risk-weighted assets):
Company	$484,398	13.99%	$276,904	8.00%	$363,437	10.50%	NA	NA
Bank	$446,634	12.91%	$276,726	8.00%	$363,202	10.50%	$345,907	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$437,979	12.65%	$207,678	6.00%	$294,211	8.50%	NA	NA
Bank	$412,215	11.92%	$207,544	6.00%	$294,021	8.50%	$276,726	8.00%
Common Equity Tier 1 capital (to risk-weighted assets):
Company	$433,979	12.54%	$155,759	4.50%	$242,291	7.00%	NA	NA
Bank	$412,215	11.92%	$155,658	4.50%	$242,135	7.00%	$224,840	6.50%
Tier 1 capital (to average assets):
Company	$437,979	11.05%	$158,581	4.00%	$158,581	4.00%	NA	NA
Bank	$412,215	10.40%	$158,585	4.00%	$158,585	4.00%	$198,231	5.00%

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate-lock commitments). Rate-lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements and for fixed rate commitments also considers the difference between current levels of interest rates and committed rates. The notional amount of rate-lock commitments at June 30, 2024 and December 31, 2023 was approximately $13.2 million and $5.9 million, respectively. The fair value of these rate-lock commitments are not material to these financial statements and have not been recorded.

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

The following commitments were outstanding:

	Notional Amount
	June 30, 2024	December 31, 2023

Commitments to extend credit:
Fixed	$59,958	$92,113
Variable	704,141	707,285
Credit card arrangements	22,273	21,213
Letters of credit	11,265	9,785

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

Information regarding the fair value of assets measured at fair value on a recurring basis is as follows:

	Instruments	Markets	Other	Significant
	Measured	for Identical	Observable	Unobservable
	At Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2024
Assets
Securities available for sale
Obligations of U.S. Government sponsored agencies	$26,855	$—	$26,855	$—
Obligations of states and political subdivisions	56,786	—	56,786	—
Mortgage-backed securities	30,221	—	30,221	—
Corporate notes	14,115	—	14,115	—
Mortgage servicing rights	13,694	—	13,694	—

December 31, 2023
Assets
Securities available for sale
Obligations of U.S. Government sponsored agencies	$28,294	$—	$28,294	$—
Obligations of states and political subdivisions	58,246	—	58,246	—
Mortgage-backed securities	36,130	—	36,130	—
Corporate notes	19,038	—	19,038	—
Certificates of deposit	489	—	489	—
Mortgage servicing rights	13,668	—	13,668	—

There were no assets measured on a recurring basis using significant unobservable inputs (Level 3) during these periods. Furthermore, there were no liabilities measured on a recurring basis during the periods.

Information regarding the fair value of assets measured at fair value on a non-recurring basis is as follows:

		Quoted Prices
		In Active	Significant
	Assets	Markets	Other	Significant
	Measured	for Identical	Observable	Unobservable
	At Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2024
OREO	$712	$—	$—	$712
Loans individually evaluated, net of reserve	9,653	—	—	9,653
	$10,365	$—	$—	$10,365

December 31, 2023
OREO	$2,573	$—	$—	$2,573
Loans individually evaluated, net of reserve	9,242	—	—	9,242
	$11,815	$—	$—	$11,815

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

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets:

				Weighted
		Unobservable	Range of	Average
	Valuation Technique	Inputs	Discounts	Discount
As of June 30, 2024
OREO	Third party appraisals, sales contracts or brokered price options	Collateral discounts and estimated costs to sell	61%	61%
Loans individually evaluated	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 71%	35%

As of December 31, 2023
OREO	Third party appraisals, sales contracts or brokered price options	Collateral discounts and estimated costs to sell	3% - 71%	38%
Loans individually evaluated	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 53%	31%

The carrying value and estimated fair value of financial instruments not measured and reported at fair value on a recurring or non-recurring basis at June 30, 2024 and December 31, 2023 are as follows:

	Carrying
June 30, 2024	amount	Level 1	Level 2	Level 3	Total

Financial assets:
Cash and cash equivalents	$98,950	$98,950	$—	$—	$98,950
Securities held to maturity	110,648	106,609	3,196	—	109,805
Loans held for sale	2,274	—	2,274	—	2,274
Loans, net	3,383,517	—	—	3,172,419	3,172,419
Other investments	21,256	—	—	21,256	21,256
Mortgage servicing rights	13,694	—	13,694	—	13,694
Financial liabilities:
Deposits	$3,399,941	$—	$—	$3,129,841	$3,129,841
Notes payable	90,321	—	90,321	—	90,321
Subordinated notes	12,000	—	12,000	—	12,000

	Carrying
December 31, 2023	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$247,468	$247,468	$—	$—	$247,468
Securities held to maturity	103,324	99,475	4,151	—	103,626
Loans held for sale	3,012	—	3,012	—	3,012
Loans, net	3,299,365	—	—	3,168,749	3,168,749
Other investments	21,366	—	—	21,366	21,366
Mortgage servicing rights	13,668	—	13,668	—	13,668
Financial liabilities:
Deposits	$3,432,920	—	—	3,153,512	3,153,512
Securities sold under repurchase agreements	75,747	—	75,747	—	75,747
Notes payable	35,270	—	35,270	—	35,270
Subordinated notes	12,000	—	12,000	—	12,000
Junior subordinated debentures	4,124	—	4,124	—	4,124

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

NOTE 12 – STOCK BASED COMPENSATION

The Company has made restricted share grants pursuant to the Bank First Corporation 2011 Equity Plan and the Bank First Corporation 2020 Equity Plan, which replaced the 2011 Plan. The purpose of the Plan is to provide financial incentives for selected employees and for the non-employee Directors of the Company, thereby promoting the long-term growth and financial success of the Company. The number of shares of Company stock that may be issued pursuant to awards under the 2020 Plan shall not exceed, in the aggregate, 700,000. As of June 30, 2024, 100,954 shares of Company stock have been awarded under the 2020 Plan. Compensation expense for restricted stock is based on the fair value of the awards of Bank First Corporation common stock at the time of grant. The value of restricted stock grants that are expected to vest is amortized into expense over the vesting periods. For the three months ended June 30, 2024 and 2023, compensation expense of $0.5 million and $0.6 million, respectively, was recognized related to restricted stock awards. For the six months ended June 30, 2024 and 2023, compensation expense of $1.1 million and $1.0 million, respectively, was recognized related to restricted stock awards.

As of June 30, 2024, there was $3.0 million of unrecognized compensation cost related to non-vested restricted stock awards granted under the plan. That cost is expected to be recognized over a weighted average period of 1.66 years. The aggregate grant date fair value of restricted stock awards that vested during the six months ended June 30, 2024, was approximately $2.1 million.

	For the period ended		For the period ended
	June 30, 2024		June 30, 2023
		Weighted-		Weighted-
		Average Grant-		Average Grant-
	Shares	Date Fair Value	Shares	Date Fair Value
Restricted Stock
Outstanding at beginning of period	58,196	$72.28	59,272	$65.85
Granted	24,581	85.85	25,375	80.17
Vested	(30,143)	71.14	(25,762)	62.05
Forfeited or cancelled	—	—	(820)	65.09
Outstanding at end of period	52,634	$79.27	58,065	$71.41

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2023, included in our Annual Report and with our unaudited condensed accompanying notes set forth in this Quarterly Report on Form 10-Q for the quarterly period June 30, 2024.

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

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

The following tables present certain selected historical consolidated financial data as of the dates or for the period indicated:

	At or for the Three Months Ended					At or for the Six Months Ended
(In thousands, except per share data)	6/30/2024	3/31/2024	12/31/2023	9/30/2023	6/30/2023	6/30/2024	6/30/2023

Results of Operations:
Interest income	$49,347	$49,272	$48,663	$46,989	$45,929	$98,619	$86,831
Interest expense	16,340	15,923	15,747	12,931	11,657	32,263	20,325
Net interest income	33,007	33,349	32,916	34,058	34,272	66,356	66,506
Provision for credit losses	—	200	500	—	—	200	4,182
Net interest income after provision for credit losses	33,007	33,149	32,416	34,058	34,272	66,156	62,324
Noninterest income	5,877	4,397	42,458	5,254	4,554	10,274	10,403
Noninterest expense	19,057	20,324	28,862	19,647	19,946	39,381	39,610
Income before income tax expense	19,827	17,222	46,012	19,665	18,880	37,049	33,117
Income tax expense	3,768	1,810	11,114	4,861	4,748	5,578	8,305
Net income	$16,059	$15,412	$34,898	$14,804	$14,132	$31,471	$24,812

Earnings per common share - basic	$1.59	$1.51	$3.39	$1.43	$1.37	$3.10	$2.46
Earnings per common share - diluted	1.59	1.51	3.39	1.43	1.37	3.10	2.46

Common Shares:
Basic weighted average	10,025,977	10,177,932	10,308,275	10,330,779	10,331,725	10,101,491	10,024,559
Diluted weighted average	10,039,862	10,201,373	10,338,715	10,353,621	10,346,575	10,122,564	10,047,287
Outstanding	10,031,350	10,129,190	10,365,131	10,379,071	10,389,240	10,031,350	10,389,240

Noninterest income / noninterest expense:
Service charges	$2,101	$1,634	$1,847	$1,821	$1,766	$3,735	$3,365
Income from Ansay	1,379	979	110	791	950	2,358	2,021
Income from UFS	—	—	(179)	784	770	—	1,660
Loan servicing income	735	726	741	734	749	1,461	1,385
Valuation adjustment on mortgage servicing rights	339	(312)	(65)	229	(548)	27	231
Net gain on sales of mortgage loans	277	219	273	248	236	496	376
Gain on sale of UFS	—	—	38,904	—	—	—	—
Other noninterest income	1,046	1,151	827	647	631	2,197	1,365
Total noninterest income	$5,877	$4,397	$42,458	$5,254	$4,554	$10,274	$10,403

Personnel expense	$10,004	$10,893	$10,357	$10,216	$9,870	$20,897	$19,782
Occupancy, equipment and office	1,330	1,584	1,307	1,455	1,317	2,914	2,908
Data processing	2,114	2,389	1,900	2,153	2,094	4,503	3,958
Postage, stationery and supplies	205	238	236	244	224	443	604
Net gain (loss) on sales and valuations of other real estate owned	(461)	(47)	1,591	53	489	(508)	489
Net loss on sales of securities	—	34	7,826	—	—	34	75
Advertising	79	95	99	60	85	174	166
Charitable contributions	234	176	264	229	228	410	451
Outside service fees	1,889	1,293	1,363	1,438	1,347	3,182	3,549
Amortization of intangibles	1,475	1,500	1,604	1,626	1,672	2,975	3,094
Other noninterest expense	2,188	2,169	2,315	2,173	2,620	4,357	4,534
Total noninterest expense	$19,057	$20,324	$28,862	$19,647	$19,946	$39,381	$39,610

Period-end balances:
Cash and cash equivalents	$98,950	$83,374	$247,468	$75,776	$111,326	$98,950	$111,326
Investment securities available-for-sale, at fair value	127,977	138,420	142,197	179,046	191,303	127,977	191,303
Investment securities held-to-maturity, at cost	110,648	111,732	103,324	77,154	77,708	110,648	77,708
Loans	3,428,635	3,383,395	3,342,974	3,355,549	3,314,481	3,428,635	3,314,481
Allowance for credit losses - loans	(45,118)	(44,378)	(43,609)	(43,404)	(43,409)	(45,118)	(43,409)
Premises and equipment	68,633	69,621	69,891	70,994	66,958	68,633	66,958
Goodwill and other intangibles, net	199,127	200,602	202,102	203,705	205,329	199,127	205,329
Mortgage Servicing Rights	13,694	13,356	13,668	13,733	13,504	13,694	13,504
Other Assets	143,274	143,802	143,827	154,966	154,871	143,274	154,871
Total assets	4,145,820	4,099,924	4,221,842	4,087,519	4,092,071	4,145,820	4,092,071

Deposits	3,399,941	3,416,039	3,432,920	3,398,293	3,405,736	3,399,941	3,405,736
Securities sold under repurchase agreements	—	—	75,747	17,191	23,802	—	23,802
Borrowings	102,321	47,295	51,394	70,319	70,269	102,321	70,269
Other liabilities	28,979	27,260	41,983	24,387	21,392	28,979	21,392
Total liabilities	3,531,241	3,490,594	3,602,044	3,510,190	3,521,199	3,531,241	3,521,199

Stockholders’ equity	614,579	609,330	619,798	577,329	570,872	614,579	570,872

Book value per common share	61.27	60.16	59.80	55.62	54.95	61.27	54.95
Tangible book value per common share (1)	41.42	40.35	40.30	36.00	35.18	41.42	35.18

Average balances:
Loans	$3,399,906	$3,355,142	$3,330,511	$3,324,729	$3,312,353	$3,377,526	$3,224,384
Interest-earning assets	3,696,099	3,741,498	3,738,589	3,671,620	3,683,143	3,718,801	3,604,344
Total assets	4,094,542	4,144,896	4,147,859	4,092,565	4,100,549	4,119,719	4,001,680
Deposits	3,401,828	3,446,145	3,406,028	3,404,708	3,394,667	3,423,985	3,326,997
Interest-bearing liabilities	2,466,726	2,512,304	2,426,870	2,411,062	2,437,034	2,489,514	2,386,276
Goodwill and other intangibles, net	199,959	201,408	202,933	204,556	206,209	200,684	183,310
Stockholders’ equity	610,818	613,190	613,244	576,315	567,531	612,004	544,002

Financial ratios (2):
Return on average assets	1.58%	1.50%	3.34%	1.44%	1.38%	1.54%	1.25%
Return on average common equity	10.57%	10.11%	22.58%	10.19%	9.99%	10.34%	9.20%
Average equity to average assets	14.92%	14.79%	14.78%	14.08%	13.84%	14.86%	13.59%
Stockholders’ equity to assets	14.82%	14.86%	14.68%	14.12%	13.95%	14.82%	13.95%
Tangible equity to tangible assets (1)	10.53%	10.48%	10.39%	9.62%	9.40%	10.53%	9.40%
Loan yield	5.51%	5.41%	5.33%	5.23%	5.20%	5.46%	5.08%
Earning asset yield	5.40%	5.33%	5.20%	5.11%	5.04%	5.37%	4.89%
Cost of funds	2.66%	2.55%	2.57%	2.13%	1.92%	2.61%	1.72%
Net interest margin, taxable equivalent	3.63%	3.62%	3.53%	3.71%	3.77%	3.62%	3.76%
Net loan charge-offs to average loans	(0.05)%	(0.07)%	—%	—%	(0.01)%	(0.05)%	(0.01)%
Nonperforming loans to total loans	0.31%	0.29%	0.20%	0.10%	0.15%	0.31%	0.15%
Nonperforming assets to total assets	0.27%	0.31%	0.21%	0.13%	0.18%	0.27%	0.18%
Allowance for credit losses - loans to total loans	1.32%	1.31%	1.30%	1.29%	1.31%	1.32%	1.31%
(1)	These measures are not measures prepared in accordance with GAAP, and are therefore considered to be non-GAAP financial measures. See “GAAP reconciliation and management explanation of non-GAAP financial measures” for a reconciliation of these measures to their most comparable GAAP measures.
(2)	Income statement-related ratios for partial year periods are annualized.

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

	At or for the Three Months Ended					At or for the Six Months Ended
(In thousands, except per share data)	6/30/2024	3/31/2024	12/31/2023	9/30/2023	6/30/2023	6/30/2024	6/30/2023
Tangible Assets
Total assets	$4,145,820	$4,099,924	$4,221,842	$4,087,519	$4,092,071	$4,145,820	$4,092,071
Adjustments:
Goodwill	(175,106)	(175,106)	(175,106)	(175,106)	(175,104)	(175,106)	(175,104)
Core deposit intangible, net of amortization	(24,021)	(25,496)	(26,996)	(28,599)	(30,225)	(24,021)	(30,225)
Tangible assets	$3,946,693	$3,899,322	$4,019,740	$3,883,814	$3,886,742	$3,946,693	$3,886,742

Tangible Common Equity
Total stockholders’ equity	$614,579	$609,330	$619,798	$577,329	$570,872	$614,579	$570,872
Adjustments:
Goodwill	(175,106)	(175,106)	(175,106)	(175,106)	(175,104)	(175,106)	(175,104)
Core deposit intangible, net of amortization	(24,021)	(25,496)	(26,996)	(28,599)	(30,225)	(24,021)	(30,225)
Tangible common equity	$415,452	$408,728	$417,696	$373,624	$365,543	$415,452	$365,543

Book value per common share	$61.27	$60.16	$59.80	$55.62	$54.95	$61.27	$54.95
Tangible book value per common share	41.42	40.35	40.30	36.00	35.18	41.42	35.18

Total stockholders’ equity to total assets	14.82%	14.86%	14.68%	14.12%	13.95%	14.82%	13.95%
Tangible common equity to tangible assets	10.53%	10.48%	10.39%	9.62%	9.40%	10.53%	9.40%

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 2024 and June 30, 2023

General. Net income increased $1.9 million to $16.1 million for three months ended June 30, 2024, compared to $14.1 million for the same period in 2023. This increase was partially due to positive valuation adjustments on the Bank’s MSRs during the second quarter of 2024 compared to negative adjustments during the second quarter of 2023. Also, gains on the sale and valuations of OREO during the second quarter of 2024 compared favorably to losses on these sales and valuations during the second quarter of 2023.

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

Net interest and dividend income decreased by $1.3 million to $33.0 million for the three months ended June 30, 2024 compared to $34.3 million for three months ended June 30, 2023. The decrease in net interest income was primarily due to increased cost of funding liabilities. The momentum of these increases has begun to slow while average rates on earned on interest-earning assets continued a steady move higher. Total average interest-earning assets were $3.70 billion for the three months ended June 30, 2024, up from $3.68 billion for the same period in 2023. Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes on both volume and mix and pricing decisions, and external factors include changes in market interest rates, competition and the shape of the interest rate yield curve.

Interest Income. Total interest income increased $3.4 million, or 7.4%, to $49.3 million for the three months ended June 30, 2024 compared to $45.9 million for the same period in 2023. The increase in total interest income was primarily due to an increase in the average interest rate earned on interest-earning assets. The average balance of interest-earning assets increased by $13.0 million during the three months ended June 30, 2024 compared to the same period in 2023 and the average interest rate earned on these assets increased by 0.36% in the year-over-year second quarters.

Interest Expense. Interest expense increased $4.7 million, or 40.2%, to $16.3 million for the three months ended June 30, 2024 compared to $11.7 million for the same period in 2023. The increase in interest expense was primarily due to higher crediting interest rates on interest-bearing liabilities.

Interest expense on interest-bearing deposits increased by $5.7 million to $15.8 million for the three months ended June 30, 2024 compared to $10.1 million for the same period in 2023. The average balance and cost of interest-bearing deposits was $2.42 billion and 2.63% for the three months ended June 30, 2024, compared to $2.32 billion and 1.74% for the same period in 2023.

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

We did not record a provision for credit loss during the three months ended June 30, 2024 or 2023. Economic forecasts, primarily US gross domestic product and unemployment projections, were little changed during the second quarter of 2024 resulting in consistent economic and qualitative factors in the Current Expected Credit Losses (“CECL”) methodology. We recorded net recoveries of $0.2 million during the three months ended June 30, 2024 compared to net recoveries of $0.1 million during the three months ended June 30, 2023. Metrics regarding the credit quality of the Bank’s loan portfolio continue to show very little in terms of stress. Also, due to a reduction in unfunded loan commitments and an increase in outstanding loans, the Bank moved $0.5 million from its ACL-Unfunded Commitments to its ACL – Loans during the second quarter of 2024. While this move had no impact on the Bank’s profitability for the quarter, it did increase the allowance for potential loan credit losses to correspond with the increase in overall loan portfolio balances. The ACL - Loans was $45.1 million, or 1.32% of total loans, at June 30, 2024 compared to $43.4 million, or 1.31% of total loans at June 30, 2023.

Noninterest Income. Noninterest income is an important component of our total revenues. A significant portion of our noninterest income has historically been associated with service charges and income from the Bank’s unconsolidated subsidiaries, Ansay and UFS. Other sources of noninterest income include loan servicing fees and gains on sales of mortgage loans.

Noninterest income increased $1.3 million to $5.9 million for the three months ended June 30, 2024 compared to $4.6 million for the same period in 2023. Due to the sale of 100% of the Bank’s member interest in UFS on October 1, 2023, no income from UFS was recorded in the second quarter of 2024, compared to income of $0.8 million during the second quarter of 2023. Service charges increased by 19.0% from the prior-year second quarter primarily due to a recently negotiated vendor incentive program related to the Bank’s credit and debit card payments processing. Positive valuation adjustments to the Bank’s MSRs totaling $0.3 million during the second quarter of 2024 compared favorably to $0.5 million in negative valuation adjustments during the second quarter of 2023.

The major components of our noninterest income are listed below:

	Three Months Ended June 30,
	2024	2023	$ Change	% Change

	(In thousands)
Noninterest Income
Service charges	$2,101	$1,766	$335	19%
Income from Ansay	1,379	950	429	45%
Income from UFS	—	770	(770)	(100)%
Loan servicing income	735	749	(14)	(2)%
Valuation adjustment on MSR	339	(548)	887	NM
Net gain on sales of mortgage loans	277	236	41	17%
Other	1,046	631	415	66%
Total noninterest income	$5,877	$4,554	$1,323	29%

Noninterest Expense. Noninterest expense decreased $0.9 million to $19.1 million for the three months ended June 30, 2024 compared to $19.9 million for the same period in 2023. Salaries, commissions, employee benefits, occupancy and data processing expenses continue to be well managed which resulted in only slight increases year-over-year in the second quarter. Outside service fees increased by $0.5 million, or 40.2%, during the second quarter of 2024 compared to the prior-year second quarter. Included in outside service fees during the most recent quarter was $0.2 million paid to an advisory firm which assisted the Bank in negotiations with a vendor, estimated to result in savings for the Bank of $1.1 million over the next five years. Also included in outside service fees during the most recent quarter was $0.3 million in commissions paid related to sales of former branch buildings which were no longer in use by the Bank. These sales resulted in net gains on sale of OREO totaling $0.5 million during the quarter, comparing favorably to net losses totaling $0.5 million in the second quarter of 2023.

The major components of our noninterest expense are listed below:

	Three Months Ended June 30,
	2024	2023	$ Change	% Change

	(In thousands)
Noninterest Expense
Salaries, commissions, and employee benefits	$10,004	$9,870	$134	1%
Occupancy	1,330	1,317	13	1%
Data processing	2,114	2,094	20	1%
Postage, stationary, and supplies	205	224	(19)	(8)%
Net loss (gain) on sales and valuations of other real estate owned	(461)	489	(950)	NM
Advertising	79	85	(6)	(7)%
Charitable contributions	234	228	6	3%
Outside service fees	1,889	1,347	542	40%
Amortization of intangibles	1,475	1,672	(197)	(12)%
Other	2,188	2,620	(432)	(16)%
Total noninterest expenses	$19,057	$19,946	$(889)	(4)%

Income Tax Expense. We recorded a provision for income taxes of $3.8 million for the three months ended June 30, 2024 compared to a provision of $4.7 million for the same period during 2023, reflecting effective tax rates of 19.0% and 25.1%, respectively. On July 5, 2023, Wisconsin passed its 2023 state budget which included a provision exempting income earned from certain commercial loans of $5.0 million or less from state taxability. As a result of this legislation, income from a significant portion of the Company’s loans will no longer be subject to taxation in its home state. The effective tax rates were further reduced from the statutory federal and state income tax rates during both periods as a result of tax-exempt interest income produced by certain qualifying loans and investments in the Bank’s portfolios.

Results of Operations for the Six months Ended June 30, 2024 and June 30, 2023

General. Net income increased $6.7 million to $31.5 million for six months ended June 30, 2024, compared to $24.8 million for the same period in 2023. This increase was partially due to the added scale of operations resulting from the Hometown acquisition during the first quarter of 2023. The first six months of 2023 was also negatively impacted by $1.5 million in acquisition expenses and a $3.6 million provision for credit losses related to the acquired loans from Hometown. Offsetting these factors was the absence of income from UFS during the first six months of 2024 compared to $1.7 million in income provided by UFS during the first six months of 2023.

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

Net interest and dividend income decreased by $0.1 million to $66.4 million for the six months ended June 30, 2024 compared to $66.5 million for six months ended June 30, 2023. The decrease in net interest income was primarily due to increases in rates paid on interest-bearing liabilities outpacing increasing rates earned on interest-earning assets over the last twelve months. Comparing the first six months of 2024 to the first six months of 2023, rates earned on interest-earning assets increased by 0.48% while rates paid on interest-bearing liabilities increased by 0.89%. Tax equivalent net interest margin decreased 0.14% to 3.62% for the six months ended June 30, 2024, down from 3.76% for the same period in 2023. Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes on both volume and mix and pricing decisions, and external factors include changes in market interest rates, competition and the shape of the interest rate yield curve.

Interest Income. Total interest income increased $11.8 million, or 13.6%, to $98.6 million for the six months ended June 30, 2024 compared to $86.8 million for the same period in 2023. The increase in total interest income was primarily due to the aforementioned increase in rates earned on interest-earning assets over the last twelve months. The average balance of interest-earning assets increased by $114.5 million during the first six months of 2024 compared to the same period in 2023 and the average interest rate earned on these assets increased from 4.89% for the first half of 2023 to 5.37% during the first half of 2024.

Interest Expense. Interest expense increased $11.9 million, or 58.7%, to $32.3 million for the six months ended June 30, 2024 compared to $20.3 million for the same period in 2023. The increase in interest expense was primarily due to elevated crediting rates on interest-bearing liabilities. The average balance of interest-bearing liabilities increased by $103.2 million during the first six months of 2024 compared to the same period in 2023 and the average interest rate paid on these balances was 1.72% for the first half of 2023 compared to 2.61% for the first half of 2024.

Interest expense on interest-bearing deposits totaled $31.2 million and $17.5 million for the six months ended June 30, 2024 and 2023, respectively. The average cost of interest-bearing deposits was 2.57% for the six months ended June 30, 2024, compared to 1.55% for the same period in 2023.

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

We recorded a provision for credit losses of $0.2 million for the six months ended June 30, 2024 compared to $4.2 million for the same period in 2023. The increased provision for the first six months of 2023 was primarily related to loans acquired from Hometown. We recorded net recoveries of $0.8 million for the six months ended June 30, 2024 compared to net recoveries of $0.1 million for the same period in 2023. The ACL was $45.1 million, or 1.32% of total loans, at June 30, 2024 compared to $43.4 million, or 1.31% of total loans at June 30, 2023.

Noninterest Income. Noninterest income is an important component of our total revenues. A significant portion of our noninterest income has historically been associated with service charges and income from the Bank’s unconsolidated subsidiaries, Ansay and UFS. Other sources of noninterest income include loan servicing fees and gains on sales of mortgage loans.

Noninterest income decreased $0.1 million to $10.3 million for the six months ended June 30, 2024 compared to $10.4 million for the same period in 2023. While total noninterest income was little changed in the year-over-year first six months, components of noninterest income did show variability. Service charges and income provided by the Bank’s member interest in Ansay increased $0.4 million and $0.3 million, respectively, for the first six months of 2024 compared to the same period in 2023. Offsetting these increases, the sale of 100% of the Bank’s member interest in UFS on October 1, 2023, lead to no income from UFS being recorded in the half of 2024, compared to income of $1.7 million during the second quarter of 2023.

The major components of our noninterest income are listed below:

	Six Months Ended June 30,
	2024	2023	$ Change	% Change

	(In thousands)
Noninterest Income
Service Charges	$3,735	$3,365	$370	11%
Income from Ansay	2,358	2,021	337	17%
Income from UFS	—	1,660	(1,660)	(100)%
Loan Servicing income	1,461	1,385	76	5%
Valuation adjustment on MSR	27	231	(204)	(88)%
Net gain on sales of mortgage loans	496	376	120	32%
Other	2,197	1,365	832	61%
Total noninterest income	$10,274	$10,403	$(129)	(1)%

Noninterest Expense. Noninterest expense decreased $0.2 million to $39.4 million for the six months ended June 30, 2024 compared to $39.6 million for the same period in 2023. Data processing expense increased by $0.5 million, or 13.8%, over the first half of 2024 compared to the first half of 2023 due to added scale from the acquisition of Hometown, which occurred during the first half of 2023. Expenses related to this acquisition totaled $1.5 million during the first half of 2023. The lack of a similar acquisition during the first half of 2024 caused decreases in the areas of postage, stationary, supplies and outside service fees expense period-over-period. Finally, gains on sales and valuations of OREO totaling $0.5 million during the first half of 2024 compared favorably to losses of $0.5 million during the first half of 2023.

The major components of our noninterest expense are listed below:

	Six Months Ended June 30,
	2024	2023	$ Change	% Change

	(In thousands)
Noninterest Expense
Salaries, commissions, and employee benefits	$20,897	$19,782	$1,115	6%
Occupancy	2,914	2,908	6	0%
Data processing	4,503	3,958	545	14%
Postage, stationary, and supplies	443	604	(161)	(27)%
Net loss (gain) on sales and valuations of other real estate owned	(508)	489	(997)	NM
Net loss on sales of securities	34	75	(41)	(55)%
Advertising	174	166	8	5%
Charitable contributions	410	451	(41)	(9)%
Outside service fees	3,182	3,549	(367)	(10)%
Amortization of intangibles	2,975	3,094	(119)	(4)%
Other	4,357	4,534	(177)	(4)%
Total noninterest expenses	$39,381	$39,610	$(229)	(1)%

Income Tax Expense. We recorded a provision for income taxes of $5.6 million for the six months ended June 30, 2024 compared to a provision of $8.3 million for the same period during 2023, reflecting effective tax rates of 15.1% and 25.1%, respectively. On July 5, 2023, Wisconsin passed its 2023 state budget which included a provision exempting income earned from certain commercial loans of $5.0 million or less from state taxability. As a result of this legislation, income from a significant portion of the Company’s loans will no longer be subject to taxation in its home state. Final rules relating to qualifying loans under this legislation were not published until the first quarter of 2024. Based on these final rules, the Company was able to further reduce its estimated tax liability from 2023 by $1.3 million, resulting in the lower provision for income taxes and effective tax rate during the first half of 2024. The effective tax rates were reduced from the statutory federal and state income tax rates during both periods as a result of tax-exempt interest income produced by certain qualifying loans and investments in the Bank’s portfolios.

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

The following tables set forth the distribution of our average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the periods indicated:

	Three Months Ended
	June 30, 2024			June 30, 2023
		Interest			Interest
	Average	Income/	Rate Earned/ Paid	Average	Income/	Rate Earned/ Paid
	Balance	Expenses (1)	(1)	Balance	Expenses (1)	(1)

	(dollars in thousands)
ASSETS
Interest-earning assets
Loans (2)
Taxable	$3,293,213	$182,549	5.54%	$3,209,040	$167,425	5.22%
Tax-exempt	106,693	4,895	4.59%	103,313	4,690	4.54%
Securities
Taxable (available for sale)	123,616	4,862	3.93%	181,969	5,332	2.93%
Tax-exempt (available for sale)	32,888	1,139	3.46%	35,496	1,124	3.17%
Taxable (held to maturity)	108,037	4,283	3.96%	73,271	2,631	3.59%
Tax-exempt (held to maturity)	3,217	85	2.64%	4,228	110	2.60%
Cash and due from banks	28,435	1,945	6.84%	75,826	4,155	5.48%
Total interest-earning assets	3,696,099	199,758	5.40%	3,683,143	185,467	5.04%
Non interest-earning assets	442,843			460,748
Allowance for credit losses - loans	(44,400)			(43,342)
Total assets	$4,094,542			$4,100,549
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Checking accounts	$400,135	$11,825	2.96%	$294,149	$5,275	1.79%
Savings accounts	814,980	12,218	1.50%	856,852	10,137	1.18%
Money market accounts	595,018	14,193	2.39%	667,577	12,444	1.86%
Certificates of deposit	605,071	25,273	4.18%	497,527	12,463	2.50%
Brokered deposits	748	17	2.27%	4,490	129	2.87%
Total interest-bearing deposits	2,415,952	63,526	2.63%	2,320,595	40,448	1.74%
Other borrowed funds	50,774	2,195	4.32%	116,439	6,309	5.42%
Total interest-bearing liabilities	2,466,726	65,721	2.66%	2,437,034	46,757	1.92%
Non-interest bearing liabilities
Demand deposits	985,876			1,074,072
Other liabilities	31,122			21,912
Total liabilities	3,483,724			3,533,018
Shareholders’ equity	610,818			567,531
Total liabilities & shareholders’ equity	$4,094,542			$4,100,549
Net interest income on a fully taxable equivalent basis		134,037			138,710
Less taxable equivalent adjustment		(1,285)			(1,244)
Net interest income		$132,752			$137,466
Net interest spread (3)			2.74%			3.12%
Net interest margin (4)			3.63%			3.77%
(1).	Annualized on a fully taxable equivalent basis calculated using a federal tax rate of 21% for the three months ended June 30, 2024 and 2023.
(2).	Nonaccrual loans are included in average amounts outstanding.
(3).	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4).	Net interest margin represents net interest income on a fully tax equivalent basis as a percentage of average interest-earning assets.

	Six Months Ended
	June 30, 2024			June 30, 2023
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expenses (1)	Paid (1)	Balance	Expenses (1)	Paid (1)

	(dollars in thousands)
ASSETS
Interest-earning assets
Loans (2)
Taxable	$3,270,089	$179,602	5.49%	$3,122,738	$159,219	5.10%
Tax-exempt	107,437	4,873	4.54%	101,646	4,597	4.52%
Securities
Taxable (available for sale)	142,985	6,143	4.30%	210,753	5,879	2.79%
Tax-exempt (available for sale)	33,409	1,140	3.41%	40,689	1,271	3.12%
Taxable (held to maturity)	107,193	4,266	3.98%	63,789	2,311	3.62%
Tax-exempt (held to maturity)	3,677	96	2.61%	4,704	122	2.59%
Cash and due from banks	54,011	3,484	6.45%	60,025	2,961	4.93%
Total interest-earning assets	3,718,801	199,604	5.37%	3,604,344	176,360	4.89%
Non interest-earning assets	444,965			437,328
Allowance for loan losses	(44,047)			(39,992)
Total assets	$4,119,719			$4,001,680
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Checking accounts	$410,955	$11,669	2.84%	$294,648	$4,831	1.64%
Savings accounts	813,963	12,048	1.48%	839,702	8,670	1.03%
Money market accounts	616,236	14,674	2.38%	666,530	11,020	1.65%
Certificates of deposit	597,593	24,308	4.07%	474,225	10,675	2.25%
Brokered deposits	748	17	2.27%	5,597	163	2.91%
Total interest-bearing deposits	2,439,495	62,716	2.57%	2,280,702	35,359	1.55%
Other borrowed funds	50,019	2,165	4.33%	105,574	5,629	5.33%
Total interest-bearing liabilities	2,489,514	64,881	2.61%	2,386,276	40,988	1.72%
Non-interest bearing liabilities
Demand deposits	984,490			1,046,295
Other liabilities	33,711			25,107
Total liabilities	3,507,715			3,457,678
Shareholders’ equity	612,004			544,002
Total liabilities & shareholders' equity	$4,119,719			$4,001,680
Net interest income on a fully taxable equivalent basis		134,723			135,372
Less taxable equivalent adjustment		(1,283)			(1,257)
Net interest income		$133,440			$134,115
Net interest spread (3)			2.76%			3.18%
Net interest margin (4)			3.62%			3.76%
(1).	Annualized on a fully taxable equivalent basis calculated using a federal tax rate of 21% for the six months ended June 30, 2024 and 2023.
(2).	Nonaccrual loans are included in average amounts outstanding.
(3).	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4).	Net interest margin represents net interest income on a fully tax equivalent basis as a percentage of average interest-earning assets.

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

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	Compared with			Compared with
	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	Increase/(Decrease) Due to Change in			Increase/(Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total

	(dollars in thousands)			(dollars in thousands)
Interest income
Loans
Taxable	$4,473	$10,651	$15,124	$7,733	$12,650	$20,383
Tax-exempt	155	50	205	263	13	276
Securities
Taxable (AFS)	(1,993)	1,523	(470)	(2,271)	2,535	264
Tax-exempt (AFS)	(86)	101	15	(241)	110	(131)
Taxable (HTM)	1,355	297	1,652	1,708	247	1,955
Tax-exempt (HTM)	(27)	2	(25)	(27)	1	(26)
Cash and due from banks	(3,058)	848	(2,210)	(319)	842	523
Total interest income	819	13,472	14,291	6,846	16,398	23,244
Interest expense
Deposits
Checking accounts	$2,341	$4,209	$6,550	$2,396	$4,442	$6,838
Savings accounts	(516)	2,597	2,081	(273)	3,651	3,378
Money market accounts	(1,458)	3,207	1,749	(885)	4,539	3,654
Certificates of deposit	3,134	9,676	12,810	3,323	10,310	13,633
Brokered Deposits	(90)	(22)	(112)	(116)	(30)	(146)
Total interest bearing deposits	3,411	19,667	23,078	4,445	22,912	27,357
Other borrowed funds	(3,029)	(1,085)	(4,114)	(2,551)	(913)	(3,464)
Total interest expense	382	18,582	18,964	1,894	21,999	23,893
Change in net interest income	$437	$(5,110)	$(4,673)	$4,952	$(5,601)	$(649)

CHANGES IN FINANCIAL CONDITION

Total Assets. Total assets decreased $76.0 million, or 1.8%, to $4.15 billion at June 30, 2024, from $4.22 billion at December 31, 2023.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $148.5 million to $99.0 million at June 30, 2024, from $247.5 million at December 31, 2023. This decline was primarily the result of funds being invested in growth in the Bank’s loan portfolio as well as a reduction in deposits and securities sold under repurchase agreements. Securities sold under repurchase agreements reported in prior periods related to one customer who discontinued this arrangement during the first quarter of 2024. These declines were partially offset by increases in notes payable through the first half of 2024.

Investment Securities. The carrying value of total investment securities decreased by $6.9 million to $238.6 million at June 30, 2024, from $245.5 million at December 31, 2023.

Loans. Net loans increased by $84.2 million, totaling $3.38 billion at June 30, 2024 compared to $3.30 billion at December 31, 2023.

Deposits. Deposits decreased $33.0 million, or 1.0%, to $3.40 billion at June 30, 2024 from $3.43 billion at December 31, 2023. The Bank typically sees a seasonal decline in deposits during the first half of the year.

Borrowings. At June 30, 2024, borrowings consisted of advances from the FHLB of Chicago and subordinated debt to other banks and an individual. FHLB borrowings increased $55.1 million, or 156.1%, to $90.3 million at June 30, 2024 from $35.3 million at December 31, 2023. These additional borrowings are intended to provide liquidity to support near-term loan growth. Subordinated debt remained stable at $12.0 million at June 30, 2024 and December 31, 2023. A junior subordinated debenture totaling $4.1 million, which was part of the acquisition of Hometown, was repaid in full during the first quarter of 2024.

Stockholders’ Equity. Total stockholders’ equity decreased $5.2 million, or 0.8%, to $614.6 million at June 30, 2024 from $619.8 million at December 31, 2023. Repurchases of the Company’s common stock totaling $30.2 million and dividends declared totaling $7.1 million offset the positive impact of earnings totaling $31.5 million during the first six months of the year.

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

Our loan portfolio is our most significant earning asset, comprising 82.7% and 79.2% of our total assets as of June 30, 2024 and December 31, 2023, respectively. Our strategy is to grow our loan portfolio by originating quality commercial and consumer loans that comply with our credit policies and that produce revenues consistent with our financial objectives. We believe our loan portfolio is well-balanced, which provides us with the opportunity to grow while monitoring our loan concentrations.

Loans increased $85.7 million, or 2.6%, to $3.43 billion as of June 30, 2024 as compared to $3.34 billion as of December 31, 2023. This increase during the first six months of 2024 was primarily driven by solid demand for new credit from our existing customer relationships. This growth was comprised of an increase of $19.5 million or 4.0% in commercial and industrial loans, an increase of $25.9 million or 2.9% in owner occupied commercial real estate loans, stable non-owner occupied commercial real estate and multi-family loans, an increase of $29.1 million or 14.5% in construction and development loans, an increase of $8.4 million or 1.0% in residential 1-4 family loans and an increase of $2.0 million in consumer and other loans.

The following table presents the balance and associated percentage of each major category in our loan portfolio:

	June 30, 2024		December 31, 2023		June 30, 2023
	Amount	% of Total	Amount	% of Total	Amount	% of Total

	(dollars in thousands)
Commercial & industrial	$507,406	15%	$487,893	15%	$533,657	16%
Commercial real estate
Owner occupied	920,521	27%	894,596	27%	906,944	27%
Non-owner occupied	472,272	14%	472,321	14%	438,664	13%
Multi-family	333,461	10%	332,757	10%	320,065	10%
Construction & development	229,934	7%	200,835	6%	182,770	6%
Residential 1-4 family	897,087	26%	888,639	27%	867,282	26%
Consumer	53,160	1%	50,950	1%	49,454	2%
Other loans	14,794	—%	14,983	—%	15,645	—%
Total Loans	$3,428,635	100%	$3,342,974	100%	$3,314,481	100%

Our directors and officers and their associates are customers of, and have other transactions with, the Bank in the normal course of business. All loans and commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than normal risk of collection or present other unfavorable features. At June 30, 2024 and December 31, 2023, total loans outstanding to such directors and officers and their associates were $75.7 million and $63.9 million, respectively. During the six months ended June 30, 2024, $16.4 million in additions due to director and officer updates, $5.5 million of additions and $10.1 million of repayments were made to these loans. At June 30, 2024 and December 31, 2023, all of the loans to directors and officers were performing according to their original terms.

Loan categories

The principal categories of our loan portfolio are discussed below:

Commercial and Industrial (C&I). Our C&I portfolio totaled $507.4 million and $487.9 million at June 30, 2024 and December 31, 2023, respectively, and represented 15% of our total loans at both of those dates.

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

Commercial Real Estate (CRE). Our CRE loan portfolio totaled $1.73 billion and $1.70 billion at June 30, 2024 and December 31, 2023, respectively, and represented 51% of our total loans at both of those dates. The growth in our CRE loan portfolio through the first six months of 2024 consisted primarily of owner occupied commercial real estate while nonowner occupied commercial real estate and multi-family real estate, typically perceived as containing a higher risk of credit losses, remained stable. Management views owner occupied CRE as an extension of C&I lending as typically the primary repayment source on these loans is operating profits from the underlying business.

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

Construction and Development (C&D). Our C&D loan portfolio totaled $229.9 million and $200.8 million at June 30, 2024 and December 31, 2023, respectively, and represented 7% and 6% of our total loans at June 30, 2024 and December 31, 2023, respectively. It is typical for our C&D loans to increase through the middle of each year as this represents the primary construction season in our operating markets.

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

Residential 1 – 4 Family. Residential 1 – 4 family loans held in portfolio amounted to $897.1 million and $888.6 million at June 30, 2024 and December 31, 2023, respectively, and represented 26% and 27% of our total loans at those dates.

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

We were servicing mortgage loans sold to others without recourse of approximately $1.16 billion at June 30, 2024 and $1.18 billion at December 31, 2023.

Loans sold with the retention of servicing assets result in the capitalization of servicing rights. Loan servicing rights are carried at fair value. The net balance of capitalized servicing rights amounted to $13.7 million at June 30, 2024 and December 31, 2023.

Consumer Loans. Our consumer loan portfolio totaled $53.2 million and $51.0 million at June 30, 2024 and December 31, 2023, respectively, and represented 1% of our total loans at those dates. Consumer loans include secured and unsecured loans, lines of credit and personal installment loans.

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

Other Loans. Our other loans totaled $14.8 million and $15.0 million at June 30, 2024 and December 31, 2023, respectively, and are immaterial to the overall loan portfolio. The other loans category consists primarily of over-drafted depository accounts, loans utilized to purchase or carry securities and loans to nonprofit organizations.

Loan Portfolio Maturities.

The following tables summarize the dollar amount of loans maturing in our portfolio based on their loan type, fixed or variable rate of interest, and contractual terms to maturity at June 30, 2024. The tables do not include any estimate of prepayments, which can significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One Year or	One to Five	Five to Fifteen	Over Fifteen
	Less	Years	Years	Years	Total

	(dollars in thousands)
Commercial & industrial	$132,656	$253,515	$119,427	$1,808	$507,406
Commercial real estate
Owner Occupied	111,119	422,741	311,426	75,235	920,521
Non-owner Occupied	39,198	290,278	134,712	8,084	472,272
Multi-family	11,894	134,654	186,562	351	333,461
Construction & Development	27,455	51,555	87,381	63,543	229,934
Residential 1-4 family	14,847	102,714	224,875	554,651	897,087
Consumer and other	6,514	38,040	18,269	5,131	67,954
Total	$343,683	$1,293,497	$1,082,652	$708,803	$3,428,635
Fixed Rate Loans:
Commercial & industrial	$34,973	$203,230	$73,729	$1,757	$313,689
Commercial real estate
Owner Occupied	54,765	339,721	120,292	20,750	535,528
Non-owner Occupied	37,300	255,010	38,366	—	330,676
Multi-family	9,185	128,200	133,896	—	271,281
Construction & Development	15,727	46,616	51,379	36,005	149,727
Residential 1-4 family	8,886	81,191	177,834	279,716	547,627
Consumer and other	6,319	36,923	17,143	5,131	65,516
Total	$167,155	$1,090,891	$612,639	$343,359	$2,214,044
Floating Rate Loans:
Commercial & industrial	$97,683	$50,285	$45,698	$51	$193,717
Commercial real estate
Owner Occupied	56,354	83,020	191,134	54,485	384,993
Non-owner Occupied	1,898	35,268	96,346	8,084	141,596
Multi-family	2,709	6,454	52,666	351	62,180
Construction & Development	11,728	4,939	36,002	27,538	80,207
Residential 1-4 family	5,961	21,523	47,041	274,935	349,460
Consumer and other	195	1,117	1,126	—	2,438
Total	$176,528	$202,606	$470,013	$365,444	$1,214,591

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

Our nonperforming assets consist of nonperforming loans and foreclosed real estate. Nonperforming loans are those on which the accrual of interest has stopped, as well as loans that are contractually 90 days past due on which interest continues to accrue. The composition of our nonperforming assets is as follows:

	As of June 30,	As of December 31,	As of June 30,
	2024	2023	2023

	(dollars in thousands)
Nonperforming loans
Nonaccrual loans
Commercial & industrial	$4,301	$1,344	$785
Commercial real estate
Owner Occupied	2,754	3,877	3,334
Non-owner Occupied	—	—	—
Multi-family	—	—	—
Construction & Development	—	—	—
Residential 1-4 family	218	429	467
Consumer and other	10	12	14
Total nonaccrual loans	7,283	5,662	4,600
Loans past due > 90 days, but still accruing
Commercial & industrial	15	106	175
Commercial real estate
Owner Occupied	2,477	252	—
Non-owner Occupied	—	—	—
Multi-family	—	—	—
Construction & Development	—	—	—
Residential 1-4 family	874	507	422
Consumer and other	19	28	4
Total loans past due > 90 days, but still accruing	3,385	893	601
Total nonperforming loans	$10,668	$6,555	$5,201
OREO
Commercial real estate owned	$—	$—	$—
Residential real estate owned	—	—	—
Acquired bank property real estate owned	712	2,573	2,239
Total OREO	$712	$2,573	$2,239
Total nonperforming assets ("NPAs")	$11,380	$9,128	$7,440
Accruing modified loans to borrowers experiencing financial difficulty	$19	$21	$21
Ratios
Nonaccrual loans to total loans	0.21%	0.17%	0.14%
NPAs to total loans plus OREO	0.33%	0.27%	0.22%
NPAs to total assets	0.27%	0.21%	0.18%
ACL - Loans to nonaccrual loans	619%	770%	944%
ACL - Loans to total loans	1.32%	1.30%	1.31%

Nonaccrual Loans

Loans are typically placed on nonaccrual status when any payment of principal and/or interest is 90 days or more past due, unless the collateral is sufficient to cover both principal and interest and the loan is in the process of collection. Loans are also placed on nonaccrual status when management believes, after considering economic and business conditions, that the principal or interest will not be collectible in the normal course of business. We monitor closely the performance of our loan portfolio. In addition to the monitoring and review of loan performance internally, we have also contracted with an independent organization to review our commercial and retail loan portfolios. The status of delinquent loans, as well as situations identified as potential problems, is reviewed on a regular basis by senior management. The increase in nonaccrual loans during the first six months of 2024 primarily related to one customer relationship, acquired as part of the Hometown acquisition, that was moved from accrual status during the first quarter.

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

At June 30, 2024, the ACL - Loans was $45.1 million (representing 1.32% of period end loans). The ACL – Loans has remained consistent over recent quarters as economic conditions and the Company’s overall asset quality remain strong. The Company recorded net recoveries totaling $0.8 million during the first half of 2024.

The following table summarizes the changes in our ACL - Loans for the periods indicated:

	Six months ended	Year ended	Six months ended
	June 30,	December 31,	June 30,
	2024	2023	2023

	(dollars in thousands)
Balance of ACL - Loans at the beginning of period	$43,609	$22,680	$22,680
Adoption of CECL	—	10,972	10,972
ACL - Loans on PCD loans acquired	—	5,534	5,534
Net loans charged-off (recovered):
Commercial & industrial	15	(22)	(3)
Commercial real estate - owner occupied	(860)	(70)	(70)
Commercial real estate - non-owner occupied	—	—	—
Commercial real estate - multi-family	—	—	—
Construction & Development	—	—	—
Residential 1-4 family	(5)	(106)	(102)
Consumer	4	—	(3)
Other Loans	37	67	47
Total net loans recovered	(809)	(131)	(131)
Provision charged to operating expense	200	4,292	4,092
Transfer from ACL - Unfunded Commitments	500	—	—
Balance of ACL - Loans at end of period	$45,118	$43,609	$43,409
Ratio of net charge-offs (recoveries) to average loans by loan composition
Commercial & industrial	0.00%	0.00%	0.00%
Commercial real estate - owner occupied	(0.10)%	(0.01)%	0.00%
Commercial real estate - non-owner occupied	—%	—%	—%
Commercial real estate - multi-family	—%	—%	—%
Construction & Development	—%	—%	—%
Residential 1-4 family	(0.00)%	(0.01)%	(0.01)%
Consumer	0.01%	—%	(0.01)%
Other Loans	0.25%	0.36%	0.03%
Total net charge-offs (recoveries) to average loans	(0.02)%	—%	(0.01)%

The following table summarizes an allocation of the ACL - Loans and the related percentage of loans outstanding in each category for the periods below.

	June 30,		December 31,		June 30,
	2024		2023		2023
		% of		% of		% of
(in thousands, except %)	Amount	Loans	Amount	Loans	Amount	Loans
Loan Type:
Commercial & industrial	$5,755	15%	$5,965	15%	$7,150	16%
Commercial real estate - owner occupied	13,338	27%	12,285	27%	12,851	27%
Commercial real estate - non-owner occupied	5,639	14%	5,700	14%	4,734	13%
Commercial real estate - multi-family	4,670	10%	4,754	10%	3,665	10%
Construction & development	4,169	7%	3,597	6%	3,238	6%
Residential 1-4 family	10,809	26%	10,620	27%	10,645	26%
Consumer	610	1%	615	1%	1,013	2%
Other loans	128	—%	73	—%	113	—%
Total allowance	$45,118	100%	$43,609	100%	$43,409	100%

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

Deposits. Our current deposit products include non-interest bearing and interest-bearing checking accounts, savings accounts, money market accounts, and certificate of deposits. As of June 30, 2024, deposit liabilities accounted for approximately 82.0% of our total liabilities and equity. We accept deposits primarily from customers in the communities in which our branches and offices are located, as well as from small businesses and other customers throughout our lending area. We rely on our competitive pricing and products, quality customer service, and convenient locations and hours to attract and retain deposits. Deposit rates and terms are based primarily on current business strategies, market interest rates, liquidity requirements and our deposit growth goals.

Total deposits were $3.40 billion and $3.43 billion as of June 30, 2024 and December 31, 2023, respectively. Noninterest-bearing deposits at June 30, 2024 and December 31, 2023, were $975.8 million and $1.05 billion, respectively, while interest-bearing deposits were $2.42 billion and $2.38 billion at June 30, 2024 and December 31, 2023, respectively. Like most in the banking industry, the Bank has seen a shift in its deposit portfolio from noninterest-bearing deposits to interest-bearing deposits as prevailing interest rates have increased over the last several quarters.

At June 30, 2024, we had a total of $612.5 million in certificates of deposit, including $0.7 million of brokered deposits. Based on historical experience and our current pricing strategy, we believe we will retain a majority of these accounts upon maturity, although our long-term strategy is to minimize reliance on certificates of deposits by increasing relationship deposits in lower earning savings and demand deposit accounts.

The following tables set forth the average balances of our deposits for the periods indicated:

	Six months ended		Year ended		Six months ended
	June 30, 2024		December 31, 2023		June 30, 2023
	Amount	Percent	Amount	Percent	Amount	Percent

	(dollars in thousands)

Noninterest-bearing demand deposits	$984,490	28.8%	$1,078,468	31.9%	$1,046,295	31.7%
Interest-bearing checking deposits	410,955	12.0%	293,568	8.7%	294,648	8.8%
Savings deposits	813,963	23.8%	833,360	24.6%	839,702	25.1%
Money market accounts	616,236	18.0%	665,988	19.7%	666,530	20.0%
Certificates of deposit	597,593	17.5%	509,273	15.0%	474,225	14.2%
Brokered deposits	748	0.0%	3,184	0.1%	5,597	0.2%
Total	$3,423,985	100%	$3,383,841	100%	$3,326,997	100%

The following table provides information on maturities of certificates of deposits which exceed FDIC insurance limits of $250,000 as of June 30, 2024:

	Time Deposits over FDIC	Portion of Time Deposits in
	Insurance Limits	Excess of FDIC Insurance Limits

	(dollars in thousands)
3 months or less remaining	$64,650	$36,400
Over 3 to 6 months remaining	57,987	25,487
Over 6 to 12 months remaining	19,808	7,308
Over 12 months or more remaining	8,645	2,395
Total	$151,090	$71,590

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

The following table summarizes securities sold under repurchase agreements, and the weighted average interest rates paid:

	Six months ended	Year ended	Six months ended
(dollars in thousands)	June 30, 2024	December 31, 2023	June 30, 2023
Average daily amount of securities sold under repurchase agreements during the period	$832	$36,833	$48,318
Weighted average interest rate on average daily securities sold under repurchase agreements	5.33%	4.92%	4.72%
Maximum outstanding securities sold under repurchase agreements at any month-end	$—	$75,747	$60,306
Securities sold under repurchase agreements at period end	$—	$75,747	$23,802
Weighted average interest rate on securities sold under repurchase agreements at period end	NA	5.31%	5.09%

Borrowings

The Company’s borrowings have historically consisted primarily of FHLB of Chicago advances collateralized by a blanket pledge agreement on the Company’s FHLB capital stock and retail and commercial loans held in the Company’s portfolio. There were $90.3 million and $35.3 million of advances outstanding from the FHLB at June 30, 2024 and December 31, 2023, respectively.

The total loans pledged as collateral were $1.47 billion and $1.49 billion at June 30, 2024 and December 31, 2023. There were no outstanding letters of credit from the FHLB at June 30, 2024 or December 31, 2023.

The following table summarizes borrowings from the FHLB, and the weighted average interest rates paid:

	Six months ended	Year ended	Six months ended
(dollars in thousands)	June 30, 2024	December 31, 2023	June 30, 2023
Average daily amount of borrowings outstanding during the period	$37,035	$30,697	$25,598
Weighted average interest rate on average daily borrowing	4.01%	3.92%	3.92%
Maximum outstanding borrowings at any month-end	$90,321	$36,577	$36,577
Borrowing outstanding at period end	$90,321	$35,270	$35,825
Weighted average interest rate on borrowing at period end	4.38%	3.59%	3.58%

Lines of credit and other borrowings.

During July 2020, the Company entered into subordinated note agreements with two separate commercial banks. As of June 30, 2024 and December 31, 2023, outstanding balances under these agreements totaled $6.0 million. These notes were issued with 10-year maturities, will carry interest at a fixed rate of 5.0% through June 30, 2025, and at a variable rate thereafter, payable quarterly. These notes are callable on or after January 1, 2026 and qualify for Tier 2 capital for regulatory purposes.

During August 2022, the Company entered into subordinated note agreements with an individual. As of June 30, 2024 and December 31, 2023, outstanding balances under these agreements totaled $6.0 million. These notes were issued with 10-year maturities, will carry interest at a fixed rate of 5.25% through August 6, 2027, and at a variable rate thereafter, payable quarterly. These notes are callable on or after August 6, 2027 and qualify for Tier 2 capital for regulatory purposes.

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

Securities available for sale consist of U.S. government sponsored agencies, obligations of states and political subdivision, mortgage-backed securities, and corporate notes. Securities classified as available for sale, which management has the intent and ability to hold for an indefinite period of time, but not necessarily to maturity, are carried at fair value, with unrealized gains and losses, net of related deferred income taxes, included in stockholders’ equity as a separate component of other comprehensive income. The fair value of securities available for sale totaled $128.0 million and included minimal gross unrealized gains and gross unrealized losses of $12.9 million at June 30, 2024. At December 31, 2023, the fair value of securities available for sale totaled $142.2 million and included gross unrealized gains of $0.1 million and gross unrealized losses of $12.2 million.

Securities classified as held to maturity consist of U.S. treasury securities and obligations of states and political subdivisions. These securities, which management has the intent and ability to hold to maturity, are reported at amortized cost. Securities held to maturity totaled $110.6 million at June 30, 2024 and $103.3 million at December 31, 2023.

The Company had recognized minimal net losses on sales of securities during the six months ended June 30, 2024. The Company had recognized net losses on sales of securities of $0.1 million during the six months ended June 30, 2023.

The following tables set forth the composition and maturities of investment securities as of June 30, 2024 and December 31, 2023. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

			After One, But		After Five, But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
At June 30, 2024	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)

	(dollars in thousands)
Available for sale securities
Obligations of U.S. Government sponsored agencies	$2,474	5.0%	$—	—%	$15,710	2.2%	$11,886	2.2%	$30,070	2.5%
Obligations of states and political subdivisions	341	4.9%	11,425	4.1%	14,605	3.5%	36,636	2.7%	63,007	3.1%
Mortgage-backed securities	—	4.5%	11,307	3.4%	7,895	4.3%	12,901	3.7%	32,103	3.7%
Corporate notes	—	—%	5,000	9.3%	9,113	3.5%	1,552	7.3%	15,665	5.7%
Total available for sale securities	$2,815	5.0%	$27,732	4.8%	$47,323	3.2%	$62,975	2.9%	$140,845	3.4%
Held to maturity securities
U.S. Treasury securities	$20,761	3.6%	$50,676	3.7%	$36,015	4.4%	$—	—	$107,452	3.9%
Obligations of states and political subdivisions	801	2.3%	2,395	2.7%	—	—%	—	—%	3,196	2.6%
Total held to maturity securities	$21,562	3.6%	$53,071	3.6%	$36,015	4.4%	$—	—%	$110,648	3.9%
Total	$24,377	3.7%	$80,803	4.0%	$83,338	3.7%	$62,975	2.9%	$251,493	3.6%

			After One, But		After Five, But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
At December 31, 2023	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)

	(dollars in thousands)
Available for sale securities
Obligations of U.S. Government sponsored agencies	$980	5.1%	$1,464	5.0%	$16,202	2.2%	$12,807	2.2%	$31,453	2.5%
Obligations of states and political subdivisions	—	—%	9,828	4.1%	14,542	3.5%	39,559	2.8%	63,929	3.1%
Mortgage-backed securities	3,579	2.6%	8,649	3.3%	11,788	4.1%	13,773	3.7%	37,789	3.6%
Corporate notes	4,995	3.3%	5,000	6.5%	9,119	3.4%	1,543	6.5%	20,657	4.4%
Certificates of deposit	490	1.3%	—	—%	—	—%	—	—%	490	1.3%
Total available for sale securities	$10,044	3.1%	$24,941	4.4%	$51,651	3.2%	$67,682	2.9%	$154,318	3.3%
Held to maturity securities
U.S. Treasury securities	$16,816	3.4%	$60,714	3.6%	$21,643	4.7%	$—	—%	99,173	3.8%
Obligations of states and political subdivisions	956	2.7%	2,324	2.5%	871	3.0%	—	—%	4,151	2.6%
Total held to maturity securities	$17,772	3.4%	$63,038	3.6%	$22,514	4.6%	$—	—%	$103,324	3.8%
Total	$27,816	3.3%	$87,979	3.8%	$74,165	3.7%	$67,682	2.9%	$257,642	3.5%
(1)	Weighted Average Yield is shown on a fully taxable equivalent basis using a federal tax rate of 21%.

As of June 30, 2024 and December 31, 2023, no allowance for credit losses on securities AFS was recognized. The Company does not consider its securities AFS with unrealized losses to be attributable to credit-related factors, as the unrealized losses in each category have occurred as a result of changes in noncredit-related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. Furthermore, as of June 30, 2024, the Company did not have the intent to sell any of these securities AFS and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost.

The Company does not believe there are any expected credit losses in its HTM securities portfolio at June 30, 2024 or December 31, 2023. All U.S. Treasury securities have the full faith and credit backing of the United States government and the amount of obligations of states and political subdivisions in an unrealized loss position is immaterial to the financial statements.

As of June 30, 2024, 211 debt securities had gross unrealized losses, with an aggregate depreciation of 5.5% from our amortized cost basis. The largest unrealized loss percentage of any single security was 22.6% (or $0.5 million) of its amortized cost. The largest unrealized dollar loss of any security was $0.9 million (or 15.2%).

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

Our liquidity is maintained through our investment portfolio, deposits, borrowings from the FHLB, and lines available from correspondent banks. Our highest priority is placed on growing noninterest bearing deposits through strong community involvement in the markets that we serve. Borrowings and brokered deposits are considered short-term supplements to our overall liquidity but are not intended to be relied upon for long-term needs. The Company currently has $1.73 billion in availability between borrowings and brokered deposits for future funding if liquidity needs were to develop. We believe that our present position is adequate to meet our current and future liquidity needs, and management knows of no trend or event that will have a material impact on the Company’s ability to maintain liquidity at satisfactory levels.

Capital Adequacy. Total stockholders’ equity was $614.6 million at June 30, 2024 compared to $619.8 million at December 31, 2023.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, requires the federal bank regulatory agencies to take “prompt corrective action” regarding depository institutions that do not meet minimum capital requirements. FDICIA establishes five regulatory capital tiers: “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized”. A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. The FDICIA imposes progressively more restrictive restraints on operations, management and capital distributions, depending on the category in which an institution is classified. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions may not accept brokered deposits absent a waiver from the FDIC, are subject to growth limitations and are required to submit capital restoration plans for regulatory approval. A depository institution’s holding company must guarantee any required capital restoration plan, up to an amount equal to the lesser of 5 percent of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. Federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. All of the federal bank regulatory agencies have adopted regulations establishing relevant capital measures and relevant capital levels for federally insured depository institutions. The Bank was well capitalized at June 30, 2024, and brokered deposits are not restricted.

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

Federal banking regulators have issued risk-based capital guidelines, which assign risk factors to asset categories and off-balance-sheet items. The following table reflects capital ratios computed utilizing the implemented Basel III regulatory capital framework discussed above:

					Minimum Capital Required		Minimum To Be Well-
			Minimum Capital		for Capital Adequacy Plus		Capitalized Under prompt
			Required for Capital		Capital Conservation Buffer		corrective Action
	Actual		Adequacy		Basel III Phase-In Schedule		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
At June 30, 2024
Bank First Corporation:
Total capital (to risk-weighted assets)	$482,349	13.7%	$282,548	8.0%	$370,844	10.5%	N/A	N/A
Tier I capital (to risk-weighted assets)	429,847	12.2%	211,911	6.0%	300,207	8.5%	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	429,847	12.2%	158,933	4.5%	247,229	7.0%	N/A	N/A
Tier I capital (to average assets)	429,847	11.0%	156,549	4.0%	156,549	4.0%	N/A	N/A
Bank First, N.A:
Total capital (to risk-weighted assets)	$434,726	12.3%	$282,387	8.0%	$370,633	10.5%	$352,984	10.0%
Tier I capital (to risk-weighted assets)	394,224	11.2%	211,790	6.0%	300,036	8.5%	282,387	8.0%
Common equity tier I capital (to risk-weighted assets)	394,224	11.2%	158,843	4.5%	247,089	7.0%	229,440	6.5%
Tier I capital (to average assets)	394,224	10.1%	156,540	4.0%	156,540	4.0%	195,675	5.0%
At December 31, 2023
Bank First Corporation:
Total capital (to risk-weighted assets)	$484,398	14.0%	$276,904	8.0%	$363,437	10.5%	N/A	N/A
Tier I capital (to risk-weighted assets)	437,979	12.7%	207,678	6.0%	294,211	8.5%	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	433,979	12.5%	155,759	4.5%	242,291	7.0%	N/A	N/A
Tier I capital (to average assets)	437,979	11.1%	158,581	4.0%	158,581	4.0%	N/A	N/A
Bank First, N.A:
Total capital (to risk-weighted assets)	$446,634	12.9%	$276,726	8.0%	$363,202	10.5%	$345,907	10.0%
Tier I capital (to risk-weighted assets)	412,215	11.9%	207,544	6.0%	294,021	8.5%	276,726	8.0%
Common equity tier I capital (to risk-weighted assets)	412,215	11.9%	155,658	4.5%	242,135	7.0%	224,840	6.5%
Tier I capital (to average assets)	412,215	10.4%	158,585	4.0%	158,585	4.0%	198,231	5.0%

As previously mentioned, the Company carried $12.0 million of subordinated debt as of June 30, 2024 and December 31, 2023, which qualifies as Tier II capital, and $4.0 million of junior subordinated debt as of December 31, 2023, which qualified as Tier I capital. These amounts are included in total capital for the Company in the tables above.

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

Loan commitments and standby and direct pay letters of credit do not necessarily represent our future cash requirements because while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. Our off-balance sheet arrangements at the dates indicated were as follows:

	Amounts of Commitments Expiring - By Period as of June 30, 2024
		Less Than One	One to Three	Three to Five
Other Commitments	Total	Year	Years	Years	After Five Years

	(dollars in thousands)
Unused lines of credit	$764,099	$386,740	$118,688	$45,027	$213,644
Standby and direct pay letters of credit	11,265	9,042	1,434	607	182
Credit card arrangements	22,273	—	—	—	22,273
Total commitments	$797,637	$395,782	$120,122	$45,634	$236,099

	Amounts of Commitments Expiring - By Period as of December 31, 2023
		Less Than	One to	Three to	After Five
Other Commitments	Total	One Year	Three Years	Five Years	Years

	(dollars in thousands)
Unused lines of credit	$799,398	$369,800	$129,181	$66,070	$234,347
Standby and direct pay letters of credit	9,785	7,615	1,407	580	183
Credit card arrangements	21,213	—	—	—	21,213
Total commitments	$830,396	$377,415	$130,588	$66,650	$255,743

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

As of June 30, 2024:

Change in Interest Rates	Percentage Change in
(in Basis Points)	Net Interest Income
+400	(9.0)%
+300	(6.3)%
+200	(4.2)%
+100	(1.9)%
-100	(1.4)%

As of December 31, 2023:

Change in Interest Rates	Percentage Change in
(in Basis Points)	Net Interest Income
+400	0.1%
+300	0.1%
+200	0.1%
+100	0.2%
-100	(0.1)%

The increased sensitivity to changes in interest rates noted at June 30, 2024 was the result of management’s reconsideration of interest rate betas for its loan and deposit products during the second quarter of 2024.

Economic Value of Equity Analysis. We also analyze the sensitivity of the Company’s financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between estimated changes in the present value of the Company’s assets and estimated changes in the present value of the Company’s liabilities assuming various changes in current interest rates. The Company’s economic value of equity analysis as of June 30, 2024 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Company would experience a 0.64% increase in the economic value of equity. At the same date, our analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, the Company would experience a 1.90% decrease in the economic value of equity. The estimates of changes in the economic value of our equity require us to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on the economic value of our equity. Although our economic value of equity analysis provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of our equity and will differ from actual results.

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

Changes in Internal Control Over Financial Reporting

No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

We are a party to various litigation in the normal course of business. Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on our financial position, results of operations or liquidity.

ITEM 1A.     RISK FACTORS

Additional information regarding risk factors appears in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements” of this Form 10-Q and in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes during the quarterly period ended June 30, 2024 to the risk factors previously disclosed in the Company’s Annual Report.

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

			Total Number	Maximum Number
			of Shares Repurchased as	of Shares
			Part of	that May Yet Be
	Total Number of Shares	Average Price Paid per	Publicly Announced	Purchased Under the
(in thousands, except per share data)	Repurchased	Share(1)	Plans or Programs	Plans or Programs(2)
April 2024	35,791	$79.64	35,791	259,191
May 2024	40,424	81.70	40,424	218,767
June 2024	22,408	80.42	22,408	196,359
Total	98,623	$80.59	98,623	196,359
(1)	The average price paid per share is calculated on a trade date basis for all open market transactions and excludes commissions and other transaction expenses.
(2)	Based on the closing per share price as of June 30, 2024 ($82.59).

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

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.       MINE SAFETY DISCLOSURES

None.

ITEM 5.       OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

For the quarter ended June 30, 2024, there were no trading arrangements for the sale or purchases of Company securities adopted, terminated or for which the amount, pricing or timing provisions were modified by our directors and officers that was either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”) or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

BANK FIRST CORPORATION

DATE:	August 7, 2024	BY:	/s/Kevin M. LeMahieu
Kevin M. LeMahieu
Chief Financial Officer
(Principal Financial and Accounting Officer)