Form 10-Q
period 2024-09-30
Bank First Corp
filed 2024-11-12
CIK 1746109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of November 12, 2024 was 10,012,057 shares.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS:

BANK FIRST CORPORATION

Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2024	December 31, 2023
	(Unaudited)	(Audited)

Assets
Cash and due from banks	$63,985	$69,973
Interest-bearing deposits	140,443	177,495
Cash and cash equivalents	204,428	247,468
Securities held to maturity, at amortized cost ($110,993 and $103,626 fair value at September 30, 2024 and December 31, 2023, respectively)	109,236	103,324
Securities available for sale, at fair value ($137,642 and $154,318 amortized cost at September 30, 2024 and December 31, 2023, respectively)	128,438	142,197
Loans held for sale	4,371	3,012
Loans	3,470,920	3,342,974
Allowance for credit losses - loans ("ACL-Loans")	(45,212)	(43,609)
Loans, net	3,425,708	3,299,365
Premises and equipment, net	69,710	69,891
Goodwill	175,106	175,106
Other investments	22,567	21,366
Cash value of life insurance	61,119	61,292
Core deposit intangibles, net	22,592	26,996
Mortgage servicing rights ("MSR")	13,351	13,668
Other real estate owned (“OREO”)	712	2,573
Investment in Ansay and Associates, LLC ("Ansay")	34,747	32,926
Other assets	22,413	22,658
TOTAL ASSETS	$4,294,498	$4,221,842
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Interest-bearing deposits	$2,463,084	$2,382,185
Noninterest-bearing deposits	1,021,657	1,050,735
Total deposits	3,484,741	3,432,920
Securities sold under repurchase agreements	—	75,747
Notes payable	135,346	35,270
Subordinated notes	12,000	12,000
Junior subordinated debenture	—	4,124
Other liabilities	33,516	41,983
Total liabilities	3,665,603	3,602,044
Stockholders’ equity:
Serial preferred stock - $0.01 par value
Authorized - 5,000,000 shares	—	—
Common stock - $0.01 par value
Authorized - 20,000,000 shares
Issued - 11,515,130 shares as of September 30, 2024 and December 31, 2023
Outstanding - 10,011,428 and 10,365,131 shares as of September 30, 2024 and December 31, 2023, respectively	115	115
Additional paid-in capital	333,303	333,815
Retained earnings	384,936	348,001
Treasury stock, at cost - 1,503,702 and 1,149,999 shares as of September 30, 2024 and December 31, 2023, respectively	(82,983)	(53,387)
Accumulated other comprehensive loss	(6,476)	(8,746)
Total stockholders’ equity	628,895	619,798
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,294,498	$4,221,842

See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statements of Income

(In thousands, except per share data) (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Interest income:
Loans, including fees	$49,442	$43,552	$140,666	$124,308
Securities:
Taxable	2,651	2,384	7,800	6,405
Tax-exempt	238	243	724	789
Other	1,701	810	3,461	2,318
Total interest income	54,032	46,989	152,651	133,820
Interest expense:
Deposits	16,484	11,644	47,671	29,177
Securities sold under repurchase agreements	—	252	22	1,383
Borrowed funds	1,665	1,035	2,719	2,696
Total interest expense	18,149	12,931	50,412	33,256
Net interest income	35,883	34,058	102,239	100,564
Provision for credit losses	—	—	200	4,182
Net interest income after provision for credit losses	35,883	34,058	102,039	96,382
Noninterest income:
Service charges	2,189	1,821	5,924	5,186
Income from Ansay	1,062	791	3,420	2,812
Income from UFS, LLC (“UFS”)	—	784	—	2,444
Loan servicing income	733	734	2,194	2,119
Valuation adjustment on MSR	(344)	229	(317)	460
Net gain on sales of mortgage loans	377	248	873	624
Other	876	647	3,073	2,012
Total noninterest income	4,893	5,254	15,167	15,657
Noninterest expense:
Salaries, commissions, and employee benefits	10,118	10,216	31,015	29,998
Occupancy	1,598	1,455	4,512	4,363
Data processing	2,502	2,153	7,005	6,111
Postage, stationery, and supplies	213	244	656	848
Net (gain) loss on sales and valuations of OREO	—	53	(508)	542
Net loss on sale of securities	—	—	34	75
Advertising	61	60	235	226
Charitable contributions	183	229	593	680
Outside service fees	1,598	1,438	4,780	4,987
Amortization of intangibles	1,429	1,626	4,404	4,720
Other	2,398	2,173	6,755	6,707
Total noninterest expense	20,100	19,647	59,481	59,257
Income before provision for income taxes	20,676	19,665	57,725	52,782
Provision for income taxes	4,124	4,861	9,702	13,166
Net Income	$16,552	$14,804	$48,023	$39,616
Earnings per share - basic	$1.65	$1.43	$4.75	$3.89
Earnings per share - diluted	$1.65	$1.43	$4.75	$3.89

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statements of Comprehensive Income

(In thousands) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Net Income	$16,552	$14,804	$48,023	$39,616
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities:
Unrealized holding gains (losses) arising during period	3,664	(6,093)	2,883	(5,308)
Amortization of unrealized holding gains on securities transferred from available for sale to held to maturity	—	—	(1)	—
Reclassification adjustment for losses included in net income	—	—	34	75
Income tax benefit (expense)	(769)	1,276	(646)	1,044
Total other comprehensive income (loss)	2,895	(4,817)	2,270	(4,189)
Comprehensive income	$19,447	$9,987	$50,293	$35,427

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statement of Stockholders’ Equity

(In thousands, except share and per share data) (Unaudited)

						Accumulated
	Serial		Additional			Other	Total
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive	Stockholders'
	Stock	Stock	Capital	Earnings	Stock	Income (loss)	Equity

Balance at January 1, 2023	$—	$101	$218,263	$295,496	$(45,191)	$(15,566)	$453,103
Net income	—	—	—	10,680	—	—	10,680
Other comprehensive income	—	—	—	—	—	2,410	2,410
Purchase of treasury stock	—	—	—	—	(6,727)	—	(6,727)
Sale of treasury stock	—	—	—	—	37	—	37
Cash dividends ($0.25 per share)	—	—	—	(2,616)	—	—	(2,616)
Amortization of stock-based compensation	—	—	456	—	—	—	456
Vesting of restricted stock awards	—	—	(1,585)	—	1,585	—	—
Adoption of new accounting pronouncement	—	—	—	(10,050)	—	—	(10,050)
Shares issued in the acquisition of Hometown Bancorp, Ltd. (1,450,272 shares)	—	14	115,065	—	—	—	115,079

Balance at March 31, 2023	—	115	332,199	293,510	(50,296)	(13,156)	562,372
Net income	—	—	—	14,132	—	—	14,132
Other comprehensive loss	—	—	—	—	—	(1,782)	(1,782)
Purchase of treasury stock	—	—	—	—	(1,341)	—	(1,341)
Sale of treasury stock	—	—	—	—	44	—	44
Cash dividends ($0.30 per share)	—	—	—	(3,117)	—	—	(3,117)
Amortization of stock-based compensation	—	—	564	—	—	—	564
Vesting of restricted stock awards	—	—	(45)	—	45	—	—

Balance at June 30, 2023	—	115	332,718	304,525	(51,548)	(14,938)	570,872
Net income	—	—	—	14,804	—	—	14,804
Other comprehensive loss	—	—	—	—	—	(4,817)	(4,817)
Purchase of treasury stock	—	—	—	—	(1,037)	—	(1,037)
Sale of treasury stock	—	—	—	—	63	—	63
Cash dividends ($0.30 per share)	—	—	—	(3,117)	—	—	(3,117)
Amortization of stock-based compensation	—	—	561	—	—	—	561
Vesting of restricted stock awards	—	—	(25)	—	25	—	—

Balance at September 30, 2023	$—	$115	$333,254	$316,212	$(52,497)	$(19,755)	$577,329

Balance at January 1, 2024	$—	$115	$333,815	$348,001	$(53,387)	$(8,746)	$619,798
Net income	—	—	—	15,412	—	—	15,412
Other comprehensive loss	—	—	—	—	—	(665)	(665)
Purchase of treasury stock	—	—	—	—	(22,283)	—	(22,283)
Sale of treasury stock	—	—	—	—	55	—	55
Cash dividends ($0.35 per share)	—	—	—	(3,541)	—	—	(3,541)
Amortization of stock-based compensation	—	—	554	—	—	—	554
Vesting of restricted stock awards	—	—	(2,145)	—	2,145	—	—

Balance at March 31, 2024	—	115	332,224	359,872	(73,470)	(9,411)	609,330
Net income	—	—	—	16,059	—	—	16,059
Other comprehensive income	—	—	—	—	—	40	40
Purchase of treasury stock	—	—	—	—	(7,943)	—	(7,943)
Sale of treasury stock	—	—	—	—	65	—	65
Cash dividends ($0.35 per share)	—	—	—	(3,511)	—	—	(3,511)
Amortization of stock-based compensation	—	—	539	—	—	—	539

Balance at June 30, 2024	—	115	332,763	372,420	(81,348)	(9,371)	614,579
Net income	—	—	—	16,552	—	—	16,552
Other comprehensive income	—	—	—	—	—	2,895	2,895
Purchase of treasury stock	—	—	—	—	(1,701)	—	(1,701)
Sale of treasury stock	—	—	—	—	66	—	66
Cash dividends ($0.40 per share)	—	—	—	(4,036)	—	—	(4,036)
Amortization of stock-based compensation	—	—	540	—	—	—	540

Balance at September 30, 2024	$—	$115	$333,303	$384,936	$(82,983)	$(6,476)	$628,895

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2024	2023

Cash flows from operating activities:
Net income	$48,023	$39,616
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	200	4,182
Depreciation and amortization of premises and equipment	1,689	1,398
Amortization of intangibles	4,404	4,720
Net accretion of securities	(2,597)	(1,705)
Amortization of stock-based compensation	1,633	1,581
Accretion of purchase accounting valuations	(4,014)	(6,460)
Net change in deferred loan fees and costs	(573)	(1,159)
Change in fair value of MSR and other investments	364	(686)
Loss from sale and disposal of premises and equipment	375	135
Net (gain) loss on sale of OREO and valuation allowance	(508)	542
Proceeds from sales of mortgage loans	78,340	56,942
Originations of mortgage loans held for sale	(78,826)	(56,825)
Gain on sales of mortgage loans	(873)	(624)
Realized loss on sale of securities	34	75
Undistributed income of UFS joint venture	—	(2,444)
Undistributed income of Ansay joint venture	(3,420)	(2,812)
Net earnings on life insurance	(1,238)	(1,131)
Increase in other assets	(402)	(1,026)
Decrease in other liabilities	(7,567)	(1,676)
Net cash provided by operating activities	35,044	32,643
Cash flows from investing activities, net of effects of business combination:
Activity in securities available for sale and held to maturity:
Sales	10,206	34,197
Maturities, prepayments, and calls	101,821	123,968
Purchases	(98,701)	—
Net increase in loans	(122,846)	(51,761)
Dividends received from UFS	—	1,748
Dividends received from Ansay	1,599	1,485
Proceeds from sale of OREO	1,936	1,827
Net (purchase) sales of Federal Home Loan Bank (“FHLB”) stock	(1,247)	262
Net purchases of Federal Reserve Bank (“FRB”) stock	—	(3,880)
Proceeds from life insurance	1,411	—
Proceeds from sale of premises and equipment	2,380	—
Purchases of premises and equipment	(3,830)	(11,312)
Net cash received in business combination	—	89,959
Net cash (used in) provided by investing activities	(107,271)	186,493

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statements of Cash Flows (Continued)

(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2024	2023

Cash flows from financing activities, net of effects of business combination:
Net increase (decrease) in deposits	$51,887	$(194,088)
Net decrease in securities sold under repurchase agreements	(75,747)	(80,005)
Proceeds from advances of notes payable	140,000	121,700
Repayment of notes payable	(40,000)	(92,507)
Repayment of junior subordinated debentures	(4,124)	—
Dividends paid	(11,088)	(8,850)
Proceeds from sales of common stock	187	144
Repurchase of common stock	(31,928)	(9,105)
Net cash provided by (used in) financing activities	29,187	(262,711)
Net decrease in cash and cash equivalents	(43,040)	(43,575)
Cash and cash equivalents at beginning of period	247,468	119,351
Cash and cash equivalents at end of period	$204,428	$75,776

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$48,391	$29,487
Income taxes	10,286	12,606
Supplemental schedule of noncash activities:
MSR resulting from sale of loans	908	597
Change in unrealized gains and losses on investment securities available for sale, net of tax	2,270	(4,246)

Acquisition:
Fair value of assets acquired	$—	$615,105
Fair value of liabilities assumed	—	549,564
Net assets acquired	$—	$65,541
Common stock issued in acquisition	$—	$115,079

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

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements. This ASU modifies the disclosure or presentation requirements of a variety of Topics in the Codification. The amendments in this ASU are expected to clarify or improve disclosure and presentation requirements for certain codification topics. The effective date for each amendment will be the date on which the Security and Exchange Commission’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. If, by June 30, 2027, the Securities and Exchange Commission has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the Codification and will not become effective for any entity. The Company does not anticipate a significant impact to its financial statement disclosures as a result of this ASU.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU is intended to improve the disclosures about a public entity’s reportable segments and addresses requests from investors and other decision makers for additional, more detailed information about a reportable segment’s expenses. The amendment applies to all public entities that are required to report segment information in accordance with Topic 280. This update is effective for annual periods beginning after December 15, 2023, applied retrospectively to all periods presented. The Company does not currently expect adoption of the amendment to have a material impact on its consolidated financial statement disclosures.

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

NOTE 3 – EARNINGS PER SHARE

The two-class method is used in the calculation of basic and diluted earnings per share. Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. There were no anti-dilutive stock options for the nine months ended September 30, 2024 or 2023.

The following table presents the factors used in the earnings per share computations for the period indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic
Net income available to common shareholders	$16,552	$14,804	$48,023	$39,616
Less: Earnings allocated to participating securities	(87)	(83)	(257)	(228)
Net income allocated to common shareholders	$16,465	$14,721	$47,766	$39,388

Weighted average common shares outstanding including participating securities	10,012,190	10,388,909	10,107,700	10,186,107
Less: Participating securities (1)	(52,634)	(58,130)	(54,024)	(58,399)
Average shares	9,959,556	10,330,779	10,053,676	10,127,708

Basic earnings per common share	$1.65	$1.43	$4.75	$3.89

Diluted
Net income available to common shareholders	$16,552	$14,804	$48,023	$39,616

Weighted average common shares outstanding for basic earnings per common share	9,959,556	10,330,779	10,053,676	10,127,708
Add: Dilutive effects of stock based compensation awards	20,988	22,842	22,214	23,282
Average shares and dilutive potential common shares	9,980,544	10,353,621	10,075,890	10,150,990
Diluted earnings per common share	$1.65	$1.43	$4.75	$3.89
(1)	Participating securities are restricted stock awards whereby the stock certificates have been issued, are included in outstanding shares, receive dividends and can be voted, but have not vested.

NOTE 4 – SECURITIES

The following is a summary of available for sale securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
September 30, 2024
Obligations of U.S. Government sponsored agencies	$28,120	$4	$(2,330)	$25,794
Obligations of states and political subdivisions	62,999	136	(4,671)	58,464
Mortgage-backed securities	30,856	23	(912)	29,967
Corporate notes	15,667	—	(1,454)	14,213
Total available for sale securities	$137,642	$163	$(9,367)	$128,438

December 31, 2023
Obligations of U.S. Government sponsored agencies	$31,453	$4	$(3,163)	$28,294
Obligations of states and political subdivisions	63,929	77	(5,760)	58,246
Mortgage-backed securities	37,789	5	(1,664)	36,130
Corporate notes	20,657	—	(1,619)	19,038
Certificates of deposit	490	—	(1)	489
Total available for sale securities	$154,318	$86	$(12,207)	$142,197

The following is a summary of held to maturity securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
September 30, 2024
U.S. Treasury securities	$106,040	$2,139	$(382)	$107,797
Obligations of states and political subdivisions	3,196	—	—	3,196
Total held to maturity securities	$109,236	$2,139	$(382)	$110,993

December 31, 2023
U.S. Treasury securities	$99,173	$1,372	$(1,070)	$99,475
Obligations of states and political subdivisions	4,151	—	—	4,151
Total held to maturity securities	$103,324	$1,372	$(1,070)	$103,626

The following table shows the fair value and gross unrealized losses of securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		Greater Than 12 Months		Total
							Number
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	of
	Value	Losses	Value	Losses	Value	Losses	Securities

September 30, 2024 - Available for Sale
Obligations of U.S. Government sponsored agencies	$698	$(2)	$22,412	$(2,328)	$23,110	$(2,330)	23
Obligations of states and political subdivisions	4,198	(13)	46,574	(4,658)	50,772	(4,671)	63
Mortgage-backed securities	—	—	25,647	(912)	25,647	(912)	89
Corporate notes	—	—	13,072	(1,454)	13,072	(1,454)	9
Totals	$4,896	$(15)	$107,705	$(9,352)	$112,601	$(9,367)	184

September 30, 2024 - Held to Maturity
U.S. Treasury securities	$—	$—	$34,266	$(382)	$34,266	$(382)	21

December 31, 2023 - Available for Sale
Obligations of U.S. Government sponsored agencies	$6,519	$(173)	$19,519	$(2,990)	$26,038	$(3,163)	24
Obligations of states and political subdivisions	6,806	(71)	40,959	(5,689)	47,765	(5,760)	65
Mortgage-backed securities	5,751	(95)	28,693	(1,569)	34,444	(1,664)	104
Corporate notes	4,926	(68)	12,487	(1,551)	17,413	(1,619)	9
Certificate of deposits	—	—	489	(1)	489	(1)	2
Totals	$24,002	$(407)	$102,147	$(11,800)	$126,149	$(12,207)	204

December 31, 2023 - Held to Maturity
U.S. Treasury securities	$31,785	$(99)	$35,362	$(971)	$67,147	$(1,070)	49
Obligations of states and political subdivisions	—	—	220	—	220	—	1
Totals	$31,785	$(99)	$35,582	$(971)	$67,367	$(1,070)	50

As of September 30, 2024, no allowance for credit losses has been recognized on available for sale securities in an unrealized loss position as the Company does not believe any of the debt securities are credit impaired. This is based on the Company’s analysis of the risk characteristics, including credit ratings, and other qualitative factors related to these securities. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. As of September 30, 2024, the Company did not intend to sell these securities and it was more likely than not that the Company would not be required to sell the debt securities before recovery of their amortized cost, which may be at maturity. The unrealized losses have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration.

Furthermore, based on its analysis the Company has determined that held to maturity securities have zero expected credit losses. U.S. Treasury securities have the full faith and credit backing of the United States Government.

The following is a summary of amortized cost and estimated fair value of securities by contractual maturity as of September 30, 2024. Contractual maturities will differ from expected maturities for mortgage-backed securities because borrowers may have the right to call or prepay obligations without penalties.

	Available for Sale		Held to Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$1,828	$1,833	$22,949	$22,841
Due after one year through 5 years	18,112	18,004	45,125	45,247
Due after 5 years through 10 years	41,077	37,683	41,162	42,905
Due after 10 years	45,769	40,951	—	—
Subtotal	106,786	98,471	109,236	110,993
Mortgage-backed securities	30,856	29,967	—	—
Total	$137,642	$128,438	$109,236	$110,993

As of September 30, 2024 and December 31, 2023, the carrying values of securities pledged to secure public deposits, securities sold under repurchase agreements, and for other purposes required or permitted by law were approximately $140.0 million and $204.8 million, respectively.

There were no sales of securities available for sale during the three months ended September 30, 2024 or 2023. Sales of securities available for sale produced $10.2 million in proceeds with immaterial gross losses for the nine months ended September 30, 2024. Sales of securities available for sale produced $34.2 million in proceeds, $0.1 million in gross gains and $0.2 million in gross losses for the nine months ended September 30, 2023.

NOTE 5 – LOANS, ALLOWANCE FOR CREDIT LOSSES, AND CREDIT QUALITY

The following table presents total loans by portfolio segment and class of loan as of September 30, 2024 and December 31, 2023:

	2024	2023
Commercial/industrial	$518,263	$488,498
Commercial real estate - owner occupied	939,385	893,977
Commercial real estate - non-owner occupied	463,415	473,829
Multi-family	329,631	332,959
Construction and development	247,150	201,823
Residential 1‑4 family	904,099	888,412
Consumer	55,427	50,741
Other	15,225	14,980
Subtotals	3,472,595	3,345,219
ACL - Loans	(45,212)	(43,609)
Loans, net of ACL - Loans	3,427,383	3,301,610
Deferred loan fees, net	(1,675)	(2,245)
Loans, net	$3,425,708	$3,299,365

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

The Company utilized the high-end range of the Federal Reserve Bank Open Market Committee forecast for national unemployment and the low-end range for national GDP growth at September 30, 2024 and December 31, 2023. As of September 30, 2024, the Company anticipates the national unemployment rate to rise during the forecast period and the national GDP growth rate to decline. The Company utilized long-term averages for the remaining loss drivers.

A roll forward of the ACL-Loans is summarized as follows:

	Three Months Ended		Nine Months Ended		Year Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023	December 31, 2023
Beginning Balance	$45,118	$43,409	$43,609	$22,680	$22,680
Adoption of ASU 2016-13	-	-	-	10,972	10,972
ACL on PCD loans acquired	-	-	-	5,534	5,534
Provision for credit losses	400	-	1,100	4,092	4,292
Charge-offs	(366)	(15)	(444)	(70)	(88)
Recoveries	60	10	947	196	219
Net (charge-offs) recoveries	(306)	(5)	503	126	131
Ending Balance	$45,212	$43,404	$45,212	$43,404	$43,609

A summary of the activity in the ACL - Loans by loan type for the nine months ended September 30, 2024 is summarized as follows:

		Commercial	Commercial
		Real Estate -	Real Estate -		Construction
	Commercial /	Owner	Non - Owner	Multi-	and	Residential
	Industrial	Occupied	Occupied	Family	Development	1-4 Family	Consumer	Other	Total
ACL - Loans - January 1, 2024	$5,965	$12,285	$5,700	$4,754	$3,597	$10,620	$615	$73	$43,609
Charge-offs	(26)	(294)	—	—	—	(44)	(7)	(73)	(444)
Recoveries	3	909	—	—	—	9	7	19	947
Provision	(2)	(131)	(147)	(130)	846	522	27	115	1,100
ACL - Loans - September 30, 2024	$5,940	$12,769	$5,553	$4,624	$4,443	$11,107	$642	$134	$45,212

A summary of the activity in the ACL – Loans by loan type for the nine months ended September 30, 2023 is summarized as follows:

		Commercial	Commercial
		Real Estate -	Real Estate -		Construction
	Commercial /	Owner	Non - Owner	Multi-	and	Residential
	Industrial	Occupied	Occupied	Family	Development	1-4 Family	Consumer	Other	Total
ACL - Loans - January 1, 2023	$4,071	$5,204	$2,644	$2,761	$1,592	$5,944	$314	$150	$22,680
Adoption of ASU 2016-13	1,859	1,982	1,161	753	2,063	2,567	620	(33)	10,972
ACL - Loans on PCD loans acquired	1,082	4,424	—	—	—	28	—	—	5,534
Charge-offs	—	—	—	—	—	—	(1)	(69)	(70)
Recoveries	5	70	—	—	—	104	4	13	196
Provision	538	(220)	857	388	(87)	2,509	70	37	4,092
ACL - Loans - September 30, 2023	$7,555	$11,460	$4,662	$3,902	$3,568	$11,152	$1,007	$98	$43,404

In addition to the ACL-Loans, the Company has established an allowance for credit losses on unfunded commitments (“ACL-Unfunded Commitments”), classified in other liabilities on the consolidated balance sheets. This allowance is maintained to absorb losses arising from unfunded loan commitments, and is determined quarterly based on methodology similar to the methodology for determining the ACL-Loans. The ACL - Unfunded Commitments was $2.9 million and $3.8 million at September 30, 2024 and December 31, 2023, respectively. See Note 10 for further information on commitments.

The provision for credit losses is determined by the Company as the amount to be added to the ACL accounts for various types of financial instruments including loans, investment securities, and off-balance sheet credit exposures after net charge-offs have been deducted to bring the ACL to a level that, in management’s judgment, is necessary to absorb expected credit losses over the lives of the respective financial instruments. The following table presents the components of the provision for credit losses.

	Three Months Ended		Nine Months Ended		Year Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023	December 31, 2023
Provision for credit losses on:
Loans	$400	$—	$1,100	$4,092	$4,292
Unfunded Commitments	(400)	—	(900)	90	390
Total provision for credit losses	$—	$—	$200	$4,182	$4,682

The Company’s past due and non-accrual loans as of September 30, 2024 is summarized as follows:

		90 Days			Non-Accrual
	30-89 Days	or more			with no
	Past Due	Past Due	Non-		specifically
	Accruing	and Accruing	Accrual	Total	allocated ACL
Commercial/industrial	$333	$15	$4,117	$4,465	$20
Commercial real estate - owner occupied	116	—	5,382	5,498	812
Commercial real estate - non-owner occupied	—	79	—	79	—
Multi-family	—	—	—	—	—
Construction and development	—	86	—	86	—
Residential 1‑4 family	987	1,282	176	2,445	176
Consumer	109	14	18	141	19
Other	—	—	—	—	—
	$1,545	$1,476	$9,693	$12,714	$1,027

The Company’s past due and non-accrual loans as of December 31, 2023 is summarized as follows:

		90 Days			Non-Accrual
	30-89 Days	or more			with no
	Past Due	Past Due	Non-		specifically
	Accruing	and Accruing	Accrual	Total	allocated ACL
Commercial/industrial	$4,303	$106	$1,344	$5,753	$365
Commercial real estate - owner occupied	180	252	3,877	4,309	343
Commercial real estate - non-owner occupied	14	—	—	14	—
Multi-family	—	—	—	—	—
Construction and development	—	—	—	—	—
Residential 1‑4 family	871	507	429	1,807	394
Consumer	68	28	12	108	11
Other	—	—	—	—	—
	$5,436	$893	$5,662	$11,991	$1,113

Interest recognized on non-accrual loans is considered immaterial to the consolidated financial statements for the nine months ended September 30, 2024 and 2023.

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

	Collateral Type
As of September 30, 2024		Other		Without an	With an	Allowance
	Real Estate	Business Assets	Total	Allowance	Allowance	Allocation
Commercial/industrial	$—	$4,142	$4,142	$—	$4,142	$820
Commercial real estate - owner occupied	10,298	—	10,298	—	10,298	3,552
Commercial real estate - non-owner occupied	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Construction and development	700	—	700	700	—	—
Residential 1‑4 family	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total Loans	$10,998	$4,142	$15,140	$700	$14,440	$4,372

	Collateral Type
As of December 31, 2023		Other		Without an	With an	Allowance
	Real Estate	Business Assets	Total	Allowance	Allowance	Allocation
Commercial/industrial	$—	$5,320	$5,320	$47	$5,273	$1,089
Commercial real estate - owner occupied	8,131	—	8,131	794	7,337	3,156
Commercial real estate - non-owner occupied	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Construction and development	—	—	—	—	—	—
Residential 1‑4 family	35	—	35	35	—	—
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total Loans	$8,166	$5,320	$13,486	$876	$12,610	$4,245

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

	Amortized Cost Basis by Origination Year
As of September 30, 2024								Revolving
	2024	2023	2022	2021	2020	Prior	Revolving	to Term	Total
Commercial/industrial
Grades 1-4	$68,144	$62,018	$69,838	$52,307	$42,744	$22,243	$81,623	$-	$398,917
Grade 5	13,028	6,858	50,781	5,868	2,469	1,566	20,519	-	101,089
Grade 6	258	621	114	19	124	188	1,835	-	3,159
Grade 7	425	406	291	6,130	1,112	769	5,965	-	15,098
Grade 8	-	-	-	-	-	-	-	-	-
Total	$81,855	$69,903	$121,024	$64,324	$46,449	$24,766	$109,942	$-	$518,263
Current-period gross charge-offs	$-	$-	$9	$15	$-	$2	$-	$-	$26
Commercial real estate - owner occupied
Grades 1-4	$52,323	$62,815	$104,181	$163,438	$98,179	$187,342	$40,690	$-	$708,968
Grade 5	42,926	20,155	19,342	19,966	10,109	37,418	10,260	-	160,176
Grade 6	-	791	6,871	2,800	4,762	6,319	3,025	-	24,568
Grade 7	-	868	7,290	3,457	1,645	29,591	2,822	-	45,673
Grade 8	-	-	-	-	-	-	-	-	-
Total	$95,249	$84,629	$137,684	$189,661	$114,695	$260,670	$56,797	$-	$939,385
Current-period gross charge-offs	$-	$-	$-	$293	$-	$1	$-	$-	$294
Commercial real estate - non-owner occupied
Grades 1-4	$22,334	$54,985	$61,100	$127,796	$48,103	$98,862	$9,485	$-	$422,665
Grade 5	1,562	1,953	4,666	8,544	3,565	13,191	-	-	33,481
Grade 6	-	-	1,502	-	-	2,627	2,015	-	6,144
Grade 7	-	-	-	62	354	709	-	-	1,125
Grade 8	-	-	-	-	-	-	-	-	-
Total	$23,896	$56,938	$67,268	$136,402	$52,022	$115,389	$11,500	$-	$463,415
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Multi-family
Grades 1-4	$1,134	$26,240	$33,118	$100,112	$72,048	$83,996	$2,493	$-	$319,141
Grade 5	781	1,018	1,317	4,207	-	122	-	-	7,445
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	-	-	-	-	-	3,045	-	-	3,045
Grade 8	-	-	-	-	-	-	-	-	-
Total	$1,915	$27,258	$34,435	$104,319	$72,048	$87,163	$2,493	$-	$329,631
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Construction and development
Grades 1-4	$40,787	$70,062	$66,126	$12,015	$4,521	$5,468	$586	$-	$199,565
Grade 5	4,529	32,120	1,078	1,128	628	54	1,155	-	40,692
Grade 6	210	2,561	-	-	-	-	-	-	2,771
Grade 7	-	700	-	2,494	162	766	-	-	4,122
Grade 8	-	-	-	-	-	-	-	-	-
Total	$45,526	$105,443	$67,204	$15,637	$5,311	$6,288	$1,741	$-	$247,150
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Residential 1‑4 family
Grades 1-4	$69,493	$100,975	$183,771	$181,644	$144,159	$107,227	$91,426	$-	$878,695
Grade 5	2,780	2,862	6,336	2,304	3,123	2,066	293	-	19,764
Grade 6	-	153	679	-	-	202	-	-	1,034
Grade 7	-	-	12	1,022	879	2,508	185	-	4,606
Grade 8	-	-	-	-	-	-	-	-	-
Total	$72,273	$103,990	$190,798	$184,970	$148,161	$112,003	$91,904	$-	$904,099
Current-period gross charge-offs	$-	$-	$-	$-	$-	$44	$-	$-	$44
Consumer
Grades 1-4	$22,821	$13,967	$8,963	$4,372	$3,110	$1,778	$397	$-	$55,408
Grade 5	-	-	-	-	-	-	-	-	-
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	-	-	-	-	-	19	-	-	19
Grade 8	-	-	-	-	-	-	-	-	-
Total	$22,821	$13,967	$8,963	$4,372	$3,110	$1,797	$397	$-	$55,427
Current-period gross charge-offs	$-	$-	$4	$-	$3	$-	$-	$-	$7
Other
Grades 1-4	$1,770	$175	$620	$491	$445	$9,319	$2,324	$-	$15,144
Grade 5	-	-	-	-	-	-	81	-	81
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	-	-	-	-	-	-	-	-	-
Grade 8	-	-	-	-	-	-	-	-	-
Total	$1,770	$175	$620	$491	$445	$9,319	$2,405	$-	$15,225
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$73	$-	$73

Total Loans	$345,305	$462,303	$627,996	$700,176	$442,241	$617,395	$277,179	$-	$3,472,595
Total current-period gross charge-offs	$-	$-	$13	$308	$3	$47	$73	$-	$444

	Amortized Cost Basis by Origination Year
As of December 31, 2023								Revolving
	2023	2022	2021	2020	2019	Prior	Revolving	to Term	Total
Commercial/industrial
Grades 1-4	$59,526	$133,469	$62,894	$54,552	$10,380	$20,575	$78,439	$-	$419,835
Grade 5	6,127	5,367	11,641	4,208	1,180	3,039	21,420	-	52,982
Grade 6	671	93	61	206	-	-	627	-	1,658
Grade 7	365	271	5,756	2,351	30	1,687	3,563	-	14,023
Grade 8	-	-	-	-	-	-	-	-	-
Total	$66,689	$139,200	$80,352	$61,317	$11,590	$25,301	$104,049	$-	$488,498
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate - owner occupied
Grades 1-4	$55,239	$105,187	$167,124	$108,680	$47,115	$178,586	$33,220	$-	$695,151
Grade 5	7,586	24,734	24,890	12,955	11,168	26,179	21,519	-	129,031
Grade 6	-	1,161	1,694	110	867	6,552	699	-	11,083
Grade 7	3,143	9,988	10,061	2,313	14,775	15,777	2,655	-	58,712
Grade 8	-	-	-	-	-	-	-	-	-
Total	$65,968	$141,070	$203,769	$124,058	$73,925	$227,094	$58,093	$-	$893,977
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied
Grades 1-4	$54,774	$72,336	$127,450	$53,341	$45,898	$84,129	$9,870	$-	$447,798
Grade 5	944	4,819	2,872	3,516	97	10,081	-	-	22,329
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	-	-	64	366	2,722	550	-	-	3,702
Grade 8	-	-	-	-	-	-	-	-	-
Total	$55,718	$77,155	$130,386	$57,223	$48,717	$94,760	$9,870	$-	$473,829
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate - multi-family
Grades 1-4	$25,099	$28,144	$103,804	$74,083	$25,640	$61,589	$2,149	$-	$320,508
Grade 5	672	1,092	10,660	-	-	27	-	-	12,451
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	-	-	-	-	-	-	-	-	-
Grade 8	-	-	-	-	-	-	-	-	-
Total	$25,771	$29,236	$114,464	$74,083	$25,640	$61,616	$2,149	$-	$332,959
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Construction and development
Grades 1-4	$65,134	$67,396	$35,017	$5,013	$1,853	$4,281	$779	$-	$179,473
Grade 5	11,796	1,190	6,060	743	-	84	808	-	20,681
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	707	-	-	172	-	790	-	-	1,669
Grade 8	-	-	-	-	-	-	-	-	-
Total	$77,637	$68,586	$41,077	$5,928	$1,853	$5,155	$1,587	$-	$201,823
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Residential 1‑4 family
Grades 1-4	$102,529	$199,295	$197,713	$160,489	$44,411	$77,644	$80,659	$-	$862,740
Grade 5	3,816	4,819	6,269	119	612	2,465	604	-	18,704
Grade 6	158	319	810	-	-	180	249	-	1,716
Grade 7	316	366	29	1,022	400	2,947	172	-	5,252
Grade 8	-	-	-	-	-	-	-	-	-
Total	$106,819	$204,799	$204,821	$161,630	$45,423	$83,236	$81,684	$-	$888,412
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Consumer
Grades 1-4	$23,711	$12,497	$6,570	$4,498	$1,194	$1,326	$925	$-	$50,721
Grade 5	-	-	-	-	-	-	-	-	-
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	-	-	-	-	-	20	-	-	20
Grade 8	-	-	-	-	-	-	-	-	-
Total	$23,711	$12,497	$6,570	$4,498	$1,194	$1,346	$925	$-	$50,741
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$4	$-	$4
Other
Grades 1-4	$347	$663	$551	$1,076	$38	$9,697	$2,520	$-	$14,892
Grade 5	-	-	-	-	-	-	88	-	88
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	-	-	-	-	-	-	-	-	-
Grade 8	-	-	-	-	-	-	-	-	-
Total	$347	$663	$551	$1,076	$38	$9,697	$2,608	$-	$14,980
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$84	$-	$84

Total Loans	$422,660	$673,206	$781,990	$489,813	$208,380	$508,205	$260,965	$-	$3,345,219
Total current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$88	$-	$88

Loans that were both experiencing financial difficulty and were modified during the nine months ended September 30, 2024 and 2023, were insignificant to these consolidated financial statements.

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

Following is an analysis of activity in the MSR asset:

	Nine Months Ended	Year Ended
	September 30, 2024	December 31, 2023
Fair value at beginning of period	$13,668	$9,582

Servicing asset additions	908	879
Loan payments and payoffs	(1,240)	(1,624)
Changes in valuation inputs and assumptions used in the valuation model	15	1,140
Amount recognized through earnings	(317)	395
MSR asset acquired	—	3,691
Fair value at end of period	$13,351	$13,668

Unpaid principal balance of loans serviced for others	$1,167,070	$1,175,709
Mortgage servicing rights as a percent of loans serviced for others	1.14	1.16

The primary economic assumptions utilized by the Company in measuring the value of MSRs were constant prepayment speeds of 8.4 and 7.5 months as of September 30, 2024 and December 31, 2023, respectively, and discount rates of 10.19% as of each of those periods. The constant prepayment speeds are obtained from publicly available sources for each of the loan programs the Company originates under.

NOTE 7 – NOTES PAYABLE

The Company utilizes FHLB advances to fund liquidity. The Company had outstanding balances borrowed from the FHLB of $135.5 million at September 30, 2024 and $35.5 million as of December 31, 2023. The advances, rate, and maturities of FHLB advances were as follows:

			September 30,	December 31,
	Maturity	Rate	2024	2023
Fixed rate, fixed term	06/30/2025	5.16%	$25,000	$—
Fixed rate, fixed term	03/23/2026	4.02%	10,000	10,000
Fixed rate, fixed term	05/26/2026	1.95%	5,000	5,000
Fixed rate, fixed term	06/29/2026	4.77%	15,000	—
Fixed rate, fixed term	03/23/2027	3.91%	10,000	10,000
Fixed rate, fixed term	06/28/2027	4.57%	15,000	—
Fixed rate, fixed term	03/23/2028	3.85%	10,000	10,000
Fixed rate, fixed term	07/05/2028	4.41%	20,000	—
Fixed rate, fixed term	07/09/2029	4.31%	25,000	—
Fixed rate, fixed term	04/22/2030	0.00%	508	508
			135,508	35,508
Adjustment due to purchase accounting			(162)	(238)
			$135,346	$35,270

Future maturities of borrowings were as follows:

	September 30,	December 31,
	2024	2023
1 year or less	$25,000	$—
1 to 2 years	30,000	—
2 to 3 years	25,000	15,000
3 to 4 years	30,000	10,000
4 to 5 years	25,000	10,000
Over 5 years	508	508
	$135,508	$35,508

As of September 30, 2024, the Company had borrowing availability at the FHLB totaling $672.8 million in addition to the existing borrowings noted in the tables above.

NOTE 8 – SUBORDINATED NOTES AND JUNIOR SUBORDINATED DEBENTURES

During July 2020, the Company entered into subordinated note agreements with two separate commercial banks. The Company had through December 31, 2020, to borrow funds up to a maximum availability of $6.0 million under each agreement, or $12.0 million total. These notes were issued with 10-year maturities, carry interest at a fixed rate of 5.0% through June 30, 2025, and at a variable rate thereafter, payable quarterly. These notes are callable on or after January 1, 2026 and qualify for Tier 2 capital for regulatory purposes. The Company had outstanding balances of $6.0 million under these agreements at September 30, 2024 and December 31, 2023.

During August 2022, the Company entered into subordinated note agreements with an individual. The Company had outstanding balances of $6.0 million under these agreements as of September 30, 2024 and December 31, 2023. These notes were issued with 10-year maturities, carry interest at a fixed rate of 5.25% through August 6, 2027, and at a variable rate thereafter, payable quarterly. These notes are callable on or after August 6, 2027 and qualify for Tier 2 capital for regulatory purposes.

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

Under regulatory guidance for non-advanced approaches institutions, the Bank and Company are required to maintain minimum amounts and ratios of common equity Tier I capital to risk-weighted assets, including an additional conservation buffer determined by banking regulators. As of September 30, 2024 and December 31, 2023, this buffer was 2.5%. The Bank met all capital adequacy requirements to which they are subject as of September 30, 2024 and December 31, 2023.

Actual and required capital amounts and ratios are presented below at period-end:

							To Be Well
					Minimum Capital		Capitalized Under
			For Capital		Adequacy with		Prompt Corrective
	Actual		Adequacy Purposes		Capital Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2024
Total capital (to risk-weighted assets):
Company	$495,493	13.87%	$285,833	8.00%	$375,156	10.50%	NA	NA
Bank	$434,920	12.18%	$285,664	8.00%	$374,934	10.50%	$357,080	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$442,697	12.39%	$214,375	6.00%	$303,698	8.50%	NA	NA
Bank	$394,124	11.04%	$214,248	6.00%	$303,518	8.50%	$285,664	8.00%
Common Equity Tier 1 capital (to risk-weighted assets):
Company	$442,697	12.39%	$160,781	4.50%	$250,104	7.00%	NA	NA
Bank	$394,124	11.04%	$160,686	4.50%	$249,956	7.00%	$232,102	6.50%
Tier 1 capital (to average assets):
Company	$442,697	10.94%	$161,935	4.00%	$161,935	4.00%	NA	NA
Bank	$394,124	9.74%	$161,835	4.00%	$161,835	4.00%	$202,294	5.00%
December 31, 2023
Total capital (to risk-weighted assets):
Company	$484,398	13.99%	$276,904	8.00%	$363,437	10.50%	NA	NA
Bank	$446,634	12.91%	$276,726	8.00%	$363,202	10.50%	$345,907	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$437,979	12.65%	$207,678	6.00%	$294,211	8.50%	NA	NA
Bank	$412,215	11.92%	$207,544	6.00%	$294,021	8.50%	$276,726	8.00%
Common Equity Tier 1 capital (to risk-weighted assets):
Company	$433,979	12.54%	$155,759	4.50%	$242,291	7.00%	NA	NA
Bank	$412,215	11.92%	$155,658	4.50%	$242,135	7.00%	$224,840	6.50%
Tier 1 capital (to average assets):
Company	$437,979	11.05%	$158,581	4.00%	$158,581	4.00%	NA	NA
Bank	$412,215	10.40%	$158,585	4.00%	$158,585	4.00%	$198,231	5.00%

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate-lock commitments). Rate-lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements and for fixed rate commitments also considers the difference between current levels of interest rates and committed rates. The notional amount of rate-lock commitments at September 30, 2024 and December 31, 2023 was approximately $15.7 million and $5.9 million, respectively. The fair value of these rate-lock commitments are not material to these financial statements and have not been recorded.

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

The following commitments were outstanding:

	Notional Amount
	September 30, 2024	December 31, 2023

Commitments to extend credit:
Fixed	$53,863	$92,113
Variable	708,036	707,285
Credit card arrangements	22,884	21,213
Letters of credit	15,447	9,785

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

Information regarding the fair value of assets measured at fair value on a recurring basis is as follows:

	Instruments	Markets	Other	Significant
	Measured	for Identical	Observable	Unobservable
	At Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2024
Assets
Securities available for sale
Obligations of U.S. Government sponsored agencies	$25,794	$—	$25,794	$—
Obligations of states and political subdivisions	58,464	—	58,464	—
Mortgage-backed securities	29,967	—	29,967	—
Corporate notes	14,213	—	14,213	—
Mortgage servicing rights	13,351	—	13,351	—

December 31, 2023
Assets
Securities available for sale
Obligations of U.S. Government sponsored agencies	$28,294	$—	$28,294	$—
Obligations of states and political subdivisions	58,246	—	58,246	—
Mortgage-backed securities	36,130	—	36,130	—
Corporate notes	19,038	—	19,038	—
Certificates of deposit	489	—	489	—
Mortgage servicing rights	13,668	—	13,668	—

There were no assets measured on a recurring basis using significant unobservable inputs (Level 3) during these periods. Furthermore, there were no liabilities measured on a recurring basis during the periods.

Information regarding the fair value of assets measured at fair value on a non-recurring basis is as follows:

		Quoted Prices
		In Active	Significant
	Assets	Markets	Other	Significant
	Measured	for Identical	Observable	Unobservable
	At Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2024
OREO	$712	$—	$—	$712
Loans individually evaluated, net of reserve	10,768	—	—	10,768
	$11,480	$—	$—	$11,480

December 31, 2023
OREO	$2,573	$—	$—	$2,573
Loans individually evaluated, net of reserve	9,242	—	—	9,242
	$11,815	$—	$—	$11,815

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

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets:

				Weighted
		Unobservable	Range of	Average
	Valuation Technique	Inputs	Discounts	Discount
As of September 30, 2024
OREO	Third party appraisals, sales contracts or brokered price options	Collateral discounts and estimated costs to sell	61%	61%
Loans individually evaluated	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 100%	29%

As of December 31, 2023
OREO	Third party appraisals, sales contracts or brokered price options	Collateral discounts and estimated costs to sell	3% - 71%	38%
Loans individually evaluated	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 53%	31%

The carrying value and estimated fair value of financial instruments not measured and reported at fair value on a recurring or non-recurring basis at September 30, 2024 and December 31, 2023 are as follows:

	Carrying
September 30, 2024	amount	Level 1	Level 2	Level 3	Total

Financial assets:
Cash and cash equivalents	$204,428	$204,428	$—	$—	$204,428
Securities held to maturity	109,236	107,797	3,196	—	110,993
Loans held for sale	4,371	—	4,371	—	4,371
Loans, net	3,425,708	—	—	3,231,867	3,231,867
Other investments	22,567	—	—	22,567	22,567
Financial liabilities:
Deposits	$3,484,741	$—	$—	$3,280,558	$3,280,558
Notes payable	135,346	—	135,346	—	135,346
Subordinated notes	12,000	—	12,000	—	12,000

	Carrying
December 31, 2023	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$247,468	$247,468	$—	$—	$247,468
Securities held to maturity	103,324	99,475	4,151	—	103,626
Loans held for sale	3,012	—	3,012	—	3,012
Loans, net	3,299,365	—	—	3,168,749	3,168,749
Other investments	21,366	—	—	21,366	21,366
Financial liabilities:
Deposits	$3,432,920	—	—	3,153,512	3,153,512
Securities sold under repurchase agreements	75,747	—	75,747	—	75,747
Notes payable	35,270	—	35,270	—	35,270
Subordinated notes	12,000	—	12,000	—	12,000
Junior subordinated debentures	4,124	—	4,124	—	4,124

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

NOTE 12 – STOCK BASED COMPENSATION

The Company has made restricted share grants pursuant to the Bank First Corporation 2011 Equity Plan and the Bank First Corporation 2020 Equity Plan, which replaced the 2011 Plan. The purpose of the Plan is to provide financial incentives for selected employees and for the non-employee Directors of the Company, thereby promoting the long-term growth and financial success of the Company. The number of shares of Company stock that may be issued pursuant to awards under the 2020 Plan shall not exceed, in the aggregate, 700,000. As of September 30, 2024, 100,954 shares of Company stock have been awarded under the 2020 Plan. Compensation expense for restricted stock is based on the fair value of the awards of Bank First Corporation common stock at the time of grant. The value of restricted stock grants that are expected to vest is amortized into expense over the vesting periods. For the three months ended September 30, 2024 and 2023, compensation expense of $0.5 million and $0.6 million, respectively, was recognized related to restricted stock awards. For the nine months ended September 30, 2024 and 2023, compensation expense of $1.6 million and $1.6 million, respectively, was recognized related to restricted stock awards.

As of September 30, 2024, there was $2.5 million of unrecognized compensation cost related to non-vested restricted stock awards granted under the plan. That cost is expected to be recognized over a weighted average period of 1.41 years. The aggregate grant date fair value of restricted stock awards that vested during the nine months ended September 30, 2024, was approximately $2.1 million.

	For the period ended		For the period ended
	September 30, 2024		September 30, 2023
		Weighted-		Weighted-
		Average Grant-		Average Grant-
	Shares	Date Fair Value	Shares	Date Fair Value
Restricted Stock
Outstanding at beginning of period	58,196	$72.28	59,272	$65.85
Granted	24,581	85.85	25,506	80.15
Vested	(30,143)	71.14	(25,762)	62.05
Forfeited or cancelled	—	—	(820)	65.09
Outstanding at end of period	52,634	$79.27	58,196	$71.42

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2023, included in our Annual Report and with our unaudited condensed accompanying notes set forth in this Quarterly Report on Form 10-Q for the quarterly period September 30, 2024.

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

The Company accounted for this transaction under the acquisition method of accounting, and thus, the financial position and results of operations of Hometown prior to the consummation date are not included in the accompanying consolidated financial statements. The acquisition method of accounting required assets purchased and liabilities assumed to be recorded at their respective fair values at the date of acquisition. The Company determines the fair value of core deposit intangibles, securities, premises and equipment, loans, other assets and liabilities, deposits and borrowings with the assistance of third-party valuations, appraisals, and third-party advisors. The estimated fair values were subject to refinement for up to one year after the consummation as additional information becomes available relative to the closing date fair values.

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

The following tables present certain selected historical consolidated financial data as of the dates or for the period indicated:

	At or for the Three Months Ended					At or for the Nine Months Ended
(In thousands, except per share data)	9/30/2024	6/30/2024	3/31/2024	12/31/2023	9/30/2023	9/30/2024	9/30/2023

Results of Operations:
Interest income	$54,032	$49,347	$49,272	$48,663	$46,989	$152,651	$133,820
Interest expense	18,149	16,340	15,923	15,747	12,931	50,412	33,256
Net interest income	35,883	33,007	33,349	32,916	34,058	102,239	100,564
Provision for credit losses	—	—	200	500	—	200	4,182
Net interest income after provision for credit losses	35,883	33,007	33,149	32,416	34,058	102,039	96,382
Noninterest income	4,893	5,877	4,397	42,458	5,254	15,167	15,657
Noninterest expense	20,100	19,057	20,324	28,862	19,647	59,481	59,257
Income before income tax expense	20,676	19,827	17,222	46,012	19,665	57,725	52,782
Income tax expense	4,124	3,768	1,810	11,114	4,861	9,702	13,166
Net income	$16,552	$16,059	$15,412	$34,898	$14,804	$48,023	$39,616

Earnings per common share - basic	$1.65	$1.59	$1.51	$3.39	$1.43	$4.75	$3.89
Earnings per common share - diluted	1.65	1.59	1.51	3.39	1.43	4.75	3.89

Common Shares:
Basic weighted average	9,959,556	10,025,977	10,177,932	10,308,275	10,330,779	10,053,676	10,127,708
Diluted weighted average	9,980,544	10,039,862	10,201,373	10,338,715	10,353,621	10,075,890	10,150,990
Outstanding	10,011,428	10,031,350	10,129,190	10,365,131	10,379,071	10,011,428	10,379,071

Noninterest income / noninterest expense:
Service charges	$2,189	$2,101	$1,634	$1,847	$1,821	$5,924	$5,186
Income from Ansay	1,062	1,379	979	110	791	3,420	2,812
Income from UFS	—	—	—	(179)	784	—	2,444
Loan servicing income	733	735	726	741	734	2,194	2,119
Valuation adjustment on mortgage servicing rights	(344)	339	(312)	(65)	229	(317)	460
Net gain on sales of mortgage loans	377	277	219	273	248	873	624
Gain on sale of UFS	—	—	—	38,904	—	—	—
Other noninterest income	876	1,046	1,151	827	647	3,073	2,012
Total noninterest income	$4,893	$5,877	$4,397	$42,458	$5,254	$15,167	$15,657

Personnel expense	$10,118	$10,004	$10,893	$10,357	$10,216	$31,015	$29,998
Occupancy, equipment and office	1,598	1,330	1,584	1,307	1,455	4,512	4,363
Data processing	2,502	2,114	2,389	1,900	2,153	7,005	6,111
Postage, stationery and supplies	213	205	238	236	244	656	848
Net gain (loss) on sales and valuations of other real estate owned	—	(461)	(47)	1,591	53	(508)	542
Net loss on sales of securities	—	—	34	7,826	—	34	75
Advertising	61	79	95	99	60	235	226
Charitable contributions	183	234	176	264	229	593	680
Outside service fees	1,598	1,889	1,293	1,363	1,438	4,780	4,987
Amortization of intangibles	1,429	1,475	1,500	1,604	1,626	4,404	4,720
Other noninterest expense	2,398	2,188	2,169	2,315	2,173	6,755	6,707
Total noninterest expense	$20,100	$19,057	$20,324	$28,862	$19,647	$59,481	$59,257

Period-end balances:
Cash and cash equivalents	$204,427	$98,950	$83,374	$247,468	$75,776	$204,427	$75,776
Investment securities available-for-sale, at fair value	128,438	127,977	138,420	142,197	179,046	128,438	179,046
Investment securities held-to-maturity, at cost	109,236	110,648	111,732	103,324	77,154	109,236	77,154
Loans	3,470,920	3,428,635	3,383,395	3,342,974	3,355,549	3,470,920	3,355,549
Allowance for credit losses - loans	(45,212)	(45,118)	(44,378)	(43,609)	(43,404)	(45,212)	(43,404)
Premises and equipment	69,710	68,633	69,621	69,891	70,994	69,710	70,994
Goodwill and other intangibles, net	197,698	199,127	200,602	202,102	203,705	197,698	203,705
Mortgage Servicing Rights	13,351	13,694	13,356	13,668	13,733	13,351	13,733
Other Assets	145,930	143,274	143,802	143,827	154,966	145,930	154,966
Total assets	4,294,498	4,145,820	4,099,924	4,221,842	4,087,519	4,294,498	4,087,519

Deposits	3,484,741	3,399,941	3,416,039	3,432,920	3,398,293	3,484,741	3,398,293
Securities sold under repurchase agreements	—	—	—	75,747	17,191	—	17,191
Borrowings	147,346	102,321	47,295	51,394	70,319	147,346	70,319
Other liabilities	33,516	28,979	27,260	41,983	24,387	33,516	24,387
Total liabilities	3,665,603	3,531,241	3,490,594	3,602,044	3,510,190	3,665,603	3,510,190

Stockholders’ equity	628,895	614,579	609,330	619,798	577,329	628,895	577,329

Book value per common share	62.82	61.27	60.16	59.80	55.62	62.82	55.62
Tangible book value per common share (1)	43.07	41.42	40.35	40.30	36.00	43.07	36.00

Average balances:
Loans	$3,450,423	$3,399,906	$3,355,142	$3,330,511	$3,324,729	$3,402,001	$3,258,199
Interest-earning assets	3,833,968	3,696,099	3,741,498	3,738,589	3,671,620	3,757,468	3,627,015
Total assets	4,231,112	4,094,542	4,144,896	4,147,859	4,092,565	4,157,121	4,032,308
Deposits	3,435,172	3,401,828	3,446,145	3,406,028	3,404,708	3,427,741	3,367,647
Interest-bearing liabilities	2,583,382	2,466,726	2,512,304	2,426,870	2,411,062	2,521,031	2,394,630
Goodwill and other intangibles, net	198,493	199,959	201,408	202,933	204,556	199,948	190,470
Stockholders’ equity	620,821	610,818	613,190	613,244	576,315	614,965	554,892

Financial ratios (2):
Return on average assets	1.56%	1.58%	1.50%	3.34%	1.44%	1.54%	1.31%
Return on average common equity	10.61%	10.57%	10.11%	22.58%	10.19%	10.43%	9.55%
Average equity to average assets	14.67%	14.92%	14.79%	14.78%	14.08%	14.79%	13.76%
Stockholders’ equity to assets	14.64%	14.82%	14.86%	14.68%	14.12%	14.64%	14.12%
Tangible equity to tangible assets (1)	10.53%	10.53%	10.48%	10.39%	9.62%	10.53%	9.62%
Loan yield	5.73%	5.51%	5.41%	5.33%	5.23%	5.55%	5.13%
Earning asset yield	5.64%	5.40%	5.33%	5.20%	5.11%	5.46%	4.97%
Cost of funds	2.79%	2.66%	2.55%	2.57%	2.13%	2.67%	1.86%
Net interest margin, taxable equivalent	3.76%	3.63%	3.62%	3.53%	3.71%	3.67%	3.74%
Net loan charge-offs to average loans	0.04%	(0.05)%	(0.07)%	—%	—%	(0.03)%	(0.01)%
Nonperforming loans to total loans	0.32%	0.31%	0.29%	0.20%	0.10%	0.32%	0.10%
Nonperforming assets to total assets	0.28%	0.27%	0.31%	0.21%	0.13%	0.28%	0.13%
Allowance for credit losses - loans to total loans	1.30%	1.32%	1.31%	1.30%	1.29%	1.30%	1.29%
(1)	These measures are not measures prepared in accordance with GAAP, and are therefore considered to be non-GAAP financial measures. See “GAAP reconciliation and management explanation of non-GAAP financial measures” for a reconciliation of these measures to their most comparable GAAP measures.
(2)	Income statement-related ratios for partial year periods are annualized.

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

	At or for the Three Months Ended					At or for the Nine Months Ended
(In thousands, except per share data)	9/30/2024	6/30/2024	3/31/2024	12/31/2023	9/30/2023	9/30/2024	9/30/2023
Tangible Assets
Total assets	$4,294,498	$4,145,820	$4,099,924	$4,221,842	$4,087,519	$4,294,498	$4,087,519
Adjustments:
Goodwill	(175,106)	(175,106)	(175,106)	(175,106)	(175,106)	(175,106)	(175,106)
Core deposit intangible, net of amortization	(22,592)	(24,021)	(25,496)	(26,996)	(28,599)	(22,592)	(28,599)
Tangible assets	$4,096,800	$3,946,693	$3,899,322	$4,019,740	$3,883,814	$4,096,800	$3,883,814

Tangible Common Equity
Total stockholders’ equity	$628,895	$614,579	$609,330	$619,798	$577,329	$628,895	$577,329
Adjustments:
Goodwill	(175,106)	(175,106)	(175,106)	(175,106)	(175,106)	(175,106)	(175,106)
Core deposit intangible, net of amortization	(22,592)	(24,021)	(25,496)	(26,996)	(28,599)	(22,592)	(28,599)
Tangible common equity	$431,197	$415,452	$408,728	$417,696	$373,624	$431,197	$373,624

Book value per common share	$62.82	$61.27	$60.16	$59.80	$55.62	$62.82	$55.62
Tangible book value per common share	43.07	41.42	40.35	40.30	36.00	43.07	36.00

Total stockholders’ equity to total assets	14.64%	14.82%	14.86%	14.68%	14.12%	14.64%	14.12%
Tangible common equity to tangible assets	10.53%	10.53%	10.48%	10.39%	9.62%	10.53%	9.62%

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2024 and September 30, 2023

General. Net income increased $1.8 million to $16.6 million for three months ended September 30, 2024, compared to $14.8 million for the same period in 2023. This increase is primarily driven by the repricing of new and renewed loans in a higher rate environment, along with steady growth in interest-bearing assets. In addition, due to tax legislation in the Company’s home state, the effective tax rate decreased from 24.7% for the third quarter of 2023 to 19.9% for the third quarter of 2024.

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

Net interest and dividend income increased by $1.8 million to $35.9 million for the three months ended September 30, 2024 compared to $34.1 million for three months ended September 30, 2023. The increase in net interest income was primarily due to repricing of new and renewed loans in a higher interest rate environment, as well as steady growth in interest-bearing assets. Total average interest-earning assets were $3.83 billion for the three months ended September 30, 2024, up from $3.67 billion for the same period in 2023. Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes on both volume and mix and pricing decisions, and external factors include changes in market interest rates, competition and the shape of the interest rate yield curve.

Interest Income. Total interest income increased $7.0 million, or 15.0%, to $54.0 million for the three months ended September 30, 2024 compared to $47.0 million for the same period in 2023. The increase in total interest income was primarily due to an increase in the average interest rate earned on interest-earning assets. The average balance of interest-earning assets increased by $162.3 million during the three months ended September 30, 2024 compared to the same period in 2023 and the average interest rate earned on these assets increased by 0.53% in the year-over-year third quarters. Further, a previously purchased loan with remaining associated purchase accounting adjustments of $0.6 million was fully repaid before maturity during the third quarter of 2024, leading to an elevated impact of purchase accounting during the quarter.

Interest Expense. Interest expense increased $5.2 million, or 40.4%, to $18.1 million for the three months ended September 30, 2024 compared to $12.9 million for the same period in 2023. The increase in interest expense was primarily due to higher crediting interest rates on interest-bearing liabilities.

Interest expense on interest-bearing deposits increased by $4.9 million to $16.5 million for the three months ended September 30, 2024 compared to $11.6 million for the same period in 2023. The average balance and rate of interest-bearing deposits was $2.44 billion and 2.69% for the three months ended September 30, 2024, compared to $2.32 billion and 1.99% for the same period in 2023.

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

We did not record a provision for credit loss during the three months ended September 30, 2024 or 2023. Economic forecasts, primarily US gross domestic product and unemployment projections, were little changed during the third quarter of 2024 resulting in consistent economic and qualitative factors in the Current Expected Credit Losses (“CECL”) methodology. We recorded net charge offs of $0.3 million during the three months ended September 30, 2024 compared to net recoveries of $0.1 million during the three months ended September 30, 2023. Other than a $0.3 million charge-off during the third quarter of 2024, related to a single customer relationship, the Bank’s loan portfolio continues to exhibit very little credit stress. Due to a reduction in unfunded loan commitments and an increase in outstanding loans, the Bank moved $0.4 million from its ACL-Unfunded Commitments to its ACL – Loans during the third quarter of 2024. While this move had no impact on the Bank’s profitability for the quarter, it did increase the allowance for potential loan credit losses to correspond with the increase in overall loan portfolio balances. The ACL - Loans was $45.2 million, or 1.30% of total loans, at September 30, 2024 compared to $43.4 million, or 1.29% of total loans at September 30, 2023.

Noninterest Income. Noninterest income is an important component of our total revenues. A significant portion of our noninterest income has historically been associated with service charges and income from the Bank’s unconsolidated subsidiaries, Ansay and UFS. Other sources of noninterest income include loan servicing fees and gains on sales of mortgage loans.

Noninterest income decreased $0.4 million to $4.9 million for the three months ended September 30, 2024 compared to $5.3 million for the same period in 2023. Service charges increased by 20.0% from the prior-year third quarter primarily due to prepayment and referral fees on loans. Net gains on the sales of mortgage loans increased by 52.0% from the third quarter of 2023 to the third quarter of 2024, attributed to a rise in secondary market loan origination activity resulting from declining interest rates. Due to the sale of 100% of the Bank’s member interest in UFS on October 1, 2023, no income from UFS was recorded in the third quarter of 2024, compared to income of $0.8 million during the third quarter of 2023. Negative valuation adjustments to the Bank’s MSRs totaling $0.3 million during the third quarter of 2024 compared unfavorably to $0.2 million in positive valuation adjustments during the third quarter of 2023.

The major components of our noninterest income are listed below:

	Three Months Ended September 30,
	2024	2023	$ Change	% Change

	(In thousands)
Noninterest Income
Service charges	$2,189	$1,821	$368	20%
Income from Ansay	1,062	791	271	34%
Income from UFS	—	784	(784)	(100)%
Loan servicing income	733	734	(1)	(0)%
Valuation adjustment on MSR	(344)	229	(573)	NM %
Net gain on sales of mortgage loans	377	248	129	52%
Other	876	647	229	35%
Total noninterest income	$4,893	$5,254	$(361)	(7)%

Noninterest Expense. Noninterest expense increased $0.5 million to $20.1 million for the three months ended September 30, 2024 compared to $19.6 million for the same period in 2023. Most noninterest expenses have remained well-controlled over the past five quarters. However, occupancy, equipment, and office expenses increased this quarter, primarily due to $0.2 million in losses from disposing of outdated equipment. Additionally, data processing expenses included $0.4 million in project-related costs tied to the Bank's ongoing upgrade of its online customer platform.

The major components of our noninterest expense are listed below:

	Three Months Ended September 30,
	2024	2023	$ Change	% Change

	(In thousands)
Noninterest Expense
Salaries, commissions, and employee benefits	$10,118	$10,216	$(98)	(1)%
Occupancy	1,598	1,455	143	10%
Data processing	2,502	2,153	349	16%
Postage, stationary, and supplies	213	244	(31)	(13)%
Net loss on sales and valuations of other real estate owned	—	53	(53)	(100)%
Advertising	61	60	1	2%
Charitable contributions	183	229	(46)	(20)%
Outside service fees	1,598	1,438	160	11%
Amortization of intangibles	1,429	1,626	(197)	(12)%
Other	2,398	2,173	225	10%
Total noninterest expenses	$20,100	$19,647	$453	2%

Income Tax Expense. We recorded a provision for income taxes of $4.1 million for the three months ended September 30, 2024 compared to a provision of $4.9 million for the same period during 2023, reflecting effective tax rates of 19.9% and 24.7%, respectively. As previously noted, the Company’s home state passed tax legislation during the third quarter of 2023 which exempted income from a significant portion of the Company’s loans from taxation in Wisconsin. This change allowed the Company to reverse $2.4 million in state related income tax expense which had been recorded during the first two quarters of 2023. As a result of the lower anticipated future effective tax rate, the Company determined that a $2.9 million allowance was required to be made against its deferred tax asset. The net impact of these two items was an increase in income tax expenses of $0.5 million during the third quarter of 2023.

Results of Operations for the Nine Months Ended September 30, 2024 and September 30, 2023

General. Net income increased $8.4 million to $48.0 million for nine months ended September 30, 2024, compared to $39.6 million for the same period in 2023. This increase was partially due to the added scale of operations resulting from the Hometown acquisition during the first quarter of 2023. Further, average rates on interest-earning assets have consistently risen, while the rise in rates paid on deposit accounts has started to decelerate. The first nine months of 2023 was also negatively impacted by $1.8 million in acquisition expenses and a $3.6 million provision for credit losses related to the acquired loans from Hometown. The absence of income from UFS during the first nine months of 2024 compared to $2.4 million in income provided by UFS during the first nine months of 2023.

Net Interest Income. Net interest and dividend income increased by $1.6 million to $102.2 million for the nine months ended September 30, 2024 compared to $100.6 million for nine months ended September 30, 2023. As discussed earlier, the rise in net interest income was mainly driven by the repricing of new and renewed loans in a higher interest rate environment and overall growth in interest-earning assets. Comparing the first nine months of 2024 to the first nine months of 2023, rates earned on interest-earning assets increased by 0.49% while rates paid on interest-bearing liabilities increased by 0.81%. Tax equivalent net interest margin decreased 0.07% to 3.67% for the nine months ended September 30, 2024, down from 3.74% for the same period in 2023. Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes on both volume and mix and pricing decisions, and external factors include changes in market interest rates, competition and the shape of the interest rate yield curve.

Interest Income. Total interest income increased $18.9 million, or 14.1%, to $152.7 million for the nine months ended September 30, 2024 compared to $133.8 million for the same period in 2023. The increase in total interest income was primarily due to the aforementioned increase in rates earned on interest-earning assets over recent quarters. The average balance of interest-earning assets increased by $130.5 million during the first nine months of 2024 compared to the same period in 2023 and the average interest rate earned on these assets increased from 4.97% for the first three quarters of 2023 to 5.46% during the first three quarters of 2024.

Interest Expense. Interest expense increased $17.1 million, or 51.6%, to $50.4 million for the nine months ended September 30, 2024 compared to $33.3 million for the same period in 2023. The increase in interest expense was primarily due to elevated crediting rates on interest-bearing liabilities. The average balance of interest-bearing liabilities increased by $126.4 million during the first nine months of 2024 compared to the same period in 2023 and the average interest rate paid on these balances was 1.86% for the first three quarters of 2023 compared to 2.67% for the first three quarters of 2024.

Interest expense on interest-bearing deposits totaled $47.7 million and $29.2 million for the nine months ended September 30, 2024 and 2023, respectively. The average cost of interest-bearing deposits was 2.61% for the nine months ended September 30, 2024, compared to 1.70% for the same period in 2023.

Provision for Credit Losses. We recorded a provision for credit losses of $0.2 million for the nine months ended September 30, 2024 compared to $4.2 million for the same period in 2023. The increased provision for the first nine months of 2023 was primarily related to loans acquired from Hometown. We recorded net recoveries of $0.5 million for the nine months ended September 30, 2024 compared to net recoveries of $0.1 million for the same period in 2023. Also, due to a reduction in unfunded loan commitments and an increase in outstanding loans, the Bank moved $0.9 million from its ACL-Unfunded Commitments to its ACL – Loans during the first nine months of 2024. The ACL was $45.2 million, or 1.30% of total loans, at September 30, 2024 compared to $43.4 million, or 1.29% of total loans at September 30, 2023.

Noninterest Income. Noninterest income is an important component of our total revenues. A significant portion of our noninterest income has historically been associated with service charges and income from the Bank’s unconsolidated subsidiaries, Ansay and UFS. Other sources of noninterest income include loan servicing fees and gains on sales of mortgage loans.

Noninterest income decreased $0.5 million to $15.2 million for the nine months ended September 30, 2024 compared to $15.7 million for the same period in 2023. Service charges and income provided by the Bank’s member interest in Ansay increased $0.7 million and $0.6 million, respectively, for the first nine months of 2024 compared to the same period in 2023. Offsetting these increases, the sale of 100% of the Bank’s member interest in UFS on October 1, 2023, lead to no income from UFS being recorded in the first three quarters of 2024, compared to income of $2.4 million during the first three quarters of 2023. Negative valuation adjustments to the Bank’s MSR totaling $0.3 million during the first nine months of 2024 also compared unfavorably to $0.5 million in positive valuation adjustments during the first nine months of 2023.

The major components of our noninterest income are listed below:

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change

	(In thousands)
Noninterest Income
Service Charges	$5,924	$5,186	$738	14%
Income from Ansay	3,420	2,812	608	22%
Income from UFS	—	2,444	(2,444)	(100)%
Loan Servicing income	2,194	2,119	75	4%
Valuation adjustment on MSR	(317)	460	(777)	NM %
Net gain on sales of mortgage loans	873	624	249	40%
Other	3,073	2,012	1,061	53%
Total noninterest income	$15,167	$15,657	$(490)	(3)%

Noninterest Expense. Noninterest expense increased $0.2 million to $59.5 million for the nine months ended September 30, 2024 compared to $59.3 million for the same period in 2023. Data processing expense increased by $0.9 million, or 14.6%, over the first three quarters of 2024 compared to the first three quarters of 2023 due to the aforementioned project-related costs for upgrading the Bank’s online customer platform and the increased scale from the acquisition of Hometown, completed in February of 2023. Expenses related to this acquisition totaled $1.8 million during the first nine months of 2023. The lack of a similar acquisition during the first three quarters of 2024 caused decreases in the areas of postage, stationary, supplies and outside service fees expense period-over-period. Finally, gains on sales and valuations of OREO totaling $0.5 million during the first three quarters of 2024 compared favorably to losses of $0.5 million during the first three quarters of 2023.

The major components of our noninterest expense are listed below:

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change

	(In thousands)
Noninterest Expense
Salaries, commissions, and employee benefits	$31,015	$29,998	$1,017	3%
Occupancy	4,512	4,363	149	3%
Data processing	7,005	6,111	894	15%
Postage, stationary, and supplies	656	848	(192)	(23)%
Net loss (gain) on sales and valuations of other real estate owned	(508)	542	(1,050)	NM %
Net loss on sales of securities	34	75	(41)	(55)%
Advertising	235	226	9	4%
Charitable contributions	593	680	(87)	(13)%
Outside service fees	4,780	4,987	(207)	(4)%
Amortization of intangibles	4,404	4,720	(316)	(7)%
Other	6,755	6,707	48	1%
Total noninterest expenses	$59,481	$59,257	$224	0%

Income Tax Expense. We recorded a provision for income taxes of $9.7 million for the nine months ended September 30, 2024 compared to a provision of $13.2 million for the same period during 2023, reflecting effective tax rates of 16.8% and 24.9%, respectively. As previously noted, the Company’s home state passed tax legislation during the third quarter of 2023 which exempted income from a significant portion of the Company’s loans from taxation in Wisconsin. As a result of the lower anticipated future effective tax rate, the Company determined that a $2.9 million allowance was required to be made against its deferred tax asset during the third quarter of 2023. . Final rules relating to qualifying loans under this legislation were not published until the first quarter of 2024. Based on these final rules, the Company was able to further reduce its estimated tax liability from 2023 by $1.3 million, resulting in the lower provision for income taxes and effective tax rate during the first nine months of 2024. The effective tax rates were reduced from the statutory federal and state income tax rates during both periods as a result of tax-exempt interest income produced by certain qualifying loans and investments in the Bank’s portfolios.

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

The following tables set forth the distribution of our average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the periods indicated:

	Three Months Ended
	September 30, 2024			September 30, 2023
		Interest			Interest
	Average	Income/	Rate Earned/ Paid	Average	Income/	Rate Earned/ Paid
	Balance	Expenses (1)	(1)	Balance	Expenses (1)	(1)

	(dollars in thousands)
ASSETS
Interest-earning assets
Loans (2)
Taxable	$3,340,597	$192,615	5.77%	$3,219,654	$169,083	5.25%
Tax-exempt	109,826	5,161	4.70%	105,075	4,691	4.46%
Securities
Taxable (available for sale)	117,064	6,375	5.45%	176,363	6,933	3.93%
Tax-exempt (available for sale)	32,911	1,116	3.39%	33,629	1,111	3.30%
Taxable (held to maturity)	106,490	4,211	3.95%	73,007	2,595	3.55%
Tax-exempt (held to maturity)	3,196	84	2.63%	4,152	109	2.63%
Cash and due from banks	123,884	6,728	5.43%	59,740	3,140	5.26%
Total interest-earning assets	3,833,968	216,290	5.64%	3,671,620	187,662	5.11%
Non interest-earning assets	442,248			464,357
Allowance for credit losses - loans	(45,104)			(43,412)
Total assets	$4,231,112			$4,092,565
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Checking accounts	$382,388	$10,680	2.79%	$294,961	$5,762	1.95%
Savings accounts	820,631	12,656	1.54%	838,980	10,753	1.28%
Money market accounts	601,409	14,997	2.49%	661,274	13,582	2.05%
Certificates of deposit	625,573	26,890	4.30%	525,609	16,075	3.06%
Brokered deposits	8,918	357	4.00%	874	20	2.29%
Total interest-bearing deposits	2,438,919	65,580	2.69%	2,321,698	46,192	1.99%
Other borrowed funds	144,463	6,622	4.58%	89,364	5,108	5.72%
Total interest-bearing liabilities	2,583,382	72,202	2.79%	2,411,062	51,300	2.13%
Non-interest bearing liabilities
Demand deposits	996,253			1,083,010
Other liabilities	30,656			22,178
Total liabilities	3,610,291			3,516,250
Shareholders’ equity	620,821			576,315
Total liabilities & shareholders’ equity	$4,231,112			$4,092,565
Net interest income on a fully taxable equivalent basis		144,088			136,362
Less taxable equivalent adjustment		(1,336)			(1,241)
Net interest income		$142,752			$135,121
Net interest spread (3)			2.85%			2.98%
Net interest margin (4)			3.76%			3.71%
(1).	Annualized on a fully taxable equivalent basis calculated using a federal tax rate of 21% for the three months ended September 30, 2024 and 2023.
(2).	Nonaccrual loans are included in average amounts outstanding.
(3).	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4).	Net interest margin represents net interest income on a fully tax equivalent basis as a percentage of average interest-earning assets.

	Nine Months Ended
	September 30, 2024			September 30, 2023
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expenses (1)	Paid (1)	Balance	Expenses (1)	Paid (1)

	(dollars in thousands)
ASSETS
Interest-earning assets
Loans (2)
Taxable	$3,293,762	$183,971	5.59%	$3,155,397	$162,543	5.15%
Tax-exempt	108,239	4,970	4.59%	102,802	4,629	4.50%
Securities
Taxable (available for sale)	134,281	6,221	4.63%	199,164	6,234	3.13%
Tax-exempt (available for sale)	33,242	1,132	3.41%	38,310	1,218	3.18%
Taxable (held to maturity)	106,957	4,248	3.97%	66,895	2,407	3.60%
Tax-exempt (held to maturity)	3,515	92	2.62%	4,518	117	2.59%
Cash and due from banks	77,472	4,573	5.90%	59,929	3,021	5.04%
Total interest-earning assets	3,757,468	205,207	5.46%	3,627,015	180,169	4.97%
Non interest-earning assets	444,055			446,437
Allowance for loan losses	(44,402)			(41,144)
Total assets	$4,157,121			$4,032,308
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Checking accounts	$401,363	$11,337	2.82%	$294,753	$5,145	1.75%
Savings accounts	816,202	12,253	1.50%	839,459	9,372	1.12%
Money market accounts	611,257	14,783	2.42%	664,758	11,883	1.79%
Certificates of deposit	606,988	25,174	4.15%	491,544	12,495	2.54%
Brokered deposits	3,491	131	3.75%	4,005	115	2.87%
Total interest-bearing deposits	2,439,301	63,678	2.61%	2,294,519	39,010	1.70%
Other borrowed funds	81,730	3,662	4.48%	100,111	5,453	5.45%
Total interest-bearing liabilities	2,521,031	67,340	2.67%	2,394,630	44,463	1.86%
Non-interest bearing liabilities
Demand deposits	988,440			1,058,668
Other liabilities	32,685			24,118
Total liabilities	3,542,156			3,477,416
Shareholders’ equity	614,965			554,892
Total liabilities & shareholders' equity	$4,157,121			$4,032,308
Net interest income on a fully taxable equivalent basis		137,867			135,706
Less taxable equivalent adjustment		(1,301)			(1,252)
Net interest income		$136,566			$134,454
Net interest spread (3)			2.79%			3.11%
Net interest margin (4)			3.67%			3.74%
(1).	Annualized on a fully taxable equivalent basis calculated using a federal tax rate of 21% for the nine months ended September 30, 2024 and 2023.
(2).	Nonaccrual loans are included in average amounts outstanding.
(3).	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4).	Net interest margin represents net interest income on a fully tax equivalent basis as a percentage of average interest-earning assets.

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

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Compared with			Compared with
	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Increase/(Decrease) Due to Change in			Increase/(Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total

	(dollars in thousands)			(dollars in thousands)
Interest income
Loans
Taxable	$6,524	$17,008	$23,532	$7,333	$14,095	$21,428
Tax-exempt	217	253	470	248	93	341
Securities
Taxable (AFS)	(2,750)	2,192	(558)	(2,425)	2,412	(13)
Tax-exempt (AFS)	(24)	29	5	(169)	83	(86)
Taxable (HTM)	1,298	318	1,616	1,569	272	1,841
Tax-exempt (HTM)	(25)	—	(25)	(26)	1	(25)
Cash and due from banks	3,480	108	3,588	980	572	1,552
Total interest income	8,720	19,908	28,628	7,510	17,528	25,038
Interest expense
Deposits
Checking accounts	$2,007	$2,911	$4,918	$2,286	$3,906	$6,192
Savings accounts	(240)	2,143	1,903	(266)	3,147	2,881
Money market accounts	(1,308)	2,723	1,415	(1,019)	3,919	2,900
Certificates of deposit	3,453	7,362	10,815	3,437	9,242	12,679
Brokered Deposits	312	25	337	(16)	32	16
Total interest bearing deposits	4,224	15,164	19,388	4,422	20,246	24,668
Other borrowed funds	2,677	(1,163)	1,514	(911)	(880)	(1,791)
Total interest expense	6,901	14,001	20,902	3,511	19,366	22,877
Change in net interest income	$1,819	$5,907	$7,726	$3,999	$(1,838)	$2,161

CHANGES IN FINANCIAL CONDITION

Total Assets. Total assets increased $72.6 million, or 1.7%, to $4.29 billion at September 30, 2024, from $4.22 billion at December 31, 2023.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $43.1 million to $204.4 million at September 30, 2024, from $247.5 million at December 31, 2023. This decline was primarily the result of funds being invested in growth in the Bank’s loan portfolio as well as a reduction in deposits and securities sold under repurchase agreements. Securities sold under repurchase agreements reported in prior periods related to one customer who discontinued this arrangement during the first quarter of 2024. These declines were partially offset by increases in notes payable through the first nine months of 2024.

Investment Securities. The carrying value of total investment securities decreased by $7.8 million to $237.7 million at September 30, 2024, from $245.5 million at December 31, 2023.

Loans. Net loans increased by $126.3 million, totaling $3.43 billion at September 30, 2024 compared to $3.30 billion at December 31, 2023.

Deposits. Deposits increased $51.8 million, or 1.5%, to $3.48 billion at September 30, 2024 from $3.43 billion at December 31, 2023.

Borrowings. At September 30, 2024, borrowings consisted of advances from the FHLB of Chicago and subordinated debt to other banks and an individual. FHLB borrowings increased $100.0 million, or 283.7%, to $135.3 million at September 30, 2024 from $35.3 million at December 31, 2023. These additional borrowings are intended to provide liquidity to support near-term loan growth. Subordinated debt remained stable at $12.0 million at September 30, 2024 and December 31, 2023. A junior subordinated debenture totaling $4.1 million, which was part of the acquisition of Hometown, was repaid in full during the first quarter of 2024.

Stockholders’ Equity. Total stockholders’ equity increased $9.1 million, or 1.5%, to $628.9 million at September 30, 2024 from $619.8 million at December 31, 2023. Repurchases of the Company’s common stock totaling $31.7 million and dividends declared totaling $11.1 million offset the positive impact of earnings totaling $48.0 million during the first nine months of the year.

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

Our loan portfolio is our most significant earning asset, comprising 80.9% and 79.2% of our total assets as of September 30, 2024 and December 31, 2023, respectively. Our strategy is to grow our loan portfolio by originating quality commercial and consumer loans that comply with our credit policies and that produce revenues consistent with our financial objectives. We believe our loan portfolio is well-balanced, which provides us with the opportunity to grow while monitoring our loan concentrations.

Loans increased $127.9 million, or 3.8%, to $3.47 billion as of September 30, 2024 as compared to $3.34 billion as of December 31, 2023. This increase during the first nine months of 2024 was primarily driven by solid demand for new credit from our existing customer relationships. This growth was comprised of an increase of $29.9 million or 6.1% in commercial and industrial loans, an increase of $44.1 million or 4.9% in owner occupied commercial real estate loans, a decrease of $9.0 million or 1.9% in non-owner occupied commercial real estate, a decrease of $3.3 million or 1.0% in multi-family loans, an increase of $45.6 million or 22.7% in construction and development loans, an increase of $15.6 million or 1.8% in residential 1-4 family loans and an increase of $4.9 million or 7.5% in consumer and other loans.

The following table presents the balance and associated percentage of each major category in our loan portfolio:

	September 30, 2024		December 31, 2023		September 30, 2023
	Amount	% of Total	Amount	% of Total	Amount	% of Total

	(dollars in thousands)
Commercial & industrial	$517,816	15%	$487,893	15%	$531,368	16%
Commercial real estate
Owner occupied	938,730	27%	894,596	27%	897,439	27%
Non-owner occupied	463,323	13%	472,321	14%	446,837	13%
Multi-family	329,458	10%	332,757	10%	338,345	10%
Construction & development	246,445	7%	200,835	6%	197,095	6%
Residential 1-4 family	904,273	26%	888,639	27%	879,033	26%
Consumer	55,647	2%	50,950	1%	50,729	2%
Other loans	15,226	—%	14,983	—%	14,702	—%
Total Loans	$3,470,918	100%	$3,342,974	100%	$3,355,548	100%

Our directors and officers and their associates are customers of, and have other transactions with, the Bank in the normal course of business. All loans and commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than normal risk of collection or present other unfavorable features. At September 30, 2024 and December 31, 2023, total loans outstanding to such directors and officers and their associates were $79.8 million and $63.9 million, respectively. During the nine months ended September 30, 2024, $17.7 million in additions due to director and officer updates, $41.9 million of additions and $43.7 million of repayments were made to these loans. At September 30, 2024 and December 31, 2023, all of the loans to directors and officers were performing according to their original terms.

Loan categories

The principal categories of our loan portfolio are discussed below:

Commercial and Industrial (C&I). Our C&I portfolio totaled $517.8 million and $487.9 million at September 30, 2024 and December 31, 2023, respectively, and represented 15% of our total loans at both of those dates.

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

Commercial Real Estate (CRE). Our CRE loan portfolio totaled $1.73 billion and $1.70 billion at September 30, 2024 and December 31, 2023, respectively, and represented 50% of our total loans at both of those dates. The growth in our CRE loan portfolio through the first nine months of 2024 consisted primarily of owner occupied commercial real estate while non-owner occupied commercial real estate and multi-family real estate, typically perceived as containing a higher risk of credit losses, declined slightly. Management views owner occupied CRE as an extension of C&I lending as typically the primary repayment source on these loans is operating profits from the underlying business.

Our CRE loans are secured by a variety of property types including multi-family dwellings, retail facilities, office buildings, commercial mixed use, lodging and industrial and warehouse properties. We do not have any specific industry or customer concentrations in our CRE portfolio. Our commercial real estate loans are generally for terms up to ten years, with loan-to-values that generally do not exceed 80%. Amortization schedules are long term and thus a balloon payment is generally due at maturity. Under most circumstances, the Bank will offer to rewrite or otherwise extend the loan at prevailing interest rates.

Construction and Development (C&D). Our C&D loan portfolio totaled $246.4 million and $200.8 million at September 30, 2024 and December 31, 2023, respectively, and represented 7% and 6% of our total loans at September 30, 2024 and December 31, 2023, respectively.

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

Residential 1 – 4 Family. Residential 1 – 4 family loans held in portfolio amounted to $904.3 million and $888.6 million at September 30, 2024 and December 31, 2023, respectively, and represented 26% and 27% of our total loans at those dates.

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

We were servicing mortgage loans sold to others without recourse of approximately $1.17 billion at September 30, 2024 and $1.18 billion at December 31, 2023.

Loans sold with the retention of servicing assets result in the capitalization of servicing rights. Loan servicing rights are carried at fair value. The net balance of capitalized servicing rights amounted to $13.4 million and $13.7 million at September 30, 2024 and December 31, 2023, respectively.

Consumer Loans. Our consumer loan portfolio totaled $55.6 million and $51.0 million at September 30, 2024 and December 31, 2023, respectively, and represented 2% of our total loans at those dates. Consumer loans include secured and unsecured loans, lines of credit and personal installment loans.

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

Other Loans. Our other loans totaled $15.2 million and $15.0 million at September 30, 2024 and December 31, 2023, respectively, and are immaterial to the overall loan portfolio. The other loans category consists primarily of over-drafted depository accounts, loans utilized to purchase or carry securities and loans to nonprofit organizations.

Loan Portfolio Maturities.

The following tables summarize the dollar amount of loans maturing in our portfolio based on their loan type, fixed or variable rate of interest, and contractual terms to maturity at September 30, 2024. The tables do not include any estimate of prepayments, which can significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One Year or	One to Five	Five to Fifteen	Over Fifteen
	Less	Years	Years	Years	Total

	(dollars in thousands)
Commercial & industrial	$177,436	$210,032	$128,559	$1,789	$517,816
Commercial real estate
Owner Occupied	112,220	419,876	331,633	75,001	938,730
Non-owner Occupied	44,650	290,282	120,647	7,744	463,323
Multi-family	17,573	141,262	170,130	493	329,458
Construction & Development	41,995	87,309	54,204	62,937	246,445
Residential 1-4 family	17,552	97,959	217,570	571,192	904,273
Consumer and other	9,590	36,603	18,708	5,972	70,873
Total	$421,016	$1,283,323	$1,041,451	$725,128	$3,470,918
Fixed Rate Loans:
Commercial & industrial	$57,931	$172,968	$81,037	$1,758	$313,694
Commercial real estate
Owner Occupied	53,383	337,657	112,146	20,612	523,798
Non-owner Occupied	36,788	247,779	36,763	—	321,330
Multi-family	14,408	137,509	116,099	—	268,016
Construction & Development	24,188	82,535	15,794	35,008	157,525
Residential 1-4 family	10,289	76,897	172,256	276,833	536,275
Consumer and other	9,374	35,759	17,608	5,972	68,713
Total	$206,361	$1,091,104	$551,703	$340,183	$2,189,351
Floating Rate Loans:
Commercial & industrial	$119,505	$37,064	$47,522	$31	$204,122
Commercial real estate
Owner Occupied	58,837	82,219	219,487	54,389	414,932
Non-owner Occupied	7,862	42,503	83,884	7,744	141,993
Multi-family	3,165	3,753	54,031	493	61,442
Construction & Development	17,807	4,774	38,410	27,929	88,920
Residential 1-4 family	7,263	21,062	45,314	294,359	367,998
Consumer and other	216	844	1,100	—	2,160
Total	$214,655	$192,219	$489,748	$384,945	$1,281,567

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

Our nonperforming assets consist of nonperforming loans and foreclosed real estate. Nonperforming loans are those on which the accrual of interest has stopped, as well as loans that are contractually 90 days past due on which interest continues to accrue. The composition of our nonperforming assets is as follows:

	As of September 30,	As of December 31,	As of September 30,
	2024	2023	2023

	(dollars in thousands)
Nonperforming loans
Nonaccrual loans
Commercial & industrial	$4,117	$1,344	$531
Commercial real estate
Owner Occupied	5,382	3,877	1,958
Non-owner Occupied	—	—	—
Multi-family	—	—	—
Construction & Development	—	—	—
Residential 1-4 family	176	429	444
Consumer and other	18	12	13
Total nonaccrual loans	9,693	5,662	2,946
Loans past due > 90 days, but still accruing
Commercial & industrial	15	106	18
Commercial real estate
Owner Occupied	—	252	250
Non-owner Occupied	79	—	—
Multi-family	—	—	—
Construction & Development	86	—	—
Residential 1-4 family	1,282	507	151
Consumer and other	14	28	27
Total loans past due > 90 days, but still accruing	1,476	893	446
Total nonperforming loans	$11,169	$6,555	$3,392
OREO
Commercial real estate owned	$—	$—	$—
Residential real estate owned	—	—	—
Acquired bank property real estate owned	712	2,573	1,844
Total OREO	$712	$2,573	$1,844
Total nonperforming assets ("NPAs")	$11,881	$9,128	$5,236
Accruing modified loans to borrowers experiencing financial difficulty	$18	$21	$21
Ratios
Nonaccrual loans to total loans	0.28%	0.17%	0.09%
NPAs to total loans plus OREO	0.34%	0.27%	0.16%
NPAs to total assets	0.28%	0.21%	0.13%
ACL - Loans to nonaccrual loans	466%	770%	1,473%
ACL - Loans to total loans	1.30%	1.30%	1.29%

Nonaccrual Loans

Loans are typically placed on nonaccrual status when any payment of principal and/or interest is 90 days or more past due, unless the collateral is sufficient to cover both principal and interest and the loan is in the process of collection. Loans are also placed on nonaccrual status when management believes, after considering economic and business conditions, that the principal or interest will not be collectible in the normal course of business. We monitor closely the performance of our loan portfolio. In addition to the monitoring and review of loan performance internally, we have also contracted with an independent organization to review our commercial and retail loan portfolios. The status of delinquent loans, as well as situations identified as potential problems, are reviewed on a regular basis by senior management. The increase in nonaccrual loans during the first nine months of 2024 primarily related to one customer relationship, acquired as part of the Hometown acquisition, that was moved from accrual status during the first quarter.

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

For further details on the Company’s ACL – Loans, refer to the footnotes along with the consolidated financial statements elsewhere in this report.

At September 30, 2024, the ACL - Loans was $45.2 million (representing 1.30% of period end loans). The ACL– Loans has remained consistent over recent quarters as economic conditions and the Company’s overall asset quality remain strong. As previously mentioned, the Bank reallocated $0.9 million of ACL from unfunded commitments to ACL for loans in response to a decrease in unfunded loan commitments and an increase in loan balances. The Company recorded net recoveries totaling $0.5 million during the first nine months of 2024.

The following table summarizes the changes in our ACL - Loans for the periods indicated:

	Nine months ended	Year ended	Nine months ended
	September 30,	December 31,	September 30,
	2024	2023	2023

	(dollars in thousands)
Balance of ACL - Loans at the beginning of period	$43,609	$22,680	$22,680
Adoption of CECL	—	10,972	10,972
ACL - Loans on PCD loans acquired	—	5,534	5,534
Net loans charged-off (recovered):
Commercial & industrial	23	(22)	(5)
Commercial real estate - owner occupied	(615)	(70)	(70)
Commercial real estate - non-owner occupied	—	—	—
Commercial real estate - multi-family	—	—	—
Construction & Development	—	—	—
Residential 1-4 family	35	(106)	(104)
Consumer	—	—	(3)
Other Loans	54	67	56
Total net loans recovered	(503)	(131)	(126)
Provision charged to operating expense	200	4,292	4,092
Transfer from ACL - Unfunded Commitments	900	—	—
Balance of ACL - Loans at end of period	$45,212	$43,609	$43,404
Ratio of net charge-offs (recoveries) to average loans by loan composition
Commercial & industrial	0.00%	—%	—%
Commercial real estate - owner occupied	(0.07)%	(0.01)%	(0.01)%
Commercial real estate - non-owner occupied	—%	—%	—%
Commercial real estate - multi-family	—%	—%	—%
Construction & Development	—%	—%	—%
Residential 1-4 family	0.00%	(0.01)%	(0.01)%
Consumer	—%	—%	(0.01)%
Other Loans	0.36%	0.36%	0.36%
Total net charge-offs (recoveries) to average loans	(0.01)%	—%	—%

The following table summarizes an allocation of the ACL - Loans and the related percentage of loans outstanding in each category for the periods below.

	September 30,		December 31,		September 30,
	2024		2023		2023
		% of		% of		% of
(in thousands, except %)	Amount	Loans	Amount	Loans	Amount	Loans
Loan Type:
Commercial & industrial	$5,940	15%	$5,965	15%	$7,555	16%
Commercial real estate - owner occupied	12,769	27%	12,285	27%	11,460	27%
Commercial real estate - non-owner occupied	5,553	13%	5,700	14%	4,462	13%
Commercial real estate - multi-family	4,624	10%	4,754	10%	3,902	10%
Construction & development	4,443	7%	3,597	6%	3,568	6%
Residential 1-4 family	11,107	26%	10,620	27%	11,152	26%
Consumer	642	2%	615	1%	1,007	2%
Other loans	134	—%	73	—%	98	—%
Total allowance	$45,212	100%	$43,609	100%	$43,204	100%

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

Deposits. Our current deposit products include non-interest bearing and interest-bearing checking accounts, savings accounts, money market accounts, and certificate of deposits. As of September 30, 2024, deposit liabilities accounted for approximately 81.1% of our total liabilities and equity. We accept deposits primarily from customers in the communities in which our branches and offices are located, as well as from small businesses and other customers throughout our lending area. We rely on our competitive pricing and products, quality customer service, and convenient locations and hours to attract and retain deposits. Deposit rates and terms are based primarily on current business strategies, market interest rates, liquidity requirements and our deposit growth goals.

Total deposits were $3.48 billion and $3.43 billion as of September 30, 2024 and December 31, 2023, respectively. Noninterest-bearing deposits at September 30, 2024 and December 31, 2023, were $1.02 billion and $1.05 billion, respectively, while interest-bearing deposits were $2.46 billion and $2.38 billion at September 30, 2024 and December 31, 2023, respectively. Like most in the banking industry, the Bank has seen a shift in its deposit portfolio from noninterest-bearing deposits to interest-bearing deposits as prevailing interest rates have increased over the last several quarters.

At September 30, 2024, we had a total of $649.7 million in certificates of deposit, including $20.1 million of brokered deposits. Based on historical experience and our current pricing strategy, we believe we will retain a majority of these accounts upon maturity, although our long-term strategy is to minimize reliance on certificates of deposits by increasing relationship deposits in lower earning savings and demand deposit accounts.

The following tables set forth the average balances of our deposits for the periods indicated:

	Nine months ended		Year ended		Nine months ended
	September 30, 2024		December 31, 2023		September 30, 2023
	Amount	Percent	Amount	Percent	Amount	Percent

	(dollars in thousands)

Noninterest-bearing demand deposits	$988,440	28.9%	$1,078,468	31.9%	$1,058,668	31.6%
Interest-bearing checking deposits	401,363	11.7%	293,568	8.7%	294,753	8.8%
Savings deposits	816,202	23.8%	833,360	24.6%	839,459	25.0%
Money market accounts	611,257	17.8%	665,988	19.7%	664,758	19.8%
Certificates of deposit	606,988	17.7%	509,273	15.0%	491,544	14.7%
Brokered deposits	3,491	0.1%	3,184	0.1%	4,005	0.1%
Total	$3,427,741	100%	$3,383,841	100%	$3,353,187	100%

The following table provides information on maturities of certificates of deposits which exceed FDIC insurance limits of $250,000 as of September 30, 2024:

	Time Deposits over FDIC	Portion of Time Deposits in
	Insurance Limits	Excess of FDIC Insurance Limits

	(dollars in thousands)
3 months or less remaining	$57,434	$25,434
Over 3 to 6 months remaining	64,049	34,799
Over 6 to 12 months remaining	25,770	12,270
Over 12 months or more remaining	16,324	5,824
Total	$163,577	$78,327

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

The following table summarizes securities sold under repurchase agreements, and the weighted average interest rates paid:

	Nine months ended	Year ended	Nine months ended
(dollars in thousands)	September 30, 2024	December 31, 2023	September 30, 2023
Average daily amount of securities sold under repurchase agreements during the period	$553	$36,833	$38,462
Weighted average interest rate on average daily securities sold under repurchase agreements	5.33%	4.92%	4.81%
Maximum outstanding securities sold under repurchase agreements at any month-end	$—	$75,747	$60,306
Securities sold under repurchase agreements at period end	$—	$75,747	$17,191
Weighted average interest rate on securities sold under repurchase agreements at period end	NA	5.31%	5.36%

Borrowings

The Company’s borrowings have historically consisted primarily of FHLB of Chicago advances collateralized by a blanket pledge agreement on the Company’s FHLB capital stock and retail and commercial loans held in the Company’s portfolio. There were $135.3 million and $35.3 million of advances outstanding from the FHLB at September 30, 2024 and December 31, 2023, respectively.

The total loans pledged as collateral were $1.45 billion and $1.49 billion at September 30, 2024 and December 31, 2023. There were no outstanding letters of credit from the FHLB at September 30, 2024 or December 31, 2023.

The following table summarizes borrowings from the FHLB, and the weighted average interest rates paid:

	Nine months ended	Year ended	Nine months ended
(dollars in thousands)	September 30, 2024	December 31, 2023	September 30, 2023
Average daily amount of borrowings outstanding during the period	$69,109	$30,697	$29,048
Weighted average interest rate on average daily borrowing	4.35%	3.92%	3.91%
Maximum outstanding borrowings at any month-end	$135,346	$36,577	$36,577
Borrowing outstanding at period end	$135,346	$35,270	$35,847
Weighted average interest rate on borrowing at period end	4.37%	3.59%	3.58%

Lines of credit and other borrowings.

During July 2020, the Company entered into subordinated note agreements with two separate commercial banks. As of September 30, 2024 and December 31, 2023, outstanding balances under these agreements totaled $6.0 million. These notes were issued with 10-year maturities, will carry interest at a fixed rate of 5.0% through June 30, 2025, and at a variable rate thereafter, payable quarterly. These notes are callable on or after January 1, 2026 and qualify for Tier 2 capital for regulatory purposes.

During August 2022, the Company entered into subordinated note agreements with an individual. As of September 30, 2024 and December 31, 2023, outstanding balances under these agreements totaled $6.0 million. These notes were issued with 10-year maturities, will carry interest at a fixed rate of 5.25% through August 6, 2027, and at a variable rate thereafter, payable quarterly. These notes are callable on or after August 6, 2027 and qualify for Tier 2 capital for regulatory purposes.

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

Securities available for sale consist of U.S. government sponsored agencies, obligations of states and political subdivision, mortgage-backed securities, and corporate notes. Securities classified as available for sale, which management has the intent and ability to hold for an indefinite period of time, but not necessarily to maturity, are carried at fair value, with unrealized gains and losses, net of related deferred income taxes, included in stockholders’ equity as a separate component of other comprehensive income. The fair value of securities available for sale totaled $128.4 million and included $0.2 gross unrealized gains and gross unrealized losses of $9.4 million at September 30, 2024. At December 31, 2023, the fair value of securities available for sale totaled $142.2 million and included gross unrealized gains of $0.1 million and gross unrealized losses of $12.2 million.

Securities classified as held to maturity consist of U.S. treasury securities and obligations of states and political subdivisions. These securities, which management has the intent and ability to hold to maturity, are reported at amortized cost. Securities held to maturity totaled $109.2 million at September 30, 2024 and $103.3 million at December 31, 2023.

The Company had recognized minimal net losses on sales of securities during the nine months ended September 30, 2024. The Company had recognized net losses on sales of securities of $0.1 million during the nine months ended September 30, 2023.

The following tables set forth the composition and maturities of investment securities as of September 30, 2024 and December 31, 2023. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

			After One, But		After Five, But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
At September 30, 2024	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)

	(dollars in thousands)
Available for sale securities
Obligations of U.S. Government sponsored agencies	$1,486	5.0%	$1,194	4.5%	$14,069	2.0%	$11,371	2.3%	$28,120	2.4%
Obligations of states and political subdivisions	342	4.9%	11,918	4.1%	17,399	3.2%	33,340	2.8%	62,999	3.2%
Mortgage-backed securities	12	4.0%	10,950	3.4%	7,907	4.4%	11,987	3.7%	30,856	3.8%
Corporate notes	—	—%	5,000	9.4%	9,609	3.3%	1,058	10.6%	15,667	5.7%
Total available for sale securities	$1,840	4.9%	$29,062	4.8%	$48,984	3.1%	$57,756	3.0%	$137,642	3.4%
Held to maturity securities
U.S. Treasury securities	$22,148	3.6%	$42,730	3.7%	$41,162	4.4%	$—	—	$106,040	4.0%
Obligations of states and political subdivisions	801	2.3%	2,395	2.7%	—	—%	—	—%	3,196	2.6%
Total held to maturity securities	$22,949	3.6%	$45,125	3.7%	$41,162	4.4%	$—	—%	$109,236	3.9%
Total	$24,789	3.7%	$74,187	4.1%	$90,146	3.7%	$57,756	3.0%	$246,878	3.6%

			After One, But		After Five, But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
At December 31, 2023	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)

	(dollars in thousands)
Available for sale securities
Obligations of U.S. Government sponsored agencies	$980	5.1%	$1,464	5.0%	$16,202	2.2%	$12,807	2.2%	$31,453	2.5%
Obligations of states and political subdivisions	—	—%	9,828	4.1%	14,542	3.5%	39,559	2.8%	63,929	3.1%
Mortgage-backed securities	3,579	2.6%	8,649	3.3%	11,788	4.1%	13,773	3.7%	37,789	3.6%
Corporate notes	4,995	3.3%	5,000	6.5%	9,119	3.4%	1,543	6.5%	20,657	4.4%
Certificates of deposit	490	1.3%	—	—%	—	—%	—	—%	490	1.3%
Total available for sale securities	$10,044	3.1%	$24,941	4.4%	$51,651	3.2%	$67,682	2.9%	$154,318	3.3%
Held to maturity securities
U.S. Treasury securities	$16,816	3.4%	$60,714	3.6%	$21,643	4.7%	$—	—%	99,173	3.8%
Obligations of states and political subdivisions	956	2.7%	2,324	2.5%	871	3.0%	—	—%	4,151	2.6%
Total held to maturity securities	$17,772	3.4%	$63,038	3.6%	$22,514	4.6%	$—	—%	$103,324	3.8%
Total	$27,816	3.3%	$87,979	3.8%	$74,165	3.7%	$67,682	2.9%	$257,642	3.5%
(1)	Weighted Average Yield is shown on a fully taxable equivalent basis using a federal tax rate of 21% and includes the amortization of premiums and discounts.

As of September 30, 2024 and December 31, 2023, no allowance for credit losses on securities AFS was recognized. The Company does not consider its securities AFS with unrealized losses to be attributable to credit-related factors, as the unrealized losses in each category have occurred as a result of changes in noncredit-related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. Furthermore, as of September 30, 2024, the Company did not have the intent to sell any of these securities AFS and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost.

The Company does not believe there are any expected credit losses in its HTM securities portfolio at September 30, 2024 or December 31, 2023. All U.S. Treasury securities have the full faith and credit backing of the United States government and the amount of obligations of states and political subdivisions in an unrealized loss position is immaterial to the financial statements.

As of September 30, 2024, 184 debt securities had gross unrealized losses, with an aggregate depreciation of 3.0% from our amortized cost basis. The largest unrealized loss percentage of any single security was 20.1% (or $0.8 million) of its amortized cost. The largest unrealized dollar loss of any security was $0.8 million (or 20.1%).

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

Our liquidity is maintained through our investment portfolio, deposits, borrowings from the FHLB, and lines available from correspondent banks. Our highest priority is placed on growing noninterest bearing deposits through strong community involvement in the markets that we serve. Borrowings and brokered deposits are considered short-term supplements to our overall liquidity but are not intended to be relied upon for long-term needs. The Company currently has $1.67 billion in availability between borrowings and brokered deposits for future funding if liquidity needs were to develop. We believe that our present position is adequate to meet our current and future liquidity needs, and management knows of no trend or event that will have a material impact on the Company’s ability to maintain liquidity at satisfactory levels.

Capital Adequacy. Total stockholders’ equity was $628.9 million at September 30, 2024 compared to $619.8 million at December 31, 2023.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, requires the federal bank regulatory agencies to take “prompt corrective action” regarding depository institutions that do not meet minimum capital requirements. FDICIA establishes five regulatory capital tiers: “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized”. A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. The FDICIA imposes progressively more restrictive restraints on operations, management and capital distributions, depending on the category in which an institution is classified. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions may not accept brokered deposits absent a waiver from the FDIC, are subject to growth limitations and are required to submit capital restoration plans for regulatory approval. A depository institution’s holding company must guarantee any required capital restoration plan, up to an amount equal to the lesser of 5 percent of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. Federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. All of the federal bank regulatory agencies have adopted regulations establishing relevant capital measures and relevant capital levels for federally insured depository institutions. The Bank was well capitalized at September 30, 2024, and brokered deposits are not restricted.

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

Federal banking regulators have issued risk-based capital guidelines, which assign risk factors to asset categories and off-balance-sheet items. The following table reflects capital ratios computed utilizing the implemented Basel III regulatory capital framework discussed above:

					Minimum Capital Required		Minimum To Be Well-
			Minimum Capital		for Capital Adequacy Plus		Capitalized Under prompt
			Required for Capital		Capital Conservation Buffer		corrective Action
	Actual		Adequacy		Basel III Phase-In Schedule		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
At September 30, 2024
Bank First Corporation:
Total capital (to risk-weighted assets)	$495,493	13.9%	$285,833	8.0%	$375,156	10.5%	N/A	N/A
Tier I capital (to risk-weighted assets)	442,697	12.4%	214,375	6.0%	303,698	8.5%	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	442,697	12.4%	160,781	4.5%	250,104	7.0%	N/A	N/A
Tier I capital (to average assets)	442,697	10.9%	161,935	4.0%	161,935	4.0%	N/A	N/A
Bank First, N.A:
Total capital (to risk-weighted assets)	$434,920	12.2%	$285,664	8.0%	$374,934	10.5%	$357,080	10.0%
Tier I capital (to risk-weighted assets)	394,124	11.0%	214,248	6.0%	303,518	8.5%	285,664	8.0%
Common equity tier I capital (to risk-weighted assets)	394,124	11.0%	160,686	4.5%	249,956	7.0%	232,102	6.5%
Tier I capital (to average assets)	394,124	9.7%	161,835	4.0%	161,835	4.0%	202,294	5.0%
At December 31, 2023
Bank First Corporation:
Total capital (to risk-weighted assets)	$484,398	14.0%	$276,904	8.0%	$363,437	10.5%	N/A	N/A
Tier I capital (to risk-weighted assets)	437,979	12.7%	207,678	6.0%	294,211	8.5%	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	433,979	12.5%	155,759	4.5%	242,291	7.0%	N/A	N/A
Tier I capital (to average assets)	437,979	11.1%	158,581	4.0%	158,581	4.0%	N/A	N/A
Bank First, N.A:
Total capital (to risk-weighted assets)	$446,634	12.9%	$276,726	8.0%	$363,202	10.5%	$345,907	10.0%
Tier I capital (to risk-weighted assets)	412,215	11.9%	207,544	6.0%	294,021	8.5%	276,726	8.0%
Common equity tier I capital (to risk-weighted assets)	412,215	11.9%	155,658	4.5%	242,135	7.0%	224,840	6.5%
Tier I capital (to average assets)	412,215	10.4%	158,585	4.0%	158,585	4.0%	198,231	5.0%

As previously mentioned, the Company carried $12.0 million of subordinated debt as of September 30, 2024 and December 31, 2023, which qualifies as Tier II capital, and $4.0 million of junior subordinated debt as of December 31, 2023, which qualified as Tier I capital. These amounts are included in total capital for the Company in the tables above.

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

Loan commitments and standby and direct pay letters of credit do not necessarily represent our future cash requirements because while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. Our off-balance sheet arrangements at the dates indicated were as follows:

	Amounts of Commitments Expiring - By Period as of September 30, 2024
		Less Than One	One to Three	Three to Five
Other Commitments	Total	Year	Years	Years	After Five Years

	(dollars in thousands)
Unused lines of credit	$761,899	$388,580	$131,188	$38,998	$203,133
Standby and direct pay letters of credit	15,447	13,840	809	615	183
Credit card arrangements	22,884	—	—	—	22,884
Total commitments	$800,230	$402,420	$131,997	$39,613	$226,200

	Amounts of Commitments Expiring - By Period as of December 31, 2023
		Less Than	One to	Three to	After Five
Other Commitments	Total	One Year	Three Years	Five Years	Years

	(dollars in thousands)
Unused lines of credit	$799,398	$369,800	$129,181	$66,070	$234,347
Standby and direct pay letters of credit	9,785	7,615	1,407	580	183
Credit card arrangements	21,213	—	—	—	21,213
Total commitments	$830,396	$377,415	$130,588	$66,650	$255,743

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

As of September 30, 2024:

Change in Interest Rates	Percentage Change in
(in Basis Points)	Net Interest Income
+400	(5.2)%
+300	(3.6)%
+200	(2.5)%
+100	(1.2)%
-100	(1.4)%

As of December 31, 2023:

Change in Interest Rates	Percentage Change in
(in Basis Points)	Net Interest Income
+400	0.1%
+300	0.1%
+200	0.1%
+100	0.2%
-100	(0.1)%

The increased sensitivity to changes in interest rates noted at September 30, 2024 was the result of management’s reconsideration of interest rate betas for its loan and deposit products during the third quarter of 2024.

Economic Value of Equity Analysis. We also analyze the sensitivity of the Company’s financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between estimated changes in the present value of the Company’s assets and estimated changes in the present value of the Company’s liabilities assuming various changes in current interest rates. The Company’s economic value of equity analysis as of September 30, 2024 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Company would experience a 3.18% increase in the economic value of equity. At the same date, our analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, the Company would experience a 3.02% decrease in the economic value of equity. The estimates of changes in the economic value of our equity require us to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on the economic value of our equity. Although our economic value of equity analysis provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of our equity and will differ from actual results.

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

Changes in Internal Control Over Financial Reporting

No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

We are a party to various litigation in the normal course of business. Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on our financial position, results of operations or liquidity.

ITEM 1A.     RISK FACTORS

Additional information regarding risk factors appears in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements” of this Form 10-Q and in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes during the quarterly period ended September 30, 2024 to the risk factors previously disclosed in the Company’s Annual Report.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.
(b)	None.
(c)	Issuer Purchases of Equity Securities

On February 21, 2024, the Company renewed its share repurchase program, pursuant to which the Company may repurchase up to $30 million of its common stock, par value $0.01 per share, for a period of one (1) year, ending on February 20, 2025. The program was announced in a Current Report on Form 8-K on February 21, 2024. The table below sets forth information regarding repurchases of our common stock during the third quarter of 2024 under that program as well as pursuant to the 2020 Equity Plan and other repurchases.

			Total Number	Maximum Number
			of Shares Repurchased as	of Shares
			Part of	that May Yet Be
	Total Number of Shares	Average Price Paid per	Publicly Announced	Purchased Under the
(in thousands, except per share data)	Repurchased	Share(1)	Plans or Programs	Plans or Programs(2)
July 2024	20,748	$82.00	20,748	175,611
August 2024	—	—	—	175,611
September 2024	—	—	—	175,611
Total	20,748	$82.00	20,748	175,611
(1)	The average price paid per share is calculated on a trade date basis for all open market transactions and excludes commissions and other transaction expenses.
(2)	Based on the closing per share price as of September 30, 2024 ($90.70).

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

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.       MINE SAFETY DISCLOSURES

None.

ITEM 5.       OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

For the quarter ended September 30, 2024, there were no trading arrangements for the sale or purchases of Company securities adopted, terminated or for which the amount, pricing or timing provisions were modified by our directors and officers that was either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”) or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

BANK FIRST CORPORATION

DATE:	November 12, 2024	BY:	/s/Kevin M. LeMahieu
Kevin M. LeMahieu
Chief Financial Officer
(Principal Financial and Accounting Officer)