Form 10-K
period 2024-12-31
Bank First Corp
filed 2025-02-28
CIK 1746109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

As of June 30, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s common stock held by non-affiliates of the registrant was $815 million, based on the closing sales price of $83.20 per share as reported on the Nasdaq Capital Market.

As of February 28, 2025, 9,994,639 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information required by Part III of this Annual Report are incorporated by reference from the Registrant’s definitive Proxy Statement for the 2025 annual meeting of shareholders to be filed with Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report.

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

These forward-looking statements are not historical facts, and are based upon current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. The inclusion of these forward-looking statements should not be regarded as a representation by us or any other person that such expectations, estimates and projections will be achieved. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict and that are beyond our control. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date of this Annual Report, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

●	the impact of current and future economic and market conditions generally (including seasonality) and in the financial services industry, nationally and within our primary market areas (particularly Wisconsin), including the effects of inflationary pressures, changes in interest rates, slowdowns in economic growth, and the potential for high unemployment rates, as well as the financial stress on borrowers and changes to customer and client behavior (including the velocity and levels of deposit withdrawals and loan repayment) and credit risk as a result of the foregoing;
●	the risks of changes in interest rates on the level and composition of deposits (as well as the cost of, and competition for, deposits), loan demand, liquidity and the values of loan collateral, securities and market fluctuations, and interest rate sensitive assets and liabilities;
●	the risk that our cost of funding could increase in the event we are unable to continue to attract stable and cost-efficient deposits;
●	prolonged periods of high inflation and their effects on our business, profitability, and our stock price;
●	concentration of our loan portfolio in real estate loans and changes in the prices, values and sales volumes of commercial and residential real estate;
●	weakness in the real estate market, including the secondary residential mortgage market, which can affect, among other things, the value of collateral securing mortgage loans, mortgage loan originations and delinquencies, profits on sales of mortgage loans, and the value of mortgage servicing rights;
●	the concentration of our business within our geographic areas of operation in Wisconsin;
●	governmental monetary and fiscal policies, including interest rate policies of the Board of Governors of the Federal Reserve, as well as legislative, tax and regulatory changes, including those that impact the money supply and inflation and the possibility that the U.S. could default on its debt obligations;

●	the risk that a future economic downturn and contraction could have a material adverse effect on our capital, financial condition, credit quality, results of operations and future growth;
●	the credit risks of lending activities, including our ability to estimate credit losses and the allowance for credit losses, as well as the effects of changes in the level of, and trends in, loan delinquencies and write-offs;
●	the risk that our asset quality may deteriorate or that our allowance for credit losses may prove to be inadequate or may be negatively affected by credit risk exposures;
●	disruptions to the credit and financial markets, either nationally or globally;
●	increased competition in the banking and mortgage banking industry, nationally, regionally or locally, including competition from nontraditional banking institutions such as Fintechs;
●	our ability to realize the expected benefits from our strategic initiatives or other operational and execution goals in the time period expected, which could negatively affect our future profitability;
●	our ability to maintain our operating efficiency;
●	failure to keep pace with technological change or difficulties when implementing new technologies;
●	our ability to attract and maintain business banking relationships with well-qualified businesses, real estate developers and investors with proven track records in our market areas;
●	our ability to attract sufficient loans that meet prudent credit standards, including in our commercial and industrial and owner-occupied commercial real estate loan categories;
●	our ability to comply with applicable capital and liquidity requirements, including our ability to generate liquidity internally or raise capital on favorable terms, including continued access to the debt and equity capital markets;
●	our inability to receive dividends from our bank subsidiary and to service debt, pay dividends to our common shareholders, repurchase our shares of common stock and satisfy obligations as they become due;
●	restrictions or limitations on access to funds from historical and alternative sources of liquidity could adversely affect our overall liquidity, which could restrict our ability to make payments on our obligations and our ability to support asset growth and sustain our operations and the operations of the Bank;
●	inability of our risk management framework to effectively mitigate credit risk, interest rate risk, liquidity risk, price risk, compliance risk, cybersecurity risk, operational risk, strategic risk and reputational risk, including by virtue of our relationships with third-party business partners and other service providers;
●	our business relationships with, and reliance upon, third parties that have strategic partnerships with us or that provide key components of our business infrastructure, including the costs of services and products provided to us by third parties, and disruptions in service or financial difficulties with a third-party vendor or business relationship;
●	our ability to oversee the performance of third-party service providers that provide material services to our business;
●	our ability to maintain expenses in line with current projections;
●	our dependence on our management team and our ability to motivate and retain our management team;
●	our ability to attract and retain qualified employees;
●	we may not be able to identify suitable bank and non-bank acquisition opportunities as part of our growth strategy and even if we are able to identify attractive acquisition opportunities, we may not be able to complete such transactions on favorable terms or realize the anticipated benefits from such acquisitions;
●	the risk that the regulatory environment may not be conducive to, or may prohibit the consummation of, future mergers and/or business combinations, may increase the length of time and amount of resources required to consummate such transactions, and the potential to reduce anticipated benefits from such mergers or combinations;
●	system failures, including as a result of cyberattacks, or failures to prevent breaches of our network security;

●	data processing system failures and errors;
●	fraudulent and negligent acts by our clients, employees or vendors;
●	our financial reporting controls and procedures’ ability to prevent or detect all errors or fraud;
●	our ability to identify and address potential cybersecurity risks, which may be exacerbated by recent developments in generative artificial intelligence, including brute force attacks (i.e., credential stuffing), ransomware or other malware, “denial-of-service” attacks, “hacking” and identify theft, a failure of which could disrupt our business and result in the disclosure of and/or misuse or misappropriation of confidential or proprietary information, disruption or damage to our systems, increased costs, losses, or adverse effects to our reputation;
●	our current and future information technology system enhancements and operational initiatives may not be successfully implemented, which could negatively impact our operations;
●	we may be required to make substantial expenditures to keep pace with regulatory initiatives and the rapid technological changes in the financial services industry;
●	fluctuations in the market value and its impact on our stock price and the securities held in our securities portfolio;
●	the adequacy of our reserves and the appropriateness of our methodology for calculating such reserves;
●	increased credit losses or impairment of goodwill and other intangibles;
●	the makeup of our asset mix and investments;
●	our focus on small and mid-sized businesses;
●	the institution and outcome of litigation and other legal proceeding against us or to which we become subject;
●	changes in our accounting standards;
●	the impact of recent and future legislative and regulatory changes;
●	uncertainties surrounding geopolitical events, trade policy, taxation policy, and monetary policy which continue to impact the outlook for future economic growth, including U.S. imposition of tariffs against Mexico, Canada, and China and consideration of responsive actions by these nations or the expansion of import fees and tariffs among a larger group of nations, which is bringing greater ambiguity to the outlook for future economic growth;
●	the potential implementation of a regulatory reform agenda under the new presidential administration that is significantly different than that of the prior administration, impacting rulemaking, supervision, examination and enforcement priorities of the federal banking agencies;
●	examinations by our regulatory authorities;
●	changes in the scope and cost of Federal Deposit Insurance Corporation (“FDIC”) insurance and other coverage;
●	political instability, acts of God, or of war or terrorism, natural disasters, including in the Company’s footprint, health emergencies, epidemics or pandemics, or other catastrophic events that may affect general economic conditions;
●	risks related to diversity, equity and inclusion (“DEI”) and environmental, social and governance (“ESG”) strategies and initiatives, the scope and pace of which could alter Bank First’s reputation and shareholder, associate, customer and third-party affiliations or result in litigation in connection with anti-DEI and anti-ESG laws, rules or activism;
●	the impact of recent adverse developments in the banking industry, highlighted by high-profile bank failures, on customer confidence, liquidity and regulatory responses to these developments (including increases in the cost of our deposit insurance assessments and increased regulatory scrutiny), the Company's ability to effectively manage its liquidity risk and any growth plans, and the availability of capital and funding; and
●	other factors and risks described under the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections herein.

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

As of December 31, 2024, we had total consolidated assets of $4.50 billion, total loans of $3.52 billion, total deposits of $3.66 billion and total stockholders’ equity of $639.7 million. The Bank employed approximately 366 full-time equivalent employees (“FTE”), and had an average assets-to-FTE ratio of approximately $11.5 million for the year ended December 31, 2024. For more information, see the Bank’s website at www.bankfirst.com.

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

Our strategic priorities are organized around the CAMELS ratings, including Capital, Asset Quality, Management, Earnings, Liquidity, and Sensitivity to Market Risk. We have also added a sixth category to prioritize our strategic goals surrounding Information Technology. Under the heading of Capital, our priorities include (i) growing capital through strong earnings, (ii) assessing and monitoring short and long term capital goals, and (iii) deploying capital in the best interest of our shareholders. Under the heading of Asset Quality, our top priority is maintaining a strong credit culture. Under the heading of Management, our priorities are (i) to evaluate our talent to ensure alignment with core competencies, (ii) sustain and build upon employee engagement, and (iii) to maintain a robust vendor management program. Under the heading of Earnings, our priorities include (i) growing and strengthening relationships, and (ii) evaluating and pursuing prudent acquisitions and de novo growth. Under the Liquidity heading, our priorities are (i) ensure that liquidity levels are adequate for anticipated needs, and (ii) to maintain a relationship-centric customer portfolio. Under the heading of Sensitivity to Market Risk, our priorities include (i) minimizing optionality, and (ii) maintaining rate neutrality. Finally, under the heading of Information Technology, our strategic priorities include (i) advancing our digital strategy to match internal and external customer expectations, (ii) enhancing the flexibility in our core environment, (iii) monitoring the current cybersecurity environment, and (iii) training employees on cybersecurity risk and prudent responses.

Market Area

Bank First is a full-service community bank, offering business and retail products and services in communities throughout Wisconsin. Our branches are located in Brown, Columbia, Dane, Fond du Lac, Jefferson, Manitowoc, Monroe, Outagamie, Ozaukee, Shawano, Sheboygan, Waupaca, and Winnebago counties. Our main office is located at 402 N. 8th Street, Manitowoc, Wisconsin. Based on the deposit market share reports published by the FDIC on June 30, 2024, Bank First ranked in the top three of market share in five of the fourteen counties in which its branches are located.

The fourteen counties in which the Bank has offices have an estimated aggregate population of 1,894,606, based on 2020 U.S. Census data, and total deposits of approximately $62.5 billion as of June 30, 2024, according to the most recent data published by the FDIC.

Competition

The banking business is highly competitive, and we face competition in our market areas from many other local, regional, and national financial institutions. Competition among financial institutions is based on interest rates offered on deposit accounts, interest rates charged on loans, other credit and service charges relating to loans, the quality and scope of the services rendered, the convenience of banking facilities, and, in the case of loans to commercial borrowers, relative lending limits. We compete with commercial banks, credit unions, savings institutions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other mutual funds, fintech companies, as well as regional and national financial institutions that operate offices in our market areas and elsewhere. The competing major commercial banks have greater resources that may provide them a competitive advantage by enabling them to maintain numerous branch offices, mount extensive advertising campaigns and invest in new technologies. In addition, competition from nontraditional banking institutions, often known as fintech and non-bank lenders, continues to increase and accelerate, with consumers and businesses having the opportunity to select from a growing variety of traditional and nontraditional alternatives. The ability of such non-banking financial institutions to provide services previously limited to commercial banks has intensified competition. Because non-banking financial institutions are not subject to many of the same regulatory restrictions as banks and bank holding companies, they can often operate with greater flexibility and lower cost structures. These competitors have been successful in developing products that are in direct competition with or are alternatives to the banking services offered by traditional banking institutions. The increasingly competitive environment is the result of changes in regulation, changes in technology and product delivery systems, additional financial service providers, and the accelerating pace of consolidation among financial services providers.

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

Our Business

General

We emphasize a range of lending services, including commercial and residential real estate loans, construction and development loans, commercial and industrial loans, and consumer loans. Our customers are generally individuals, small to medium-sized businesses and professional firms that are located in or conduct a substantial portion of their business in our market areas. At December 31, 2024, we had total loans receivable of $3.52 billion, representing approximately 78.3% of our total assets. As of December 31, 2024, we had 32 nonaccrual loans totaling approximately $6.8 million, or 0.2% of total loans. For additional discussion related to nonperforming loans, see the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section as well as the notes to the consolidated financial statements.

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

Credit Administration and Loan Review

Our loan review consists of both commercial and retail review where loan files are reviewed and risk ratings are validated. Both are fully outsourced to a firm that specializes in file review and risk rating. Our policy for reviewing commercial credit files consisted of selecting a percentage of specific files on an annual basis as defined in our loan review plan, and reviewing them for risk rating and policy compliance. Our goal is to review every commercial relationship of $750,000 or more at least once in a five-year period. Our retail review consists of selecting a percentage of specific files on an annual basis, and reviewing them for policy compliance. Results of completed loan reviews are disclosed in writing, along with management responses, to the Loan Committee.

Lending Limits

Our lending activities are subject to a variety of lending limits imposed by federal law. In general, the Bank is subject to a base legal limit on loans to a single borrower equal to 15 percent of the Bank’s capital and unimpaired surplus, plus an additional 10 percent of the Bank’s capital and surplus, if the amount that exceeds the 15 percent general limit is fully secured by readily marketable collateral. This legal lending limit will increase or decrease as the Bank’s level of capital increases or decreases. In addition to the legal lending, management and the board of directors have established a more conservative, internal lending limit. The Bank’s legal and internal lending limits are a safety and soundness measure intended to prevent one person or a relatively small and economically related group of persons from borrowing an unduly large amount of the Bank’s funds. It is also intended to safeguard the Bank’s depositors by diversifying the risk of credit losses among a relatively large number of creditworthy borrowers engaged in various types of businesses. Based upon the capitalization of the Bank at December 31, 2024, the Bank’s base legal lending limit was $65.6 million and the Bank’s internal lending limit was $52.5 million. Our board of directors will adjust the internal lending limit as deemed necessary to continue to mitigate risk and serve the Bank’s clients. We are also able to sell participations in our larger loans to other financial institutions, which allows us to manage the risk involved in these loans and to meet the lending needs of our clients requiring extensions of credit in excess of these limits.

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

As of December 31, 2024, loans secured by real estate made up approximately $2.67 billion, or 75.8%, of our loan portfolio. These loans generally will fall into one of two categories:

●	Commercial Real Estate. Commercial real estate loans generally have terms of 10 years or less, although payments may be structured on a longer amortization basis. We evaluate each borrower on an individual basis and attempt to determine their business risks and credit profile. We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied industrial, office, and retail buildings where the loan-to-value ratio, established by independent appraisals, does not generally exceed 85% of cost or appraised value. We also generally require that a borrower’s cash flow exceed 110% of monthly debt service obligations. In order to ensure secondary sources of payment and liquidity to support a loan request, we typically review all of the personal financial statements of the principal owners and require their personal guaranties. Commercial real estate loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the property to service the debt. Because our loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our levels of nonperforming assets. As of December 31, 2024, commercial real estate loans made up approximately $1.75 billion or 49.9% of our loan portfolio.

●	Residential Mortgage Loans and Home Equity Loans. We originate and hold short-term and long-term first mortgages and traditional second mortgage residential real estate loans. Generally, we limit the loan-to-value ratio on our residential real estate loans to 90%. We offer fixed and adjustable rate residential real estate loans with terms of up to 30 years. We also offer a variety of lot loan options to consumers to purchase the lot on which they intend build their home. We also offer traditional home equity loans and lines of credit. Our underwriting criteria for, and the risks associated with, home equity loans and lines of credit are generally the same as those for first mortgage loans. Home equity loans typically have terms of 20 years or less. We generally limit the extension of credit to 90% of the available equity of each property. As of December 31, 2024, residential mortgage loans and home equity loans made up approximately $913.2 million or 26.0% of our loan portfolio.

Commercial and Industrial Loans

We have significant expertise in small to middle market commercial and industrial lending. Our success is the result of our product and market expertise, and our focus on delivering high-quality, customized and quick turnaround service for our clients due to our focus on maintaining an appropriate balance between prudent, disciplined underwriting, on the one hand, and flexibility in our decision making and responsiveness to our clients, on the other hand, which has allowed us to grow our commercial and industrial loan portfolio while maintaining strong asset quality. As of December 31, 2024, commercial and industrial loans made up approximately $500.4 million or 14.2% of our loan portfolio.

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

We attempt to reduce risk associated with construction and development loans by obtaining personal guaranties and by keeping the maximum loan-to-value ratio at or below 85% of the lesser of cost or appraised value, depending on the project type. Generally, we do not have interest reserves built into loan commitments but require periodic cash payments for interest from the borrower’s cash flow. As of December 31, 2024, construction and development loans made up approximately $278.0 million or 7.9% of our loan portfolio.

Consumer Loans

We make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit. Consumer loans are underwritten based on the borrower’s income, current debt level, past credit history, and the availability and value of collateral. Consumer rates are both fixed and variable, with negotiable terms. Our installment loans typically amortize over periods up to seven years. Although we typically require monthly principal and interest payments on our loan products, we will offer consumer loans at interest only with a single maturity date when a specific source of repayment is available. Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value than real estate.  As of December 31, 2024, consumer loans made up approximately $55.4 million or 1.6% of our loan portfolio.

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

Our investment portfolio is comprised primarily of U.S. government securities, mortgage-backed securities backed by government-sponsored entities, corporate notes, and taxable and tax-exempt municipal securities.

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

Human Capital Resources

Our Company culture emphasizes our longstanding dedication to being respectful to others and having a workforce that is representative of the communities we serve. Embracing inclusivity and a sense of belonging is at the core of our values, recognizing that diverse perspectives, backgrounds, and experiences strengthen our ability to meet the needs of our associates, communities, clients and shareholders. We believe in attracting, retaining and promoting quality talent and recognize that diversity makes us stronger as a Company. Our talent acquisition teams partner with hiring managers in sourcing and presenting a diverse slate of qualified candidates to strengthen our organization. All of our employees are chosen on the basis of their qualifications and merit.

We believe employees to be our greatest asset and that our future success depends on our ability to attract, retain and develop a qualified workforce representative of the customers and communities we serve. Professional development is a key priority, which is facilitated through our many corporate development initiatives including extensive training programs, corporate mentoring, leadership programs, and educational reimbursement.

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

Bank First currently has approximately 366 FTEs. As of December 31, 2024, approximately 73% of our employees self-identified as female and approximately 7% self-identified as people of color. Our talent acquisition, development, and retention focus was on rewarding merit and achievement while nurturing and progressing skilled talent across various segments of the Bank. One-third (33%) of our Board members and 42% of our Senior Management team identify as female. None of our employees are represented by any collective bargaining unit or is a party to a collective bargaining agreement. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.

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

Governance and Financial Reporting Obligations. We are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the SEC, the Public Company Accounting Oversight Board (“PCAOB”), and Nasdaq. In particular, we are required to include management and independent registered public accounting firm reports on internal controls as part of our Annual Report on Form 10- K in order to comply with Section 404 of the Sarbanes-Oxley Act. We have evaluated our controls, including compliance with the SEC rules on internal controls, and have and expect to continue to spend significant amounts of time and money on compliance with these rules. Our failure to comply with these internal control rules may materially adversely affect our reputation, ability to obtain the necessary certifications to financial statements, and the values of our securities. The assessments of our financial reporting controls as of December 31, 2024 are included in this report under “Item 9A. Controls and Procedures.”

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

Incentive Compensation.   The Dodd-Frank Act required the banking agencies and the SEC to establish joint rules or guidelines for financial institutions with more than $1 billion in assets, such as us and the Bank, which prohibit incentive compensation arrangements that the agencies determine to encourage inappropriate risks by the institution. The banking agencies issued proposed rules in 2011 and previously issued guidance on sound incentive compensation policies. In 2016, the Federal Reserve and the OCC also proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2024, these rules have not been implemented. We and the Bank have undertaken efforts to ensure that our incentive compensation plans do not encourage inappropriate risks, consistent with three key principles— that incentive compensation arrangements should appropriately balance risk and financial rewards, be compatible with effective controls and risk management, and be supported by strong corporate governance.

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

Other Regulatory Matters.   We and our subsidiaries are subject to oversight by the SEC, the Financial Industry Regulatory Authority (“FINRA”), the PCAOB, Nasdaq and various state securities regulators. We and our subsidiaries have from time to time received requests for information from regulatory authorities in various states, including state attorneys general, securities regulators and other regulatory authorities, concerning our business practices. Such requests are considered incidental to the normal conduct of business.

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

In addition, the capital rules require a capital conservation buffer of CET1 of 2.5% above each of the minimum risk-based capital ratio requirements (CET1, Tier 1, and total risk-based capital), which is designed to absorb losses during periods of economic stress. These buffer requirements must be met for a bank to be able to pay dividends, engage in share buybacks or make discretionary bonus payments to executive management without restriction.

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

Failure to be well-capitalized or to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on our operations or financial condition. For example, only a well-capitalized depository institution may accept brokered deposits without prior regulatory approval. Failure to be well-capitalized or to meet minimum capital requirements could also result in restrictions on the Bank’s ability to pay dividends or otherwise distribute capital or to receive regulatory approval of applications or other restrictions on its growth. The Bank was well capitalized at December 31, 2024, and brokered deposits are not restricted.

In 2024, the Company and Bank’s regulatory capital ratios were above the applicable well-capitalized standards and met the then-applicable capital conservation buffer. Based on current estimates, we believe that the Company and Bank will continue to exceed all applicable well-capitalized regulatory capital requirements and the capital conservation buffer in 2025.

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

On December 21, 2018, federal banking agencies issued a joint final rule to revise their regulatory capital rules to (i) address the upcoming implementation of the “current expected credit losses” (“CECL”) accounting standard under GAAP; (ii) provide an optional three-year phase-in period for the day-one adverse regulatory capital effects that banking organizations are expected to experience upon adopting CECL; and (iii) require the use of CECL in stress tests beginning with the 2020 capital planning and stress testing cycle for certain banking organizations. For more information regarding Accounting Standards Update No. 2016-13, which introduced CECL as the methodology to replace the current “incurred loss” methodology for financial assets measured at amortized cost, and changed the approaches for recognizing and recording credit losses on available-for-sale debt securities and purchased credit impaired financial assets, including the required implementation date for the Company, see the notes to the Company’s consolidated financial statements for the year ended December 31, 2024.

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

In addition, as discussed in more detail below, the Bank and any other of our subsidiaries that offer consumer financial products and services are subject to regulation and potential supervision by the Consumer Financial Protection Bureau (“CFPB”). Authority to supervise and examine the Company and the Bank for compliance with federal consumer laws remains largely with the Federal Reserve and the OCC, respectively. However, the CFPB may participate in examinations on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary regulators. The CFPB also may participate in examinations of our other direct or indirect subsidiaries that offer consumer financial products or services. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB, and state attorneys general are permitted to enforce certain federal consumer financial protection rules adopted by the CFPB. As the Company and the Bank each had less than $10 billion in consolidated assets in 2024, they are not subject to the routine supervision of the CFPB, but this may change in the future as the Company and the Bank grow.

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

On October 24, 2023, the Office of the Comptroller of the Currency (“OCC”), Federal Reserve, and FDIC issued a final rule to modernize their respective CRA regulations. The revised rules substantially alter the methodology for assessing compliance with the CRA, with material aspects taking effect January 1, 2026, and revised data reporting requirements taking effect January 1, 2027. Among other things, the revised rules evaluate lending outside traditional assessment areas generated by the growth of non-branch delivery systems, such as online and mobile banking, apply a metrics-based benchmarking approach to assessment, and clarify eligible CRA activities. The final rules were challenged in federal court and a preliminary injunction was granted in March 2024 enjoining implementation of the rules.  The effective dates will be extended for each day the injunction remains in place, pending the resolution of the lawsuit. If the final rules are reinstated, they are likely to make it more challenging and/or costly for the Bank to receive a rating of at least “satisfactory” on its CRA exam.

Privacy and Data Security.   The GLB generally prohibits disclosure of consumer information to non-affiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of consumer privacy than the GLB. The GLB also directed federal regulators, including the FDIC and the OCC, to prescribe standards for the security of consumer information. The Bank is subject to such standards, as well as standards for notifying customers in the event of a security breach. Under federal law, the Bank must disclose its privacy policy to consumers, permit customers to opt out of having nonpublic customer information disclosed to third parties in certain circumstances, and allow customers to opt out of receiving marketing solicitations based on information about the customer received from another subsidiary. States may adopt more extensive privacy protections. We are similarly required to have an information security program to safeguard the confidentiality and security of customer information and to ensure proper disposal. Customers must be notified when unauthorized disclosure involves sensitive customer information that may be misused. The federal banking agencies additionally require banks to notify their regulators within 36 hours of a “computer-security incident” that rises to the level of a “notification incident.” The SEC has also adopted rules requiring registrants such as the Bank to disclose material cybersecurity incidents they experience and to disclose on an annual basis material information regarding their cybersecurity risk management, strategy and governance. See Item 1C for further discussion of the Bank’s processes for assessing, identifying and managing materials risks from cybersecurity threats.

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

We are operating in an uncertain economic environment. Our business and financial performance are vulnerable to weak economic conditions in the financial markets generally and specifically in the state of Wisconsin, the principal market in which we conduct business. A deterioration in economic conditions in the global and financial markets as well as our primary market areas caused by inflation, recession, pandemics, outbreaks of hostilities or other international or domestic occurrences, unemployment, trade policies and tariffs, plant or business closings or downsizing, changes in securities markets or other factors could result in the following consequences, any of which could materially and adversely affect our business: increased loan delinquencies; problem assets and foreclosures; significant write-downs of asset values; lower demand for our products and services; reduced low cost or noninterest-bearing deposits; intangible asset impairment; and collateral for loans made by us, especially real estate, may decline in value, in turn reducing our customers’ ability to repay outstanding loans, and reducing the value of assets and collateral associated with our existing loans. In addition, regulatory scrutiny of the industry has increased and could continue to increase, leading to increased regulation of the industry that could lead to a higher cost of compliance, limit our ability to pursue business opportunities and increase our exposure to litigation or fines.

Additionally, all of our operating locations are within the state of Wisconsin, and a significant majority of our loans and deposits are made to borrowers or received from depositors who live and/or primarily conduct business in Wisconsin. Therefore, our success will depend in large part upon the general economic conditions in this area, which we cannot predict with certainty. This geographic concentration imposes risks from lack of geographic diversification, as adverse economic developments in Wisconsin, among other things, could affect the volume of loan originations, increase the level of nonperforming assets, increase the rate of foreclosure losses on loans and reduce the value of our loans and loan servicing portfolio. Any regional or local economic downturn that affects Wisconsin or existing or prospective borrowers or property values in such areas may affect us and our profitability more significantly and adversely than our competitors whose operations are less geographically concentrated.

Moreover, the financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict or trade wars. Sanctions or tariffs imposed by the United States and other countries in response to such conflict could further adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability.

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

Beginning in early 2022, in response to growing signs of inflation, the FRB increased interest rates rapidly and made a number of adjustments to monetary policy and liquidity, including quantitative tightening and other balance sheet actions. Beginning in the third quarter of 2024, the FRB began slowly decreasing interest rates, with future interest rate changes, either increases or decreases uncertain, and dependent on the Federal Reserve's assessment of economic conditions and inflation. Further, the FRB has increased the benchmark rapidly and has announced an intention to take further actions to mitigate rising inflationary pressures. Rising interest rates can have a negative impact on our business by reducing the amount of money our clients borrow or by adversely affecting their ability to repay outstanding loan balances that may increase due to adjustments in their variable rates. In addition, as interest rates rise, we may have to offer more attractive interest rates to depositors to compete for deposits, or pursue other sources of liquidity, such as wholesale funds.

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

Inflation continued rising in the fourth quarter of 2024, and inflationary pressures may remain elevated into 2025. Prolonged periods of inflation may impact our profitability by negatively impacting our fixed costs and expenses, including increasing funding costs and expense related to talent acquisition and retention, and negatively impacting the demand for our products and services. Additionally, inflation may lead to a decrease in consumer and clients’ purchasing power and negatively affect the need or demand for our products and services. If significant inflation continues, our business could be negatively affected by, among other things, increased default rates leading to credit losses which could decrease our appetite for new credit extensions. These inflationary pressures could result in missed earnings and budgetary projections causing our stock price to suffer.

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

The Bank competes with banks and other financial services companies for deposits. As a result of monetary policy and the broader market for interest rates and funding, we were required to raise rates on our deposits to keep pace with our competition. Furthermore, if the Bank were to lose deposits, it must rely on more expensive sources of funding. This could result in a failure to maintain adequate liquidity and higher funding costs, reducing our net interest margin and net interest income. In addition, our access to deposits may be affected by the liquidity needs of our depositors. In particular, a substantial majority of our liabilities in 2024 were checking accounts and other liquid deposits, which are payable on demand or upon several days' notice, while by comparison, a substantial majority of our assets were loans, which cannot be called or sold in the same time frame. Moreover, our clients could withdraw their deposits in favor of alternative investments. While we have historically been able to replace maturing deposits and advances as necessary, we may not be able to replace such funds in the future, especially if a large number of our depositors seek to withdraw their accounts, regardless of the reason.

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

We conduct our banking operations primarily in Wisconsin. Many of our competitors offer the same, or a wider variety of, banking services within our market areas, and we compete with them for the same customers. These competitors include banks with nationwide operations, regional banks and community banks. In many instances these national and regional banks have greater resources than we do, and the smaller community banks may have stronger ties in local markets than we do, which may put us at a competitive disadvantage. We also face competition from many other types of financial institutions, including fintech companies, thrift institutions, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In addition, a number of out-of-state financial institutions have opened offices and solicit deposits in our market areas. Increased competition in our markets may result in reduced loans and deposits, as well as reduced net interest margin and profitability. We compete with many forms of payments offered by both bank and non-bank providers, including a variety of new and evolving alternative payment mechanisms, systems and products, such as aggregators and web-based and wireless payment platforms or technologies, digital or “crypto” currencies, prepaid systems and payment services targeting users of social networks, communications platforms and online gaming. Our future success may depend, in part, on our ability to use technology competitively to offer products and services that provide convenience to customers and create additional efficiencies in our operations. If we are unable to attract and retain banking clients, we may be unable to continue to grow our loan and deposit portfolios, and our business, financial condition and results of operations may be adversely affected. Furthermore, the financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Finally, our credit union competitors benefit from competitive advantages, including the credit union exemption from paying federal income tax and can, therefore, more aggressively price many products and services. The impact of the existing regulatory framework and any future changes to it could negatively affect our ability to compete with these institutions, which could have a material adverse effect on our results of operations and prospects.

Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.

As of December 31, 2024, approximately 75.8% of our loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral. This includes collateral consisting of income producing and residential construction properties, which properties tend to be more sensitive to general economic conditions and downturns in real estate markets. As a result, adverse developments affecting real estate values in our market areas could increase the credit risk associated with our real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the area in which the real estate is located. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, and could result in losses that would adversely affect credit quality, financial condition, and results of operation. Negative changes in the economy affecting real estate values and liquidity in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses could have a material adverse impact on our business, results of operations and growth prospects. If real estate values decline, it is also more likely that we would be required to increase our ACL-Loans, which could adversely affect our financial condition, results of operations and cash flows.

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

As of December 31, 2024, the fair value of our available for sale securities portfolio was approximately $223.1 million. Factors beyond our control can significantly influence the fair value of our securities and can cause adverse changes to the fair value of these securities. These factors include rating agency actions, defaults by or other adverse events affecting the issuer, lack of liquidity, changes in market interest rates, and continued instability in the capital markets. A prolonged decline in the fair value of our securities could result in an established allowance for credit losses, which would affect our results of operations.

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

The development and use of artificial intelligence (AI) presents risks and challenges that may adversely impact our business.

The Company or its third-party (or fourth party) vendors, clients or counterparties may develop or incorporate AI technology in certain business processes, services, or products. The development and use of AI presents a number of risks and challenges to the Company’s business. The legal and regulatory environment relating to AI is uncertain and rapidly evolving, both in the U.S. and internationally, and includes regulatory schemes targeted specifically at AI as well as provisions in intellectual property, privacy, consumer protection, employment, and other laws applicable to the use of AI. These evolving laws and regulations could require changes in the Company’s implementation of AI technology and increase the Company’s compliance costs and the risk of non-compliance. AI models, particularly generative AI models, may produce output or take action that is incorrect, that reflects biases included in the data on which they are trained, that results in the release of private, confidential, or proprietary information, that infringes on the intellectual property rights of others, or that is otherwise harmful. In addition, the complexity of many AI models makes it difficult to understand why they are generating particular outputs. This limited transparency increases the challenges associated with assessing the proper operation of AI models, understanding and monitoring the capabilities of the AI models, reducing erroneous output, eliminating bias, and complying with regulations that require documentation or explanation of the basis on which decisions are made. Further, the Company may rely on AI models developed by third parties, and, to that extent, would be dependent in part on the manner in which those third parties develop and train their models, including risks arising from the inclusion of any unauthorized material in the training data for their models and the effectiveness of the steps these third parties have taken to limit the risks associated with the output of their models, matters over which the Company may have limited visibility. Any of these risks could expose the Company to liability or adverse legal or regulatory consequences and harm the Company’s reputation and the public perception of its business or the effectiveness of its security measures.

System failure or breaches of our network security, or the security of our third-party data processing partner, including as a result of cyberattacks, could subject us to increased operating costs as well as litigation and other liabilities.

The computer systems and network infrastructure we use, including those we maintain with our service providers and vendors may be vulnerable to physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as cyberattacks, including through, for example, phishing attempts, brute force attacks, denial of service attacks, viruses or other malicious code, exploiting software vulnerabilities (including “zero-day attacks”), ransomware or other malware and supply chain attacks, and other disruptive problems caused by criminal threat actors. Any damage or failure that causes breakdowns or disruptions in our client relationship management, general ledger, deposit, loan and other systems could damage our reputation, result in a loss of client business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on us.

Cyberattacks and other technology disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, and those we maintain with our services providers and vendors. Information security risks have generally increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. Our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks. Although we believe we have appropriate information security procedures and controls in place, our technologies, systems, networks, and our clients’ devices may become the target of cyberattacks that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our clients’ confidential, proprietary and other information, or otherwise disrupt our or our clients’ business operations. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could also result in additional costs.

We are under continuous threat of loss due to hacking and cyberattacks especially as we continue to expand client capabilities to utilize internet and other remote channels to transact business. While we are not aware of any material cybersecurity incidents on our computer or other information technology systems, there can be no assurance that we will not be the victim of successful cyberattacks in the future that could cause us to suffer material losses. The occurrence of any cyberattack could result in potential liability to clients, reputational damage, disclosure obligations, the disruption of our operations, and regulatory concerns, all of which could adversely affect our business, financial condition or results of operations.

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

We may be involved from time to time in a variety of litigation, investigations, inquiries, or similar matters arising out of our business. Furthermore, litigation against banks tend to increase during economic downturns and periods of credit deterioration, which may occur or worsen as a result of current economic uncertainty. Most recently there has been an increase in class action lawsuits filed claiming deceptive practices or violations of account terms in connection with non-sufficient fees or overdraft charges and violations of the Fair Labor Standards Act (FLSA). We manage these risks through internal controls, personnel training, insurance, litigation management, our compliance and ethics processes, and other means. However, the commencement, outcome, and magnitude of litigation cannot be predicted or controlled with any certainty.

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

Commercial real estate (“CRE”) is cyclical and poses risks of loss to us due to our concentration levels and risk of the asset, especially during a difficult economy, including the current stressed economy. As of December 31, 2024, 49.9% of our loan portfolio was comprised of loans secured by commercial real estate. The banking regulators continue to give CRE lending greater scrutiny, and banks with higher levels of CRE loans are expected to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as higher levels of allowances for possible losses and capital levels as a result of CRE lending growth and exposures.

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

ESG, anti-ESG, DEI, and anti-DEI risks could adversely affect our reputation and shareholder, employee, client and third-party relationships and may negatively affect our stock price.

Our business faces increasing public scrutiny related to ESG and DEI activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as diversity, equity, inclusion, environmental stewardship, human capital management, support for our local communities, corporate governance and transparency, or fail to consider ESG factors in our business operations.

Furthermore, as a result of our diverse base of clients and business partners, we may face potential negative publicity based on the identity of our clients or business partners and the public’s (or certain segments of the public’s) view of those entities. Such publicity may arise from traditional media sources or from social media and may increase rapidly in size and scope. If our client or business partner relationships were to become intertwined in such negative publicity, our ability to attract and retain clients, business partners, and employees may be negatively impacted, and our stock price may also be negatively impacted. Additionally, we may face pressure to not do business in certain industries that are viewed as harmful to the environment or are otherwise negatively perceived, which could impact our growth. Additionally, investors and shareholder advocates are placing ever increasing emphasis on how corporations address ESG issues in their business strategy when making investment decisions and when developing their investment theses and proxy recommendations. In response to ESG developments (including, in particular DEI initiatives), there are increasing instances of “anti-ESG”  legislation and anti-DEI executive orders, adverse media coverage, regulation, and litigation that could have unintended impacts on ordinary banking operations and increase litigation or reputational risk related to actions we choose to take and impact the results of our operations. We may incur meaningful costs with respect to our ESG efforts and if such efforts are negatively perceived, our reputation and stock price may suffer.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

Assessing, identifying and managing material risks from cybersecurity threats is critical for maintaining the security of the Company’s data and information systems, and is integrated into our enterprise risk management systems and processes. The Bank’s approach to cybersecurity risk management and strategy is based on the Federal Financial Institutions Examination Council (“FFIEC”) Cybersecurity Assessment Tool (“CAT”), which provides a repeatable and measurable process for evaluating cybersecurity preparedness and assessing, identifying, and managing material risks from cybersecurity threats. The CAT incorporates cybersecurity-related principles from the FFIEC Information Technology Examination Handbook and regulatory guidance, and concepts from other industry standards, including the National Institute of Standards and Technology Cybersecurity Framework.

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

In an effort to continually share threat intelligence and increase awareness of cybersecurity trends, the Company has also implemented a Cybersecurity Education and Awareness Program. This program includes the following components:

●	Mandatory annual cybersecurity employee training for all employees;
●	Training specifically targeted to Senior Management and Information Technology staff;
●	Bimonthly review of emerging security trends by the Information Technology Committee;
●	Mandatory annual cybersecurity Board training;
●	Periodic communication to employees highlighting internal control requirements and information about common threats or fraud schemes; and
●	Periodic communication to the Bank’s customers highlighting emerging threats and good cybersecurity hygiene.

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

Board and Management Governance

The Company’s Board of Directors recognizes the importance of maintaining the trust and confidence of our customers, employees, and shareholders, including the risks associated with cybersecurity threats. The Board of Directors’ responsibilities for cybersecurity risk management and strategy include the following:

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

The Company has also appointed an ISO, who reports directly to the Audit Committee and to the Chief Executive Officer and shares a co-sourced relationship with a third party consultant. The ISO has been with Bank First for over 10 years in various operational and administrative roles.  For the past five years, he has served as the Bank’s Enterprise Risk Manager, and as ISO for the past three years.  In 2022, he earned the Certified Banking Security Manager certification from SBS Cybersecurity. The ISO works closely with the Director of Technology to ensure that the Bank’s cybersecurity controls are in line with established internal culture, Board expectations and risk appetite, and all regulatory requirements. The ISO’s responsibilities include the following:

●	Developing a plan to conduct and complete the CAT on an annual basis;
●	Working with the VP-Director of Technology to evaluate the results of the CAT;
●	Leading employee efforts during the CAT to facilitate timely responses from across the Bank;
●	Setting the target state of cybersecurity preparedness that best aligns to the Board of Directors’ approved risk appetite;
●	Reviewing, approving, and supporting plans to address risk management and control weaknesses;
●	Analyzing and presenting the results of the CAT to the full Board of Directors;
●	Providing periodic cybersecurity updates to the full Board of Directors;
●	Overseeing the performance of ongoing monitoring to remain nimble and agile in addressing evolving areas of cybersecurity risk; and
●	Overseeing the Bank’s cybersecurity preparedness.
●	Finally, the Company has established an Information Technology Committee to support the ISO in implementing the CAT, document formal action plans to be presented to the Board of Directors, enforce and implement the controls established by the CAT, and ensure employee compliance with internal controls

ITEM 2. PROPERTIES

Our main office is located at 402 North 8th Street, Manitowoc, Wisconsin 54220. Including its main office, the Bank operates twenty-six (26) additional branches located in fourteen (14) counties in Wisconsin. The addresses of these offices are provided below. We believe these premises will be adequate for present and anticipated needs and that we have adequate insurance to cover our owned and leased premises. For each property that we lease, we believe that upon expiration of the lease we will be able to extend the lease on satisfactory terms or relocate to another acceptable location:

Office	Address	City, State, Zip	Lease/Own
Main Office	402 N. 8th Street	Manitowoc, Wisconsin, 54220	Own
Appleton	4201 W. Wisconsin Avenue	Appleton, Wisconsin, 54913	Lease
Bellevue	2747 Manitowoc Road	Green Bay, Wisconsin, 54311	Own
Cambridge	221 W. Main Street	Cambridge, Wisconsin, 53523	Own
Cedarburg	W61 N529 Washington Avenue	Cedarburg, Wisconsin, 53012	Own
Clintonville	135 S. Main Street	Clintonville, Wisconsin, 54929	Own
Denmark	103 E. Main Street	Denmark, Wisconsin, 54208	Own
Fond du Lac	825 W. Johnson Street	Fond du Lac, Wisconsin, 54935	Own
Howard	1951 Shawano Avenue	Howard, Wisconsin, 54303	Own
Iola	295 E. State Street	Iola, Wisconsin, 54945	Own
Kiel	110 Fremont Street	Kiel, Wisconsin, 53042	Own
Manitowoc	2915 Custer Street	Manitowoc, Wisconsin, 54220	Own
Mishicot	110 Baugniet Street	Mishicot, Wisconsin, 54228	Own
Oshkosh	1159 N. Koeller Street	Oshkosh, Wisconsin, 54902	Own
Pardeeville	512 S. Main Street	Pardeeville, Wisconsin, 53954	Own
Plymouth	2700 Eastern Avenue	Plymouth, Wisconsin, 53073	Own
Poynette	105 S. Main Street	Poynette, Wisconsin, 53955	Own
Reedsville	100 Mill Street	Reedsville, Wisconsin, 54230	Own
Shawano	835 E. Green Bay Street	Shawano, Wisconsin, 54166	Own
Sheboygan	2600 Kohler Memorial Drive	Sheboygan, Wisconsin, 53081	Own
Tomah	110 W. Veterans Street	Tomah, Wisconsin, 54660	Own
Two Rivers	1703 Lake Street	Two Rivers, Wisconsin, 54241	Own
Valders	167 Lincoln Street	Valders, Wisconsin, 54245	Own
Watertown	104 W. Main Street	Watertown, Wisconsin, 53094	Own
Waupaca	111 Jefferson Street	Waupaca, Wisconsin, 54981	Own
Wautoma	105 N. Plaza Road	Wautoma, Wisconsin, 54982	Own

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

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Bank First registered its common stock under Section 12(b) of the Exchange Act on October 23, 2018, in connection with listing on the Nasdaq Capital Market, and trades under the symbol “BFC”. The trading volume of Bank First’s common stock is less than that of banks with larger market capitalizations, even though Bank First has improved accessibility to its common stock first through its listing on Nasdaq. As of February 28, 2025, Bank First had approximately 1,583 shareholders of record, 11,515,130 shares issued and 9,994,639 shares outstanding.

Dividends from the Bank are the Company's primary source of funds to pay dividends to its shareholders. Under the National Bank Act, national banks may in any calendar year, without the approval of the OCC, pay dividends to the extent of net profits for that year, plus retained net profits for the preceding two years (less any required transfers to surplus). The need for the Bank to maintain adequate capital also limits dividends that may be paid to the Company.

For additional information regarding restrictions on the ability of the Bank to pay dividends to the Company see “Business— Supervision and Regulation—Payment of Dividends” of this Form 10-K.

Share Repurchase Program

On February 21, 2024, the Company reactivated its share repurchase program, pursuant to which the Company may repurchase up to $30 million of its common stock, par value $0.01 per share, for a period of one (1) year ending on February 20, 2025. The Company may repurchase shares from time to time in open market transactions or through privately negotiated transactions at the Company’s discretion and in accordance with applicable securities laws. The timing, price, volume and nature of any share repurchases will be based on market conditions and other factors. The program was announced in a Current Report on Form 8-K on February 21, 2024. The table below sets forth information regarding repurchases of our common stock during the fourth quarter of 2024 under that program and other repurchases.

			Total Number	Maximum Number
			of Shares Repurchased as	of Shares
			Part of	that May Yet Be
	Total Number of Shares	Average Price Paid per	Publicly Announced	Purchased Under the
(in thousands, except per share data)	Repurchased	Share(1)	Plans or Programs	Plans or Programs(2)
October 2024	—	$—	—	175,611
November 2024	—	—	—	175,611
December 2024	—	—	—	175,611
Total	—	$—	—	175,611
(1)	The average price paid per share is calculated on a trade date basis for all open market transactions and excludes commissions and other transactions expenses.
(2)	Based on the closing price per share as of December 31, 2024 ($99.09).

The Inflation Reduction Act of 2022 (“IRA”) created a new nondeductible 1% excise tax on repurchases of corporate stock by certain publicly traded corporations or their specified affiliates after December 31, 2022. The tax is imposed on the fair value of the stock of a covered corporation that is repurchased in a given year, less the fair market value of any stock issued in that year. The Company falls under the definition of a “covered corporation”. The excise tax applies to all of the stock of a covered corporation regardless of whether the corporation has profits or losses. The impact of the IRA on our consolidated financial statements will be dependent on the extent of stock repurchases made in current and future periods. There was no impact to our financial condition or result of operations as a result of this tax during the period presented above.

Performance Graph

The following graph compares the yearly percentage change in cumulative shareholder return on Bank First common stock with the cumulative total return of the Russell 2000 Index and the Nasdaq Bank Index for the last five fiscal years (assuming a $100 investment on December 31, 2019 and reinvestment of all dividends). The following performance graph and related information are neither “soliciting material” nor “filed” with the SEC, nor shall such information be incorporated by reference into any future filings under the Securities Act or the Exchange Act, except to the extent the Company specifically incorporates it by reference into such filing.

	Period Ending
Index	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
BFC	$100.00	$93.78	$106.21	$138.13	$130.76	$152.04
Russell 2000	100.00	118.36	134.57	105.56	121.49	133.60
Nasdaq Bank	100.00	86.37	116.64	88.96	84.70	112.45

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

The Bank, through its 100% owned subsidiary TVG Holdings, Inc., holds a 40% ownership interest in Ansay & Associates, LLC, an insurance agency providing clients primarily located in Wisconsin with insurance and risk management solutions. The Bank owned 49.8% of UFS, LLC through October 1, 2023. On that date it sold 100% of its member interest in UFS to a third party. These unconsolidated subsidiary interests contribute noninterest income to the Bank through their underlying annual earnings.

As of December 31, 2024, the Company had total consolidated assets of $4.50 billion, total loans of $3.52 billion, total deposits of $3.66 billion and total stockholders’ equity of $639.7 million. The Company employs approximately 366 full-time equivalent employees (“FTE”) and has an assets-to-FTE ratio of approximately $11.5 million. For more information, see the Company’s website at www.bankfirst.com.

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

The following is a discussion of the critical accounting policies and significant estimates that require us to make complex and subjective judgments. Additional information about these policies can be found in Note 1 of our consolidated financial statements as of December 31, 2024, included elsewhere in this Annual Report on Form 10-K.

Business Combinations, Core Deposit Intangible and Acquired Loans. We account for business combinations under the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”). We recognize the full fair value of the assets acquired and liabilities assumed and immediately expense transaction costs. Fair values are subject to refinement for up to one year after the closing date of an acquisition as information relative to closing date fair values becomes available. Results of operations of the acquired business are included in the statement of income from the effective date of the acquisition.

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

RESULTS OF OPERATIONS

The following discussion and analysis presents the more significant factors that affected our financial condition as of December 31, 2024 and 2023 and results of operations for each of the years then ended. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed with the SEC on February 29, 2024 for a discussion and analysis of the more significant factors that affected periods prior to 2023.

General.  Net income decreased $8.9 million, or 12.0%, to $65.6 million for the year ended December 31, 2024, from $74.5 million for the year ended December 31, 2023. During 2023, the Company sold 100% of its member interest in UFS, LLC, creating a pre-tax gain on sale of $38.9 million. There was no corresponding similar event during 2024. Offsetting this year-over-year decline in earnings, net interest income increased by $4.3 million, provision for credit losses declined by $5.5 million, and noninterest expenses declined by $9.4 million from 2023 to 2024.

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

Net interest income increased by $4.3 million to $137.8 million for the year ended December 31, 2024, from $133.5 million for the year ended December 31, 2023. Total average interest-earning assets increased to $3.81 billion for the year ended December 31, 2024 from $3.66 billion for the year ended December 31, 2023. The Bank’s net interest margin decreased four basis points to 3.65% for the year ended December 31, 2024, down from 3.69% for the year ended December 31, 2023.

Interest Income.  Total interest income increased $23.9 million, or 13.1%, to $206.4 million for the year ended December 31, 2024, up from $182.5 million for the year ended December 31, 2023. This increase was driven by an increase in average rates earned on interest-earning assets, rising from 5.03% during 2023 to 5.45% during 2024, and a $153.9 million increase in average interest-earning assets during 2024 when compared to 2023.

Interest Expense.  Interest expense increased $19.6 million, or 40.0%, to $68.6 million for the year ended December 31, 2024, up from $49.0 million for the year ended December 31, 2023. This increase was driven by a combination of increases in the average rates paid on interest-bearing liabilities, rising from 2.04% during 2023 to 2.69% during 2024, and a $152.1 million increase in average interest-bearing liabilities.

Interest expense on interest-bearing deposits increased by $21.8 million to $64.2 million for the year ended December 31, 2024, from $42.4 million for the year ended December 31, 2023. This increase was due to a higher interest rate environment driving an increase in average rates paid on interest-bearing deposits, rising from 1.84% during 2023 to 2.61% during 2024, and growth of $151.2 million year-over-year in average interest-bearing deposits. While the Bank continued to see average rates paid on interest-bearing deposits rise through the first three quarters of 2024, they declined during the fourth quarter.

Provision for Credit Losses.  Credit risk is inherent in the business of making loans. We establish an allowance for credit losses through charges to earnings, which are shown in the statements of income as the provision for credit losses. When reductions in the allowance for credit losses are deemed appropriate, a negative provision for credit losses may be necessary.

We recorded a negative provision for credit losses of $0.8 million for the year ended December 31, 2024, compared to a positive provision of $4.7 million for the year ended December 31, 2023. Metrics regarding the credit quality of the Bank’s loan portfolio continued to show very little in terms of credit stress during 2024. The negative provision for credit losses during 2024 related to improvement in financial trends related to two relationships that were part of the Hometown acquisition, which allowed for a reduction in specific reserves related to them. The elevated positive provision for credit losses during 2023 was primarily result of ASU 2016-13, which was adopted at the beginning of 2023. Under ASU 2016-13 a provision for credit losses totaling $5.5 million was recorded related to loans acquired from Hometown. The ACL-Loans was $44.2 million, or 1.26% of total loans, at December 31, 2024 compared to $43.6 million, or 1.30% of total loans, at December 31, 2023.

Noninterest Income.  Noninterest income is an important component of our total revenues. A significant portion of our noninterest income has historically been associated with service charges and income from the Bank’s unconsolidated subsidiaries, Ansay and UFS. Other typical sources of noninterest income include loan servicing fees and gains on sales of mortgage loans.

Noninterest income decreased by $38.4 million, or 66.1% to $19.7 million for 2024, down from $58.1 million during 2023. The primary driver of this decline was the aforementioned $38.9 million pre-tax gain on sale of UFS during 2023, while there was no corresponding similar event in 2024. Service charge income increased by $1.0 million for 2024 compared to 2023, which was the result of increased operating scale for the Company as well as renegotiated contractual agreements related to credit and debit card payment processing. Income from Ansay increased by $0.6 million for the full year of 2024 compared to 2023. Net gains on sale of mortgage loans increased $0.4 million year-over-year due to a rise in secondary market  loan origination activity resulting from lower prevailing mortgage interest rates during periods of 2024. This increase in mortgage origination activity negatively impacted the valuation of the Company’s mortgage servicing rights (“MSR”) during 2024, leading to $0.3 million in negative valuation adjustments compared to positive adjustments totaling $0.4 million during 2023. Other noninterest income is comprised of many nonmaterial items, several of which increased from 2023 to 2024, though none of these increases were individually significant. The major components of our noninterest income are listed in the table below:

	For the Years Ended
	December 31,
	2024	2023

(in thousands)
Noninterest Income
Service charges	$8,043	$7,033
Income from Ansay	3,502	2,922
Income from UFS	—	2,265
Loan servicing income	2,938	2,860
Valuation adjustment on MSR	(299)	395
Net gain on sales of mortgage loans	1,298	897
Gain on sale of UFS	—	38,904
Other	4,198	2,839
Total noninterest income	$19,680	$58,115

Noninterest Expense.  Noninterest expense decreased $9.3 million to $78.8 million for the year ended December 31, 2024, down from $88.1 million for the year ended December 31, 2023. During 2023 the Company sold a significant number of available for sale securities, resulting a $7.9 million pre-tax loss, compared to negligible losses on sales of securities during 2024. The securities sold during 2023 had an average yield of 1.36%. Proceeds of these sales were reinvested in a combination of short and long-term investments with an average yield of 4.98%. Personnel expense increased $0.5 million, or 1.4%, due to customary pay raises year-over-year, offset by certain efficiencies realized from further integration of recent acquisitions made by the Company. Data processing expense increased by $1.7 million during 2024 compared to 2023 due to project-related costs for upgrading the Bank’s digital banking platform and the increased scale from recent acquisitions. Expenses related to the Hometown acquisition totaled $1.6 million during 2023. The lack of a similar acquisition during 2024 caused decreases in the areas of postage, stationary, supplies and advertising expense year-over-year. Finally, gains on sales and valuations of OREO totaling $0.7 million during 2024 compared favorably to losses of $2.1 million during 2023. Amortization of intangibles decreased by $0.5 million year-over-year, the result of using the sum-of-the-years-digits method of amortization on core deposit intangibles which takes more expense in years immediately following the acquisition which created them. The major components of our noninterest expense are listed in the table below:

	For the Years Ended
	December 31,
	2024	2023
(In thousands)
Noninterest Expense
Salaries, commissions, and employee benefits	$40,901	$40,355
Occupancy	5,957	5,670
Data processing	9,692	8,011
Postage, stationary, and supplies	885	1,084
Net loss (gain) on sales and valuations of other real estate owned	(694)	2,133
Net loss on sales of securities	34	7,901
Advertising	313	326
Charitable contributions	793	944
Federal deposit insurance	1,850	1,831
Outside service fees	4,560	4,519
Amortization of intangibles	5,793	6,324
Other	8,683	9,021
Total noninterest expenses	$78,767	$88,119

Income Tax Expense.  We recorded a provision for income taxes of $14.0 million for the year ended December 31, 2024, compared to $24.3 million for the year ended December 31, 2023, reflecting effective tax rates of 17.5% and 24.6%, respectively. The Company’s home state passed tax legislation during the third quarter of 2023 which exempted income produced by a significant portion of the Company’s loans from taxation in Wisconsin. As a result of the lower anticipated future effective tax rate, the Company determined that a $2.9 million allowance was required to be made against its deferred tax asset, creating a one-time increase in tax expense for 2023. Final rules relating to qualifying loans under this legislation were not published until the first quarter of 2024. Based on these final rules, the Company was able to further reduce its estimated tax liability from 2023 by $1.3 million, resulting in the lower provision for income taxes and effective tax rate during 2024. The effective tax rates were reduced from the statutory federal and state income tax rates during both periods as a result of tax-exempt interest income produced by certain qualifying loans and investments in the Bank’s portfolios.

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

The following tables set forth the distribution of our average assets, liabilities and shareholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the periods indicated:

	For the Year Ended December 31,
	2024			2023			2022
		Interest	Rate		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expenses (1)	Paid (1)	Balance	Expenses (1)	Paid (1)	Balance	Expenses (1)	Paid (1)

	(dollars in thousands)
ASSETS
Interest-earning assets
Loans (2)
Taxable	$3,310,890	$184,853	5.58%	$3,172,468	$165,113	5.20%	$2,434,554	$103,612	4.26%
Tax-exempt	111,467	5,258	4.72%	103,957	4,686	4.51%	96,183	4,227	4.39%
Securities
Taxable (available for sale)	129,832	6,146	4.73%	185,867	5,851	3.15%	227,101	5,230	2.30%
Tax-exempt (available for sale)	33,204	1,130	3.40%	36,690	1,195	3.26%	81,181	2,140	2.64%
Taxable (held to maturity)	108,849	4,242	3.90%	71,908	2,678	3.72%	24,416	670	2.74%
Tax-exempt (held to maturity)	3,435	90	2.62%	4,426	115	2.60%	5,396	139	2.58%
Cash and due from banks	111,379	6,046	5.43%	79,822	4,104	5.14%	220,929	1,883	0.85%
Total interest-earning assets	3,809,056	207,765	5.45%	3,655,138	183,742	5.03%	3,089,760	117,901	3.82%
Non-interest-earning assets	443,691			447,934			280,249
Allowance for loan losses	(44,511)			(41,714)			(22,152)
Total assets	$4,208,236			$4,061,358			$3,347,857
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Checking accounts	$401,990	$11,132	2.77%	$293,568	$5,362	1.83%	$253,443	$1,075	0.42%
Savings accounts	816,410	12,240	1.50%	833,360	9,796	1.18%	691,599	3,099	0.45%
Money market accounts	616,964	14,880	2.41%	665,988	12,722	1.91%	666,717	3,025	0.45%
Certificates of deposit	613,593	25,613	4.17%	509,273	14,396	2.83%	286,054	2,818	0.99%
Brokered Deposits	7,662	303	3.95%	3,184	90	2.83%	8,587	251	2.92%
Total interest-bearing deposits	2,456,619	64,168	2.61%	2,305,373	42,366	1.84%	1,906,400	10,268	0.54%
Other borrowed funds	98,241	4,437	4.52%	97,384	6,637	6.82%	185,329	2,181	1.18%
Total interest-bearing liabilities	2,554,860	68,605	2.69%	2,402,757	49,003	2.04%	2,091,729	12,449	0.60%
Non-interest bearing liabilities
Demand Deposits	1,000,772			1,078,468			878,727
Other liabilities	32,820			10,533			4,971
Total Liabilities	3,588,452			3,491,758			2,975,427
Shareholders’ equity	619,784			569,600			372,430
Total liabilities & shareholders' equity	$4,208,236			$4,061,358			$3,347,857
Net interest income on a fully taxable equivalent basis		139,160			134,739			105,452
Less taxable equivalent adjustment		(1,360)			(1,259)			(1,366)
Net interest income		$137,800			$133,480			$104,086
Net interest spread (3)			2.77%			2.99%			3.22%
Net interest margin (4)			3.65%			3.69%			3.41%
(1)	Annualized on a fully taxable equivalent basis calculated using a federal tax rate of 21%.
(2)	Nonaccrual loans are included in average amounts outstanding.
(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income on a fully tax equivalent basis as a percentage of average interest-earning assets.

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

	Twelve Months Ended December 31, 2024			Twelve Months Ended December 31, 2023
	Compared with			Compared with
	Twelve Months Ended December 31, 2023			Twelve Months Ended December 31, 2022
	Increase/(Decrease)			Increase/(Decrease)
	Due to Change in			Due to Change in
	Volume	Rate	Total	Volume	Rate	Total

	(dollars in thousands)			(dollars in thousands)
Interest income
Loans
Taxable	$7,401	$12,339	$19,740	$35,439	$26,062	$61,501
Tax-exempt	348	224	572	348	111	459
Securities
Taxable (AFS)	(2,097)	2,392	295	(1,065)	1,686	621
Tax-exempt (AFS)	(117)	52	(65)	(1,366)	421	(945)
Taxable (HTM)	1,434	130	1,564	1,696	312	2,008
Tax-exempt (HTM)	(26)	1	(25)	(25)	1	(24)
Cash and due from banks	1,702	240	1,942	(1,884)	4,105	2,221
Total interest income	8,645	15,378	24,023	$33,143	$32,698	$65,841
Interest expense
Deposits
Checking accounts	$2,407	$3,363	$5,770	$196	$4,091	$4,287
Savings accounts	(203)	2,647	2,444	751	5,946	6,697
Money market accounts	(990)	3,148	2,158	(3)	9,700	9,697
Certificates of deposit	3,371	7,846	11,217	3,410	8,168	11,578
Brokered Deposits	166	47	213	(153)	(8)	(161)
Total interest bearing deposits	4,751	17,051	21,802	4,201	27,897	32,098
Other borrowed funds	58	(2,258)	(2,200)	(1,482)	5,938	4,456
Total interest expense	4,809	14,793	19,602	2,719	33,835	36,554
Change in net interest income	$3,836	$585	$4,421	$30,424	$(1,137)	$29,287

CHANGES IN FINANCIAL CONDITION

Total Assets.  Total assets increased $273.2 million, or 6.5%, to $4.50 billion at December 31, 2024 from $4.22 billion at December 31, 2023. A significant increase in customer deposits during the fourth quarter of 2024, funding cash, investment, and loan growth was the primary cause of this year-over-year increase.

Cash and Cash Equivalents.  Cash and cash equivalents increased by $13.8 million, or 5.6%, to $261.3 million at December 31, 2024 from $247.5 million at December 31, 2023.

Investment Securities.  The carrying value of total investment securities increased by $88.3 million to $333.8 million at December 31, 2024 from $245.5 million at December 31, 2023. A significant portion of the deposit increase during the fourth quarter of 2024 required collateralization by investments in the Company’s portfolio. As a result of this heightened need for collateral,  the Company invested $100.0 million into a 30-day US Treasury note during December 2024 which matured at the end of January 2025.

Loans.  Net loans increased by $173.7 million, or 5.3%, to $3.47 billion at December 31, 2024 from $3.30 billion at December 31, 2023. This increase was due to the addition of new customer relationships as well as inflationary impacts on the loan requirements of existing customers.

Bank-Owned Life Insurance.  At December 31, 2024, our investment in bank-owned life insurance was $61.5 million, an increase of $0.2 million from $61.3 million at December 31, 2023.

Deposits.  Deposits increased $228.2 million, or 6.7%, to $3.66 billion at December 31, 2024 from $3.43 billion at December 31, 2023. As previously mentioned, much of the growth during 2024 resulted during the fourth quarter and is anticipated to be seasonal.

Borrowings.  At December 31, 2024, borrowings consisted of advances from the FHLB of Chicago and subordinated debt to other banks and individuals. FHLB borrowings increased to $135.4 million at December 31, 2024 from $35.3 million at December 31, 2023. These additional borrowings were intended to provide liquidity to support near-term loan growth. Subordinated debt remained stable at $12.0 million at December 31, 2024 and December 31, 2023. A junior subordinated debenture totaling $4.1 million, which was part of the acquisition of Hometown, was repaid in full during the first quarter of 2024.

Stockholders’ Equity.  Total stockholders’ equity increased $19.9 million, or 3.2%, to $639.7 million at December 31, 2024 from $619.8 million at December 31, 2023. Repurchases of the Company’s common stock totaling $31.2 million and dividends declared totaling $15.6 million offset the positive impact of earnings totaling $65.6 million during 2024.

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

Our loan portfolio is our most significant earning asset, comprising 78.3%, 79.3% and 79.1% of our total assets as of December 31, 2024, 2023 and 2022, respectively. Our strategy is to grow our loan portfolio by originating quality commercial and consumer loans that comply with our credit policies and that produce revenues consistent with our financial objectives. We believe our loan portfolio is well-balanced, which provides us with the opportunity to grow while monitoring our loan concentrations.

Total loans increased $174.2 million, or 5.2%, to $3.52 billion as of December 31, 2024 as compared to $3.34 billion as of December 31, 2023. This loan growth was comprised of an increase of $12.5 million, or 2.6%, in commercial and industrial loans, an increase of $55.0 million, or 3.2%, in commercial real estate loans, an increase of $77.1 million, or 38.4%, in construction and development loans, an increase of $24.5 million, or 2.8%, in residential 1-4 family loans and an increase of $5.1 million, or 7.7%, in consumer and other loans.

The following table presents the balance and associated percentage of each major category in our loan portfolio at December 31, 2024, 2023, and 2022:

	December 31,
		% of		% of		% of
(In thousands)	2024	Total	2023	Total	2022	Total

Commercial & industrial	$500,352	14%	$487,893	15%	$492,450	17%
Commercial real estate
Owner Occupied	968,837	28%	894,596	27%	716,963	25%
Non-owner occupied	459,431	13%	472,321	14%	391,040	13%
Multi-family	326,408	9%	332,757	10%	290,580	10%
Construction & Development	277,971	8%	200,835	6%	199,708	7%
Residential 1-4 family	913,187	26%	888,639	27%	739,514	25%
Consumer	55,387	2%	50,950	1%	44,963	2%
Other Loans	15,595	—%	14,983	—%	18,760	1%
Total Loans	$3,517,168	100%	$3,342,974	100%	$2,893,978	100%

Our directors and officers and their affiliates are customers of, and have other transactions with, the Bank in the normal course of business. All loans and commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than normal risk of collection or present other unfavorable features. At December 31, 2024 and December 31, 2023, total loans outstanding to such directors and officers and their affiliates were $62.9 million and $63.9 million, respectively. During the year ended December 31, 2024, the Bank had $19.0 million in net increases due to changes in the composition of directors and officers, $56.3 million of additional loan advances, and $76.4 million in repayments of these loans, compared to $24.5 million of additional loan advances and $30.8 million in repayments of these loans during the year ended December 31, 2023. At December 31, 2024 and December 31, 2023, all of the loans to directors and officers were performing according to their original terms.

Loan segments

Changes in the principal segments of our loan portfolio are discussed below. Descriptions of and risks related to these segments can be found in the consolidated financial statements and footnotes presented elsewhere in this report.

Commercial and Industrial (C&I).  Our C&I portfolio totaled $500.4 million and $487.9 million at December 31, 2024 and 2023, respectively, and represented 14% and 15% of our total loans, respectively. C&I loans increased 2.6% during 2024 due to the increased business needs of customers in our markets in response to strong economic conditions. C&I loans decreased 0.9% during 2023 as a result of exiting a few nonperforming borrowers and borrowers from acquired institutions that did not fit the Bank’s lending philosophy.

Commercial Real Estate (CRE).  Our CRE loan portfolio totaled $1.75 billion and $1.70 billion at December 31, 2024 and 2023, respectively, and represented 50% and 51% of our total loans, respectively. Our CRE loans increased 3.2% during 2024, due to organic growth within our markets. Owner occupied CRE loans increased by 8.3% while non-owner occupied CRE loans declined by 2.7% as a result of management’s desire to reduce exposure to non-owner occupied CRE loans from acquired institutions where the bank did not have full relationships with the borrowers. Our CRE loans increased 21.5% during 2023, primarily as a result of loans acquired from Hometown during 2023.

Construction and Development (C&D).  Our C&D loan portfolio totaled $278.0 million and $200.8 million at December 31, 2024 and 2023, respectively, and represented 8% and 6% of our total loans, respectively. C&D loans increased 38.4% during 2024, as a result of a few large multi-family related projects for existing customers with experience in this industry. C&D loans increased 0.6% during 2023, as a result of management making a strategic decision to limit growth in this area.

Residential 1-4 Family. Our residential 1-4 family loan portfolio totaled $913.2 million and $888.6 million at December 31, 2024 and 2023, respectively, and represented 26% and 27% of our total loans, respectively. Residential 1-4 family loans increased 2.8% during 2024, driven by natural growth in our markets. Residential 1-4 family loans increased 20.2% during 2023, primarily as a result of loans acquired from Hometown during 2023.

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

We were servicing mortgage loans sold to others without recourse of approximately $1.17 billion and $1.18 billion at December 31, 2024 and 2023, respectively.

Loans sold with the retention of servicing assets result in the capitalization of servicing rights. Loan servicing rights are subsequently amortized as an offset to other income over the estimated period of servicing. The net balance of capitalized servicing rights amounted to $13.4 million and $13.7 million at December 31, 2024 and 2023, respectively.

Consumer Loans.  Our consumer loan portfolio totaled $55.4 million and $51.0 million at December 31, 2024 and 2023, respectively, and represented 2% and 1% of our total loans, respectively. Consumer loans include secured and unsecured loans, lines of credit and personal installment loans. Our consumer loans increased by 8.7% and 13.3% during 2024 and 2023, respectively.

Other Loans.  Our other loans totaled $15.6 million and $15.0 million at December 31, 2024 and 2023, respectively, and are immaterial to the overall loan portfolio. The other loans category consists primarily of overdrawn depository accounts, loans utilized to purchase or carry securities and loans to nonprofit organizations.

Loan Portfolio Maturities.

The following tables summarize the dollar amount of loans maturing in our portfolio based on their loan type, fixed or variable rate of interest, and contractual terms to maturity at December 31, 2024. The tables do not include any estimate of prepayments, which can significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One Year or	One to Five	Five to Fifteen	Over Fifteen
	Less	Years	Years	Years	Total

	(dollars in thousands)
Commercial & industrial	$141,827	$234,323	$122,411	$1,791	$500,352
Commercial real estate
Owner Occupied	121,928	455,155	319,156	72,598	968,837
Non-owner Occupied	51,968	287,483	112,239	7,741	459,431
Multi-family	19,877	142,798	163,240	493	326,408
Construction & Development	46,419	94,462	71,614	65,476	277,971
Residential 1-4 family	21,562	97,274	212,643	581,708	913,187
Consumer and other	15,534	32,873	16,103	6,472	70,982
Total	$419,115	$1,344,368	$1,017,406	$736,279	$3,517,168
Fixed Rate Loans:
Commercial & industrial	$34,663	$170,368	$72,968	$1,757	$279,756
Commercial real estate
Owner Occupied	64,905	356,869	115,893	20,457	558,124
Non-owner Occupied	47,573	242,546	30,605	—	320,724
Multi-family	17,106	133,927	113,757	—	264,790
Construction & Development	26,377	81,439	10,817	33,266	151,899
Residential 1-4 family	13,864	74,708	167,359	280,408	536,339
Consumer and other	14,924	31,861	15,026	6,472	68,283
Total	$219,412	$1,091,718	$526,425	$342,360	$2,179,915
Floating Rate Loans:
Commercial & industrial	$107,164	$63,955	$49,443	$34	$220,596
Commercial real estate
Owner Occupied	57,023	98,286	203,263	52,141	410,713
Non-owner Occupied	4,395	44,937	81,634	7,741	138,707
Multi-family	2,771	8,871	49,483	493	61,618
Construction & Development	20,042	13,023	60,797	32,210	126,072
Residential 1-4 family	7,698	22,566	45,284	301,300	376,848
Consumer and other	610	1,012	1,077	—	2,699
Total	$199,703	$252,650	$490,981	$393,919	$1,337,253

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

Our nonperforming assets consist of nonperforming loans and foreclosed real estate. Nonperforming loans are those on which the accrual of interest has stopped, as well as loans that are contractually 90 days past due on which interest continues to accrue. The composition of our nonperforming assets is as follows:

	As of December 31,
	2024	2023	2022

	(dollars in thousands)
Nonperforming loans
Nonaccrual loans
Commercial & industrial	794	1,344	418
Commercial real estate
Owner Occupied	4,999	3,877	2,688
Non-owner Occupied	493	—	—
Multi-family	—	—	—
Construction & Development	—	—	17
Residential 1-4 family	511	429	505
Consumer and other	29	12	—
Total nonaccrual loans	6,826	5,662	3,628
Loans past due > 90 days, but still accruing
Commercial & industrial	328	106	—
Commercial real estate
Owner Occupied	—	252	—
Non-owner Occupied	—	—	—
Multi-family	—	—	—
Construction & Development	—	—	—
Residential 1-4 family	1,294	507	268
Consumer and other	48	28	5
Total loans past due > 90 days, but still accruing	1,670	893	273
Total nonperforming loans	$8,496	$6,555	$3,901
OREO
Commercial real estate owned	$—	$—	$—
Residential real estate owned	—	—	—
Acquired bank property real estate owned	741	2,573	2,520
Total OREO	$741	$2,573	$2,520
Total nonperforming assets ("NPAs")	$9,237	$9,128	$6,421
Accruing modified loans to borrowers experiencing financial difficulty (1)	$16	$21	$450
Ratios
Nonaccrual loans to total loans	0.19%	0.17%	0.13%
NPAs to total loans plus OREO	0.26%	0.27%	0.22%
NPAs to total assets	0.21%	0.21%	0.18%
ACL - Loans to nonaccrual loans	647%	770%	625%
ACL - Loans to total loans	1.26%	1.30%	0.78%
(1)	Amounts prior to January 1, 2023 represent accruing troubled debt restructured loans.

At December 31, 2024, 2023 and 2022, loans individually evaluated had specific reserves of $2.4 million, $4.2 million and a negligible amount, respectively. Levels of specific reserves are dependent on the specific underlying impaired loans at any given time. Management has evaluated the aforementioned loans and other loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for credit losses at December 31, 2024.

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

At December 31, 2024, the ACL - Loans was $44.2 million (representing 1.26% of year-end loans). Bank First recorded a negative provision for credit losses totaling $0.8 million during 2024. While the Bank’s overall credit quality has remained consistently strong over all these periods, improvement in financial trends related to two relationships that were part of the Hometown acquisition allowed for a reduction in specific reserves related to them, causing the decrease in overall required allowance for credit losses related to the loan portfolio. The Company adopted CECL as of January 1, 2023, which increased the ACL - Loans by $11.0 million. In addition, the ACL - Loans increased during 2023 due to the acquisition of Hometown, which required a $3.6 million provision for credit losses on non-Purchase Credit Deteriorated (“PCD”) loans and a $5.5 million reserve related to PCD loans. The reserve related to PCD loans was recorded as an adjustment to the acquisition date fair values on these loans and was not included in the provision for credit losses. The Bank has recorded net loan recoveries over each of the last three years.

The following table summarizes the changes in our ACL - Loans for the years indicated:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2024	2023	2022

	(dollars in thousands)
Balance of ACL - Loans at the beginning of period	$43,609	$22,680	$20,315
Adoption of CECL	—	10,972	—
ACL - Loans on PCD loans acquired	—	5,534	—
Net loans charged-off (recovered):
Commercial & industrial	2	(22)	(499)
Commercial real estate - owner occupied	(615)	(70)	816
Commercial real estate - non-owner occupied	—	—	(360)
Commercial real estate - multi-family	—	—	—
Construction & Development	—	—	(152)
Residential 1-4 family	31	(106)	26
Consumer	73	—	21
Other Loans	67	67	(17)
Total net loans recovered	(442)	(131)	(165)
Provision charged to operating expense	(800)	4,682	2,200
Transfer from (to) ACL - Unfunded Commitments	900	(390)	—
Balance of ACL - Loans at end of period	$44,151	$43,609	$22,680
Ratio of net charge-offs (recoveries) to average loans by loan composition
Commercial & industrial	0.00%	—%	(0.12)%
Commercial real estate - owner occupied	(0.07)%	(0.01)%	0.13%
Commercial real estate - non-owner occupied	—%	—%	(0.06)%
Commercial real estate - multi-family	—%	—%	—%
Construction & Development	—%	—%	(0.09)%
Residential 1-4 family	0.00%	(0.01)%	—%
Consumer	0.14%	—%	0.05%
Other Loans	0.44%	0.36%	(0.04)%
Total net charge-offs (recoveries) to average loans	(0.01)%	—%	(0.01)%

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

	As of December 31
	2024		2023		2022
		% of		% of		% of
(in thousands, except %)	Amount	Loans	Amount	Loans	Amount	Loans
Loan Type:
Commercial & industrial	$5,394	15%	$5,965	15%	$4,071	17%
Commercial real estate - owner occupied	11,033	27%	12,285	27%	5,204	25%
Commercial real estate - non-owner occupied	4,740	13%	5,700	14%	2,644	13%
Commercial real estate - multi-family	3,739	10%	4,754	10%	2,761	10%
Construction & development	5,223	7%	3,597	6%	1,592	7%
Residential 1-4 family	12,801	26%	10,620	27%	5,944	25%
Consumer	1,084	2%	615	1%	314	2%
Other loans	137	—%	73	—%	150	1%
Total allowance	$44,151	100%	$43,609	100%	$22,680	100%

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

Deposits.  Our current deposit products include noninterest-bearing and interest-bearing checking accounts, savings accounts, money market accounts, and certificate of deposits. As of December 31, 2024, deposit liabilities accounted for approximately 81.4% of our total liabilities and equity. We accept deposits primarily from customers in the communities in which our branches and offices are located, as well as from small businesses and other customers throughout our lending area. We rely on our competitive pricing and products, quality customer service, and convenient locations and hours to attract and retain deposits. Deposit rates and terms are based primarily on current business strategies, market interest rates, liquidity requirements and our deposit growth goals.

Total deposits were $3.66 billion and $3.43 billion as of December 31, 2024 and 2023, respectively. Noninterest-bearing deposits at December 31, 2024 and 2023 were $1.02 billion and $1.05 billion, respectively, while interest-bearing deposits were $2.64 billion and $2.38 billion at December 31, 2024 and 2023, respectively. During 2024 the Bank experienced 6.7% growth in deposits, but also experienced a shift in customer behavior, moving balances from noninterest-bearing accounts to interest-bearing accounts, resulting in the noted decline in noninterest-bearing totals.

At December 31, 2024, we had a total of $651.1 million in certificates of deposit. This total included $20.1 million of brokered deposits, of which $5.0 million had remaining maturities of one year or less. Based on historical experience and our current pricing strategy, we believe we will retain a large portion of these non-brokered accounts upon maturity.

The following tables set forth the average balances of our deposits for the periods indicated:

	December 31,
	2024		2023		2022

	Amount	Percent	Amount	Percent	Amount	Percent

	(dollars in thousands)
Noninterest-bearing demand deposits	$1,000,772	28.9%	$1,078,468	31.9%	$878,727	31.6%
Interest-bearing checking deposits	401,990	11.6%	293,568	8.7%	253,443	9.1%
Savings deposits	816,410	23.6%	833,360	24.6%	691,599	24.8%
Money market accounts	616,964	17.8%	665,988	19.7%	666,717	23.9%
Certificates of deposit	613,593	17.7%	509,273	15.1%	286,054	10.3%
Brokered deposits	7,662	0.2%	3,184	0.1%	8,587	0.3%
Total	$3,457,391	100%	$3,383,841	100%	$2,785,127	100.0%

The following table provides information on maturities of certificates of deposits which exceed FDIC insurance limits of $250,000 as of December 31, 2024:

	Time Deposits over FDIC	Portion of Time Deposits in
	Insurance Limits	Excess of FDIC Insurance Limits

	(dollars in thousands)
3 months or less remaining	$62,208	$34,458
Over 3 to 6 months remaining	61,580	27,580
Over 6 to 12 months remaining	25,849	9,599
Over 12 months or more remaining	13,689	6,189
Total	$163,326	$77,826

Borrowings

Deposits and investment securities held for sale are the primary source of funds for our lending activities and general business purposes. However, we may also obtain advances from the FHLB, purchase federal funds and engage in overnight borrowing from the Federal Reserve, correspondent banks, or enter into repurchase agreements.

Securities sold under repurchase agreements

The Company had securities sold under repurchase agreements which had contractual maturities up to one year from the transaction date with variable and fixed rate terms. The agreements to repurchase required that the Company (seller) repurchase identical securities as those that were sold. The securities underlying the agreements were under the Company’s control. The Company redeemed all securities sold under repurchase agreements during the first quarter of 2024 and has had no such balances since that time.

The following table summarizes securities sold under repurchase agreements, and the weighted average interest rates paid:

	Year ended December 31,
(dollars in thousands)	2024	2023	2022
Average daily amount of securities sold under repurchase agreements during the period	$414	$36,833	$25,749
Weighted average interest rate on average daily securities sold under repurchase agreements	5.33%	4.92%	2.11%
Maximum outstanding securities sold under repurchase agreements at any month-end	$—	$75,747	$97,196
Securities sold under repurchase agreements at period end	$—	$75,747	$97,196
Weighted average interest rate on securities sold under repurchase agreements at period end	NA	5.31%	4.31%

Lines of credit and other borrowings

The Company’s other borrowings have historically consisted primarily of short-term FHLB of Chicago advances collateralized by a blanket pledge agreement on the Company’s FHLB capital stock and retail and commercial loans held in the Company’s portfolio. There were $135.4 million and $35.3 million of advances outstanding from the FHLB at December 31, 2024 and 2023, respectively. See Note 14 “Notes Payable” of the Notes to Consolidated Financial Statements under Part II, Item 8 for additional disclosures.

The total loans pledged as collateral were $1.47 billion and $1.49 billion at December 31, 2024 and 2023, respectively.

On July 22, 2020, the Company entered into subordinated note agreements with two separate commercial banks. The Company had through December 31, 2020, to borrow funds up to a maximum availability of $6.0 million under each agreement, or $12.0 million total. These notes were issued with 10-year maturities, carry interest at a fixed rate of 5.0% through June 30, 2025, and at a variable rate thereafter, payable quarterly. These notes are callable on or after January 1, 2026 and qualify for Tier 2 capital for regulatory purposes. The Company had outstanding balances of $6.0 million under these agreements at December 31, 2024 and 2023.

During August 2022, the Company entered into subordinated note agreements with an individual. The Company had outstanding balances of $6.0 million under these agreements as of December 31, 2024 and 2023. These notes were issued with 10-year maturities, carry interest at a fixed rate of 5.25% through August 6, 2027, and at a variable rate thereafter, payable quarterly. These notes are callable on or after August 6, 2027 and qualify for Tier 2 capital for regulatory purposes. The individual associated with these subordinated note agreements is not a related party of the Company.

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

INVESTMENT SECURITIES

Our securities portfolio consists of securities available for sale and securities held to maturity. Securities are classified as held to maturity or available for sale at the time of purchase. U.S. Treasury securities, obligations of states and political subdivisions, and mortgage-backed securities, all of which are issued by U.S. government agencies or U.S. government-sponsored enterprises, make up the largest components of the securities portfolio. We manage our investment portfolio to provide an adequate level of liquidity as well as to maintain neutral interest rate-sensitive positions, while earning an adequate level of investment income without taking undue or excessive risk.

Securities available for sale consist of U.S. Treasury securities, obligations of U.S. Government sponsored agencies, obligations of states and political subdivision, agency mortgage-backed securities, and corporate notes. Securities classified as available for sale, which management has the intent and ability to hold for an indefinite period of time, but not necessarily to maturity, are carried at fair value, with unrealized gains and losses, net of related deferred income taxes, included in stockholders’ equity as a separate component of other comprehensive income. The fair value of securities available for sale totaled $223.1 million and included negligible gross unrealized gains and gross unrealized losses of $12.9 million at

December 31, 2024. At December 31, 2023, the fair value of securities available for sale totaled $142.2 million and included gross unrealized gains of $0.1 million and gross unrealized losses of $12.2 million.

Securities classified as held to maturity consist of U.S. Treasury securities and obligations of states and political subdivisions. These securities, which management has the intent and ability to hold to maturity, are reported at amortized cost of $110.8 million and $103.3 million as of December 31, 2024 and 2023, respectively.

The Company recognized a negligible net loss on sale of investment securities during the year ended December 31, 2024 and a net loss on sale of investment securities of $7.9 million during the year ended December 31, 2023.

The following tables set forth the composition and maturities of investment securities as of December 31, 2024 and December 31, 2023. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

			After One, But		After Five, But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
At December 31, 2024	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)

	(dollars in thousands)
Available for sale securities
U.S. Treasury securities	$99,656	4.2%	$—	—%	$—	—%	$—	—%	$99,656	4.2%
Obligations of U.S. Government sponsored agencies	$1,493	5.0%	$1,200	4.5%	$13,761	2.0%	$11,312	2.2%	$27,766	2.3%
Obligations of states and political subdivisions	344	4.9%	11,970	4.1%	18,853	3.1%	31,825	2.8%	62,992	3.2%
Mortgage-backed securities	45	3.5%	10,598	3.4%	7,979	4.4%	11,204	3.7%	29,826	3.8%
Corporate notes	—	—%	5,000	8.7%	9,606	3.3%	1,063	10.3%	15,669	5.5%
Total available for sale securities	$101,538	4.2%	$28,768	4.7%	$50,199	3.0%	$55,404	3.0%	$235,909	3.7%
Held to maturity securities
U.S. Treasury securities	$22,671	3.6%	$40,574	3.7%	$44,316	4.3%	$—	—%	$107,561	3.9%
Obligations of states and political subdivisions	800	2.3%	2,395	2.7%	—	—%	—	—%	3,195	2.6%
Total held to maturity securities	$23,471	3.5%	$42,969	3.7%	$44,316	4.3%	$—	—%	$110,756	3.9%
Total	$125,009	4.1%	$71,737	4.1%	$94,515	3.6%	$55,404	3.0%	$346,665	3.8%

			After One, But		After Five, But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
At December 31, 2023	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)

	(dollars in thousands)
Available for sale securities
Obligations of U.S. Government sponsored agencies	$980	5.1%	$1,464	5.0%	$16,202	2.2%	$12,807	2.2%	$31,453	2.5%
Obligations of states and political subdivisions	—	—%	9,828	4.1%	14,542	3.5%	39,559	2.8%	63,929	3.1%
Mortgage-backed securities	3,579	2.6%	8,649	3.3%	11,788	4.1%	13,773	3.7%	37,789	3.6%
Corporate notes	4,995	3.3%	5,000	6.5%	9,119	3.4%	1,543	6.5%	20,657	4.4%
Certificates of deposit	490	1.3%	—	—%	—	—%	—	—%	490	1.3%
Total available for sale securities	$10,044	3.1%	$24,941	4.4%	$51,651	3.2%	$67,682	2.9%	$154,318	3.3%
Held to maturity securities
U.S. Treasury securities	$16,816	3.4%	$60,714	3.6%	$21,643	4.7%	$—	—%	99,173	3.8%
Obligations of states and political subdivisions	956	2.7%	2,324	2.5%	871	3.0%	—	—%	4,151	2.6%
Total held to maturity securities	$17,772	3.4%	$63,038	3.6%	$22,514	4.6%	$—	—%	$103,324	3.8%
Total	$27,816	3.3%	$87,979	3.8%	$74,165	3.7%	$67,682	2.9%	$257,642	3.5%
(1)	Weighted Average Yield is shown on a fully taxable equivalent basis using a federal tax rate of 21%.

LIQUIDITY, CASH FLOWS, AND CAPITAL RESOURCES

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

Cash Flows.  Our cash flows consist of operating activities, investing activities, and financing activities.

Net cash flows provided by operating activities totaled $65.8 million during 2024 compared to $52.9 million during 2023. The largest contributing factor to the increase in cash flows provided by operating activities during 2024 was an increase in net income excluding realized gains and losses on the sale of securities and UFS (which are considered investing activities).

Net cash flows used by investing activities totaled $252.9 million during 2024 compared to net cash flows provided by investing activities totaling $269.0 million during 2023. Significant increases in our loan portfolio along with purchases of securities during 2024 created net cash flows used during 2024. The absence of significant increases in these areas added to proceeds from the sales of securities and UFS and $90.0 million in net cash received in the acquisition of Hometown created net cash flows provided by investing activities during 2023.

Net cash flows provided by financing activities totaled $201.0 million during 2024 compared to net cash flows used in financing activities totaling $193.8 million during 2023. The primary difference in year-over-year cash flows related to financing activities was significant growth in deposits during 2024 compared to significant decreases in deposits during 2023.

See the consolidated statement of cash flows elsewhere in this report for further information regarding cash flow activity during 2024 and 2023.

Capital Adequacy.  Total shareholders’ equity was $639.7 million at December 31, 2024, compared to $619.8 million at December 31, 2023. Our total shareholders’ equity increased during 2024 and 2023 as a result of our profitability, reduced by dividends paid and common share repurchases. Growth in shareholders’ equity was further stimulated by the acquisition of Hometown during 2023.

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

					Minimum Capital Required		Minimum To Be Well-
			Minimum Capital		for Capital Adequacy Plus		Capitalized Under prompt
			Required for Capital		Capital Conservation Buffer		corrective Action
	Actual		Adequacy		Basel III Phase-In Schedule		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
At December 31, 2024
Bank First Corporation:
Total capital (to risk-weighted assets)	$509,763	14.1%	$288,325	8.0%	$378,427	10.5%	N/A	N/A
Tier I capital (to risk-weighted assets)	457,749	12.7%	216,244	6.0%	306,346	8.5%	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	457,749	12.7%	162,183	4.5%	252,285	7.0%	N/A	N/A
Tier I capital (to average assets)	457,749	11.0%	167,134	4.0%	167,134	4.0%	N/A	N/A
Bank First, N.A:
Total capital (to risk-weighted assets)	$438,549	12.2%	$288,152	8.0%	$378,200	10.5%	$360,190	10.0%
Tier I capital (to risk-weighted assets)	398,535	11.1%	216,114	6.0%	306,162	8.5%	288,152	8.0%
Common equity tier I capital (to risk-weighted assets)	398,535	11.1%	162,086	4.5%	252,133	7.0%	234,124	6.5%
Tier I capital (to average assets)	398,535	9.5%	167,019	4.0%	167,019	4.0%	208,774	5.0%
At December 31, 2023
Bank First Corporation:
Total capital (to risk-weighted assets)	$484,398	14.0%	$276,904	8.0%	$363,437	10.5%	N/A	N/A
Tier I capital (to risk-weighted assets)	437,979	12.7%	207,678	6.0%	294,211	8.5%	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	433,979	12.5%	155,759	4.5%	242,291	7.0%	N/A	N/A
Tier I capital (to average assets)	437,979	11.1%	158,581	4.0%	158,581	4.0%	N/A	N/A
Bank First, N.A:
Total capital (to risk-weighted assets)	$446,634	12.9%	$276,726	8.0%	$363,202	10.5%	$345,907	10.0%
Tier I capital (to risk-weighted assets)	412,215	11.9%	207,544	6.0%	294,021	8.5%	276,726	8.0%
Common equity tier I capital (to risk-weighted assets)	412,215	11.9%	155,658	4.5%	242,135	7.0%	224,840	6.5%
Tier I capital (to average assets)	412,215	10.4%	158,585	4.0%	158,585	4.0%	198,231	5.0%

As previously mentioned, the Company carried $12.0 million of subordinated debt as of December 31, 2024 and 2023, as well as $4.0 million of junior subordinated debt as of December 31, 2023. These totals are included in total capital for the Company in the tables above.

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

Loan commitments and standby and direct pay letters of credit do not necessarily represent our future cash requirements because while the borrower has the ability to draw upon these commitments at any time, these commitments occasionally expire without being drawn upon. Our off-balance sheet arrangements as of December 31, 2024 were as follows:

	Amounts of Commitments Expiring - By Period as of December 31, 2024
		Less Than	One to	Three to	After Five
Other Commitments	Total	One Year	Three Years	Five Years	Years

	(dollars in thousands)
Unused lines of credit	$753,209	$411,564	$105,345	$37,493	$198,807
Standby and direct pay letters of credit	11,055	9,651	599	625	180
Credit card arrangements	24,399	—	—	—	24,399
Total commitments	$788,663	$421,215	$105,944	$38,118	$223,386

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

Interest Rate Sensitivity.    Interest rate risk is the risk to earnings and value arising from changes in market interest rates. Interest rate risk arises from timing differences in the repricings and maturities of interest-earning assets and interest-bearing liabilities (repricing risk), changes in the expected maturities of assets and liabilities arising from embedded options, such as borrowers’ ability to prepay home mortgage loans at any time and depositors’ ability to redeem certificates of deposit before maturity (option risk), changes in the shape of the yield curve where interest rates increase or decrease in a nonparallel fashion (yield curve risk), and changes in spread relationships between different yield curves, such as U.S. Treasuries.

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

The following table demonstrates, as of December 31, 2024, the annualized result of an interest rate simulation and the estimated effect that a parallel interest rate shift, or “shock,” in the yield curve and subjective adjustments in deposit pricing might have on the Company’s projected net interest income over the next 12 months. This simulation assumes that there is no growth in interest-earning assets or interest-bearing liabilities over the next 12 months. The changes to net interest income shown below are in compliance with the Company’s policy guidelines.

Change in Interest Rates	Percentage Change in
(in Basis Points)	Net Interest Income
+300	(4.5)%
+200	(3.0)%
+100	(1.5)%
-100	(1.3)%
-200	(2.1)%
-300	(2.1)%

Economic Value of Equity Analysis.    We also analyze the sensitivity of the Company’s financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between estimated changes in the present value of the Company’s assets and estimated changes in the present value of the Company’s liabilities assuming various changes in current interest rates. The Company’s economic value of equity analysis as of December 31, 2024 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Company would experience a 3.00% increase in the economic value of equity. At the same date, our analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, the Company would experience 3.23% decrease in the economic value of equity. The estimates of changes in the economic value of our equity require us to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on the economic value of our equity. Although our economic value of equity analysis provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of our equity and will differ from actual results.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Bank First Corporation and Subsidiaries Manitowoc, Wisconsin

Consolidated Financial Statements

Years Ended December 31, 2024, 2023 and 2022

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Bank First Corporation

Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Bank First Corporation and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinion

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses on Loans – Qualitative Factor Adjustments

Description of the Critical Audit Matter

As described in Note 4 to the financial statements the Company’s allowance for credit losses on loans (“ACL-Loans”) was $44.1 million as of December 31, 2024.  To estimate the ACL – Loans the Company segments the loan portfolio into loan pools based on loan type and similar credit risk elements. Loans with similar risk characteristics are evaluated in pools and the Company utilizes a discounted cash flow (“DCF”) method where probability of default and loss given default assumptions are applied to a projective model of the pool’s cash flows while considering prepayment and principal curtailment effects. The Company utilizes peer call report data to measure historical credit loss experience with similar risk characteristics within the segments over an economic cycle and has incorporated macroeconomic drivers to adjust the historical loss experience estimate for reasonable and supportable forecasts that are quantitatively related to the Company’s historical credit loss experience. The expected credit losses for each loan pool are then adjusted for changes in qualitative factors not inherently considered in the quantitative analyses and include lending policy, changes in nature and volume of loans, staff experience, changes in volume and trends of problem loans, concentration risk, trends in underlying collateral values, external factors, quality of loan review system and other economic conditions.

We identified the qualitative factor adjustments included in the ACL-Loans as a critical audit matter. The principal considerations for our determination included the high degree of judgment and subjectivity in auditing management’s identification and measurement of qualitative factor adjustments. This required a high degree of effort, specialized skills and knowledge, and significant judgment.

How the Critical Audit Matter Was Addressed in the Audit

The primary procedures we performed to address this critical audit matter included:

●	Evaluated the design and operating effectiveness of controls relating to the ACL-Loans, including:
o	Controls over the completeness and accuracy of data included in the model used to determine the ACL-Loans, and
o	Controls over management’s review and approval of the ACL-Loans, including management’s estimation of the qualitative factor adjustments applied within the qualitative framework.
●	Evaluated the reasonableness of management’s qualitative factor adjustments, including testing management’s identification of qualitative factors, the application of qualitative factor adjustments within the model, and assessing the completeness and accuracy of data utilized in development of the qualitative adjustments.
●	Evaluated management’s judgments and assumptions related to the qualitative adjustments by assessing relevant trends in credit quality and evaluating the relationship of the trends to the qualitative adjustments applied to the ACL-Loans.

/s/ Forvis Mazars, LLP

We have served as the Company’s auditor since 2019.

Atlanta, Georgia

February 28, 2025

Bank First Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31, 2024	December 31, 2023

	(In thousands, except share and per share data)

Assets
Cash and due from banks	$59,164	$69,973
Interest-bearing deposits	202,168	177,495
Cash and cash equivalents	261,332	247,468
Securities held to maturity, at amortized cost ($109,424 and $103,626 fair value at December 31, 2024 and December 31, 2023, respectively)	110,756	103,324
Securities available for sale, at fair value ($235,909 and $154,318 amortized cost at December 31, 2024 and December 31, 2023, respectively)	223,061	142,197
Loans held for sale	3,088	3,012
Loans	3,517,168	3,342,974
Allowance for credit losses - loans ("ACL-Loans")	(44,151)	(43,609)
Loans, net	3,473,017	3,299,365
Premises and equipment, net	71,108	69,891
Goodwill	175,106	175,106
Other investments	22,643	21,366
Cash value of life insurance	61,542	61,292
Core deposit intangibles, net	21,203	26,996
Mortgage servicing rights ("MSR")	13,369	13,668
Other real estate owned (“OREO”)	741	2,573
Investment in Ansay and Associates, LLC ("Ansay")	34,093	32,926
Other assets	24,001	22,658
TOTAL ASSETS	$4,495,060	$4,221,842
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Interest-bearing deposits	$2,636,192	$2,382,185
Noninterest-bearing deposits	1,024,881	1,050,735
Total deposits	3,661,073	3,432,920
Securities sold under repurchase agreements	—	75,747
Notes payable	135,372	35,270
Subordinated notes	12,000	12,000
Junior subordinated debenture	—	4,124
Other liabilities	46,932	41,983
Total liabilities	3,855,377	3,602,044
Stockholders’ equity:
Serial preferred stock - $0.01 par value
Authorized - 5,000,000 shares	—	—
Common stock - $0.01 par value
Authorized - 20,000,000 shares
Issued - 11,515,130 shares as of December 31, 2024 and December 31, 2023
Outstanding - 10,012,088 and 10,365,131 shares as of December 31, 2024 and December 31, 2023, respectively	115	115
Additional paid-in capital	333,842	333,815
Retained earnings	398,002	348,001
Treasury stock, at cost - 1,503,042 and 1,149,999 shares as of December 31, 2024 and December 31, 2023, respectively	(82,925)	(53,387)
Accumulated other comprehensive loss	(9,351)	(8,746)
Total stockholders’ equity	639,683	619,798
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,495,060	$4,221,842

See accompanying notes to consolidated financial statements.

Bank First Corporation and Subsidiaries

Consolidated Statements of Income

	Years Ended December 31
	2024	2023	2022

	(In Thousands, except per share amounts)
Interest income:
Loans, including fees	$189,007	$168,815	$106,951
Securities:
Taxable	10,338	8,460	5,887
Tax-exempt	964	1,035	1,801
Other	6,096	4,173	1,895
Total interest income	206,405	182,483	116,534
Interest expense:
Deposits	64,168	42,367	10,268
Securities sold under repurchase agreements	22	1,813	542
Borrowed funds	4,415	4,823	1,639
Total interest expense	68,605	49,003	12,449
Net interest income	137,800	133,480	104,085
Provision for credit losses	(800)	4,682	2,200
Net interest income after provision for credit losses	138,600	128,798	101,885
Noninterest income:
Service charges	8,043	7,033	5,810
Income from Ansay	3,502	2,922	2,558
Income from UFS, LLC (“UFS”)	—	2,265	3,055
Loan servicing income	2,938	2,860	1,922
Valuation adjustment on MSR	(299)	395	2,865
Net gain on sales of mortgage loans	1,298	897	1,560
Gain on sale of UFS	—	38,904	—
Other	4,198	2,839	1,931
Total noninterest income	19,680	58,115	19,701
Noninterest expense:
Salaries, commissions, and employee benefits	40,901	40,355	33,155
Occupancy	5,957	5,670	5,467
Data processing	9,692	8,011	6,324
Postage, stationery, and supplies	885	1,084	771
Net (gain) loss on sales and valuations of OREO	(694)	2,133	(146)
Net loss on sale of securities	34	7,901	—
Advertising	313	326	271
Charitable contributions	793	944	718
Federal deposit insurance	1,850	1,831	1,098
Outside service fees	4,560	4,519	5,629
Amortization of intangibles	5,793	6,324	2,318
Other	8,683	9,021	6,348
Total noninterest expense	78,767	88,119	61,953
Income before provision for income taxes	79,513	98,794	59,633
Provision for income taxes	13,950	24,280	14,419
Net Income	$65,563	$74,514	$45,214
Earnings per share - basic	$6.50	$7.28	$5.58
Earnings per share - diluted	$6.50	$7.28	$5.58

See accompanying notes to consolidated financial statements.

Bank First Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

	Years Ended December 31
	2024	2023	2022

	(In Thousands)
Net Income	$65,563	$74,514	$45,214
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities:
Unrealized holding gains (losses) arising during period	(760)	1,302	(26,266)
Amortization of unrealized holding gains on securities transferred from available for sale to held to maturity	—	(1)	(1)
Reclassification adjustment for losses included in net income	34	7,901	—
Income tax benefit (expense)	121	(2,382)	7,092
Total other comprehensive income (loss)	(605)	6,820	(19,175)
Comprehensive income	$64,958	$81,334	$26,039

See accompanying notes to consolidated financial statements.

Bank First Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity

						Accumulated
	Serial		Additional			Other	Total
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive	Stockholders’
	Stock	Stock	Capital	Earnings	Stock	Income (loss)	Equity
(dollars in thousands)
Balance at January 1, 2022	$—	$85	$93,149	$258,104	$(32,294)	$3,609	$322,653
Net income	—	—	—	45,214	—	—	45,214
Other comprehensive loss	—	—	—	—	—	(19,175)	(19,175)
Purchase of treasury stock	—	—	—	—	(14,314)	—	(14,314)
Sale of treasury stock	—	—	—	—	114	—	114
Cash dividends ($0.94 per share)	—	—	—	(7,822)	—	—	(7,822)
Amortization of stock-based compensation	—	—	1,662	—	—	—	1,662
Vesting of restricted stock awards	—	—	(1,303)	—	1,303	—	—
Shares issued in the acquisition of Denmark Bancshares, Inc. (1,579,530 shares)	—	16	124,755	—	—	—	124,771
Balance at December 31, 2022	$—	$101	$218,263	$295,496	$(45,191)	$(15,566)	$453,103
Net income	—	—	—	74,514	—	—	74,514
Other comprehensive income	—	—	—	—	—	6,820	6,820
Purchase of treasury stock	—	—	—	—	(10,046)	—	(10,046)
Sale of treasury stock	—	—	—	—	195	—	195
Cash dividends ($1.15 per share)	—	—	—	(11,959)	—	—	(11,959)
Amortization of stock-based compensation	—	—	2,142	—	—	—	2,142
Vesting of restricted stock awards	—	—	(1,655)	—	1,655	—	—
Adoption of new accounting pronouncement	—	—	—	(10,050)	—	—	(10,050)
Shares issued in the acquisition of Hometown Bancorp, Ltd. (1,450,272 shares)	—	14	115,065	—	—	—	115,079
Balance at December 31, 2023	$—	$115	$333,815	$348,001	$(53,387)	$(8,746)	$619,798
Net income	—	—	—	65,563	—	—	65,563
Other comprehensive loss	—	—	—	—	—	(605)	(605)
Purchase of treasury stock	—	—	—	—	(31,928)	—	(31,928)
Sale of treasury stock	—	—	—	—	245	—	245
Cash dividends ($1.55 per share)	—	—	—	(15,562)	—	—	(15,562)
Amortization of stock-based compensation	—	—	2,172	—	—	—	2,172
Vesting of restricted stock awards	—	—	(2,145)	—	2,145	—	—
Balance at December 31, 2024	$—	$115	$333,842	$398,002	$(82,925)	$(9,351)	$639,683

See accompanying notes to consolidated financial statements.

Bank First Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31
	2024	2023	2022

	(In Thousands)
Cash flows from operating activities:
Net income	$65,563	$74,514	$45,214
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(800)	4,682	2,200
Depreciation and amortization of premises and equipment	2,253	2,073	1,656
Amortization of intangibles	5,793	6,324	2,318
Net (accretion) amortization of securities	(3,411)	(2,377)	315
Amortization of stock-based compensation	2,172	2,142	1,662
Accretion of purchase accounting valuations	(4,635)	(6,884)	(2,559)
Net change in deferred loan fees and costs	(488)	(1,434)	(881)
Expense (benefit) from deferred income taxes	1,773	(1,724)	(869)
Change in fair value of MSR and other investments	296	(693)	(3,028)
Loss from sale and disposal of premises and equipment	375	363	57
Net (gain) loss on sale of OREO and valuation allowance	(694)	2,133	(146)
Proceeds from sales of mortgage loans	118,240	74,693	85,471
Originations of mortgage loans held for sale	(117,018)	(76,160)	(83,774)
Gain on sales of mortgage loans	(1,298)	(897)	(1,560)
Realized loss on sale of securities	34	7,901	—
Realized gain on sale of UFS	—	(38,904)	—
Undistributed income of UFS joint venture	—	(2,265)	(3,055)
Undistributed income of Ansay joint venture	(3,502)	(2,922)	(2,558)
Net earnings on life insurance	(1,661)	(1,534)	(925)
(Increase) decrease in other assets	(2,994)	(2,006)	2,877
Increase (decrease) in other liabilities	5,849	15,920	(2,407)
Net cash provided by operating activities	65,847	52,945	40,008
Cash flows from investing activities, net of effects of business combination:
Activity in securities available for sale and held to maturity:
Sales	10,206	76,038	—
Maturities, prepayments, and calls	206,357	126,737	14,690
Purchases	(302,209)	(26,646)	(142,414)
Proceeds from other investments	—	248	—
Net increase in loans	(168,856)	(37,410)	(198,000)
Proceeds from sale of UFS	—	51,674	—
Dividends received from UFS	—	1,747	2,408
Dividends received from Ansay	2,335	1,924	1,960
Proceeds from sale of OREO	3,938	1,827	320
Net (purchase) sales of Federal Home Loan Bank (“FHLB”) stock	(1,274)	262	(635)
Net purchases of Federal Reserve Bank (“FRB”) stock	—	(3,880)	(3,627)
Proceeds from life insurance	1,411	—	—
Proceeds from sale of premises and equipment	2,380	—	—
Purchases of premises and equipment	(7,225)	(13,484)	(6,872)
Net cash received in business combination	—	89,959	154,364
Net cash (used in) provided by investing activities	(252,937)	268,996	(177,806)

Bank First Corporation and Subsidiaries

Consolidated Statements of Cash Flows - (continued)

	Years Ended December 31
	2024	2023	2022

	(In Thousands)
Cash flows from financing activities, net of effects of business combination:
Net increase (decrease) in deposits	$228,070	$(159,410)	$(72,879)
Net increase (decrease) in securities sold under repurchase agreements	(75,747)	(21,449)	56,074
Proceeds from advances of notes payable	140,000	121,700	3,122,700
Repayment of notes payable	(40,000)	(93,107)	(3,129,584)
Proceeds from issuance of subordinated notes	—	—	6,000
Repayment of subordinated notes	—	(11,500)	—
Repayment of junior subordinated debentures	(4,124)	(8,248)	—
Dividends paid	(15,562)	(11,959)	(7,822)
Proceeds from sales of common stock	245	195	114
Repurchase of common stock	(31,928)	(10,046)	(14,314)
Net cash provided by (used in) financing activities	200,954	(193,824)	(39,711)
Net increase (decrease) in cash and cash equivalents	13,864	128,117	(177,509)
Cash and cash equivalents at beginning of year	247,468	119,351	296,860
Cash and cash equivalents at end of year	$261,332	$247,468	$119,351

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$65,970	$44,145	$11,311
Income taxes	14,086	23,806	14,135
Supplemental schedule of noncash activities:
Loans transferred to OREO	412	—	24
Closed branch building transferred to OREO	1,748	2,623	1,115
MSR resulting from sale of loans	1,343	879	771
Amortization of unrealized holding gains on securities transferred from available for sale to held to maturity recognized in other comprehensive income, net of tax	—	(1)	(1)
Change in unrealized gains and losses on investment securities available for sale, net of tax	(639)	(1,080)	(19,174)

Acquisition:
Fair value of assets acquired	$—	$615,105	$685,840
Fair value of liabilities assumed	—	549,564	612,700
Net assets acquired	$—	$65,541	$73,140
Common stock issued in acquisition	$—	$115,079	$124,771

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Bank First, National Association (“Bank”). The Bank’s wholly owned subsidiaries are Bank First Investments, Inc., TVG Holdings, Inc. (“TVG") and BFC Title LLC. All significant intercompany balances and transactions have been eliminated. TVG has an investment in a minority-owned subsidiary, Ansay, which is accounted for using the equity method in the consolidated financial statements. TVG owns 40.0% of Ansay. The Bank owned 49.8% of UFS, which provides data processing solutions to over 60 banks in the Midwest. On October 1, 2023, it sold 100% of its member interest in UFS to a third party.

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

Cash and Cash Equivalents

For purposes of reporting cash flows in the consolidated financial statements, cash and cash equivalents include cash on hand, interest-bearing and noninterest-bearing accounts in other financial institutions, and federal funds sold, all of which have original maturities of three months or less. Generally, federal funds are purchased and sold for one day periods. In the normal course of business, the Company maintains cash and due from bank balances with correspondent banks. Accounts at each institution that are insured by the Federal Deposit Insurance Corporation have up to $250,000 of insurance. Total uninsured balances held at December 31, 2024 and 2023 were approximately $1.6 million and $3.1 million, respectively.

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

Other Investments

Other investments are carried at cost, minus impairment if any, or, where available, recently observable market prices, which approximates fair value, and consist of FHLB stock, FRB stock, Bankers’ Bancorporation stock, and public and private company securities. Other investments are evaluated for impairment at least on an annual basis.

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

Allowance for Credit Losses - Loans

The ACL – Loans represents management’s estimate of expected credit losses in the Company’s loan portfolio at the balance sheet date. The Company estimates the ACL – Loans based on the amortized cost basis of the underlying loan and has made an accounting policy election to exclude accrued interest from the loan’s amortized cost basis and the related measurement of the ACL – Loans. Estimating the amount of the ACL – Loans is a function of a number of factors, including but not limited to changes in the loan portfolio, net charge-offs, trends in past due and nonaccrual loans, the level of potential problem loans, and expected future economic conditions, all of which may be susceptible to significant change. We establish the ACL – Loans through charges to earnings, which are shown in the statements of income as the provision for credit losses. Specifically identifiable and quantifiable known losses are promptly charged off against the allowance.

The Company uses a current expected loss model (“CECL”) to evaluate the reasonable value of the ACL - Loans. This methodology considers historical loss rates and other qualitative adjustments, as well as a forward-looking component that considers reasonable and supportable forecasts over the expected life of each loan. To develop the ACL – Loans estimate under CECL, the Company segments the loan portfolio into loan pools based on loan type and similar credit risk elements; calculates the historical loss rates for the segmented loan pools; applies the loss rates over the calculated life of the pooled loans; adjusts the forecasted macro-level economic conditions; and determines qualitative adjustments based on factors and conditions unique to the Company’s portfolio. The Company further individually evaluates PCD loans and other loans that no longer share similar risk characteristics with the collectively evaluated pools based on the amount and timing of estimated future cash flows or collateral values and establishes specific reserves when these estimated future cash flows or collateral values do not justify the carrying value of the loan.

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

Company Owned Life Insurance

The Company has purchased life insurance policies on certain key executives, and also holds life insurance that was previously purchased by institutions that were subsequently acquired by the Company. Company owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. Company owned life insurance is included in other assets.

Intangible Assets and Goodwill

Intangible assets consist of the value of core deposits, mortgage servicing assets and the excess of purchase price over fair value of net assets (goodwill). See Note 2 for additional information on an acquisition completed in 2023.

The value of core deposits are typically recorded in connection with a whole bank or branch acquisition. The value of the core deposit intangible represents the estimated value of the long-term deposit relationships acquired in the transaction.

Determining the value of core deposits and their average lives involves multiple assumptions and estimates and is typically determined by performing a discounted cash flow analysis, which involves a combination of any or all of the following assumptions: customer attrition/runoff, alternative funding costs, deposit servicing costs, and discount rates. The value of core deposits are stated at cost less accumulated amortization and are amortized on a sum of the year’s digits basis over a period of one to ten years.

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

The Company evaluated goodwill and core deposit intangibles for impairment during 2024, 2023 and 2022, determining that there was no goodwill or core deposit intangible impairment.

Income Taxes

The Company files one consolidated federal income tax return, a state tax return in its home state of Wisconsin, and other  returns in states where the Company deems its business activity necessitates filing. Federal income tax expense is allocated to each subsidiary based on an intercompany tax sharing agreement.

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

Earnings Per Share Computations

Basic earnings per share is net income divided by the weighted average number of common shares outstanding during the period. All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options (none for the years ended December 31, 2024, 2023, or 2022).

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe that there are any such matters that will have a material effect on the consolidated financial statements at December 31, 2024 and 2023.

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

Rate Lock Commitments

Commitments to fund mortgage loans, at a set interest rate, (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free-standing derivatives. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest rate on the loan is locked. The Bank enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into in order to hedge the change in interest rates resulting from its commitments to fund loans. The forward commitments for the future delivery of mortgage loans are based on the Bank’s “best efforts” and therefore the Bank is not penalized if a loan is not delivered to the investor if the loan did not get originated. The fair values of the Company’s rate lock commitments to customers as of December 31, 2024 and 2023 were not material and have not been recorded.

Operating Segments

While the Company’s chief decision-makers monitor the revenue streams of the various products and services, operations are managed, and financial performance is evaluated on a Company-wide basis. Operating segments are aggregated into one as operating results for all segments are similar. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

Reclassifications

Certain 2023 and 2022 amounts have been reclassified to conform to the presentation used in 2024. These reclassifications had no effect on the operations, financial condition or cash flows of the Company.

Recently Implemented Accounting Standards

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. It provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The updated guidance was originally effective for all entities from March 12, 2020 through December 31, 2022. In December 2022, the FASB issued ASU 2022-06 which deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The Company has been diligent in responding to reference rate reform and no longer has any products tied to rates impacted by this reform.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU is intended to improve the disclosures about a public entity’s reportable segments and addresses requests from investors and other decision makers for additional, more detailed information about a reportable segment’s expenses. The amendment applies to all public entities that are required to report segment information in accordance with Topic 280. This update was effective for annual periods beginning after December 15, 2023, applied retrospectively to all periods presented. Adoption of the amendment did not have a material impact on these consolidated financial statement disclosures.

New Accounting Pronouncements That Have Not Yet Been Adopted

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU is intended to improve the transparency and decision usefulness of income tax disclosures by requiring specific categories in the rate reconciliation table and disaggregation of taxes paid by jurisdiction. All public entities must also provide additional information for reconciling items that meet a specific quantitative threshold. This update is effective for annual periods beginning after December 15, 2024. The Company anticipates that this standard will require expanded disclosure related to its income tax exposure, but will not cause any change in the accounting for operational results.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses. This ASU is intended to improve the disclosures about a public entity’s income statement expense categories and addresses requests from investors and other decision makers for additional, more detailed information about income statement expense categories. The amendment applies to all public entities that are required to report income statement categories in accordance with Topic 280. The effective date for this update was amended by ASU 2025-01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, and is now effective for annual periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027.

Note 2 Acquisition

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

Note 3 Securities

The following is a summary of available for sale securities (dollar amounts in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2024
U.S. Treasury securities	$99,656	$—	$—	$99,656
Obligations of U.S. Government sponsored agencies	27,766	1	(3,026)	24,741
Obligations of states and political subdivisions	62,992	3	(6,638)	56,357
Mortgage-backed securities	29,826	3	(1,836)	27,993
Corporate notes	15,669	—	(1,355)	14,314
Total available for sale securities	$235,909	$7	$(12,855)	$223,061

December 31, 2023
Obligations of U.S. Government sponsored agencies	$31,453	$4	$(3,163)	$28,294
Obligations of states and political subdivisions	63,929	77	(5,760)	58,246
Mortgage-backed securities	37,789	5	(1,664)	36,130
Corporate notes	20,657	—	(1,619)	19,038
Certificates of deposit	490	—	(1)	489
Total available for sale securities	$154,318	$86	$(12,207)	$142,197

The following is a summary of held to maturity securities (dollar amounts in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2024
U.S. Treasury securities	$107,561	$224	$(1,556)	$106,229
Obligations of states and political subdivisions	3,195	—	—	3,195
Total held to maturity securities	$110,756	$224	$(1,556)	$109,424

December 31, 2023
U.S. Treasury securities	$99,173	$1,372	$(1,070)	$99,475
Obligations of states and political subdivisions	4,151	—	—	4,151
Total held to maturity securities	$103,324	$1,372	$(1,070)	$103,626

The following table shows the fair value and gross unrealized losses of securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (dollar amounts in thousands):

	Less Than 12 Months		Greater Than 12 Months		Total
							Number
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	of
	Value	Losses	Value	Losses	Value	Losses	Securities

December 31, 2024 - Available for Sale
Obligations of U.S. Government sponsored agencies	$1,177	$(23)	$22,069	$(3,003)	$23,246	$(3,026)	24
Obligations of states and political subdivisions	10,380	(129)	44,686	(6,509)	55,066	(6,638)	77
Mortgage-backed securities	3,913	(140)	23,863	(1,696)	27,776	(1,836)	100
Corporate notes	—	—	13,168	(1,355)	13,168	(1,355)	9
Totals	$15,470	$(292)	$103,786	$(12,563)	$119,256	$(12,855)	210

December 31, 2024 - Held to Maturity
U.S. Treasury securities	$46,456	$(1,045)	$31,322	$(511)	$77,778	$(1,556)	48

December 31, 2023 - Available for Sale
Obligations of U.S. Government sponsored agencies	$6,519	$(173)	$19,519	$(2,990)	$26,038	$(3,163)	24
Obligations of states and political subdivisions	6,806	(71)	40,959	(5,689)	47,765	(5,760)	65
Mortgage-backed securities	5,751	(95)	28,693	(1,569)	34,444	(1,664)	104
Corporate notes	4,926	(68)	12,487	(1,551)	17,413	(1,619)	9
Certificate of deposits	—	—	489	(1)	489	(1)	2
Totals	$24,002	$(407)	$102,147	$(11,800)	$126,149	$(12,207)	204

December 31, 2023 - Held to Maturity
U.S. Treasury securities	$31,785	$(99)	$35,362	$(971)	$67,147	$(1,070)	49
Obligations of states and political subdivisions	—	—	220	—	220	—	1
Totals	$31,785	$(99)	$35,582	$(971)	$67,367	$(1,070)	50

As of December 31, 2024, no allowance for credit losses has been recognized on available for sale securities in an unrealized loss position as the Company does not believe any of the debt securities are credit impaired. This is based on the Company’s analysis of the risk characteristics, including credit ratings, and other qualitative factors related to these securities. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. As of December 31, 2024, the Company did not intend to sell these securities and it was more likely than not that the Company would not be required to sell the debt securities before recovery of their amortized cost, which may be at maturity. The unrealized losses have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration.

Furthermore, the Company monitors the credit quality of debt securities held to maturity quarterly through the use of credit ratings. U.S. Treasury securities at December 31, 2024 were all rated AAA and have the full faith and credit backing of the United States Government. Obligations of states and political subdivisions in an unrealized loss position at December 31, 2024 are not material to the financial statements.

Contractual maturities will differ from expected maturities for mortgage-backed securities because borrowers may have the right to call or prepay obligations without penalties. The following is a summary of amortized cost and estimated fair value of securities, by contractual maturity, as of December 31, 2024 (dollar amounts in thousands):

	Available for Sale		Held to Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$101,493	$101,495	$23,471	$23,370
Due after one year through 5 years	18,170	17,741	42,969	42,466
Due after 5 years through 10 years	42,220	37,714	44,316	43,588
Due after 10 years	44,200	38,118	—	—
Subtotal	206,083	195,068	110,756	109,424
Mortgage-backed securities	29,826	27,993	—	—
Total	$235,909	$223,061	$110,756	$109,424

Following is a summary of the proceeds from sales of securities available for sale, as well as gross gains and losses, from the years ended December 31 (dollar amounts in thousands):

	2024	2023	2022
Proceeds from sales of securities	$10,206	$76,038	$—
Gross gains on sales	—	122	—
Gross losses on sales	(34)	(8,023)	—

The tax benefit for 2024 related to these net realized losses was negligible, and for 2023 was $1.7 million.

As of December 31, 2024 and 2023, the carrying values of securities pledged to secure public deposits, securities sold under repurchase agreements, and for other purposes required or permitted by law were approximately $273.4 million and $204.8 million, respectively.

At year-end 2024 and 2023, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

Note 4 Loans and Allowance for Credit Losses

The composition of loans at December 31 is as follows (dollar amounts in thousands):

	2024	2023
Commercial/industrial	$501,042	$488,498
Commercial real estate - owner occupied	969,413	893,977
Commercial real estate - non-owner occupied	459,516	473,829
Multi-family	326,573	332,959
Construction and development	278,639	201,823
Residential 1‑4 family	912,985	888,412
Consumer	55,164	50,741
Other	15,593	14,980
Subtotals	3,518,925	3,345,219
ACL - Loans	(44,151)	(43,609)
Loans, net of ACL - Loans	3,474,774	3,301,610
Deferred loan fees, net	(1,757)	(2,245)
Loans, net	$3,473,017	$3,299,365

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

The historical loss experience estimate by pool is then adjusted by forecast factors that are quantitatively related to the Company’s historical credit loss experience. For all loan pools, the Company utilizes and forecasts the national unemployment rate as a loss driver. The Company also utilizes and forecasts national GDP growth as a second loss driver for its commercial real estate – owner occupied and construction and development pools, the CRE (SA) interest rates and price index as a second loss driver for its commercial real estate – non-owner occupied pool, the real retail and food services sales index as a second loss driver for its consumer loan pool, and the S&P Case-Schiller US home price index as a second loss driver for its residential 1-4 family pool. For both national unemployment and national GDP growth the Company utilized a twelve-month forecast period, followed by a twelve-month reversion to the mean. The Company utilized the high-end range of the Federal Reserve Bank Open Market Committee forecast for national unemployment and the low-end range for national GDP growth at December 31, 2024. As of December 31, 2024, the Company anticipates the national unemployment rate to rise during the forecast period and the national GDP growth rate to decline. The Company utilized long-term averages for the remaining loss drivers. The reasonable and supportable period and reversion period are re-evaluated each quarter by the Company and are dependent on the current economic environment among other factors.

The Company performed a loss driver refresh study to determine whether the utilized loss drivers remained appropriate along with a study analyzing assumptions around prepayments, curtailments and funding within the model during 2024. While the fundamental methodology remained unchanged, these studies along with improved economic forecasts throughout 2024 served to marginally reduce the risk of loss projected within the model.

The expected credit losses for each loan pool are then adjusted for changes in qualitative factors not inherently considered in the quantitative analyses. The qualitative adjustments either increase or decrease the quantitative model estimation. The Company considers factors that are relevant within the qualitative framework which include the following (including respective weighting): lending policy (10% of factor), changes in nature and volume of loans (10% of factor), staff experience (5% of factor), changes in volume and trends of problem loans (10% of factor), concentration risk (10% of factor), trends in underlying collateral values (10% of factor), external factors (i.e. competition, legal and regulatory requirements; 20% of factor), quality of loan review system (5% of factor) and changes in economic conditions (20% of factor). Changes in economic conditions, changes in volume and trends of problem loans, and changes in underlying collateral values were adjusted to reflect slight reductions to the risk characteristics in each during 2024. All other qualitative factors remained consistent throughout the year.

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

A summary of the activity in ACL - Loans by loan type as of December 31, 2024 is as follows (dollar amounts in thousands):

		Commercial	Commercial
		Real Estate -	Real Estate -		Construction
	Commercial /	Owner	Non - Owner	Multi-	and	Residential
	Industrial	Occupied	Occupied	Family	Development	1-4 Family	Consumer	Other	Total
ACL - Loans - January 1, 2024	$5,965	$12,285	$5,700	$4,754	$3,597	$10,620	$615	$73	$43,609
Charge-offs	(26)	(294)	—	—	—	(44)	(110)	(92)	(566)
Recoveries	24	909	—	—	—	13	37	25	1,008
Provision	(569)	(1,867)	(960)	(1,015)	1,626	2,212	542	131	100
ACL - Loans - December 31, 2024	$5,394	$11,033	$4,740	$3,739	$5,223	$12,801	$1,084	$137	$44,151

A summary of the activity in ACL - Loans by loan type as of December 31, 2023 is as follows (dollar amounts in thousands):

		Commercial	Commercial
		Real Estate -	Real Estate -		Construction
	Commercial /	Owner	Non - Owner	Multi-	and	Residential
	Industrial	Occupied	Occupied	Family	Development	1-4 Family	Consumer	Other	Total
ACL - Loans - January 1, 2023	$4,071	$5,204	$2,644	$2,761	$1,592	$5,944	$314	$150	$22,680
Adoption of ASU 2016-13	1,859	1,982	1,161	753	2,063	2,567	620	(33)	10,972
ACL - Loans on PCD loans acquired	1,082	4,424	—	—	—	28	—	—	5,534
Charge-offs	—	—	—	—	—	—	(4)	(84)	(88)
Recoveries	22	70	—	—	—	106	4	17	219
Provision	(1,069)	605	1,895	1,240	(58)	1,975	(319)	23	4,292
ACL - Loans - December 31, 2023	$5,965	$12,285	$5,700	$4,754	$3,597	$10,620	$615	$73	$43,609

In addition to the ACL-Loans, the Company has established an ACL-Unfunded Commitments, classified in other liabilities on the consolidated balance sheets. This allowance is maintained to absorb losses arising from unfunded loan commitments related to fixed and variable rate commitments to extend credit, and is determined quarterly based on methodology similar to the methodology for determining the ACL-Loans. This quarterly assessment includes consideration of the likelihood that funding of these commitments will eventually occur. The Company has identified the unfunded portion of certain lines of credit, credit card arrangements and letters of credit as unconditionally cancellable credit exposures, meaning the Company can cancel the unfunded commitment at any time. No credit loss estimate is recorded for off-balance sheet credit exposures that are unconditionally cancelable by the Company or for undrawn amounts under such arrangements that may be drawn prior to the cancellation of the arrangement. The ACL - Unfunded Commitments was $2.9 million and $3.8 million at December 31, 2024 and 2023, respectively. See Note 20 for further information on commitments.

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

The following table presents the components of the provision for credit losses (dollar amounts in thousands):

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Provision for credit losses on:
Loans	$100	$4,292	$2,200
Unfunded Commitments	(900)	390	—
Total provision for credit losses	$(800)	$4,682	$2,200

A summary of past due loans as of December 31, 2024 are as follows (dollar amounts in thousands):

		90 Days			Non-Accrual
	30-89 Days	or more			with no
	Past Due	Past Due	Non-		specifically
	Accruing	and Accruing	Accrual	Total	allocated ACL
Commercial/industrial	$50	$328	$794	$1,172	$1
Commercial real estate - owner occupied	446	—	4,999	5,445	800
Commercial real estate - non-owner occupied	—	—	493	493	493
Multi-family	—	—	—	—	—
Construction and development	90	—	—	90	—
Residential 1‑4 family	1,317	1,294	511	3,122	511
Consumer	108	48	29	185	29
Other	—	—	—	—	—
	$2,011	$1,670	$6,826	$10,507	$1,834

A summary of past due loans as of December 31, 2023 are as follows (dollar amounts in thousands):

		90 Days			Non-Accrual
	30-89 Days	or more			with no
	Past Due	Past Due	Non-		specifically
	Accruing	and Accruing	Accrual	Total	allocated ACL
Commercial/industrial	$4,303	$106	$1,344	$5,753	$365
Commercial real estate - owner occupied	180	252	3,877	4,309	343
Commercial real estate - non-owner occupied	14	—	—	14	—
Multi-family	—	—	—	—	—
Construction and development	—	—	—	—	—
Residential 1‑4 family	871	507	429	1,807	394
Consumer	68	28	12	108	11
Other	—	—	—	—	—
	$5,436	$893	$5,662	$11,991	$1,113

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

Collateral Type
As of December 31, 2024		Other		Without an	With an	Allowance
	Real Estate	Business Assets	Total	Allowance	Allowance	Allocation
Commercial/industrial	$—	$793	$793	$—	$793	$793
Commercial real estate - owner occupied	7,795	—	7,795	800	6,995	1,601
Commercial real estate - non-owner occupied	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Construction and development	—	—	—	—	—	—
Residential 1‑4 family	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total Loans	$7,795	$793	$8,588	$800	$7,788	$2,394

	Collateral Type
As of December 31, 2023		Other		Without an	With an	Allowance
	Real Estate	Business Assets	Total	Allowance	Allowance	Allocation
Commercial/industrial	$—	$5,320	$5,320	$47	$5,273	$1,089
Commercial real estate - owner occupied	8,131	—	8,131	794	7,337	3,156
Commercial real estate - non-owner occupied	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Construction and development	—	—	—	—	—	—
Residential 1‑4 family	35	—	35	35	—	—
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total Loans	$8,166	$5,320	$13,486	$876	$12,610	$4,245

The Company utilizes a numerical risk rating system for commercial relationships and certain residential 1-4 family relationships that have commercial characteristics. All other types of relationships (ex: most residential, consumer, other) are assigned a “Pass” rating, unless they have fallen 90 days past due or more, at which time they receive a rating of 7. The Company uses split ratings for government guaranties on loans. The portion of a loan that is supported by a government guaranty is included with other Pass credits.

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

	Amortized Cost Basis by Origination Year
As of December 31, 2024								Revolving
	2024	2023	2022	2021	2020	Prior	Revolving	to Term	Total
Commercial/industrial
Grades 1-4	$82,243	$55,703	$66,599	$49,142	$44,118	$21,121	$77,853	$-	$396,779
Grade 5	16,551	3,076	45,395	4,508	2,266	318	16,574	-	88,688
Grade 6	274	403	608	1,027	7	-	541	-	2,860
Grade 7	362	854	316	5,766	416	752	4,249	-	12,715
Grade 8	-	-	-	-	-	-	-	-	-
Total	$99,430	$60,036	$112,918	$60,443	$46,807	$22,191	$99,217	$-	$501,042
Current-period gross charge-offs	$-	$-	$9	$15	$-	$2	$-	$-	$26
Commercial real estate - owner occupied
Grades 1-4	$92,953	$63,421	$105,388	$161,227	$93,903	$177,068	$41,293	$-	$735,253
Grade 5	48,644	21,142	19,031	20,585	8,741	42,643	8,902	-	169,688
Grade 6	-	-	3,095	1,674	5,658	1,931	3,468	-	15,826
Grade 7	149	840	8,633	3,444	3,594	28,997	2,989	-	48,646
Grade 8	-	-	-	-	-	-	-	-	-
Total	$141,746	$85,403	$136,147	$186,930	$111,896	$250,639	$56,652	$-	$969,413
Current-period gross charge-offs	$-	$-	$-	$293	$-	$1	$-	$-	$294
Commercial real estate - non-owner occupied
Grades 1-4	$27,703	$54,919	$61,803	$123,875	$47,293	$96,008	$9,883	$-	$421,484
Grade 5	1,723	1,935	2,827	2,627	3,502	13,008	-	-	25,622
Grade 6	-	-	1,489	-	-	2,590	1,565	-	5,644
Grade 7	-	-	-	5,906	351	509	-	-	6,766
Grade 8	-	-	-	-	-	-	-	-	-
Total	$29,426	$56,854	$66,119	$132,408	$51,146	$112,115	$11,448	$-	$459,516
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Multi-family
Grades 1-4	$1,724	$26,209	$32,891	$100,950	$71,584	$82,936	$3,385	$-	$319,679
Grade 5	779	1,014	1,307	994	-	118	-	-	4,212
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	442	-	-	-	-	2,240	-	-	2,682
Grade 8	-	-	-	-	-	-	-	-	-
Total	$2,945	$27,223	$34,198	$101,944	$71,584	$85,294	$3,385	$-	$326,573
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Construction and development
Grades 1-4	$66,756	$45,018	$60,063	$11,608	$3,666	$4,921	$1,566	$-	$193,598
Grade 5	23,486	52,351	2,529	1,033	603	199	522	-	80,723
Grade 6	233	-	-	-	-	-	-	-	233
Grade 7	-	676	-	2,489	160	760	-	-	4,085
Grade 8	-	-	-	-	-	-	-	-	-
Total	$90,475	$98,045	$62,592	$15,130	$4,429	$5,880	$2,088	$-	$278,639
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Residential 1‑4 family
Grades 1-4	$98,107	$96,939	$179,313	$176,752	$139,663	$100,537	$93,957	$-	$885,268
Grade 5	2,785	2,971	6,266	2,221	3,017	1,621	1,064	-	19,945
Grade 6	-	151	350	-	-	197	-	-	698
Grade 7	-	-	537	1,282	854	2,900	1,501	-	7,074
Grade 8	-	-	-	-	-	-	-	-	-
Total	$100,892	$100,061	$186,466	$180,255	$143,534	$105,255	$96,522	$-	$912,985
Current-period gross charge-offs	$-	$-	$-	$-	$-	$44	$-	$-	$44
Consumer
Grades 1-4	$25,766	$12,581	$8,063	$3,825	$2,774	$1,624	$466	$-	$55,099
Grade 5	-	-	-	-	-	-	-	-	-
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	10	11	15	9	-	20	-	-	65
Grade 8	-	-	-	-	-	-	-	-	-
Total	$25,776	$12,592	$8,078	$3,834	$2,774	$1,644	$466	$-	$55,164
Current-period gross charge-offs	$88	$15	$4	$-	$3	$-	$-	$-	$110
Other
Grades 1-4	$1,901	$119	$573	$483	$605	$9,070	$2,557	$-	$15,308
Grade 5	-	50	31	-	-	-	204	-	285
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	-	-	-	-	-	-	-	-	-
Grade 8	-	-	-	-	-	-	-	-	-
Total	$1,901	$169	$604	$483	$605	$9,070	$2,761	$-	$15,593
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$92	$-	$92

Total Loans	$492,591	$440,383	$607,122	$681,427	$432,775	$592,088	$272,539	$-	$3,518,925
Total current-period gross charge-offs	$88	$15	$13	$308	$3	$47	$92	$-	$566

	Amortized Cost Basis by Origination Year
As of December 31, 2023								Revolving
	2023	2022	2021	2020	2019	Prior	Revolving	to Term	Total
Commercial/industrial
Grades 1-4	$59,526	$133,469	$62,894	$54,552	$10,380	$20,575	$78,439	$-	$419,835
Grade 5	6,127	5,367	11,641	4,208	1,180	3,039	21,420	-	52,982
Grade 6	671	93	61	206	-	-	627	-	1,658
Grade 7	365	271	5,756	2,351	30	1,687	3,563	-	14,023
Grade 8	-	-	-	-	-	-	-	-	-
Total	$66,689	$139,200	$80,352	$61,317	$11,590	$25,301	$104,049	$-	$488,498
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate - owner occupied
Grades 1-4	$55,239	$105,187	$167,124	$108,680	$47,115	$178,586	$33,220	$-	$695,151
Grade 5	7,586	24,734	24,890	12,955	11,168	26,179	21,519	-	129,031
Grade 6	-	1,161	1,694	110	867	6,552	699	-	11,083
Grade 7	3,143	9,988	10,061	2,313	14,775	15,777	2,655	-	58,712
Grade 8	-	-	-	-	-	-	-	-	-
Total	$65,968	$141,070	$203,769	$124,058	$73,925	$227,094	$58,093	$-	$893,977
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied
Grades 1-4	$54,774	$72,336	$127,450	$53,341	$45,898	$84,129	$9,870	$-	$447,798
Grade 5	944	4,819	2,872	3,516	97	10,081	-	-	22,329
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	-	-	64	366	2,722	550	-	-	3,702
Grade 8	-	-	-	-	-	-	-	-	-
Total	$55,718	$77,155	$130,386	$57,223	$48,717	$94,760	$9,870	$-	$473,829
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate - multi-family
Grades 1-4	$25,099	$28,144	$103,804	$74,083	$25,640	$61,589	$2,149	$-	$320,508
Grade 5	672	1,092	10,660	-	-	27	-	-	12,451
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	-	-	-	-	-	-	-	-	-
Grade 8	-	-	-	-	-	-	-	-	-
Total	$25,771	$29,236	$114,464	$74,083	$25,640	$61,616	$2,149	$-	$332,959
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Construction and development
Grades 1-4	$65,134	$67,396	$35,017	$5,013	$1,853	$4,281	$779	$-	$179,473
Grade 5	11,796	1,190	6,060	743	-	84	808	-	20,681
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	707	-	-	172	-	790	-	-	1,669
Grade 8	-	-	-	-	-	-	-	-	-
Total	$77,637	$68,586	$41,077	$5,928	$1,853	$5,155	$1,587	$-	$201,823
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Residential 1‑4 family
Grades 1-4	$102,529	$199,295	$197,713	$160,489	$44,411	$77,644	$80,659	$-	$862,740
Grade 5	3,816	4,819	6,269	119	612	2,465	604	-	18,704
Grade 6	158	319	810	-	-	180	249	-	1,716
Grade 7	316	366	29	1,022	400	2,947	172	-	5,252
Grade 8	-	-	-	-	-	-	-	-	-
Total	$106,819	$204,799	$204,821	$161,630	$45,423	$83,236	$81,684	$-	$888,412
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Consumer
Grades 1-4	$23,711	$12,497	$6,570	$4,498	$1,194	$1,326	$925	$-	$50,721
Grade 5	-	-	-	-	-	-	-	-	-
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	-	-	-	-	-	20	-	-	20
Grade 8	-	-	-	-	-	-	-	-	-
Total	$23,711	$12,497	$6,570	$4,498	$1,194	$1,346	$925	$-	$50,741
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$4	$-	$4
Other
Grades 1-4	$347	$663	$551	$1,076	$38	$9,697	$2,520	$-	$14,892
Grade 5	-	-	-	-	-	-	88	-	88
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	-	-	-	-	-	-	-	-	-
Grade 8	-	-	-	-	-	-	-	-	-
Total	$347	$663	$551	$1,076	$38	$9,697	$2,608	$-	$14,980
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$84	$-	$84

Total Loans	$422,660	$673,206	$781,990	$489,813	$208,380	$508,205	$260,965	$-	$3,345,219
Total current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$88	$-	$88

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

A summary of loans to directors, executive officers, principal shareholders, and their affiliates for the years ended December 31 is as follows (dollar amounts in thousands):

	2024	2023
Balances at beginning	$63,892	$70,151
Net increase from change in composition of officers and directors	19,047	—
New loans and advances	56,330	24,495
Repayments	(76,418)	(30,754)
Balance at end	$62,851	$63,892

Deposits from directors, executive officers, principal shareholders, and their affiliates totaled approximately $22.5 million and $19.1 million as of December 31, 2024 and 2023, respectively.

Note 6 Mortgage Servicing Rights

Loans serviced for others are not included in the accompanying consolidated balance sheets. MSRs are recognized as separate assets when loans sold in the secondary market are sold with servicing retained. The Company utilizes a third-party consulting firm to assist in determining an accurate assessment of the mortgage servicing rights fair value. The third-party firm collects relevant data points from numerous sources. Some of these data points relate directly to the pricing level or relative value of the mortgage servicing while other data points relate to the assumptions used to derive fair value. In addition, the valuation evaluates specific collateral types, and current and historical performance of the collateral in question. The valuation process focuses on the non-distressed secondary servicing market, common industry practices and current regulatory standards. The primary determinants of the fair value of mortgage servicing rights are servicing fee percentage, ancillary income, expected loan life or prepayment speeds, discount rates, costs to service, delinquency rates, foreclosure losses and recourse obligations. The valuation data also contains interest rate shock analyses for monitoring fair value changes in differing interest rate environments.

Following is an analysis of activity in servicing rights assets that are measured at fair value (dollar amounts in thousands):

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023
Fair value at beginning of period	$13,668	$9,582

Servicing asset additions	1,343	879
Loan payments and payoffs	(1,735)	(1,624)
Changes in valuation inputs and assumptions used in the valuation model	93	1,140
Amount recognized through earnings	(299)	395
MSR asset acquired	—	3,691
Fair value at end of period	$13,369	$13,668

Unpaid principal balance of loans serviced for others	$1,172,311	$1,175,709
Mortgage servicing rights as a percent of loans serviced for others	1.14	1.16

During the years ended December 31, 2024 and 2023, the Company utilized economic assumptions in measuring the initial value of MSRs for loans sold whereby servicing is retained by the Company. The economic assumptions used at December 31, 2024 and 2023 included constant prepayment speed of 8.2 and 7.5 months and a discount rate of 10.18% and 10.19%, respectively. The constant prepayment speeds are obtained from publicly available sources for each of the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation loan programs that the Company originates under.

The assumptions used by the Company are hypothetical and supported by a third-party valuation. The Company’s methodology for estimating the fair value of MSRs is highly sensitive to changes in assumptions.

The carrying value of the mortgage servicing rights approximates fair market value at December 31, 2024 and 2023.

Note 7 Premises and Equipment

An analysis of premises and equipment at December 31 follows (dollar amounts in thousands):

	2024	2023
Land and land improvements	$11,082	$13,594
Buildings and building improvements	66,096	60,790
Furniture and equipment	6,904	7,169
Totals	84,082	81,553
Less accumulated depreciation	14,559	13,245
Right-of-use lease asset (see Note 21)	1,585	1,583
Premises and equipment, net	$71,108	$69,891

Included in buildings and improvements at December 31, 2024 and 2023, is $0.8 million and $5.7 million, respectively, in construction in progress. These amounts relate to branch locations which were under construction. These balances begin accumulating depreciation upon being placed in service.

Depreciation and amortization of premises and equipment charged to operating expense totaled approximately $2.3 million, $2.1 million, and $1.7 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Note 8 Other Real Estate Owned

Changes in OREO for the years ended December 31 were as follows (dollar amounts in thousands):

	2024	2023
Beginning of year	$2,573	$2,520
Transfers in	1,412	2,623
Assets Acquired	—	1,390
Gain (loss) on sale of OREO and valuation allowance	694	(2,133)
Sales	(3,938)	(1,827)
End of year	$741	$2,573

Activity in the valuation allowance for the years ended December 31 was as follows (dollar amounts in thousands):

	2024	2023	2022
Beginning of year	$1,591	$—	$187
Additions charged to expense	—	1,591	24
Valuation relieved due to sale of OREO	(1,591)	—	(211)
End of year	$—	$1,591	$—

Note 9 Investment in Minority-owned Subsidiaries

TVG, the insurance subsidiary of the Bank, maintained a 40.0% investment in Ansay at December 31, 2024 and 2023. Ansay is an independent insurance agency that has operated in southeastern Wisconsin since 1946, managing the insurance and risk needs of commercial and personal insurance clients in Wisconsin and the Midwest. As of December 31, 2024 and 2023, Ansay had total assets of $87.1 million and $86.9 million and liabilities of $38.5 million and $41.4 million, respectively. The Company’s investment in Ansay, which is accounted for using the equity method, was $34.1 million and $32.9 million at December 31, 2024 and 2023, respectively. The Company recognized undistributed earnings of approximately $3.5 million, $2.9 million and $2.6 million and received dividends of $2.3 million, $1.9 million and $2.0 million from its investment in Ansay during the years ended December 31, 2024, 2023 and 2022, respectively.

As of December 31, 2024 and 2023, Ansay had term loans with the Bank totaling approximately $19.0 million  and $19.7 million, respectively. Ansay also has available revolving lines of credit totaling $12.0 million with the Company with an outstanding balance of $0.2 million as of December 31, 2024. There were no outstanding balances as of December 31, 2023.

Ansay maintained deposits at the Bank totaling $8.5 million and $11.5 million as of December 31, 2024 and 2023, respectively.

The CEO of Ansay, Michael G. Ansay, served as a member of the Board of the Company until retiring on January 15, 2024. As a related party, during 2024, 2023 and 2022 the Company received insurance consulting services and purchased director and officer fidelity bond and commercial insurance coverage through Ansay spending approximately $0.5 million, $0.4 million and $0.4 million, respectively.

The Company’s proportionate share of earnings of Ansay flow through to its tax return. Deferred income taxes of approximately $1.1 million and $0.9 million were provided to account for the difference in the tax and book basis of assets and liabilities held at Ansay as of December 31, 2024 and 2023, respectively.

The Company had a 49.8% membership interest in UFS which it sold on October 1, 2023, resulting in a $38.9 million gain on sale. Prior to this sale, the investment was accounted for on the equity method. The Company’s undistributed earnings from its investment in UFS prior to sale were approximately $2.3 million and $3.1 million for the years ended December 31, 2023 and 2022, respectively. Data processing service fees paid by the Company to UFS were approximately $5.5 million and $4.3 million for the years ended December 31, 2023 and 2022, respectively. The business operations of UFS consist of providing data processing and other information technology services to the Company and other financial institutions.

During 2023 and 2022 the Company received $1.7 million and $2.4 million in dividends from UFS, respectively.

Note 10  Core Deposit Intangibles

The gross carrying amount and accumulated amortization of core deposit intangibles for the years ended December 31 are as follows (dollar amounts in thousands):

	2024			2023
	Gross	Intangible	Net	Gross	Intangible	Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Amount	Amortization	Value
Core deposit intangible	$40,240	$19,037	$21,203	$40,240	$13,244	$26,996

Amortization expense was $5.8 million, $6.3 million and $2.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The following table shows the estimated future amortization expense of core deposit intangibles. The projections of amortization expense are based on existing asset balances as of December 31, 2024 (dollar amounts in thousands):

Core
Deposit
Intangible
2025	$5,003
2026	4,297
2027	3,590
2028	2,884
2029	2,225
Thereafter	3,204
Total	$21,203

Note 11 Goodwill

Goodwill was $175.1 million at December 31, 2024 and 2023.

Note 12 Deposits

The composition of deposits at December 31 is as follows (dollar amounts in thousands):

	2024	2023
Noninterest-bearing demand deposits	$1,024,881	$1,050,735
Interest-bearing demand deposits	194,988	204,760
Savings deposits	1,790,100	1,595,395
Time deposits	631,020	581,283
Brokered certificates of deposit	20,084	747
Total deposits	$3,661,073	$3,432,920

Time deposits of $250,000 or more were approximately $77.8 million and $70.2 million at December 31, 2024 and 2023, respectively.

The scheduled maturities of time deposits at December 31, 2024, are summarized as follows (dollar amounts in thousands):

2025	$558,937
2026	63,837
2027	6,269
2028	6,932
2029	7,654
Thereafter	7,475
Total	$651,104

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

Information concerning securities sold under repurchase agreements at December 31 consists of the following (dollar amounts in thousands):

	2024	2023	2022
Outstanding balance at the end of the year	$—	$75,747	$97,196
Weighted average interest rate at the end of the year	—%	5.31%	4.31%
Average balance during the year	$414	$36,833	$25,749
Average interest rate during the year	5.33%	4.92%	2.11%
Maximum month end balance during the year	$—	$75,747	$97,196

Note 14 Notes Payable

There were $135.5 million and $35.5 million of advances outstanding from the FHLB at December 31, 2024 and 2023, respectively. From time to time the Bank utilized short-term FHLB advances to fund liquidity during these years. The advances, rate, and maturities of FHLB advances as of December 31 were as follows:

	Maturity	Rate	2024	2023

			(dollars in thousands)
Fixed rate, fixed term	06/30/2025	5.16%	25,000	—
Fixed rate, fixed term	03/23/2026	4.02%	10,000	10,000
Fixed rate, fixed term	05/26/2026	1.95%	5,000	5,000
Fixed rate, fixed term	06/29/2026	4.77%	15,000	—
Fixed rate, fixed term	03/23/2027	3.91%	10,000	10,000
Fixed rate, fixed term	06/28/2027	4.57%	15,000	—
Fixed rate, fixed term	03/23/2028	3.85%	10,000	10,000
Fixed rate, fixed term	07/05/2028	4.41%	20,000	—
Fixed rate, fixed term	07/09/2029	4.31%	25,000	—
Fixed rate, fixed term	04/22/2030	0.00%	508	508
			135,508	35,508
Purchase accounting adjustment			(136)	(238)
Total notes payable			$135,372	$35,270

Future maturities of borrowings were as follows (dollars in thousands):

	December 31,	December 31,
	2024	2023

1 year or less	$25,000	$—
1 to 2 years	30,000	—
2 to 3 years	25,000	15,000
3 to 4 years	30,000	10,000
4 to 5 years	25,000	10,000
Over 5 years	508	508
	$135,508	$35,508

At December 31, 2024 and 2023, respectively, total loans available to be pledged as collateral on FHLB borrowings were approximately $1.47 billion and $1.49 billion and, of that total, $818.2 million and $841.8 million qualified as eligible collateral. The Bank owned $6.3 million and $5.1 million of FHLB stock at December 31, 2024 and 2023, respectively. At December 31, 2024 and 2023, the Bank had available liquidity of $682.6 million and $806.2 million for future draws, respectively. FHLB stock is included in other investments at December 31, 2024 and 2023. This stock is recorded at cost, which approximates fair value.

Note 15 Subordinated Debt

During July 2020, the Company entered into subordinated note agreements with two separate commercial banks. The Company had through December 31, 2020, to borrow funds up to a maximum availability of $6.0 million under each agreement, or $12.0 million total. These notes were issued with 10-year maturities, carry interest at a fixed rate of 5.0% through June 30, 2025, and at a variable rate thereafter, payable quarterly. These notes are callable on or after January 1, 2026 and qualify for Tier 2 capital for regulatory purposes. The Company had outstanding balances of $6.0 million under these agreements at December 31, 2024 and 2023.

During August 2022, the Company entered into subordinated note agreements with an individual. The Company had outstanding balances of $6.0 million under these agreements as of December 31, 2024 and 2023. These notes were issued with 10-year maturities, carry interest at a fixed rate of 5.25% through August 6, 2027, and at a variable rate thereafter, payable quarterly. These notes are callable on or after August 6, 2027 and qualify for Tier 2 capital for regulatory purposes.

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

Note 16 Income Taxes

The components of the provision for income taxes for the years ended December 31 are as follows (dollar amounts in thousands):

	2024		2023	2022
Current tax expense:
Federal	$14,824		$20,158	$10,328
State	(1,740)	(1)	3,399	4,960
Deferred tax benefit:
Federal	866		(1,234)	(617)
State	616		(490)	(252)
Change in valuation allowance	(616)		2,447	—
Total provision for income taxes	$13,950		$24,280	$14,419
(1)	The state of Wisconsin produced legislation during 2023 which exempted a significant portion of the Company’s interest income from taxability. Wisconsin did not produce guidelines for application of this new legislation until late in the first quarter of 2024. The Company’s 2023 Wisconsin tax obligation was estimated utilizing the best understanding of what the final guidelines would stipulate. When the final guidelines were produced, the Company’s actual 2023 Wisconsin tax obligation was $1.7 million less than estimated. The state tax benefit noted above consists of the difference between the initial estimate and the actual obligation for 2023.

A summary of the sources of differences between income taxes at the federal statutory rate and the provision for income taxes for the years ended December 31 follows (dollar amounts in thousands):

	2024	2023	2022
Tax expense at statutory rate	$16,698	$20,747	$12,523
Increase (decrease) in taxes resulting from:
Tax-exempt interest	(1,075)	(995)	(1,079)
State taxes (net of federal benefit)	(1,375)	2,685	3,719
Cash surrender value of life insurance	(455)	(322)	(194)
ESOP dividend	(88)	(88)	(77)
Nondeductible expenses associated with acquisition	—	61	189
Change in valuation allowance	(616)	2,447	—
Other	861	(255)	(662)
Total provision for income taxes	$13,950	$24,280	$14,419

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. Deferred taxes are included in other liabilities of the balance sheet. The major components of the net deferred tax asset (liability) as of December 31 are presented below (dollar amounts in thousands):

	2024	2023
Deferred tax assets:
Deferred compensation	$—	$15
Premises and equipment	477	357
Allowance for credit losses	12,759	12,856
Accrued vacation and severance	—	80
Other real estate owned	—	262
Compensation	619	611
Purchase accounting	2,591	3,855
Unrealized loss on securities available for sale	3,497	3,375
Net operating loss carry forward	1,086	592
Other	353	—
Total deferred tax assets	21,382	22,003
Deferred tax liabilities:
Investment discount accretion	(1,516)	(863)
Mortgage servicing rights	(3,622)	(3,703)
Other investments	(911)	(795)
Other real estate owned	(45)	—
Investment in minority owned subsidiaries	(1,114)	(944)
Goodwill and other intangibles	(5,312)	(6,591)
Other	—	(117)
Total deferred tax liabilities	(12,520)	(13,013)
Valuation allowance	(3,063)	(2,447)
Net deferred tax asset	$5,799	$6,543

In assessing the ability of the Company to realize the benefit of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, availability of operating loss carrybacks, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which deferred tax assets are deductible, management believes it is more likely than not the Company will generate sufficient federally taxable income to realize the benefits of these deductible differences at December 31, 2024. Due to legislation during 2023 related to exempting interest income on significant portions of the Company’s loan portfolio to taxability in the state of Wisconsin, however, management estimates that future state taxable income will be insufficient to fully realize the benefits of these deductible differences, resulting in a valuation allowance of $3.1 million and $2.4 million on the net deferred tax asset related to state income taxes at December 31, 2024 and 2023, respectively.

Tax effects from an uncertain tax position can be recognized in the financial statements only if the position is more likely than not to be sustained on audit, based on the technical merits of the position. The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. When applicable, interest and penalties on uncertain tax positions are calculated based on the guidance from the relevant tax authority and included in income tax expense. At December 31, 2024 and 2023, there was no liability for uncertain tax positions. Federal income tax returns for 4 years ended December 31, 2021 through 2024 remain open and subject to review by applicable tax authorities. State income tax returns for 5 years ended December 31, 2020 through 2024 remain open and subject to review by applicable tax authorities.

Note 17 Employee Benefit Plans

Employee Stock Ownership Plan

The Company has a defined contribution profit sharing 401(k) plan which includes the provisions for an employee stock ownership plan (“ESOP”). The plan is available to all employees over 18 years of age after completion of three months of service. Employees participating in the plan may elect to defer a minimum of 2% of compensation up to the limits specified by law. All participants of the 401(k) plan are eligible for the ESOP and may allocate their contributions to purchase shares of the Company’s stock. As of December 31, 2024 and 2023, the plan held 221,214 and 272,132 shares, respectively. These shares are included in the calculation of the Company’s earnings per share. The Company may make discretionary contributions up to the limits established by IRS regulations. The Company discretionary match was 60% of participant contributions up to 10% of the employee’s salary in 2024 and 35% of participant contributions up to 10% of the employee’s salary in 2023, and 2022. With the increase in discretionary match, the Company discontinued the discretionary contributions to the plan in 2024. The Company made additional discretionary contributions to the plan of $0.8 million and $0.6 million in 2023 and 2022, respectively. Total expense associated with the plans was approximately $1.3 million, $1.6 million and $1.2 million in 2024, 2023 and 2022, respectively.

Share-based Compensation

The Company has made restricted share grants during 2024, 2023 and 2022 pursuant to the Bank First Corporation 2020 Equity Plan. The purpose of the Plan is to provide financial incentives for selected employees and for the non-employee Directors of the Company, thereby promoting the long-term growth and financial success of the Company. The Company stock to be offered under the Plan pursuant to Stock Appreciation Rights, performance unit awards, and restricted stock and unrestricted Company stock awards must be Company stock previously issued and outstanding and reacquired by the Company. The number of shares of Company stock that may be issued pursuant to awards under the 2020 Plan shall not exceed, in the aggregate, 700,000. As of December 31, 2024, 100,954 shares of Company stock has been awarded under the 2020 Plan. Compensation expense for restricted stock is based on the fair value of the awards of Bank First Corporation common stock at the time of grant. The value of restricted stock grants that are expected to vest is amortized into expense over the vesting periods of the respective grants. For the years ended December 31, 2024, 2023 and 2022, compensation expense of $2.2 million, $2.1 million and $1.7 million, respectively, was recognized related to restricted stock awards.

As of December 31, 2024, there was $1.9 million of unrecognized compensation cost related to non-vested restricted stock awards granted under the plan. That cost is expected to be recognized over a weighted average period of 1.16 years. The aggregate grant date fair value of restricted stock awards that vested during 2024 was approximately $2.1 million.

	For the period ended		For the period ended
	December 31, 2024		December 31, 2023
		Weighted-		Weighted-
		Average Grant-		Average Grant-
	Shares	Date Fair Value	Shares	Date Fair Value
Restricted Stock
Outstanding at beginning of period	58,196	$72.28	59,272	$65.85
Granted	24,581	85.85	25,506	80.15
Vested	(30,143)	71.14	(25,762)	64.25
Forfeited or cancelled	—	—	(820)	67.02
Outstanding at end of period	52,634	$79.27	58,196	$72.28

Deferred Compensation Plan

The Company has a deferred compensation agreement with one of its former executive officers. The benefits were payable beginning June 30, 2009, the date of termination of employment with the Company via retirement. The estimated annual cash benefit payment upon retirement at the age of 70 under the salary continuation plan is $108,011. The payoff is for the participant’s lifetime and is guaranteed to the participant or their surviving beneficiary for a minimum of 15 years. Related expense for this agreement was approximately negligible for the years ended December 31, 2024, 2023 and 2022.

Note 18 Stockholders’ Equity and Regulatory Matters

The Bank, as a national bank, is subject to the dividend restrictions set forth by the Office of the Comptroller of the Currency. Under such restrictions, the Bank may not, without the prior approval of the Office of the Comptroller of the Currency, declare dividends in excess of the sum of the current year’s earnings (as defined) plus the retained earnings (as defined) from the prior two years. The dividends that the Bank could declare without the prior approval of the Office of the Comptroller of the Currency as of December 31, 2024 totaled approximately $101.1 million. The payment of dividends may be further limited because of the need for the Bank to maintain capital ratios satisfactory to applicable regulatory agencies.

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

Under regulatory guidance for non-advanced approaches institutions, the Bank and Company are required to maintain minimum amounts and ratios of common equity Tier I capital to risk-weighted assets, including an additional conservation buffer determined by banking regulators. As of December 31, 2024 and 2023, this buffer was 2.50%. As of December 31, 2024 and 2023, the Bank and Company met all capital adequacy requirements to which they are subject.

Actual and required capital amounts and ratios are presented below (dollar amounts in thousands):

							To Be Well
					Minimum Capital		Capitalized Under
			For Capital		Adequacy with		Prompt Corrective
	Actual		Adequacy Purposes		Capital Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2024
Total capital (to risk-weighted assets):
Company	$509,763	14.14%	$288,325	8.00%	$378,427	10.50%	NA	NA
Bank	$438,549	12.18%	$288,152	8.00%	$378,200	10.50%	$360,190	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$457,749	12.70%	$216,244	6.00%	$306,346	8.50%	NA	NA
Bank	$398,535	11.06%	$216,114	6.00%	$306,162	8.50%	$288,152	8.00%
Common Equity Tier 1 capital (to risk-weighted assets):
Company	$457,749	12.70%	$162,183	4.50%	$252,285	7.00%	NA	NA
Bank	$398,535	11.06%	$162,086	4.50%	$252,133	7.00%	$234,124	6.50%
Tier 1 capital (to average assets):
Company	$457,749	10.96%	$167,134	4.00%	$167,134	4.00%	NA	NA
Bank	$398,535	9.54%	$167,019	4.00%	$167,019	4.00%	$208,774	5.00%

							To Be Well
					Minimum Capital		Capitalized Under
			For Capital		Adequacy with		Prompt Corrective
	Actual		Adequacy Purposes		Capital Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2023
Total capital (to risk-weighted assets):
Company	$484,398	13.99%	$276,904	8.00%	$363,437	10.50%	NA	NA
Bank	$446,634	12.91%	$276,726	8.00%	$363,202	10.50%	$345,907	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$437,979	12.65%	$207,678	6.00%	$294,211	8.50%	NA	NA
Bank	$412,215	11.92%	$207,544	6.00%	$294,021	8.50%	$276,726	8.00%
Common Equity Tier 1 capital (to risk-weighted assets):
Company	$433,979	12.54%	$155,759	4.50%	$242,291	7.00%	NA	NA
Bank	$412,215	11.92%	$155,658	4.50%	$242,135	7.00%	$224,840	6.50%
Tier 1 capital (to average assets):
Company	$437,979	11.05%	$158,581	4.00%	$158,581	4.00%	NA	NA
Bank	$412,215	10.40%	$158,585	4.00%	$158,585	4.00%	$198,231	5.00%

Note 19 Segment Information

The Company’s reportable segment is determined by the Chief Executive Officer, who is the designated chief operating decision maker, based upon information provided by the Company’s products and services offered, primarily banking operations. The segment is also distinguished by the level of information provided to the chief operating decision maker, who uses such information to review the performance of various components of the business such as branches, which are then aggregated as operating performance, products and services, and customers are similar. The chief operating decision maker will then evaluate the financial performance of the Company’s business components such as by evaluating significant revenues and expenses and budget to actual results in assessing the Company’s segment and in the determination of allocating resources. The chief decision maker uses revenue streams to evaluate product pricing and significant expenses to assess performance and evaluate return on assets. The chief decision maker uses consolidated net income and return on assets to benchmark the Company against its competitors. The benchmarking analysis, coupled with monitoring of budget to actual results, are used in the assessment of performance and in establishing compensation. Loans, investments, service charges, and deposits in other banks provide the significant revenues in the banking operation. Interest expense, provisions for credit losses, data processing and payroll provide the significant expenses in banking operation. All operations are domestic. Information reported internally for performance assessment by the chief operating decision maker is identical to that which is shown in the Consolidated Statements of Income.

Note 20 Commitments and Contingencies

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. The fair values of the Company’s rate lock commitments to customers as of December 31, 2024 and 2023 were not material and have not been recorded. The notional amount of rate lock commitments at December 31, 2024 and 2023, respectively, was $8.2 million and $5.9 million.

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

The following commitments were outstanding at December 31 (dollar amounts in thousands):

	Notional Amount
	December 31, 2024	December 31, 2023

Commitments to extend credit:
Fixed	$46,856	$92,113
Variable	706,353	707,285
Credit card arrangements	24,399	21,213
Letters of credit	11,055	9,785

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

Letters of credit include $11.1 million of standby letters of credit and no direct pay letters of credit. Standby letters of credit are conditional lending commitments issued by the Company to guaranty the performance of a customer to a third party. Direct pay letters of credit generally are issued to support the marketing of industrial development revenue and housing bonds and provide that all debt service payments will be paid by drawing on the letter of credit. The letter of credit draws are then repaid by draws from the customer’s bank account.  Generally, all standby letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company generally holds collateral supporting these commitments. The majority of the Company’s loans, commitments, and letters of credit have been granted to customers in the Company’s market area. The concentrations of credit by type are set forth in Note 4. Standby letters of credit were granted primarily to commercial borrowers. Management believes the diversity of the local economy will prevent significant losses in the event of an economic downturn.

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

The Company leases certain properties under operating leases that resulted in the recognition of ROU lease assets of approximately $1.6 million and corresponding lease liabilities of similar value on the Company’s Consolidated Balance Sheets as of December 31, 2024 and 2023.

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

	Year Ended
(dollars in thousands)	December 31, 2024	December 31, 2023
Amortization of ROU Assets - Operating Leases	$(2)	$(2)
Interest on Lease Liabilities - Operating Leases	87	87
Operating Lease Cost (Cost resulting from lease payments)	86	85
Weighted Average Lease Term (Years) - Operating Leases	29.00	30.00
Weighted Average Discount Rate - Operating Leases	5.50%	5.50%

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liabilities is as follows (dollar amounts in thousands):

December 31, 2024
Operating lease payments due:
Within one year	$86
After one but within two years	94
After two but within three years	94
After three but within four years	94
After four years but within five years	94
After five years	2,949
Total undiscounted cash flows	3,411
Discount on cash flows	(1,826)
Total operating lease liabilities	$1,585

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

Level 3:	Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

Information regarding the fair value of assets measured at fair value on a recurring basis is as follows (dollar amounts in thousands):

	Instruments	Markets	Other	Significant
	Measured	for Identical	Observable	Unobservable
	At Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2024
Assets
Securities available for sale
U.S. Treasury securities	$99,656	$99,656	$—	$—
Obligations of U.S. Government sponsored agencies	24,741	—	24,741	—
Obligations of states and political subdivisions	56,357	—	56,357	—
Mortgage-backed securities	27,993	—	27,993	—
Corporate notes	14,314	—	14,314	—
Mortgage servicing rights	13,369	—	13,369	—

December 31, 2023
Assets
Securities available for sale
Obligations of U.S. Government sponsored agencies	$28,294	$—	$28,294	$—
Obligations of states and political subdivisions	58,246	—	58,246	—
Mortgage-backed securities	36,130	—	36,130	—
Corporate notes	19,038	—	19,038	—
Certificates of deposit	489	—	489	—
Mortgage servicing rights	13,668	—	13,668	—

There were no assets measured on a recurring basis using significant unobservable inputs (Level 3) during these periods.

Information regarding the fair value of assets measured at fair value on a non-recurring basis is as follows (dollar amounts in thousands):

		Quoted Prices
		In Active	Significant
	Assets	Markets	Other	Significant
	Measured	for Identical	Observable	Unobservable
	At Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2024
OREO	$741	$—	$—	$741
Loans individually evaluated, net of reserve	6,194	—	—	6,194
	$6,935	$—	$—	$6,935

December 31, 2023
OREO	$2,573	$—	$—	$2,573
Loans individually evaluated, net of reserve	9,242	—	—	9,242
	$11,815	$—	$—	$11,815

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

				Weighted
		Unobservable	Range of	Average
	Valuation Technique	Inputs	Discounts	Discount
As of December 31, 2024
OREO	Third party appraisals, sales contracts or brokered price options	Collateral discounts and estimated costs to sell	0%	0%
Loans individually evaluated	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 100%	28%

As of December 31, 2023
OREO	Third party appraisals, sales contracts or brokered price options	Collateral discounts and estimated costs to sell	3% - 71%	38%
Loans individually evaluated	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 53%	31%

The carrying value and estimated fair value of financial instruments at December 31 follows (dollar amounts in thousands):

	Carrying
December 31, 2024	amount	Level 1	Level 2	Level 3	Total

Financial assets:
Cash and cash equivalents	$261,332	$261,332	$—	$—	$261,332
Securities held to maturity	110,756	106,229	3,195	—	109,424
Loans held for sale	3,088	—	3,088	—	3,088
Loans, net	3,473,017	—	—	3,285,498	3,285,498
Other investments	22,643	—	—	22,643	22,643
Financial liabilities:
Deposits	$3,661,073	$—	$—	$3,388,650	$3,388,650
Notes payable	135,372	—	135,372	—	135,372
Subordinated notes	12,000	—	12,000	—	12,000

	Carrying
December 31, 2023	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$247,468	$247,468	$—	$—	$247,468
Securities held to maturity	103,324	99,475	4,151	—	103,626
Loans held for sale	3,012	—	3,012	—	3,012
Loans, net	3,299,365	—	—	3,168,749	3,168,749
Other investments	21,366	—	—	21,366	21,366
Financial liabilities:
Deposits	$3,432,920	—	—	3,153,512	3,153,512
Securities sold under repurchase agreements	75,747	—	75,747	—	75,747
Notes payable	35,270	—	35,270	—	35,270
Subordinated notes	12,000	—	12,000	—	12,000
Junior subordinated debentures	4,124	—	4,124	—	4,124

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

Note 23 Parent Company Only Financial Statements

Balance Sheets

	December 31
	2024	2023

	(In Thousands)
Assets
Cash and cash equivalents	$72,705	$37,360
Securities	1,847	1,935
Investment in Bank	580,523	598,033
Other assets	317	272
TOTAL ASSETS	$655,392	$637,600
Liabilities and Stockholders’ Equity
Liabilities
Subordinated notes	$12,000	$12,000
Junior subordinated notes	—	4,124
Other liabilities	3,709	1,678
Total liabilities	15,709	17,802
Stockholders’ equity:
Common stock	115	115
Additional paid-in capital	333,842	333,815
Retained earnings	398,002	348,001
Treasury stock, at cost	(82,925)	(53,387)
Accumulated other comprehensive income (loss)	(9,351)	(8,746)
Total stockholders’ equity	639,683	619,798
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$655,392	$637,600

Statements of Income

	Years Ended December 31
	2024	2023	2022

	(In Thousands)
Income:
Dividends received from Bank	$84,561	$68,573	$22,281
Equity in undistributed earnings of subsidiaries	(16,959)	10,271	25,258
Other income	144	—	9
Total income	67,746	78,844	47,548
Other expenses	2,946	5,951	3,204
Benefit for income taxes	(763)	(1,621)	(870)
Net income	$65,563	$74,514	$45,214

Statements of Cash Flows

	Years Ended December 31,
	2024	2023	2022

	(In thousands)
Cash flow from operating activities:
Net income	$65,563	$74,514	$45,214
Adjustments to reconcile net income to net cash used in operating activities:
Stock compensation	2,172	2,142	1,662
Equity in earnings of subsidiaries (includes dividends)	(67,602)	(78,844)	(47,539)
Changes in other assets and liabilities:
Other assets	(11)	403	(772)
Other liabilities	2,031	(623)	(2,054)
Net cash used in operating activities	2,153	(2,408)	(3,489)
Cash flows from investing activities, net of effects of business combination:
Dividends received from Bank	84,561	69,982	22,355
Dividends received from Veritas	—	37	—
Net cash used in business combination	—	(4,554)	5,159
Proceeds from other investments	—	248	—
Net cash provided by investing activities	84,561	65,713	27,514
Cash flows from financing activities, net of effects of business combination:
Repayment of junior subordinated debentures	(4,124)	(8,248)	—
Repayment of subordinate notes	—	(11,500)	—
Proceeds from subordinated notes	—	—	6,000
Cash dividends paid	(15,562)	(11,106)	(7,248)
Issuance of common stock	245	195	114
Repurchase of common stock	(31,928)	(10,046)	(14,314)
Net cash used in financing activities	(51,369)	(40,705)	(15,448)
Net increase in cash and cash equivalents	35,345	22,600	8,577
Cash and cash equivalents at beginning	37,360	14,760	6,183
Cash and cash equivalents at end	$72,705	$37,360	$14,760

Note 24 Earnings Per Common Share

See Note 1 for the Company’s accounting policy regarding per share computations. Earnings per common share, earnings per share assuming dilution, and related information are summarized as follows:

	Years ended December 31,
(in thousands, except per share data)	2024	2023	2022
Basic
Net income available to common shareholders	$65,563	$74,514	$45,214
Less: Earnings allocated to participating securities	(349)	$(425)	$(330)
Net income allocated to common shareholders	$65,214	$74,089	$44,884

Weighted average common shares outstanding including participating securities	10,083,647	10,231,569	8,104,117
Less: Participating securities	(53,746)	(58,359)	(59,211)
Average shares	10,029,901	10,173,210	8,044,906

Basic earnings per common shares	$6.50	$7.28	$5.58

Diluted
Net income available to common shareholders	$65,563	$74,514	$45,214
Weighted average common shares outstanding for basic earnings per common share	10,029,901	10,173,210	8,044,906
Add: Dilutive effects of stock based compensation awards	24,667	25,783	24,354
Average shares and dilutive potential common shares	10,054,568	10,198,993	8,069,260

Diluted earnings per common share	$6.50	$7.28	$5.58

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of December 31, 2024 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, the Company’s disclosure controls and procedures were effective for ensuring that information the Company is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s senior management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on this assessment management has determined that, as of December 31, 2024, the Company’s internal control over financial reporting is effective based on the specified criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, has been audited by Forvis Mazars, LLP, an independent registered public accounting firm, as state in their report herein – “Report of Independent Registered Accounting Firm.”

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company is continually monitoring and assessing changes in processes and activities to determine any potential impact on the design and operating effectiveness of internal controls over financial reporting.

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

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

For the quarter ended December 31, 2024, there were no trading arrangements for the sale or purchase of our securities adopted, terminated or for which the amount, pricing or timing provisions were modified by our directors and officers (as defined in Rule 16a-1(f) of the Exchange Act) that was either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”) or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in Part III, Item 10 will be under the headings “Proposal 1—Election of Directors,” “Executive Officers,” “Corporate Governance,” “Committees of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the 2025 Annual Meeting of Shareholders, incorporated herein by reference.

We have an Insider Trading Policy that governs the purchase, sale, and/or other disposition of the Company's securities that applies to all directors, officers, employees, certain other covered persons and the Company itself. The Company believes that our Insider Trading Policy and procedures are reasonably designed to promote compliance with insider trading laws, rules, and regulations, and listing standards applicable to the Company. A copy of our Insider Trading Policy is filed as Exhibit 19 to this Report.

ITEM 11.      EXECUTIVE COMPENSATION

The information required in Part III, Item 11 will be under the headings “Director Compensation,” “Named Executive Officer Compensation” and “Committees of the Board of Directors” in the Company’s definitive proxy statement for the 2025 Annual Meeting of Shareholders, incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of December 31, 2024 with respect to shares of common stock that may be issued under the Company’s equity compensation plans.

Number of
securities
remaining
	Number of	Weighted	available for
	securities to	average	future issuance
	be issued upon	exercise	under equity
	exercise	price of	compensation
	of outstanding	outstanding	plans (excluding
	options,	options,	securities
	warrants and	warrants	reflected
	rights	and rights	in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	$0	599,046
Total at December 31, 2024	0	$0	599,046
(1)	On June 8, 2020, the Company's shareholders approved the Company's 2020 Equity Plan, authorizing up to 700,000 shares of stock to be awarded as long-term incentive compensation to employees and non-employee directors over a period of ten (10) years.

The remaining information required in Part III, Item 12 will be under the heading “Common Stock Ownership of Certain Beneficial Owners and Management” in the Company’s definitive proxy statement for the 2025 Annual Meeting of Shareholders, incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in Part III, Item 13 will be under the headings “Certain Relationships and Related-Party Transactions” and “Corporate Governance” in the Company’s definitive proxy statement for the 2025 Annual Meeting of Shareholders, incorporated herein by reference.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required in Part III, Item 14 will be under the heading “Information Regarding the Company’s Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement for the 2025 Annual Meeting of Shareholders, incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

The following consolidated financial statements of Bank First and our subsidiaries and related reports of our independent registered public accounting firm are incorporated in this Item 15 by reference from Part II - Item 8. Financial Statements and Supplementary Data of this Report.

Consolidated balance sheets as of December 31, 2024 and 2023

Consolidated statements of income for the years ended December 31, 2024, 2023 and 2022

Consolidated statements of comprehensive income for the years ended December 31, 2024, 2023 and 2022

Consolidated statements of changes in shareholders’ equity for the years ended December 31, 2024, 2023 and 2022

Consolidated statements of cash flows for the years ended December 31, 2024, 2023 and 2022

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

Exhibit
No.	Description
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

10.11	Change in Control Agreement dated May 16, 2023 between Bank First Corporation and Kelly M. Dvorak*
10.12	Separation Agreement and General Release dated November 15, 2023 between Bank First Corporation and Joan Woldt*
19	Insider Trading Policy
21	Subsidiaries of Bank First Corporation.
23.1	Consent of Independent Registered Public Accounting Firm (Forvis Mazars, LLP).
24	Power of Attorney contained on the signature pages of this 2024 Annual Report on Form 10-K and incorporated herein by reference.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Bank First Corporation Compensation Clawback Policy
101 INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)

* Compensatory plan or arrangement.

ITEM 16.     FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Bank First Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK FIRST CORPORATION

February 28, 2025	By:	/s/ Michael B. Molepske
Michael B. Molepske
Chief Executive Officer
(Principal Executive Officer)

February 28, 2025	By:	/s/ Kevin M. LeMahieu
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

/s/ Mary-Kay H. Bourbulas	Director	February 28, 2025
Mary-Kay H. Bourbulas
/s/ Erin A. Davis	Director	February 28, 2025
Erin A. Davis
/s/ Robert D. Gregorski	Director	February 28, 2025
Robert D. Gregorski
/s/ Judy L. Heun	Director	February 28, 2025
Judy L. Heun
/s/ Stephen E. Johnson	Director	February 28, 2025
Stephen E. Johnson /s/Laura E. Kohler	Director	February 28, 2025
Laura E. Kohler
/s/Phillip R. Maples	Director	February 28, 2025
Phillip R. Maples
/s/ Daniel C. McConeghy	Director	February 28, 2025
Daniel C. McConeghy
/s/ Timothy J. McFarlane	Director	February 28, 2025
Timothy J. McFarlane
/s/ Michael B. Molepske	Director	February 28, 2025
Michael B. Molepske
/s/ Michael S. Stayer-Suprick	Director	February 28, 2025
Michael S. Stayer-Suprick
/s/ Peter J. Van Sistine	Director	February 28, 2025
Peter J. Van Sistine