Form 10-Q
period 2025-03-31
Bank First Corp
filed 2025-05-09
CIK 1746109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of May 9, 2025 was 9,917,724 shares.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS:

BANK FIRST CORPORATION

Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2025	December 31, 2024
	(Unaudited)	(Audited)

Assets
Cash and due from banks	$60,595	$59,164
Interest-bearing deposits	240,270	202,168
Cash and cash equivalents	300,865	261,332
Securities held to maturity, at amortized cost ($110,177 and $109,424 fair value at March 31, 2025 and December 31, 2024, respectively)	110,241	110,756
Securities available for sale, at fair value ($175,648 and $235,909 amortized cost at March 31, 2025 and December 31, 2024, respectively)	163,743	223,061
Loans held for sale	2,676	3,088
Loans	3,548,070	3,517,168
Allowance for credit losses - loans ("ACL-Loans")	(43,749)	(44,151)
Loans, net	3,504,321	3,473,017
Premises and equipment, net	72,670	71,108
Goodwill	175,106	175,106
Other investments	23,161	22,643
Cash value of life insurance	60,621	61,542
Core deposit intangibles, net	19,905	21,203
Mortgage servicing rights ("MSR")	13,544	13,369
Other real estate owned (“OREO”)	741	741
Investment in Ansay and Associates, LLC ("Ansay")	34,639	34,093
Other assets	22,832	24,001
TOTAL ASSETS	$4,505,065	$4,495,060
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Interest-bearing deposits	$2,680,438	$2,636,192
Noninterest-bearing deposits	993,780	1,024,881
Total deposits	3,674,218	3,661,073
Notes payable	134,890	135,372
Subordinated notes	12,000	12,000
Other liabilities	35,543	46,932
Total liabilities	3,856,651	3,855,377
Stockholders’ equity:
Serial preferred stock - $0.01 par value
Authorized - 5,000,000 shares	—	—
Common stock - $0.01 par value
Authorized - 20,000,000 shares
Issued - 11,515,130 shares as of March 31, 2025 and December 31, 2024
Outstanding - 9,973,276 and 10,012,088 shares as of March 31, 2025 and December 31, 2024, respectively	115	115
Additional paid-in capital	332,250	333,842
Retained earnings	411,752	398,002
Treasury stock, at cost - 1,541,854 and 1,503,042 shares as of March 31, 2025 and December 31, 2024, respectively	(87,099)	(82,925)
Accumulated other comprehensive loss	(8,604)	(9,351)
Total stockholders’ equity	648,414	639,683
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,505,065	$4,495,060

See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statements of Income

(In thousands, except per share data) (Unaudited)

	Three months ended March 31,
	2025	2024

Interest income:
Loans, including fees	$49,232	$44,875
Securities:
Taxable	3,013	2,887
Tax-exempt	240	245
Other	2,563	1,265
Total interest income	55,048	49,272
Interest expense:
Deposits	16,852	15,392
Securities sold under repurchase agreements	—	22
Borrowed funds	1,659	509
Total interest expense	18,511	15,923
Net interest income	36,537	33,349
Provision for credit losses	400	200
Net interest income after provision for credit losses	36,137	33,149
Noninterest income:
Service charges	2,011	1,634
Income from Ansay	1,181	979
Loan servicing income	732	726
Valuation adjustment on MSR	175	(312)
Net gain on sales of mortgage loans	334	219
Other	2,155	1,151
Total noninterest income	6,588	4,397
Noninterest expense:
Salaries, commissions, and employee benefits	10,985	10,893
Occupancy	1,591	1,584
Data processing	2,444	2,389
Postage, stationery, and supplies	240	238
Net gain on sales and valuations of OREO	—	(47)
Net loss on sale of securities	—	34
Advertising	65	95
Charitable contributions	476	176
Federal deposit insurance	630	417
Outside service fees	788	876
Amortization of intangibles	1,298	1,500
Other	2,087	2,169
Total noninterest expense	20,604	20,324
Income before provision for income taxes	22,121	17,222
Provision for income taxes	3,880	1,810
Net Income	$18,241	$15,412
Earnings per share - basic	$1.82	$1.51
Earnings per share - diluted	$1.82	$1.51

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statements of Comprehensive Income

(In thousands) (Unaudited)

	Three Months Ended
	March 31,
	2025	2024

Net Income	$18,241	$15,412
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities:
Unrealized holding gains (losses) arising during period	943	(853)
Reclassification adjustment for losses included in net income	—	34
Income tax benefit (expense)	(196)	154
Total other comprehensive income (loss)	747	(665)
Comprehensive income	$18,988	$14,747

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statement of Stockholders’ Equity

(In thousands, except share and per share data) (Unaudited)

						Accumulated
	Serial		Additional			Other	Total
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive	Stockholders'
	Stock	Stock	Capital	Earnings	Stock	Income (loss)	Equity

Balance at January 1, 2024	$—	$115	$333,815	$348,001	$(53,387)	$(8,746)	$619,798
Net income	—	—	—	15,412	—	—	15,412
Other comprehensive loss	—	—	—	—	—	(665)	(665)
Purchase of treasury stock	—	—	—	—	(22,283)	—	(22,283)
Sale of treasury stock	—	—	—	—	55	—	55
Cash dividends ($0.35 per share)	—	—	—	(3,541)	—	—	(3,541)
Amortization of stock-based compensation	—	—	554	—	—	—	554
Vesting of restricted stock awards	—	—	(2,145)	—	2,145	—	—

Balance at March 31, 2024	$—	$115	$332,224	$359,872	$(73,470)	$(9,411)	$609,330

Balance at January 1, 2025	$—	$115	$333,842	$398,002	$(82,925)	$(9,351)	$639,683
Net income	—	—	—	18,241	—	—	18,241
Other comprehensive income	—	—	—	—	—	747	747
Purchase of treasury stock	—	—	—	—	(6,381)	—	(6,381)
Sale of treasury stock	—	—	—	—	64	—	64
Cash dividends ($0.45 per share)	—	—	—	(4,491)	—	—	(4,491)
Amortization of stock-based compensation	—	—	551	—	—	—	551
Vesting of restricted stock awards	—	—	(2,143)	—	2,143	—	—

Balance at March 31, 2025	$—	$115	$332,250	$411,752	$(87,099)	$(8,604)	$648,414

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Three Months Ended March 31,
	2025	2024

Cash flows from operating activities:
Net income	$18,241	$15,412
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	400	200
Depreciation and amortization of premises and equipment	591	564
Amortization of intangibles	1,298	1,500
Net accretion of securities	(1,374)	(1,090)
Amortization of stock-based compensation	551	554
Accretion of purchase accounting valuations	(1,017)	(1,170)
Net change in deferred loan fees and costs	(239)	(133)
Change in fair value of MSR and other investments	(693)	388
Loss from sale and disposal of premises and equipment	—	170
Net gain on sale of OREO and valuation allowance	—	(47)
Proceeds from sales of mortgage loans	29,241	18,516
Originations of mortgage loans held for sale	(28,495)	(16,578)
Gain on sales of mortgage loans	(334)	(219)
Realized loss on sale of securities	—	34
Undistributed income of Ansay joint venture	(1,181)	(979)
Net earnings on life insurance	(407)	(405)
Decrease (increase) in other assets	973	(664)
Decrease in other liabilities	(11,389)	(14,724)
Net cash provided by operating activities	6,166	1,329
Cash flows from investing activities:
Activity in securities available for sale and held to maturity:
Sales	—	10,206
Maturities, prepayments, and calls	256,762	79,087
Purchases	(194,612)	(93,687)
Net increase in loans	(30,417)	(38,551)
Dividends received from Ansay	635	533
Proceeds from sale of OREO	—	261
Proceeds from life insurance	1,328	—
Proceeds from sale of premises and equipment	1	—
Purchases of premises and equipment	(2,154)	(778)
Net cash provided by (used in) investing activities	31,543	(42,929)

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statements of Cash Flows (Continued)

(In thousands) (Unaudited)

	Three Months Ended March 31,
	2025	2024

Cash flows from financing activities:
Net increase (decrease) in deposits	$13,140	$(16,854)
Net decrease in securities sold under repurchase agreements	—	(75,747)
Repayment of notes payable	(508)	—
Repayment of junior subordinated debentures	—	(4,124)
Dividends paid	(4,491)	(3,541)
Proceeds from sales of common stock	64	55
Repurchase of common stock	(6,381)	(22,283)
Net cash provided by (used in) financing activities	1,824	(122,494)
Net increase (decrease) in cash and cash equivalents	39,533	(164,094)
Cash and cash equivalents at beginning of period	261,332	247,468
Cash and cash equivalents at end of period	$300,865	$83,374

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$18,724	$15,779
Supplemental schedule of noncash activities:
MSR resulting from sale of loans	325	189
Change in unrealized gains and losses on investment securities available for sale, net of tax	747	(665)

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

These interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures required by GAAP have been omitted or abbreviated. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (“Annual Report”).

The unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results for interim periods are not necessarily indicative of results for a full year.

Critical Accounting Policies and Estimates

The accounting and reporting policies of the Company conform to GAAP in the United States and general practices within the financial institution industry. To prepare financial statements in conformity with GAAP, management makes estimates, assumptions and judgments based on available information. These estimates, assumptions and judgments are based on information available as of the date of the financial statements and, as this information changes, actual results could differ from the estimates, assumptions and judgments reflected in the financial statement. As disclosed in the Company’s Annual Report, management has identified several accounting policies that, due to the estimates, assumptions and judgments inherent in those policies, are critical in understanding our financial statements. These include accounting for business combinations (primarily related to core deposit intangibles and acquired loans) and accounting for the ACL-Loans.

There have been no material changes or developments with respect to the assumptions or methodologies that the Company uses when applying what management believes are critical accounting policies and developing critical accounting estimates as previously disclosed in the Company’s Annual Report.

Recently Issued Not Yet Effective Accounting Standards

In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-06, Disclosure Improvements. This ASU modifies the disclosure or presentation requirements of a variety of Topics in the Codification. The amendments in this ASU are expected to clarify or improve disclosure and presentation requirements for certain codification topics. The effective date for each amendment will be the date on which the Security and Exchange Commission’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. If, by June 30, 2027, the Securities and Exchange Commission has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the Codification and will not become effective for any entity. The Company does not anticipate a significant impact to its financial statement disclosures as a result of this ASU.

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

NOTE 2 – EARNINGS PER SHARE

The two-class method is used in the calculation of basic and diluted earnings per share. Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. There were no anti-dilutive stock options for the three months ended March 31, 2025 or 2024.

The following table presents the factors used in the earnings per share computations for the period indicated:

	Three Months Ended March 31,
	2025	2024
Basic
Net income available to common shareholders	$18,241	$15,412
Less: Earnings allocated to participating securities	(91)	(84)
Net income allocated to common shareholders	$18,150	$15,328

Weighted average common shares outstanding including participating securities	10,001,009	10,233,347
Less: Participating securities (1)	(50,039)	(55,415)
Average shares	9,950,970	10,177,932

Basic earnings per common share	$1.82	$1.51

Diluted
Net income available to common shareholders	$18,241	$15,412

Weighted average common shares outstanding for basic earnings per common share	9,950,970	10,177,932
Add: Dilutive effects of stock-based compensation awards	21,182	23,441
Average shares and dilutive potential common shares	9,972,152	10,201,373
Diluted earnings per common share	$1.82	$1.51
(1)	Participating securities are restricted stock awards whereby the stock certificates have been issued, are included in outstanding shares, receive dividends and can be voted, but have not vested.

NOTE 3 – SECURITIES

The following is a summary of available for sale securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
March 31, 2025
Obligations of U.S. Government sponsored agencies	$34,973	$—	$(2,609)	$32,364
Obligations of states and political subdivisions	62,640	34	(6,584)	56,090
Mortgage-backed securities	62,365	5	(1,586)	60,784
Corporate notes	15,670	—	(1,165)	14,505
Total available for sale securities	$175,648	$39	$(11,944)	$163,743

December 31, 2024
U.S. Treasury securities	$99,656	$—	$—	$99,656
Obligations of U.S. Government sponsored agencies	27,766	1	(3,026)	24,741
Obligations of states and political subdivisions	62,992	3	(6,638)	56,357
Mortgage-backed securities	29,826	3	(1,836)	27,993
Corporate notes	15,669	—	(1,355)	14,314
Total available for sale securities	$235,909	$7	$(12,855)	$223,061

The following is a summary of held to maturity securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
March 31, 2025
U.S. Treasury securities	$107,046	$762	$(826)	$106,982
Obligations of states and political subdivisions	3,195	—	—	3,195
Total held to maturity securities	$110,241	$762	$(826)	$110,177

December 31, 2024
U.S. Treasury securities	$107,561	$224	$(1,556)	$106,229
Obligations of states and political subdivisions	3,195	—	—	3,195
Total held to maturity securities	$110,756	$224	$(1,556)	$109,424

The following table shows the fair value and gross unrealized losses of securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		Greater Than 12 Months		Total
							Number
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	of
	Value	Losses	Value	Losses	Value	Losses	Securities

March 31, 2025 - Available for Sale
Obligations of U.S. Government sponsored agencies	$10,543	$(34)	$21,321	$(2,575)	$31,864	$(2,609)	26
Obligations of states and political subdivisions	5,294	(82)	44,982	(6,502)	50,276	(6,584)	65
Mortgage-backed securities	27,472	(203)	23,247	(1,383)	50,719	(1,586)	103
Corporate notes	—	—	13,354	(1,165)	13,354	(1,165)	9
Totals	$43,309	$(319)	$102,904	$(11,625)	$146,213	$(11,944)	203

March 31, 2025 - Held to Maturity
U.S. Treasury securities	$47,297	$(471)	$23,631	$(355)	$70,928	$(826)	44

December 31, 2024 - Available for Sale
Obligations of U.S. Government sponsored agencies	$1,177	$(23)	$22,069	$(3,003)	$23,246	$(3,026)	24
Obligations of states and political subdivisions	10,380	(129)	44,686	(6,509)	55,066	(6,638)	77
Mortgage-backed securities	3,913	(140)	23,863	(1,696)	27,776	(1,836)	100
Corporate notes	—	—	13,168	(1,355)	13,168	(1,355)	9
Totals	$15,470	$(292)	$103,786	$(12,563)	$119,256	$(12,855)	210

December 31, 2024 - Held to Maturity
U.S. Treasury securities	$46,456	$(1,045)	$31,322	$(511)	$77,778	$(1,556)	48

As of March 31, 2025, and December 31, 2024, no allowance for credit losses has been recognized on available for sale securities in an unrealized loss position as the Company does not believe any of the debt securities are credit impaired. This is based on the Company’s analysis of the risk characteristics, including credit ratings, and other qualitative factors related to these securities. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. As of March 31, 2025, the Company did not intend to sell these securities and it was more likely than not that the Company would not be required to sell the debt securities before recovery of their amortized cost, which may be at maturity. The unrealized losses have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration.

Furthermore, based on its analysis the Company has determined that held to maturity securities have zero expected credit losses. U.S. Treasury securities have the full faith and credit backing of the United States Government.

The following is a summary of amortized cost and estimated fair value of securities by contractual maturity as of March 31, 2025. Contractual maturities will differ from expected maturities for mortgage-backed securities because borrowers may have the right to call or prepay obligations without penalties.

	Available for Sale		Held to Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$1,329	$1,324	$25,089	$24,940
Due after one year through 5 years	28,259	27,881	38,731	38,572
Due after 5 years through 10 years	45,512	41,131	46,421	46,665
Due after 10 years	38,183	32,623	—	—
Subtotal	113,283	102,959	110,241	110,177
Mortgage-backed securities	62,365	60,784	—	—
Total	$175,648	$163,743	$110,241	$110,177

As of March 31, 2025 and December 31, 2024, the carrying values of securities pledged to secure public deposits and for other purposes required or permitted by law were approximately $265.6 million and $273.4 million, respectively.

There were no sales of securities available for sale during the three months ended March 31, 2025. Sales of securities available for sale produced $10.2 million in proceeds with immaterial gross losses for the three months ended March 31, 2024.

NOTE 4 – LOANS, ALLOWANCE FOR CREDIT LOSSES, AND CREDIT QUALITY

The following table presents total loans by portfolio segment and class of loan as of March 31, 2025 and December 31, 2024:

	2025	2024
Commercial/industrial	$508,499	$501,042
Commercial real estate - owner occupied	974,085	969,413
Commercial real estate - non-owner occupied	460,167	459,516
Multi-family	355,324	326,573
Construction and development	278,919	278,639
Residential 1‑4 family	903,008	912,985
Consumer	54,547	55,164
Other	15,043	15,593
Subtotals	3,549,592	3,518,925
ACL - Loans	(43,749)	(44,151)
Loans, net of ACL - Loans	3,505,843	3,474,774
Deferred loan fees, net	(1,522)	(1,757)
Loans, net	$3,504,321	$3,473,017

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

The Company utilized the high-end range of the Federal Reserve Bank Open Market Committee forecast for national unemployment and the low-end range for national GDP growth at March 31, 2025 and December 31, 2024. As of March 31, 2025, the Company anticipates the national unemployment rate to rise during the forecast period and the national GDP growth rate to decline. The Company utilized long-term averages for the remaining loss drivers.

A roll forward of the ACL-Loans is summarized as follows:

	Three Months Ended		Year Ended
	March 31, 2025	March 31, 2024	December 31, 2024
Beginning Balance	$44,151	$43,609	$43,609
Provision for credit losses	400	200	100
Charge-offs	(836)	(52)	(566)
Recoveries	34	621	1,008
Net (charge-offs) recoveries	(802)	569	442
Ending Balance	$43,749	$44,378	$44,151

A summary of the activity in the ACL - Loans by loan type for the three months ended March 31, 2025 is summarized as follows:

		Commercial	Commercial
		Real Estate -	Real Estate -		Construction
	Commercial /	Owner	Non - Owner	Multi-	and	Residential
	Industrial	Occupied	Occupied	Family	Development	1-4 Family	Consumer	Other	Total
ACL - Loans - January 1, 2025	$5,394	$11,033	$4,740	$3,739	$5,223	$12,801	$1,084	$137	$44,151
Charge-offs	—	(802)	—	—	—	(1)	(21)	(12)	(836)
Recoveries	—	—	—	—	—	30	—	4	34
Provision	(155)	190	(9)	435	96	(172)	10	5	400
ACL - Loans - March 31, 2025	$5,239	$10,421	$4,731	$4,174	$5,319	$12,658	$1,073	$134	$43,749

A summary of the activity in the ACL – Loans by loan type for the three months ended March 31, 2024 is summarized as follows:

		Commercial	Commercial
		Real Estate -	Real Estate -		Construction
	Commercial /	Owner	Non - Owner	Multi-	and	Residential
	Industrial	Occupied	Occupied	Family	Development	1-4 Family	Consumer	Other	Total
ACL - Loans - January 1, 2024	$5,965	$12,285	$5,700	$4,754	$3,597	$10,620	$615	$73	$43,609
Charge-offs	(17)	(1)	—	—	—	(1)	(4)	(29)	(52)
Recoveries	2	611	—	—	—	3	—	5	621
Provision	(139)	547	381	(153)	(359)	(122)	(7)	52	200
ACL - Loans - March 31, 2024	$5,811	$13,442	$6,081	$4,601	$3,238	$10,500	$604	$101	$44,378

In addition to the ACL-Loans, the Company has established an allowance for credit losses on unfunded commitments (“ACL-Unfunded Commitments”), classified in other liabilities on the consolidated balance sheets. This allowance is maintained to absorb losses arising from unfunded loan commitments, and is determined quarterly based on methodology similar to the methodology for determining the ACL-Loans. The ACL - Unfunded Commitments was $2.9 million at March 31, 2025 and December 31, 2024, respectively. See Note 10 for further information on commitments.

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

	Three Months Ended
	March 31, 2025	March 31, 2024	December 31, 2024
Provision for credit losses on:
Loans	$400	$200	$100
Unfunded Commitments	—	—	(900)
Total provision for credit losses	$400	$200	$(800)

The Company’s past due and non-accrual loans as of March 31, 2025 is summarized as follows:

		90 Days			Non-Accrual
	30-89 Days	or more			with no
	Past Due	Past Due	Non-		related
	Accruing	and Accruing	Accrual	Total	allowance
Commercial/industrial	$47	$48	$789	$884	$—
Commercial real estate - owner occupied	2,092	—	4,090	6,182	1,527
Commercial real estate - non-owner occupied	9	—	493	502	493
Multi-family	—	—	—	—	—
Construction and development	278	—	—	278	—
Residential 1‑4 family	3,513	346	988	4,847	988
Consumer	111	24	36	171	36
Other	—	—	—	—	—
	$6,050	$418	$6,396	$12,864	$3,044

The Company’s past due and non-accrual loans as of December 31, 2024 is summarized as follows:

		90 Days			Non-Accrual
	30-89 Days	or more			with no
	Past Due	Past Due	Non-		related
	Accruing	and Accruing	Accrual	Total	allowance
Commercial/industrial	$50	$328	$794	$1,172	$1
Commercial real estate - owner occupied	446	—	4,999	5,445	800
Commercial real estate - non-owner occupied	—	—	493	493	493
Multi-family	—	—	—	—	—
Construction and development	90	—	—	90	—
Residential 1‑4 family	1,317	1,294	511	3,122	511
Consumer	108	48	29	185	29
Other	—	—	—	—	—
	$2,011	$1,670	$6,826	$10,507	$1,834

Interest recognized on non-accrual loans is considered immaterial to the consolidated financial statements for the three months ended March 31, 2025 and 2024.

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

Collateral Type
As of March 31, 2025		Other		Without an	With an	Allowance
	Real Estate	Business Assets	Total	Allowance	Allowance	Allocation
Commercial/industrial	$—	$789	$789	$—	$789	$789
Commercial real estate - owner occupied	6,865	—	6,865	4,302	2,563	959
Commercial real estate - non-owner occupied	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Construction and development	—	—	—	—	—	—
Residential 1‑4 family	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total Loans	$6,865	$789	$7,654	$4,302	$3,352	$1,748

Collateral Type
As of December 31, 2024		Other		Without an	With an	Allowance
	Real Estate	Business Assets	Total	Allowance	Allowance	Allocation
Commercial/industrial	$—	$793	$793	$—	$793	$793
Commercial real estate - owner occupied	7,795	—	7,795	800	6,995	1,601
Commercial real estate - non-owner occupied	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Construction and development	—	—	—	—	—	—
Residential 1‑4 family	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total Loans	$7,795	$793	$8,588	$800	$7,788	$2,394

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

	Amortized Cost Basis by Origination Year
As of March 31, 2025								Revolving
	2025	2024	2023	2022	2021	Prior	Revolving	to Term	Total
Commercial/industrial
Grades 1-4	$12,639	$67,984	$49,959	$64,879	$44,996	$60,471	$78,826	$-	$379,754
Grade 5	15,037	15,008	3,431	43,859	4,343	2,198	27,722	-	111,598
Grade 6	-	231	416	574	989	23	2,109	-	4,342
Grade 7	58	293	804	285	5,616	1,952	3,797	-	12,805
Grade 8	-	-	-	-	-	-	-	-	-
Total	$27,734	$83,516	$54,610	$109,597	$55,944	$64,644	$112,454	$-	$508,499
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate - owner occupied
Grades 1-4	$22,890	$99,025	$62,270	$96,300	$156,215	$251,634	$48,385	$-	$736,719
Grade 5	829	50,312	20,833	17,262	21,270	50,318	11,947	-	172,771
Grade 6	-	-	740	3,483	804	8,041	750	-	13,818
Grade 7	-	1,221	1,456	8,432	4,208	30,648	4,812	-	50,777
Grade 8	-	-	-	-	-	-	-	-	-
Total	$23,719	$150,558	$85,299	$125,477	$182,497	$340,641	$65,894	$-	$974,085
Current-period gross charge-offs	$-	$802	$-	$-	$-	$-	$-	$-	$802
Commercial real estate - non-owner occupied
Grades 1-4	$8,767	$28,504	$55,707	$60,000	$106,113	$130,931	$9,157	$-	$399,179
Grade 5	1,940	2,173	4,484	4,810	19,173	19,120	25	-	51,725
Grade 6	-	-	-	1,476	-	-	1,065	-	2,541
Grade 7	-	-	-	-	5,867	855	-	-	6,722
Grade 8	-	-	-	-	-	-	-	-	-
Total	$10,707	$30,677	$60,191	$66,286	$131,153	$150,906	$10,247	$-	$460,167
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Multi-family
Grades 1-4	$-	$1,953	$42,922	$33,189	$101,252	$152,480	$2,703	$-	$334,499
Grade 5	-	13,763	1,009	780	-	114	-	-	15,666
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	-	442	-	-	2,483	2,234	-	-	5,159
Grade 8	-	-	-	-	-	-	-	-	-
Total	$-	$16,158	$43,931	$33,969	$103,735	$154,828	$2,703	$-	$355,324
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Construction and development
Grades 1-4	$8,207	$72,315	$37,752	$59,803	$11,273	$8,174	$1,602	$-	$199,126
Grade 5	822	35,741	37,595	1,980	962	762	723	-	78,585
Grade 6	-	300	-	-	-	-	-	-	300
Grade 7	-	-	-	-	-	908	-	-	908
Grade 8	-	-	-	-	-	-	-	-	-
Total	$9,029	$108,356	$75,347	$61,783	$12,235	$9,844	$2,325	$-	$278,919
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Residential 1‑4 family
Grades 1-4	$13,647	$96,388	$91,948	$171,187	$171,970	$231,187	$98,342	$-	$874,669
Grade 5	1,572	2,451	2,809	6,274	1,953	3,906	1,710	-	20,675
Grade 6	-	-	182	336	-	192	-	-	710
Grade 7	-	-	-	533	1,252	3,987	1,182	-	6,954
Grade 8	-	-	-	-	-	-	-	-	-
Total	$15,219	$98,839	$94,939	$178,330	$175,175	$239,272	$101,234	$-	$903,008
Current-period gross charge-offs	$-	$-	$-	$-	$-	$1	$-	$-	$1
Consumer
Grades 1-4	$9,402	$18,818	$11,536	$7,007	$3,273	$3,729	$713	$-	$54,478
Grade 5	-	-	-	-	-	-	-	-	-
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	-	21	2	3	10	33	-	-	69
Grade 8	-	-	-	-	-	-	-	-	-
Total	$9,402	$18,839	$11,538	$7,010	$3,283	$3,762	$713	$-	$54,547
Current-period gross charge-offs	$-	$-	$9	$12	$-	$-	$-	$-	$21
Other
Grades 1-4	$160	$1,725	$100	$548	$456	$9,175	$2,608	$-	$14,772
Grade 5	-	-	46	29	-	-	196	-	271
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	-	-	-	-	-	-	-	-	-
Grade 8	-	-	-	-	-	-	-	-	-
Total	$160	$1,725	$146	$577	$456	$9,175	$2,804	$-	$15,043
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$12	$-	$12

Total Loans	$95,970	$508,668	$426,001	$583,029	$664,478	$973,072	$298,374	$-	$3,549,592
Total current-period gross charge-offs	$-	$802	$9	$12	$-	$1	$12	$-	$836

	Amortized Cost Basis by Origination Year
As of December 31, 2024								Revolving
	2024	2023	2022	2021	2020	Prior	Revolving	to Term	Total
Commercial/industrial
Grades 1-4	$82,243	$55,703	$66,599	$49,142	$44,118	$21,121	$77,853	$-	$396,779
Grade 5	16,551	3,076	45,395	4,508	2,266	318	16,574	-	88,688
Grade 6	274	403	608	1,027	7	-	541	-	2,860
Grade 7	362	854	316	5,766	416	752	4,249	-	12,715
Grade 8	-	-	-	-	-	-	-	-	-
Total	$99,430	$60,036	$112,918	$60,443	$46,807	$22,191	$99,217	$-	$501,042
Current-period gross charge-offs	$-	$-	$9	$15	$-	$2	$-	$-	$26
Commercial real estate - owner occupied
Grades 1-4	$92,953	$63,421	$105,388	$161,227	$93,903	$177,068	$41,293	$-	$735,253
Grade 5	48,644	21,142	19,031	20,585	8,741	42,643	8,902	-	169,688
Grade 6	-	-	3,095	1,674	5,658	1,931	3,468	-	15,826
Grade 7	149	840	8,633	3,444	3,594	28,997	2,989	-	48,646
Grade 8	-	-	-	-	-	-	-	-	-
Total	$141,746	$85,403	$136,147	$186,930	$111,896	$250,639	$56,652	$-	$969,413
Current-period gross charge-offs	$-	$-	$-	$293	$-	$1	$-	$-	$294
Commercial real estate - non-owner occupied
Grades 1-4	$27,703	$54,919	$61,803	$123,875	$47,293	$96,008	$9,883	$-	$421,484
Grade 5	1,723	1,935	2,827	2,627	3,502	13,008	-	-	25,622
Grade 6	-	-	1,489	-	-	2,590	1,565	-	5,644
Grade 7	-	-	-	5,906	351	509	-	-	6,766
Grade 8	-	-	-	-	-	-	-	-	-
Total	$29,426	$56,854	$66,119	$132,408	$51,146	$112,115	$11,448	$-	$459,516
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate - multi-family
Grades 1-4	$1,724	$26,209	$32,891	$100,950	$71,584	$82,936	$3,385	$-	$319,679
Grade 5	779	1,014	1,307	994	-	118	-	-	4,212
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	442	-	-	-	-	2,240	-	-	2,682
Grade 8	-	-	-	-	-	-	-	-	-
Total	$2,945	$27,223	$34,198	$101,944	$71,584	$85,294	$3,385	$-	$326,573
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Construction and development
Grades 1-4	$66,756	$45,018	$60,063	$11,608	$3,666	$4,921	$1,566	$-	$193,598
Grade 5	23,486	52,351	2,529	1,033	603	199	522	-	80,723
Grade 6	233	-	-	-	-	-	-	-	233
Grade 7	-	676	-	2,489	160	760	-	-	4,085
Grade 8	-	-	-	-	-	-	-	-	-
Total	$90,475	$98,045	$62,592	$15,130	$4,429	$5,880	$2,088	$-	$278,639
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Residential 1‑4 family
Grades 1-4	$98,107	$96,939	$179,313	$176,752	$139,663	$100,537	$93,957	$-	$885,268
Grade 5	2,785	2,971	6,266	2,221	3,017	1,621	1,064	-	19,945
Grade 6	-	151	350	-	-	197	-	-	698
Grade 7	-	-	537	1,282	854	2,900	1,501	-	7,074
Grade 8	-	-	-	-	-	-	-	-	-
Total	$100,892	$100,061	$186,466	$180,255	$143,534	$105,255	$96,522	$-	$912,985
Current-period gross charge-offs	$-	$-	$-	$-	$-	$44	$-	$-	$44
Consumer
Grades 1-4	$25,766	$12,581	$8,063	$3,825	$2,774	$1,624	$466	$-	$55,099
Grade 5	-	-	-	-	-	-	-	-	-
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	10	11	15	9	-	20	-	-	65
Grade 8	-	-	-	-	-	-	-	-	-
Total	$25,776	$12,592	$8,078	$3,834	$2,774	$1,644	$466	$-	$55,164
Current-period gross charge-offs	$88	$15	$4	$-	$3	$-	$-	$-	$110
Other
Grades 1-4	$1,901	$119	$573	$483	$605	$9,070	$2,557	$-	$15,308
Grade 5	-	50	31	-	-	-	204	-	285
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	-	-	-	-	-	-	-	-	-
Grade 8	-	-	-	-	-	-	-	-	-
Total	$1,901	$169	$604	$483	$605	$9,070	$2,761	$-	$15,593
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$92	$-	$92

Total Loans	$492,591	$440,383	$607,122	$681,427	$432,775	$592,088	$272,539	$-	$3,518,925
Total current-period gross charge-offs	$88	$15	$13	$308	$3	$47	$92	$-	$566

Loans that were both experiencing financial difficulty and were modified during the three months ended March 31, 2025 and 2024, were insignificant to these consolidated financial statements.

NOTE 5 – MORTGAGE SERVICING RIGHTS

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

Following is an analysis of activity in the MSR asset:

	Three Months Ended	Year Ended
	March 31, 2025	December 31, 2024
Fair value at beginning of period	$13,369	$13,668

Servicing asset additions	325	1,343
Loan payments and payoffs	(425)	(1,735)
Changes in valuation inputs and assumptions used in the valuation model	275	93
Amount recognized through earnings	175	(299)
MSR asset acquired	—	—
Fair value at end of period	$13,544	$13,369

Unpaid principal balance of loans serviced for others	$1,173,921	$1,172,311
Mortgage servicing rights as a percent of loans serviced for others	1.15	1.14

The primary economic assumptions utilized by the Company in measuring the value of MSRs were constant prepayment speeds of 8.1 and 8.2 months as of March 31, 2025 and December 31, 2024, respectively, and discount rates of 10.18% as of each of those periods. The constant prepayment speeds are obtained from publicly available sources for each of the loan programs the Company originates under.

NOTE 6 – NOTES PAYABLE

The Company utilizes FHLB advances to fund liquidity. The Company had outstanding balances borrowed from the FHLB of $135.0 million at March 31, 2025 and $135.5 million as of December 31, 2024. The advances, rate, and maturities of FHLB advances were as follows:

			March 31,	December 31,
	Maturity	Rate	2025	2024
Fixed rate, fixed term	06/30/2025	5.16%	$25,000	$25,000
Fixed rate, fixed term	03/23/2026	4.02%	10,000	10,000
Fixed rate, fixed term	05/26/2026	1.95%	5,000	5,000
Fixed rate, fixed term	06/29/2026	4.77%	15,000	15,000
Fixed rate, fixed term	03/23/2027	3.91%	10,000	10,000
Fixed rate, fixed term	06/28/2027	4.57%	15,000	15,000
Fixed rate, fixed term	03/23/2028	3.85%	10,000	10,000
Fixed rate, fixed term	07/05/2028	4.41%	20,000	20,000
Fixed rate, fixed term	07/09/2029	4.31%	25,000	25,000
Fixed rate, fixed term	04/22/2030	0.00%	—	508
			135,000	135,508
Adjustment due to purchase accounting			(110)	(136)
			$134,890	$135,372

Future maturities of borrowings were as follows:

	March 31,	December 31,
	2025	2024
1 year or less	$35,000	$25,000
1 to 2 years	30,000	30,000
2 to 3 years	25,000	25,000
3 to 4 years	20,000	30,000
4 to 5 years	25,000	25,000
Over 5 years	—	508
	$135,000	$135,508

As of March 31, 2025, the Company had borrowing availability at the FHLB totaling $478.5 million in addition to the existing borrowings noted in the tables above.

NOTE 7 – SUBORDINATED NOTES AND JUNIOR SUBORDINATED DEBENTURES

During July 2020, the Company entered into subordinated note agreements with two separate commercial banks. The Company had through December 31, 2020, to borrow funds up to a maximum availability of $6.0 million under each agreement, or $12.0 million total. These notes were issued with 10-year maturities, carry interest at a fixed rate of 5.0% through June 30, 2025, and at a variable rate thereafter, payable quarterly. These notes are callable on or after January 1, 2026 and qualify for Tier 2 capital for regulatory purposes. The Company had outstanding balances of $6.0 million under these agreements at March 31, 2025 and December 31, 2024.

During August 2022, the Company entered into subordinated note agreements with an individual. The Company had outstanding balances of $6.0 million under these agreements as of March 31, 2025 and December 31, 2024. These notes were issued with 10-year maturities, carry interest at a fixed rate of 5.25% through August 6, 2027, and at a variable rate thereafter, payable quarterly. These notes are callable on or after August 6, 2027 and qualify for Tier 2 capital for regulatory purposes.

NOTE 8 – REGULATORY MATTERS

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

Under regulatory guidance for non-advanced approaches institutions, the Bank and Company are required to maintain minimum amounts and ratios of common equity Tier I capital to risk-weighted assets, including an additional conservation buffer determined by banking regulators. As of March 31, 2025 and December 31, 2024, this buffer was 2.5%. The Bank met all capital adequacy requirements to which they are subject as of March 31, 2025 and December 31, 2024.

Actual and required capital amounts and ratios are presented below at period-end:

							To Be Well
					Minimum Capital		Capitalized Under
			For Capital		Adequacy with		Prompt Corrective
	Actual		Adequacy Purposes		Capital Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2025
Total capital (to risk-weighted assets):
Company	$518,723	14.15%	$293,221	8.00%	$384,853	10.50%	NA	NA
Bank	$445,011	12.14%	$293,336	8.00%	$385,004	10.50%	$366,670	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$464,519	12.67%	$219,916	6.00%	$311,547	8.50%	NA	NA
Bank	$402,807	10.99%	$220,002	6.00%	$311,670	8.50%	$293,336	8.00%
Common Equity Tier 1 capital (to risk-weighted assets):
Company	$464,519	12.67%	$164,937	4.50%	$256,568	7.00%	NA	NA
Bank	$402,807	10.99%	$165,002	4.50%	$256,669	7.00%	$238,336	6.50%
Tier 1 capital (to average assets):
Company	$464,519	10.76%	$172,646	4.00%	$172,646	4.00%	NA	NA
Bank	$402,807	9.34%	$172,530	4.00%	$172,530	4.00%	$215,662	5.00%
December 31, 2024
Total capital (to risk-weighted assets):
Company	$509,763	14.14%	$288,325	8.00%	$378,427	10.50%	NA	NA
Bank	$438,549	12.18%	$288,152	8.00%	$378,200	10.50%	$360,190	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$457,749	12.70%	$216,244	6.00%	$306,346	8.50%	NA	NA
Bank	$398,535	11.06%	$216,114	6.00%	$306,162	8.50%	$288,152	8.00%
Common Equity Tier 1 capital (to risk-weighted assets):
Company	$457,749	12.70%	$162,183	4.50%	$252,285	7.00%	NA	NA
Bank	$398,535	11.06%	$162,086	4.50%	$252,133	7.00%	$234,124	6.50%
Tier 1 capital (to average assets):
Company	$457,749	10.96%	$167,134	4.00%	$167,134	4.00%	NA	NA
Bank	$398,535	9.54%	$167,019	4.00%	$167,019	4.00%	$208,774	5.00%

NOTE 9 – SEGMENT INFORMATION

The Company’s single reportable segment is determined by the Chief Executive Officer, who is the designated chief operating decision maker, based upon information provided by the Company’s products and services offered, primarily banking operations. The segment is also distinguished by the level of information provided to the chief operating decision maker, who uses such information to review the performance of various components of the business such as branches, which are then aggregated as operating performance, products and services, and customers are similar. The chief operating decision maker will then evaluate the financial performance of the Company’s business components such as by evaluating significant revenues and expenses and budget to actual results in assessing the Company’s segment and in the determination of allocating resources. The chief decision maker uses revenue streams to evaluate product pricing and significant expenses to assess performance and evaluate return on assets. The chief decision maker uses consolidated net income and return on assets to benchmark the Company against its competitors. The benchmarking analysis, coupled with monitoring of budget to actual results, are used in the assessment of performance and in establishing compensation. Loans, investments, service charges, and deposits in other banks provide the significant revenues in the banking operation. Interest expense, provisions for credit losses, data processing and payroll provide the significant expenses in the banking operation. All operations are domestic. Information reported internally for performance assessment by the chief operating decision maker is identical to that which is shown in the Consolidated Statements of Income.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate-lock commitments). Rate-lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements and for fixed rate commitments also considers the difference between current levels of interest rates and committed rates. The notional amount of rate-lock commitments at March 31, 2025 and December 31, 2024 was approximately $9.6 million and $8.2 million, respectively. The fair value of these rate-lock commitments are not material to these financial statements and have not been recorded.

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

The following commitments were outstanding:

	Notional Amount
	March 31, 2025	December 31, 2024

Commitments to extend credit:
Fixed	$42,147	$46,856
Variable	718,072	706,353
Credit card arrangements	24,384	24,399
Letters of credit	10,046	11,055

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

Information regarding the fair value of assets measured at fair value on a recurring basis is as follows:

	Instruments	Markets	Other	Significant
	Measured	for Identical	Observable	Unobservable
	At Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2025
Assets
Securities available for sale
Obligations of U.S. Government sponsored agencies	$32,364	$—	$32,364	$—
Obligations of states and political subdivisions	56,090	—	56,090	—
Mortgage-backed securities	60,784	—	60,784	—
Corporate notes	14,505	—	14,505	—
Mortgage servicing rights	13,544	—	13,544	—

December 31, 2024
Assets
Securities available for sale
U.S. Treasury securities	$99,656	$99,656	$—	$—
Obligations of U.S. Government sponsored agencies	24,741	—	24,741	—
Obligations of states and political subdivisions	56,357	—	56,357	—
Mortgage-backed securities	27,993	—	27,993	—
Corporate notes	14,314	—	14,314	—
Mortgage servicing rights	13,369	—	13,369	—

There were no assets measured on a recurring basis using significant unobservable inputs (Level 3) during these periods. Furthermore, there were no liabilities measured on a recurring basis during the periods.

Information regarding the fair value of assets measured at fair value on a non-recurring basis is as follows:

		Quoted Prices
		In Active	Significant
	Assets	Markets	Other	Significant
	Measured	for Identical	Observable	Unobservable
	At Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2025
OREO	$741	$—	$—	$741
Loans individually evaluated, net of reserve	5,906	—	—	5,906
	$6,647	$—	$—	$6,647

December 31, 2024
OREO	$741	$—	$—	$741
Loans individually evaluated, net of reserve	6,194	—	—	6,194
	$6,935	$—	$—	$6,935

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

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets:

				Weighted
		Unobservable	Range of	Average
	Valuation Technique	Inputs	Discounts	Discount
As of March 31, 2025
OREO	Third party appraisals, sales contracts or brokered price options	Collateral discounts and estimated costs to sell	0%	0%
Loans individually evaluated	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 100%	23%

As of December 31, 2024
OREO	Third party appraisals, sales contracts or brokered price options	Collateral discounts and estimated costs to sell	0%	0%
Loans individually evaluated	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 100%	28%

The carrying value and estimated fair value of financial instruments not measured and reported at fair value on a recurring or non-recurring basis at March 31, 2025 and December 31, 2024 are as follows:

	Carrying
March 31, 2025	amount	Level 1	Level 2	Level 3	Total

Financial assets:
Cash and cash equivalents	$300,865	$300,865	$—	$—	$300,865
Securities held to maturity	110,241	106,982	3,195	—	110,177
Loans held for sale	2,676	—	2,676	—	2,676
Loans, net	3,504,321	—	—	3,346,003	3,346,003
Other investments	23,161	—	—	23,161	23,161
Financial liabilities:
Deposits	$3,674,218	$—	$—	$3,407,535	$3,407,535
Notes payable	134,890	—	134,890	—	134,890
Subordinated notes	12,000	—	12,000	—	12,000

	Carrying
December 31, 2024	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$261,332	$261,332	$—	$—	$261,332
Securities held to maturity	110,756	106,229	3,195	—	109,424
Loans held for sale	3,088	—	3,088	—	3,088
Loans, net	3,473,017	—	—	3,285,498	3,285,498
Other investments	22,643	—	—	22,643	22,643
Financial liabilities:
Deposits	$3,661,073	$—	$—	$3,388,650	$3,388,650
Notes payable	135,372	—	135,372	—	135,372
Subordinated notes	12,000	—	12,000	—	12,000

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

NOTE 12 – STOCK BASED COMPENSATION

The Company has made restricted share grants pursuant to the Bank First Corporation 2011 Equity Plan and the Bank First Corporation 2020 Equity Plan, which replaced the 2011 Plan. The purpose of the Plan is to provide financial incentives for selected employees and for the non-employee Directors of the Company, thereby promoting the long-term growth and financial success of the Company. The number of shares of Company stock that may be issued pursuant to awards under the 2020 Plan shall not exceed, in the aggregate, 700,000. As of March 31, 2025, 124,054 shares of Company stock have been awarded under the 2020 Plan. Compensation expense for restricted stock is based on the fair value of the awards of Bank First Corporation common stock at the time of grant. The value of restricted stock grants that are expected to vest is amortized into expense over the vesting periods. For the three months ended March 31, 2025 and 2024, compensation expense of $0.6 million and $0.6 million, respectively, was recognized related to restricted stock awards.

As of March 31, 2025, there was $3.8 million of unrecognized compensation cost related to non-vested restricted stock awards granted under the plan. That cost is expected to be recognized over a weighted average period of 1.96 years. The aggregate grant date fair value of restricted stock awards that vested during the three months ended March 31, 2025, was approximately $2.1 million.

	For the period ended		For the period ended
	March 31, 2025		March 31, 2024
		Weighted-		Weighted-
		Average Grant-		Average Grant-
	Shares	Date Fair Value	Shares	Date Fair Value
Restricted Stock
Outstanding at beginning of period	52,634	$79.27	58,196	$72.28
Granted	23,100	105.96	24,581	85.85
Vested	(28,290)	75.74	(30,143)	71.14
Forfeited or cancelled	—	—	—	—
Outstanding at end of period	47,444	$94.37	52,634	$79.27

NOTE 13 – SUBSEQUENT EVENT

On April 25, 2025, the Company’s Board of Directors declared a special cash dividend of $3.50 per share of the Company’s common stock. This dividend is payable on May 16, 2025, to shareholders of record on May 9, 2025. This special dividend is in addition to the Company’s regular quarterly cash dividend of $0.45, which was declared on April 15, 2025, and is payable on July 9, 2025, to shareholders of record on June 25, 2025. The aggregate amount of this special dividend will approximate $35.0 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2024, included in our Annual Report and with our unaudited condensed accompanying notes set forth in this Quarterly Report on Form 10-Q for the quarterly period March 31, 2025.

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

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

The following tables present certain selected historical consolidated financial data as of the dates or for the period indicated:

	At or for the Three Months Ended
(In thousands, except per share data)	3/31/2025	12/31/2024	9/30/2024	6/30/2024	3/31/2024

Results of Operations:
Interest income	$55,048	$53,754	$54,032	$49,347	$49,272
Interest expense	18,511	18,193	18,149	16,340	15,923
Net interest income	36,537	35,561	35,883	33,007	33,349
Provision for credit losses	400	(1,000)	—	—	200
Net interest income after provision for credit losses	36,137	36,561	35,883	33,007	33,149
Noninterest income	6,588	4,513	4,893	5,877	4,397
Noninterest expense	20,604	19,286	20,100	19,057	20,324
Income before income tax expense	22,121	21,788	20,676	19,827	17,222
Income tax expense	3,880	4,248	4,124	3,768	1,810
Net income	$18,241	$17,540	$16,552	$16,059	$15,412

Earnings per common share - basic	$1.82	$1.75	$1.65	$1.59	$1.51
Earnings per common share - diluted	1.82	1.75	1.65	1.59	1.51

Common Shares:
Basic weighted average	9,950,970	9,959,379	9,959,556	10,025,977	10,177,932
Diluted weighted average	9,972,152	9,988,781	9,980,544	10,039,862	10,201,373
Outstanding	9,973,276	10,012,088	10,011,428	10,031,350	10,129,190

Noninterest income / noninterest expense:
Service charges	$2,011	$2,119	$2,189	$2,101	$1,634
Income from Ansay	1,181	82	1,062	1,379	979
Loan servicing income	732	744	733	735	726
Valuation adjustment on mortgage servicing rights	175	18	(344)	339	(312)
Net gain on sales of mortgage loans	334	424	377	277	219
Other noninterest income	2,155	1,126	876	1,046	1,151
Total noninterest income	$6,588	$4,513	$4,893	$5,877	$4,397

Personnel expense	$10,985	$9,886	$10,118	$10,004	$10,893
Occupancy, equipment and office	1,591	1,445	1,598	1,330	1,584
Data processing	2,444	2,687	2,502	2,114	2,389
Postage, stationery and supplies	240	229	213	205	238
Net gain (loss) on sales and valuations of other real estate owned	—	(186)	—	(461)	(47)
Net loss on sales of securities	—	—	—	—	34
Advertising	65	78	61	79	95
Charitable contributions	476	200	183	234	176
Federal deposit insurance	630	495	495	443	417
Outside service fees	788	1,135	1,103	1,446	876
Amortization of intangibles	1,298	1,389	1,429	1,475	1,500
Other noninterest expense	2,087	1,928	2,398	2,188	2,169
Total noninterest expense	$20,604	$19,286	$20,100	$19,057	$20,324

Period-end balances:
Cash and cash equivalents	$300,865	$261,332	$204,427	$98,950	$83,374
Investment securities available-for-sale, at fair value	163,743	223,061	128,438	127,977	138,420
Investment securities held-to-maturity, at cost	110,241	110,756	109,236	110,648	111,732
Loans	3,548,070	3,517,168	3,470,920	3,428,635	3,383,395
Allowance for credit losses - loans	(43,749)	(44,151)	(45,212)	(45,118)	(44,378)
Premises and equipment	72,670	71,108	69,710	68,633	69,621
Goodwill and other intangibles, net	195,011	196,309	197,698	199,127	200,602
Mortgage Servicing Rights	13,544	13,369	13,351	13,694	13,356
Other Assets	144,670	146,108	145,930	143,274	143,802
Total assets	4,505,065	4,495,060	4,294,498	4,145,820	4,099,924

Deposits	3,674,218	3,661,073	3,484,741	3,399,941	3,416,039
Borrowings	146,890	147,372	147,346	102,321	47,295
Other liabilities	35,543	46,932	33,516	28,979	27,260
Total liabilities	3,856,651	3,855,377	3,665,603	3,531,241	3,490,594

Stockholders’ equity	648,414	639,683	628,895	614,579	609,330

Book value per common share	65.02	63.89	62.82	61.27	60.16
Tangible book value per common share (1)	45.46	44.28	43.07	41.42	40.35

Average balances:
Loans	$3,541,995	$3,482,974	$3,450,423	$3,399,906	$3,355,142
Interest-earning assets	4,100,846	3,962,690	3,833,968	3,696,099	3,741,498
Total assets	4,498,891	4,360,469	4,231,112	4,094,542	4,144,896
Deposits	3,672,039	3,545,694	3,435,172	3,401,828	3,446,145
Interest-bearing liabilities	2,837,182	2,655,609	2,583,382	2,466,726	2,512,304
Goodwill and other intangibles, net	195,752	196,966	198,493	199,959	201,408
Stockholders’ equity	645,708	634,137	620,821	610,818	613,190

Financial ratios (2):
Return on average assets	1.64%	1.60%	1.56%	1.58%	1.50%
Return on average common equity	11.46%	11.00%	10.61%	10.57%	10.11%
Average equity to average assets	14.35%	14.54%	14.67%	14.92%	14.79%
Stockholders’ equity to assets	14.39%	14.23%	14.64%	14.82%	14.86%
Tangible equity to tangible assets (1)	10.52%	10.31%	10.53%	10.53%	10.48%
Loan yield	5.68%	5.56%	5.73%	5.51%	5.41%
Earning asset yield	5.49%	5.44%	5.64%	5.40%	5.33%
Cost of funds	2.65%	2.73%	2.79%	2.66%	2.55%
Net interest margin, taxable equivalent	3.65%	3.61%	3.76%	3.63%	3.62%
Net loan charge-offs to average loans	0.09%	0.01%	0.04%	(0.05)%	(0.07)%
Nonperforming loans to total loans	0.19%	0.24%	0.32%	0.31%	0.29%
Nonperforming assets to total assets	0.17%	0.21%	0.28%	0.27%	0.31%
Allowance for credit losses - loans to total loans	1.23%	1.26%	1.30%	1.32%	1.31%
(1)	These measures are not measures prepared in accordance with GAAP, and are therefore considered to be non-GAAP financial measures. See “GAAP reconciliation and management explanation of non-GAAP financial measures” for a reconciliation of these measures to their most comparable GAAP measures.
(2)	Income statement-related ratios for partial year periods are annualized.

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

	At or for the Three Months Ended
(In thousands, except per share data)	3/31/2025	12/31/2024	9/30/2024	6/30/2024	3/31/2024
Tangible Assets
Total assets	$4,505,065	$4,495,060	$4,294,498	$4,145,820	$4,099,924
Adjustments:
Goodwill	(175,106)	(175,106)	(175,106)	(175,106)	(175,106)
Core deposit intangible, net of amortization	(19,905)	(21,203)	(22,592)	(24,021)	(25,496)
Tangible assets	$4,310,054	$4,298,751	$4,096,800	$3,946,693	$3,899,322

Tangible Common Equity
Total stockholders’ equity	$648,414	$639,683	$628,895	$614,579	$609,330
Adjustments:
Goodwill	(175,106)	(175,106)	(175,106)	(175,106)	(175,106)
Core deposit intangible, net of amortization	(19,905)	(21,203)	(22,592)	(24,021)	(25,496)
Tangible common equity	$453,403	$443,374	$431,197	$415,452	$408,728

Book value per common share	$65.02	$63.89	$62.82	$61.27	$60.16
Tangible book value per common share	45.46	44.28	43.07	41.42	40.35

Total stockholders’ equity to total assets	14.39%	14.23%	14.64%	14.82%	14.86%
Tangible common equity to tangible assets	10.52%	10.31%	10.53%	10.53%	10.48%

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2025 and March 31, 2024

General. Net income increased $2.8 million to $18.2 million for three months ended March 31, 2025, compared to $15.4 million for the same period in 2024. This increase is primarily driven by the repricing of new and renewed loans in a higher rate environment, along with steady growth in interest-bearing assets.

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

Net interest and dividend income increased by $3.2 million to $36.5 million for the three months ended March 31, 2025 compared to $33.3 million for three months ended March 31, 2024. The increase in net interest income was primarily due to repricing of new and renewed loans in a higher interest rate environment, as well as steady growth in interest-bearing assets. Total average interest-earning assets were $4.10 billion for the three months ended March 31, 2025, up from $3.74 billion for the same period in 2024. Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes on both volume and mix and pricing decisions, and external factors include changes in market interest rates, competition and the shape of the interest rate yield curve.

Interest Income. Total interest income increased $5.7 million, or 11.7%, to $55.0 million for the three months ended March 31, 2025 compared to $49.3 million for the same period in 2024. The increase in total interest income was primarily due to an increase in in interest-earning assets coupled with higher average interest rates earned on interest-earning assets. The average balance of interest-earning assets increased by $359.3 million during the three months ended March 31, 2025 compared to the same period in 2024 and the average interest rate earned on these assets increased by 0.16% in the year-over-year first quarters.

Interest Expense. Interest expense increased $2.6 million, or 16.3%, to $18.5 million for the three months ended March 31, 2025 compared to $15.9 million for the same period in 2024. The increase in interest expense was primarily due to higher crediting interest rates on also higher levels of interest-bearing liabilities.

Interest expense on interest-bearing deposits increased by $1.5 million to $16.9 million for the three months ended March 31, 2025 compared to $15.4 million for the same period in 2024. The average balance and rate of interest-bearing deposits was $2.69 billion and 2.54% for the three months ended March 31, 2025, compared to $2.46 billion and 2.51% for the same period in 2024. The Bank's cost of funds decreased by 0.08% from the fourth quarter of 2024, including a decrease of 0.18% in the average rate paid on the Bank's non-brokered certificates of deposit.

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

We recorded a provision of $0.4 million for credit loss during the three months ended March 31, 2025 compared to a provision of $0.2 million for credit loss during the same period in 2024. Economic forecasts, primarily US gross domestic product projections, decreased slightly during the first quarter of 2025 while projections for unemployment increased. We recorded net charge offs of $0.8 million during the three months ended March 31, 2025 compared to net recoveries of $0.6 million during the three months ended March 31, 2024. Other than a $0.8 million charge-off during the first quarter of 2025, related to a single customer relationship, the Bank’s loan portfolio continues to exhibit very little credit stress. The ACL - Loans was $43.7 million, or 1.23% of total loans, at March 31, 2025 compared to $44.4 million, or 1.31% of total loans at March 31, 2024.

Noninterest Income. Noninterest income is an important component of our total revenues. A significant portion of our noninterest income has historically been associated with service charges and income from the Bank’s unconsolidated subsidiary, Ansay. Other sources of noninterest income include loan servicing fees and gains on sales of mortgage loans.

Noninterest income increased $2.2 million to $6.6 million for the three months ended March 31, 2025 compared to $4.4 million for the same period in 2024. Service charges increased by 23.0% from the prior-year first quarter as the Bank continues to benefit from a renegotiated vendor incentive program related to credit and debit card payments processing. Positive valuation adjustments to the Bank’s MSRs totaling $0.2 million during the first quarter of 2025 compared favorably to $0.3 million in negative valuation adjustments during the first quarter of 2024. Finally, the Bank received a $2.3 million death benefit related to its bank-owned life insurance portfolio. The underlying policies had a cash value of $1.3 million, leading to a gain of $1.0 million which is recorded in other noninterest income.

The major components of our noninterest income are listed below:

	Three Months Ended March 31,
	2025	2024	$ Change	% Change

(in thousands)	(In thousands)
Noninterest Income
Service charges	$2,011	$1,634	$377	23%
Income from Ansay	1,181	979	202	21%
Loan servicing income	732	726	6	1%
Valuation adjustment on MSR	175	(312)	487	NM %
Net gain on sales of mortgage loans	334	219	115	53%
Other	2,155	1,151	1,004	87%
Total noninterest income	$6,588	$4,397	$2,191	50%

Noninterest Expense. Noninterest expense increased $0.3 million to $20.6 million for the three months ended March 31, 2025 compared to $20.3 million for the same period in 2024. Most noninterest expenses have remained well-controlled over the past five quarters. Due to the gain on bank-owned life insurance noted earlier, the Bank accelerated some charitable giving which had been planned for later in the year into the first quarter. Also, federal deposit insurance increased primarily due to elevated deposit levels which were developed late in the fourth quarter of 2024 and persisted through the first quarter of 2025.

The major components of our noninterest expense are listed below:

	Three Months Ended March 31,
	2025	2024	$ Change	% Change

	(In thousands)
Noninterest Expense
Salaries, commissions, and employee benefits	$10,985	$10,893	$92	1%
Occupancy	1,591	1,584	7	0%
Data processing	2,444	2,389	55	2%
Postage, stationary, and supplies	240	238	2	1%
Net loss on sales and valuations of other real estate owned	—	(47)	47	NM %
Net loss on sales of securities	—	34	(34)	NM %
Advertising	65	95	(30)	(32)%
Charitable contributions	476	176	300	170%
Federal deposit insurance	630	417	213	51%
Outside service fees	788	876	(88)	(10)%
Amortization of intangibles	1,298	1,500	(202)	(13)%
Other	2,087	2,169	(82)	(4)%
Total noninterest expenses	$20,604	$20,324	$280	1%

Income Tax Expense. We recorded a provision for income taxes of $3.9 million for the three months ended March 31, 2025 compared to a provision of $1.8 million for the same period during 2024, reflecting effective tax rates of 17.5% and 10.5%, respectively. The Company’s home state passed tax legislation during the third quarter of 2023 which exempted income from a significant portion of the Company’s loans from taxation in Wisconsin. As a result of this legislation, income from a significant portion of the Company’s loans will no longer be subject to taxation in its home state. Final rules relating to qualifying loans under this legislation were not published until the first quarter of 2024. Based on these final rules, the Company was able to further reduce its estimated tax liability from 2023 by $1.3 million, resulting in the lower provision for income taxes and effective tax rate during the first quarter of 2024. Although not as impactful as this event in the first quarter of 2024, tax-exempt income during the first quarter of 2025 resulting from a death benefit on life insurance lowered the effective tax rate for the most recent quarter from levels seen in the final three quarters of 2024.

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

The following tables set forth the distribution of our average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the periods indicated:

	Three Months Ended
	March 31, 2025			March 31, 2024
		Interest			Interest
	Average	Income/	Rate Earned/ Paid	Average	Income/	Rate Earned/ Paid
	Balance	Expenses (1)	(1)	Balance	Expenses (1)	(1)

	(dollars in thousands)
ASSETS
Interest-earning assets
Loans (2)
Taxable	$3,410,262	$194,219	5.70%	$3,246,962	$176,655	5.44%
Tax-exempt	131,733	6,887	5.23%	108,180	4,852	4.49%
Securities
Taxable (available for sale)	180,322	7,963	4.42%	162,353	7,423	4.57%
Tax-exempt (available for sale)	32,697	1,149	3.51%	33,931	1,141	3.36%
Taxable (held to maturity)	107,641	4,267	3.96%	106,349	4,250	4.00%
Tax-exempt (held to maturity)	3,196	85	2.66%	4,136	107	2.59%
Cash and due from banks	234,995	10,386	4.42%	79,587	5,024	6.31%
Total interest-earning assets	4,100,846	224,956	5.49%	3,741,498	199,452	5.33%
Non interest-earning assets	442,262			447,093
Allowance for credit losses - loans	(44,217)			(43,695)
Total assets	$4,498,891			$4,144,896
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Checking accounts	$516,658	$12,760	2.47%	$421,776	$11,513	2.73%
Savings accounts	831,083	12,066	1.45%	812,947	11,879	1.46%
Money market accounts	683,446	16,685	2.44%	637,454	15,156	2.38%
Certificates of deposit	638,937	26,019	4.07%	590,116	23,344	3.96%
Brokered deposits	20,092	815	4.06%	748	17	2.27%
Total interest-bearing deposits	2,690,216	68,345	2.54%	2,463,041	61,909	2.51%
Other borrowed funds	146,966	6,729	4.58%	49,263	2,135	4.33%
Total interest-bearing liabilities	2,837,182	75,074	2.65%	2,512,304	64,044	2.55%
Non-interest bearing liabilities
Demand deposits	981,823			983,104
Other liabilities	34,178			36,298
Total liabilities	3,853,183			3,531,706
Shareholders’ equity	645,708			613,190
Total liabilities & shareholders’ equity	$4,498,891			$4,144,896
Net interest income on a fully taxable equivalent basis		149,882			135,408
Less taxable equivalent adjustment		(1,705)			(1,281)
Net interest income		$148,177			$134,127
Net interest spread (3)			2.84%			2.78%
Net interest margin (4)			3.65%			3.62%
(1).	Annualized on a fully taxable equivalent basis calculated using a federal tax rate of 21% for the three months ended March 31, 2025 and 2024.
(2).	Nonaccrual loans are included in average amounts outstanding.
(3).	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4).	Net interest margin represents net interest income on a fully tax equivalent basis as a percentage of average interest-earning assets.

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

	Three Months Ended March 31, 2025
	Compared with
	Three Months Ended March 31, 2024
	Increase/(Decrease) Due to Change in
	Volume	Rate	Total

	(dollars in thousands)
Interest income
Loans
Taxable	$9,100	$8,464	$17,564
Tax-exempt	1,156	879	2,035
Securities
Taxable (AFS)	800	(260)	540
Tax-exempt (AFS)	(42)	50	8
Taxable (HTM)	51	(34)	17
Tax-exempt (HTM)	(25)	3	(22)
Cash and due from banks	7,260	(1,898)	5,362
Total interest income	18,300	7,204	25,504
Interest expense
Deposits
Checking accounts	2,417	(1,170)	1,247
Savings accounts	264	(77)	187
Money market accounts	1,115	414	1,529
Certificates of deposit	1,973	702	2,675
Brokered Deposits	774	24	798
Total interest bearing deposits	6,543	(107)	6,436
Other borrowed funds	4,467	127	4,594
Total interest expense	11,010	20	11,030
Change in net interest income	$7,290	$7,184	$14,474

CHANGES IN FINANCIAL CONDITION

Total Assets. Total assets increased $11.4 million, or 0.3%, to $4.51 billion at March 31, 2025, from $4.50 billion at December 31, 2024.

Cash and Cash Equivalents. Cash and cash equivalents increased by $39.5 million to $300.9 million at March 31, 2025, from $261.3 million at December 31, 2024.

Investment Securities. The carrying value of total investment securities decreased by $59.8 million to $274.0 million at March 31, 2025, from $333.8 million at December 31, 2024. The quarter-over-quarter decrease in investments was primarily attributed to the maturity of short-duration securities during the most recent quarter. These investments were acquired during the fourth quarter of 2024 to meet heightened needs for collateral due to a seasonal collateralized deposit increase during the fourth quarter of 2024.

Loans. Net loans increased by $31.3 million, totaling $3.50 billion at March 31, 2025 compared to $3.47 billion at December 31, 2024.

Deposits. Deposits increased $13.1 million, or 0.4%, to $3.67 billion at March 31, 2025 from $3.66 billion at December 31, 2024.

Borrowings. At March 31, 2025, borrowings consisted of advances from the FHLB of Chicago and subordinated debt to other banks and an individual. FHLB borrowings decreased $0.5 million, or 0.4%, to $134.9 million at March 31, 2025 from $135.4 million at December 31, 2024. Subordinated debt remained stable at $12.0 million at March 31, 2025 and December 31, 2024.

Stockholders’ Equity. Total stockholders’ equity increased $8.7 million, or 1.4%, to $648.4 million at March 31, 2025 from $639.7 million at December 31, 2024. Repurchases of the Company’s common stock totaling $6.4 million and dividends declared totaling $4.5 million offset the positive impact of earnings totaling $18.2 million during the first three months of the year.

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

Our loan portfolio is our most significant earning asset, comprising 78.8% and 78.3% of our total assets as of March 31, 2025 and December 31, 2024, respectively. Our strategy is to grow our loan portfolio by originating quality commercial and consumer loans that comply with our credit policies and that produce revenues consistent with our financial objectives. We believe our loan portfolio is well-balanced, which provides us with the opportunity to grow while monitoring our loan concentrations.

Loans increased $30.9 million, or 0.9%, to $3.55 billion as of March 31, 2025 compared to $3.52 billion as of December 31, 2024. This increase during the first three months of 2025 was primarily driven by solid demand for new credit from our existing customer relationships. This growth was comprised of an increase of $7.5 million or 1.5% in commercial and industrial loans, an increase of $4.8 million or 0.5% in owner occupied commercial real estate loans, an increase of $0.6 million or 0.1% in non-owner occupied commercial real estate, an increase of $28.6 million or 8.8% in multi-family loans, an increase of $0.5 million or 0.2% in construction and development loans, a decrease of $9.9 million or 1.1% in residential 1-4 family loans and a decrease of $1.2 million or 1.7% in consumer and other loans.

The following table presents the balance and associated percentage of each major category in our loan portfolio:

	March 31, 2025		December 31, 2024		March 31, 2024
	Amount	% of Total	Amount	% of Total	Amount	% of Total

	(dollars in thousands)
Commercial & industrial	$507,850	14%	$500,352	14%	$510,396	15%
Commercial real estate
Owner occupied	973,578	27%	968,837	28%	892,275	26%
Non-owner occupied	460,077	13%	459,431	13%	502,429	15%
Multi-family	355,003	10%	326,408	9%	323,047	10%
Construction & development	278,475	8%	277,971	8%	207,866	6%
Residential 1-4 family	903,280	26%	913,187	26%	880,241	26%
Consumer	54,763	2%	55,387	2%	52,296	2%
Other loans	15,044	—%	15,595	—%	14,845	—%
Total Loans	$3,548,070	100%	$3,517,168	100%	$3,383,395	100%

Loan categories

The principal categories of our loan portfolio are discussed below:

Commercial and Industrial (C&I). Our C&I portfolio totaled $507.9 million and $500.4 million at March 31, 2025 and December 31, 2024, respectively, and represented 14% of our total loans at both dates.

Our C&I loan customers represent various small and middle-market established businesses involved in professional services, accommodation and food services, health care, financial services, wholesale trade, manufacturing, distribution, retailing and non-profits. Most clients are privately owned with markets that range from local to national in scope. Many of the loans to this segment are secured by liens on corporate assets and the personal guarantees of the principals. The regional economic strength or weakness impacts the relative risks in this loan category. There is little concentration in any one business sector, and loan risks are generally diversified among many borrowers. We actively communicate with our C&I loan customers regarding their operations, including the impacts of recently implemented tariffs on their input costs and customer relationships. We have not noted significant pressure on our customer base from the current uncertain economic environment, but we will continue to monitor the impact of these items on our loan portfolio and its credit quality.

Commercial Real Estate (CRE). Our CRE loan portfolio totaled $1.79 billion and $1.75 billion at March 31, 2025 and December 31, 2024, respectively, and represented 50% of our total loans at those dates. The growth in our CRE loan portfolio through the first three months of 2025 consisted primarily of multi-family real estate as developers respond to a shortage of available dwellings in our markets. Management views owner occupied CRE, which expanded marginally during the quarter, as an extension of C&I lending as typically the primary repayment source on these loans is operating profits from the underlying business.

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

Construction and Development (C&D). Our C&D loan portfolio totaled $278.5 million and $278.0 million at March 31, 2025 and December 31, 2024, respectively, and represented 8% of our total loans at those dates.

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

Residential 1 – 4 Family. Residential 1 – 4 family loans held in portfolio amounted to $903.3 million and $913.2 million at March 31, 2025 and December 31, 2024, respectively, and represented 26% of our total loans at those dates.

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

We were servicing mortgage loans sold to others without recourse of approximately $1.17 billion at March 31, 2025 and December 31, 2024.

Loans sold with the retention of servicing assets result in the capitalization of servicing rights. Loan servicing rights are carried at fair value. The net balance of capitalized servicing rights amounted to $13.5 million and $13.4 million at March 31, 2025 and December 31, 2024, respectively.

Consumer Loans. Our consumer loan portfolio totaled $54.8 million and $55.4 million at March 31, 2025 and December 31, 2024, respectively, and represented 2% of our total loans at those dates. Consumer loans include secured and unsecured loans, lines of credit and personal installment loans.

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

Other Loans. Our other loans totaled $15.0 million and $15.6 million at March 31, 2025 and December 31, 2024, respectively, and are immaterial to the overall loan portfolio. The other loans category consists primarily of over-drafted depository accounts, loans utilized to purchase or carry securities and loans to nonprofit organizations.

Loan Portfolio Maturities.

The following tables summarize the dollar amount of loans maturing in our portfolio based on their loan type, fixed or variable rate of interest, and contractual terms to maturity at March 31, 2025. The tables do not include any estimate of prepayments, which can significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One Year or	One to Five	Five to Fifteen	Over Fifteen
	Less	Years	Years	Years	Total

	(dollars in thousands)
Commercial & industrial	$157,712	$237,205	$111,143	$1,790	$507,850
Commercial real estate
Owner Occupied	143,301	450,156	310,776	69,345	973,578
Non-owner Occupied	53,047	293,218	113,487	325	460,077
Multi-family	29,715	135,702	189,093	493	355,003
Construction & Development	45,346	102,709	55,006	75,414	278,475
Residential 1-4 family	22,994	96,731	206,214	577,341	903,280
Consumer and other	15,125	32,123	15,846	6,713	69,807
Total	$467,240	$1,347,844	$1,001,565	$731,421	$3,548,070
Fixed Rate Loans:
Commercial & industrial	$41,040	$173,910	$59,974	$1,757	$276,681
Commercial real estate
Owner Occupied	74,275	349,445	104,958	20,244	548,922
Non-owner Occupied	46,043	255,635	28,158	—	329,836
Multi-family	26,948	126,648	123,160	—	276,756
Construction & Development	27,994	85,327	10,296	40,913	164,530
Residential 1-4 family	14,039	77,031	158,693	276,137	525,900
Consumer and other	14,425	30,909	14,810	6,713	66,857
Total	$244,764	$1,098,905	$500,049	$345,764	$2,189,482
Floating Rate Loans:
Commercial & industrial	$116,672	$63,295	$51,169	$33	$231,169
Commercial real estate
Owner Occupied	69,026	100,711	205,818	49,101	424,656
Non-owner Occupied	7,004	37,583	85,329	325	130,241
Multi-family	2,767	9,054	65,933	493	78,247
Construction & Development	17,352	17,382	44,710	34,501	113,945
Residential 1-4 family	8,955	19,700	47,521	301,204	377,380
Consumer and other	700	1,214	1,036	—	2,950
Total	$222,476	$248,939	$501,516	$385,657	$1,358,588

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

Our nonperforming assets consist of nonperforming loans and foreclosed real estate. Nonperforming loans are those on which the accrual of interest has stopped, as well as loans that are contractually 90 days past due on which interest continues to accrue. The composition of our nonperforming assets is as follows:

	As of March 31,	As of December 31,	As of March 31,
	2025	2024	2024

	(dollars in thousands)
Nonperforming loans
Nonaccrual loans
Commercial & industrial	$789	$794	$4,601
Commercial real estate
Owner Occupied	4,090	4,999	2,754
Non-owner Occupied	493	493	—
Multi-family	—	—	—
Construction & Development	—	—	—
Residential 1-4 family	988	511	244
Consumer and other	36	29	11
Total nonaccrual loans	6,396	6,826	7,610
Loans past due > 90 days, but still accruing
Commercial & industrial	48	328	—
Commercial real estate
Owner Occupied	—	—	1,560
Non-owner Occupied	—	—	—
Multi-family	—	—	—
Construction & Development	—	—	—
Residential 1-4 family	346	1,294	703
Consumer and other	24	48	4
Total loans past due > 90 days, but still accruing	418	1,670	2,267
Total nonperforming loans	$6,814	$8,496	$9,877
OREO
Commercial real estate owned	$—	$—	$—
Residential real estate owned	—	—	—
Acquired bank property real estate owned	741	741	2,674
Total OREO	$741	$741	$2,674
Total nonperforming assets ("NPAs")	$7,555	$9,237	$12,551
Accruing modified loans to borrowers experiencing financial difficulty	$15	$16	$20
Ratios
Nonaccrual loans to total loans	0.18%	0.19%	0.22%
NPAs to total loans plus OREO	0.21%	0.26%	0.37%
NPAs to total assets	0.17%	0.21%	0.31%
ACL - Loans to nonaccrual loans	684%	647%	583%
ACL - Loans to total loans	1.23%	1.26%	1.31%

Nonaccrual Loans

Loans are typically placed on nonaccrual status when any payment of principal and/or interest is 90 days or more past due, unless the collateral is sufficient to cover both principal and interest and the loan is in the process of collection. Loans are also placed on nonaccrual status when management believes, after considering economic and business conditions, that the principal or interest will not be collectible in the normal course of business. We monitor closely the performance of our loan portfolio. In addition to the monitoring and review of loan performance internally, we have also contracted with an independent organization to review our commercial and retail loan portfolios. The status of delinquent loans, as well as situations identified as potential problems, are reviewed on a regular basis by senior management. The decrease in the amount of nonaccrual loans was primarily due to the improvement in one customer relationship, which resulted in the loan being returned to accrual status.

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

At March 31, 2025, the ACL - Loans was $43.7 million (representing 1.23% of period end loans). Bank First recorded a provision for credit losses of $0.4 million during the first three quarters of 2025. The ACL– Loans has remained consistent over recent quarters as economic conditions have remained stable and the Company’s overall asset quality remain strong. The Company recorded net charge-offs totaling $0.8 million during the first three months of 2025.

The following table summarizes the changes in our ACL - Loans for the periods indicated:

	Three months ended	Year ended	Three months ended
	March 31,	December 31,	March 31,
	2025	2024	2024

	(dollars in thousands)
Balance of ACL - Loans at the beginning of period	$44,151	$43,609	$43,609
Adoption of CECL	—	—	—
ACL - Loans on PCD loans acquired	—	—	—
Net loans charged-off (recovered):
Commercial & industrial	—	2	15
Commercial real estate - owner occupied	802	(615)	(610)
Commercial real estate - non-owner occupied	—	—	—
Commercial real estate - multi-family	—	—	—
Construction & Development	—	—	—
Residential 1-4 family	(29)	31	(2)
Consumer	21	73	4
Other Loans	8	67	24
Total net loans recovered	802	(442)	(569)
Provision charged to operating expense	400	(800)	200
Transfer from (to) ACL - Unfunded Commitments	—	900	—
Balance of ACL - Loans at end of period	$43,749	$44,151	$44,378
Ratio of net charge-offs (recoveries) to average loans by loan composition
Commercial & industrial	—%	—%	—%
Commercial real estate - owner occupied	0.08%	(0.07)%	(0.07)%
Commercial real estate - non-owner occupied	—%	—%	—%
Commercial real estate - multi-family	—%	—%	—%
Construction & Development	—%	—%	—%
Residential 1-4 family	—%	—%	—%
Consumer	0.04%	0.14%	0.01%
Other Loans	0.05%	0.44%	0.16%
Total net charge-offs (recoveries) to average loans	0.02%	(0.01)%	(0.02)%

The following table summarizes an allocation of the ACL - Loans and the related percentage of loans outstanding in each category for the periods below.

	March 31,		December 31,		March 31,
	2025		2024		2024
		% of		% of		% of
(in thousands, except %)	Amount	Loans	Amount	Loans	Amount	Loans
Loan Type:
Commercial & industrial	$5,239	14%	$5,394	14%	$5,811	15%
Commercial real estate - owner occupied	10,421	27%	11,033	28%	13,442	26%
Commercial real estate - non-owner occupied	4,731	13%	4,740	13%	6,081	15%
Commercial real estate - multi-family	4,174	10%	3,739	10%	4,601	10%
Construction & development	5,319	8%	5,223	7%	3,238	6%
Residential 1-4 family	12,658	26%	12,801	26%	10,500	26%
Consumer	1,073	2%	1,084	2%	604	2%
Other loans	134	—%	137	—%	101	—%
Total allowance	$43,749	100%	$44,151	100%	$44,378	100%

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

Deposits. Our current deposit products include non-interest bearing and interest-bearing checking accounts, savings accounts, money market accounts, and certificate of deposits. As of March 31, 2025, deposit liabilities accounted for approximately 81.6% of our total liabilities and equity. We accept deposits primarily from customers in the communities in which our branches and offices are located, as well as from small businesses and other customers throughout our lending area. We rely on our competitive pricing and products, quality customer service, and convenient locations and hours to attract and retain deposits. Deposit rates and terms are based primarily on current business strategies, market interest rates, liquidity requirements and our deposit growth goals.

Total deposits were $3.67 billion and $3.66 billion as of March 31, 2025 and December 31, 2024, respectively. Noninterest-bearing deposits at March 31, 2025 and December 31, 2024, were $993.8 million and $1.02 billion, respectively, while interest-bearing deposits were $2.68 billion and $2.64 billion at March 31, 2025 and December 31, 2024, respectively. The Bank continue to see a shift in its deposit portfolio from noninterest-bearing deposits to interest-bearing deposits as prevailing interest rates have increased over the last several years.

At March 31, 2025, we had a total of $662.5 million in certificates of deposit, including $20.1 million of brokered deposits. Based on historical experience and our current pricing strategy, we believe we will retain a majority of these accounts upon maturity, although our long-term strategy is to minimize reliance on certificates of deposits by increasing relationship deposits in lower earning savings and demand deposit accounts.

The following tables set forth the average balances of our deposits for the periods indicated:

	Three months ended		Year ended		Three months ended
	March 31, 2025		December 31, 2024		March 31, 2024
	Amount	Percent	Amount	Percent	Amount	Percent

	(dollars in thousands)

Noninterest-bearing demand deposits	$981,823	26.8%	$1,000,772	29.0%	$983,104	28.5%
Interest-bearing checking deposits	516,658	14.1%	401,990	11.6%	421,776	12.3%
Savings deposits	831,083	22.6%	816,410	23.6%	812,947	23.6%
Money market accounts	683,446	18.6%	616,964	17.9%	637,454	18.5%
Certificates of deposit	638,937	17.4%	613,593	17.7%	590,116	17.1%
Brokered deposits	20,092	0.5%	7,662	0.2%	748	—%
Total	$3,672,039	100%	$3,457,391	100%	$3,446,145	100%

The following table provides information on maturities of certificates of deposits which exceed FDIC insurance limits of $250,000 as of March 31, 2025:

	Time Deposits over FDIC	Portion of Time Deposits in
	Insurance Limits	Excess of FDIC Insurance Limits

	(dollars in thousands)
3 months or less remaining	$60,052	$26,802
Over 3 to 6 months remaining	64,736	37,236
Over 6 to 12 months remaining	32,607	14,357
Over 12 months or more remaining	16,052	8,052
Total	$173,447	$86,447

Borrowings

The Company’s borrowings have historically consisted primarily of FHLB of Chicago advances collateralized by a blanket pledge agreement on the Company’s FHLB capital stock and retail and commercial loans held in the Company’s portfolio. There were $134.9 million and $135.4 million of advances outstanding from the FHLB at March 31, 2025 and December 31, 2024, respectively.

The total loans pledged as collateral were $1.14 billion and $1.47 billion at March 31, 2025 and December 31, 2024. There were no outstanding letters of credit from the FHLB at March 31, 2025 or December 31, 2024.

The following table summarizes borrowings from the FHLB, and the weighted average interest rates paid:

	Three months ended	Year ended	Three months ended
(dollars in thousands)	March 31, 2025	December 31, 2024	March 31, 2024
Average daily amount of borrowings outstanding during the period	$134,966	$85,762	$35,281
Weighted average interest rate on average daily borrowing	4.53%	4.42%	3.97%
Maximum outstanding borrowings at any month-end	$134,890	$135,372	$35,295
Borrowing outstanding at period end	$134,890	$135,372	$35,295
Weighted average interest rate on borrowing at period end	4.39%	4.37%	3.59%

Lines of credit and other borrowings.

During July 2020, the Company entered into subordinated note agreements with two separate commercial banks. As of March 31, 2025 and December 31, 2024, outstanding balances under these agreements totaled $6.0 million. These notes were issued with 10-year maturities, will carry interest at a fixed rate of 5.0% through June 30, 2025, and at a variable rate thereafter, payable quarterly. These notes are callable on or after January 1, 2026 and qualify for Tier 2 capital for regulatory purposes.

During August 2022, the Company entered into subordinated note agreements with an individual. As of March 31, 2025 and December 31, 2024, outstanding balances under these agreements totaled $6.0 million. These notes were issued with 10-year maturities, will carry interest at a fixed rate of 5.25% through August 6, 2027, and at a variable rate thereafter, payable quarterly. These notes are callable on or after August 6, 2027 and qualify for Tier 2 capital for regulatory purposes.

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

Securities available for sale consist of U.S. government sponsored agencies, obligations of states and political subdivision, mortgage-backed securities, and corporate notes. Securities classified as available for sale, which management has the intent and ability to hold for an indefinite period of time, but not necessarily to maturity, are carried at fair value, with unrealized gains and losses, net of related deferred income taxes, included in stockholders’ equity as a separate component of other comprehensive income. The fair value of securities available for sale totaled $163.7 million and included negligible gross unrealized gains and gross unrealized losses of $11.9 million at March 31, 2025. At December 31, 2024, the fair value of securities available for sale totaled $223.1 million and included negligible gross unrealized gains and gross unrealized losses of $12.9 million.

Securities classified as held to maturity consist of U.S. treasury securities and obligations of states and political subdivisions. These securities, which management has the intent and ability to hold to maturity, are reported at amortized cost. Securities held to maturity totaled $110.2 million at March 31, 2025 and $110.8 million at December 31, 2024.

The Company had recognized no net losses on sales of securities during the three months ended March 31, 2025. The Company had recognized net losses on sales of securities of $0.03 million during the three months ended March 31, 2024.

The following tables set forth the composition and maturities of investment securities as of March 31, 2025 and December 31, 2024. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

			After One, But		After Five, But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
At March 31, 2025	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)

	(dollars in thousands)
Available for sale securities
Obligations of U.S. Government sponsored agencies	499	4.9%	11,321	4.1%	12,965	1.9%	10,188	2.2%	34,973	2.8%
Obligations of states and political subdivisions	830	3.8%	11,938	4.1%	22,944	3.3%	26,928	2.8%	62,640	3.2%
Mortgage-backed securities	5,012	4.4%	38,866	3.0%	7,899	4.5%	10,588	3.7%	62,365	3.4%
Corporate notes	—	—%	5,000	8.7%	9,603	3.3%	1,067	10.2%	15,670	5.5%
Total available for sale securities	$6,341	4.4%	$67,125	3.8%	$53,411	3.1%	$48,771	3.0%	$175,648	3.4%
Held to maturity securities
U.S. Treasury securities	$23,598	3.5%	$37,027	3.9%	$46,421	4.4%	$—	—%	$107,046	4.0%
Obligations of states and political subdivisions	1,491	2.4%	1,704	2.8%	—	—%	—	—%	3,195	2.6%
Total held to maturity securities	$25,089	3.4%	$38,731	3.8%	$46,421	4.4%	$—	—%	$110,241	4.0%
Total	$31,430	4.2%	$105,856	4.7%	$99,832	3.7%	$48,771	3.0%	$285,889	3.8%

			After One, But		After Five, But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
At December 31, 2024	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)

	(dollars in thousands)
Available for sale securities
U.S. Treasury securities	$99,656	4.2%	$—	—%	$—	—%	$—	—%	$99,656	4.2%
Obligations of U.S. Government sponsored agencies	1,493	5.0%	1,200	4.5%	13,761	2.0%	11,312	2.2%	27,766	2.3%
Obligations of states and political subdivisions	344	4.9%	11,970	4.1%	18,853	3.1%	31,825	2.8%	62,992	3.2%
Mortgage-backed securities	45	3.5%	10,598	3.4%	7,979	4.4%	11,204	3.7%	29,826	3.8%
Corporate notes	—	—%	5,000	8.7%	9,606	3.3%	1,063	10.3%	15,669	5.5%
Total available for sale securities	$101,538	4.2%	$28,768	4.7%	$50,199	3.0%	$55,404	3.0%	$235,909	3.7%
Held to maturity securities
U.S. Treasury securities	$22,671	3.6%	$40,574	3.7%	$44,316	4.3%	$—	—%	$107,561	3.9%
Obligations of states and political subdivisions	800	2.3%	2,395	2.7%	—	—%	—	—%	3,195	2.6%
Total held to maturity securities	$23,471	3.5%	$42,969	3.7%	$44,316	4.3%	$—	—%	$110,756	3.9%
Total	$125,009	4.1%	$71,737	4.1%	$94,515	3.6%	$55,404	3.0%	$346,665	3.8%
(1)	Weighted Average Yield is shown on a fully taxable equivalent basis using a federal tax rate of 21% and includes the amortization of premiums and discounts.

As of March 31, 2025 and December 31, 2024, no allowance for credit losses on securities AFS was recognized. The Company does not consider its securities AFS with unrealized losses to be attributable to credit-related factors, as the unrealized losses in each category have occurred as a result of changes in noncredit-related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. Furthermore, as of March 31, 2025, the Company did not have the intent to sell any of these securities AFS and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost.

The Company does not believe there are any expected credit losses in its HTM securities portfolio at March 31, 2025 or December 31, 2024. All U.S. Treasury securities have the full faith and credit backing of the United States government and the amount of obligations of states and political subdivisions in an unrealized loss position is immaterial to the financial statements.

As of March 31, 2025, 203 debt securities had gross unrealized losses, with an aggregate depreciation of 4.2% from our amortized cost basis. The largest unrealized loss percentage of any single security was 23.4% (or $0.5 million) of its amortized cost. The largest unrealized dollar loss of any security was $0.8 million (or 22.1%).

As of December 31, 2024, 210 debt securities had gross unrealized losses, with an aggregate depreciation of 4.1% from our amortized cost basis. The largest unrealized loss percentage of any single security was 24.6% (or $0.5 million) of its amortized cost. The largest unrealized dollar loss of any single security was $0.9 million (or 23.5%).

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

Our liquidity is maintained through our investment portfolio, deposits, borrowings from the FHLB, and lines available from correspondent banks. Our highest priority is placed on growing noninterest bearing deposits through strong community involvement in the markets that we serve. Borrowings and brokered deposits are considered short-term supplements to our overall liquidity but are not intended to be relied upon for long-term needs. The Company currently has $1.54 billion in availability between borrowings and brokered deposits for future funding if liquidity needs were to develop. We believe that our present position is adequate to meet our current and future liquidity needs, and management knows of no trend or event that will have a material impact on the Company’s ability to maintain liquidity at satisfactory levels.

Capital Adequacy. Total stockholders’ equity was $648.4 million at March 31, 2025 compared to $639.7 million at December 31, 2024.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, requires the federal bank regulatory agencies to take “prompt corrective action” regarding depository institutions that do not meet minimum capital requirements. FDICIA establishes five regulatory capital tiers: “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized”. A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. The FDICIA imposes progressively more restrictive restraints on operations, management and capital distributions, depending on the category in which an institution is classified. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions may not accept brokered deposits absent a waiver from the FDIC, are subject to growth limitations and are required to submit capital restoration plans for regulatory approval. A depository institution’s holding company must guarantee any required capital restoration plan, up to an amount equal to the lesser of 5 percent of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. Federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. All of the federal bank regulatory agencies have adopted regulations establishing relevant capital measures and relevant capital levels for federally insured depository institutions. The Bank was well capitalized at March 31, 2025, and brokered deposits are not restricted.

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

Federal banking regulators have issued risk-based capital guidelines, which assign risk factors to asset categories and off-balance-sheet items. The following table reflects capital ratios computed utilizing the implemented Basel III regulatory capital framework discussed above:

					Minimum Capital Required		Minimum To Be Well-
			Minimum Capital		for Capital Adequacy Plus		Capitalized Under prompt
			Required for Capital		Capital Conservation Buffer		corrective Action
	Actual		Adequacy		Basel III Phase-In Schedule		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
At March 31, 2025
Bank First Corporation:
Total capital (to risk-weighted assets)	$518,723	14.2%	$293,221	8.0%	$384,853	10.5%	N/A	N/A
Tier I capital (to risk-weighted assets)	464,519	12.7%	219,916	6.0%	311,547	8.5%	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	464,519	12.7%	164,937	4.5%	256,568	7.0%	N/A	N/A
Tier I capital (to average assets)	464,519	10.8%	172,646	4.0%	172,646	4.0%	N/A	N/A
Bank First, N.A:
Total capital (to risk-weighted assets)	$445,011	12.1%	$293,336	8.0%	$385,004	10.5%	$366,670	10.0%
Tier I capital (to risk-weighted assets)	402,807	11.0%	220,002	6.0%	311,670	8.5%	293,336	8.0%
Common equity tier I capital (to risk-weighted assets)	402,807	11.0%	165,002	4.5%	256,669	7.0%	238,336	6.5%
Tier I capital (to average assets)	402,807	9.3%	172,530	4.0%	172,530	4.0%	215,662	5.0%
At December 31, 2024
Bank First Corporation:
Total capital (to risk-weighted assets)	$509,763	14.1%	$288,325	8.0%	$378,427	10.5%	N/A	N/A
Tier I capital (to risk-weighted assets)	457,749	12.7%	216,244	6.0%	306,346	8.5%	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	457,749	12.7%	162,183	4.5%	252,285	7.0%	N/A	N/A
Tier I capital (to average assets)	457,749	11.0%	167,134	4.0%	167,134	4.0%	N/A	N/A
Bank First, N.A:
Total capital (to risk-weighted assets)	$438,549	12.2%	$288,152	8.0%	$378,200	10.5%	$360,190	10.0%
Tier I capital (to risk-weighted assets)	398,535	11.1%	216,114	6.0%	306,162	8.5%	288,152	8.0%
Common equity tier I capital (to risk-weighted assets)	398,535	11.1%	162,086	4.5%	252,133	7.0%	234,124	6.5%
Tier I capital (to average assets)	398,535	9.5%	167,019	4.0%	167,019	4.0%	208,774	5.0%

As previously mentioned, the Company carried $12.0 million of subordinated debt as of March 31, 2025 and December 31, 2024, which qualifies as Tier II capital. These amounts are included in total capital for the Company in the tables above.

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

Loan commitments and standby and direct pay letters of credit do not necessarily represent our future cash requirements because while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. Our off-balance sheet arrangements as of March 31, 2025, were as follows:

	Amounts of Commitments Expiring - By Period as of March 31, 2025
		Less Than One	One to Three	Three to Five
Other Commitments	Total	Year	Years	Years	After Five Years

	(dollars in thousands)
Unused lines of credit	$760,219	$426,862	$109,118	$27,779	$196,460
Standby and direct pay letters of credit	10,046	8,696	545	625	180
Credit card arrangements	24,384	—	—	—	24,384
Total commitments	$794,649	$435,558	$109,663	$28,404	$221,024

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

As of March 31, 2025:

Change in Interest Rates	Percentage Change in
(in Basis Points)	Net Interest Income
+300	(4.9)%
+200	(3.3)%
+100	(1.6)%
-100	(0.8)%
-200	(1.4)%
-300	(1.2)%

As of December 31, 2024:

Change in Interest Rates	Percentage Change in
(in Basis Points)	Net Interest Income
+300	(4.5)%
+200	(3.0)%
+100	(1.5)%
-100	(1.3)%
-200	(2.1)%
-300	(2.1)%

Economic Value of Equity Analysis. We also analyze the sensitivity of the Company’s financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between estimated changes in the present value of the Company’s assets and estimated changes in the present value of the Company’s liabilities assuming various changes in current interest rates. The Company’s economic value of equity analysis as of March 31, 2025 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Company would experience a 3.14% increase in the economic value of equity. At the same date, our analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, the Company would experience a 3.20% decrease in the economic value of equity. The estimates of changes in the economic value of our equity require us to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on the economic value of our equity. Although our economic value of equity analysis provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of our equity and will differ from actual results.

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

Changes in Internal Control Over Financial Reporting

No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

We are a party to various litigation in the normal course of business. Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on our financial position, results of operations or liquidity.

ITEM 1A.     RISK FACTORS

Additional information regarding risk factors appears in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements” of this Form 10-Q and in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes during the quarterly period ended March 31, 2025 to the risk factors previously disclosed in the Company’s Annual Report.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.
(b)	None.
(c)	Issuer Purchases of Equity Securities

On February 18, 2025, the Company renewed its share repurchase program, pursuant to which the Company may repurchase up to $50 million of its common stock, par value $0.01 per share, for a period of one (1) year, ending on February 17, 2026. The program was announced in a Current Report on Form 8-K on February 18, 2025. The table below sets forth information regarding repurchases of our common stock during the first quarter of 2025 under that program as well as pursuant to the 2020 Equity Plan and other repurchases.

			Total Number	Maximum Number
			of Shares Repurchased as	of Shares
			Part of	that May Yet Be
	Total Number of Shares	Average Price Paid per	Publicly Announced	Purchased Under the
(in thousands, except per share data)	Repurchased	Share(1)	Plans or Programs	Plans or Programs(2)
January 2025	7,001	$94.47	7,001	168,610
February 2025	11,083	103.37	11,083	496,327
March 2025	44,480	102.82	44,480	451,847
Total	62,564	$100.22	62,564	451,847
(1)	The average price paid per share is calculated on a trade date basis for all open market transactions and excludes commissions and other transaction expenses.
(2)	Based on the closing per share price as of March 31, 2025 ($100.74).

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

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.       MINE SAFETY DISCLOSURES

None.

ITEM 5.       OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

For the quarter ended March 31, 2025, there were no trading arrangements for the sale or purchases of Company securities adopted, terminated or for which the amount, pricing or timing provisions were modified by our directors and officers that was either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”) or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

BANK FIRST CORPORATION

DATE:	May 9, 2025	BY:	/s/Kevin M. LeMahieu
Kevin M. LeMahieu
Chief Financial Officer
(Principal Financial and Accounting Officer)