Form 10-Q
period 2025-06-30
Bank First Corp
filed 2025-08-11
CIK 1746109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of August 11, 2025 was 9,834,021 shares.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS:

BANK FIRST CORPORATION

Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2025	December 31, 2024
	(Unaudited)	(Audited)

Assets
Cash and due from banks	$84,732	$59,164
Interest-bearing deposits	35,596	202,168
Cash and cash equivalents	120,328	261,332
Securities held to maturity, at amortized cost ($110,422 and $109,424 fair value at June 30, 2025 and December 31, 2024, respectively)	109,854	110,756
Securities available for sale, at fair value ($178,047 and $235,909 amortized cost at June 30, 2025 and December 31, 2024, respectively)	167,209	223,061
Loans held for sale	5,268	3,088
Loans	3,580,357	3,517,168
Allowance for credit losses - loans ("ACL-Loans")	(44,292)	(44,151)
Loans, net	3,536,065	3,473,017
Premises and equipment, net	75,667	71,108
Goodwill	175,106	175,106
Other investments	23,227	22,643
Cash value of life insurance	60,331	61,542
Core deposit intangibles, net	18,632	21,203
Mortgage servicing rights ("MSR")	13,445	13,369
Other real estate owned (“OREO”)	—	741
Investment in Ansay and Associates, LLC ("Ansay")	35,159	34,093
Other assets	24,791	24,001
TOTAL ASSETS	$4,365,082	$4,495,060
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Interest-bearing deposits	$2,605,397	$2,636,192
Noninterest-bearing deposits	990,027	1,024,881
Total deposits	3,595,424	3,661,073
Notes payable	109,915	135,372
Subordinated notes	12,000	12,000
Other liabilities	35,410	46,932
Total liabilities	3,752,749	3,855,377
Stockholders’ equity:
Serial preferred stock - $0.01 par value
Authorized - 5,000,000 shares	—	—
Common stock - $0.01 par value
Authorized - 20,000,000 shares
Issued - 11,515,130 shares as of June 30, 2025 and December 31, 2024
Outstanding - 9,833,476 and 10,012,088 shares as of June 30, 2025 and December 31, 2024, respectively	115	115
Additional paid-in capital	332,734	333,842
Retained earnings	389,479	398,002
Treasury stock, at cost - 1,681,654 and 1,503,042 shares as of June 30, 2025 and December 31, 2024, respectively	(102,234)	(82,925)
Accumulated other comprehensive loss	(7,761)	(9,351)
Total stockholders’ equity	612,333	639,683
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,365,082	$4,495,060

See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statements of Income

(In thousands, except per share data) (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Interest income:
Loans, including fees	$49,923	$46,349	$99,155	$91,225
Securities:
Taxable	2,787	2,262	5,800	5,149
Tax-exempt	233	241	473	485
Other	1,632	495	4,195	1,760
Total interest income	54,575	49,347	109,623	98,619
Interest expense:
Deposits	16,199	15,794	33,051	31,187
Securities sold under repurchase agreements	—	—	—	22
Borrowed funds	1,674	546	3,333	1,054
Total interest expense	17,873	16,340	36,384	32,263
Net interest income	36,702	33,007	73,239	66,356
Provision for credit losses	200	—	600	200
Net interest income after provision for credit losses	36,502	33,007	72,639	66,156
Noninterest income:
Service charges	2,053	2,101	4,064	3,735
Income from Ansay	1,153	1,379	2,334	2,358
Loan servicing income	733	735	1,465	1,461
Valuation adjustment on MSR	(99)	339	76	27
Net gain on sales of mortgage loans	338	277	672	496
Other	743	1,046	2,898	2,197
Total noninterest income	4,921	5,877	11,509	10,274
Noninterest expense:
Salaries, commissions, and employee benefits	10,427	10,004	21,412	20,897
Occupancy	1,922	1,330	3,513	2,914
Data processing	2,620	2,114	5,064	4,503
Postage, stationery, and supplies	270	205	510	443
Net gain on sales and valuations of OREO	(159)	(461)	(159)	(508)
Net loss on sale of securities	—	—	—	34
Advertising	61	79	126	174
Charitable contributions	274	234	750	410
Federal deposit insurance	630	443	1,260	860
Outside service fees	1,135	1,446	1,923	2,322
Amortization of intangibles	1,273	1,475	2,571	2,975
Other	2,303	2,188	4,390	4,357
Total noninterest expense	20,756	19,057	41,360	39,381
Income before provision for income taxes	20,667	19,827	42,788	37,049
Provision for income taxes	3,792	3,768	7,672	5,578
Net Income	$16,875	$16,059	$35,116	$31,471
Earnings per share - basic	$1.71	$1.59	$3.53	$3.10
Earnings per share - diluted	$1.71	$1.59	$3.53	$3.10

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statements of Comprehensive Income

(In thousands) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Net Income	$16,875	$16,059	$35,116	$31,471
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities:
Unrealized holding gains (losses) arising during period	1,067	71	2,010	(781)
Amortization of unrealized holding gains on securities transferred from available for sale to held to maturity	—	—	—	(1)
Reclassification adjustment for losses included in net income	—	—	—	34
Income tax benefit (expense)	(224)	(31)	(420)	123
Total other comprehensive income (loss)	843	40	1,590	(625)
Comprehensive income	$17,718	$16,099	$36,706	$30,846

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statement of Stockholders’ Equity

(In thousands, except share and per share data) (Unaudited)

						Accumulated
	Serial		Additional			Other	Total
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive	Stockholders'
	Stock	Stock	Capital	Earnings	Stock	Income (loss)	Equity

Balance at January 1, 2024	$—	$115	$333,815	$348,001	$(53,387)	$(8,746)	$619,798
Net income	—	—	—	15,412	—	—	15,412
Other comprehensive loss	—	—	—	—	—	(665)	(665)
Purchase of treasury stock	—	—	—	—	(22,283)	—	(22,283)
Sale of treasury stock	—	—	—	—	55	—	55
Cash dividends ($0.35 per share)	—	—	—	(3,541)	—	—	(3,541)
Amortization of stock-based compensation	—	—	554	—	—	—	554
Vesting of restricted stock awards	—	—	(2,145)	—	2,145	—	—

Balance at March 31, 2024	—	115	332,224	359,872	(73,470)	(9,411)	609,330
Net income	—	—	—	16,059	—	—	16,059
Other comprehensive income	—	—	—	—	—	40	40
Purchase of treasury stock	—	—	—	—	(7,943)	—	(7,943)
Sale of treasury stock	—	—	—	—	65	—	65
Cash dividends ($0.35 per share)	—	—	—	(3,511)	—	—	(3,511)
Amortization of stock-based compensation	—	—	539	—	—	—	539

Balance at June 30, 2024	$—	$115	$332,763	$372,420	$(81,348)	$(9,371)	$614,579

Balance at January 1, 2025	$—	$115	$333,842	$398,002	$(82,925)	$(9,351)	$639,683
Net income	—	—	—	18,241	—	—	18,241
Other comprehensive income	—	—	—	—	—	747	747
Purchase of treasury stock	—	—	—	—	(6,381)	—	(6,381)
Sale of treasury stock	—	—	—	—	64	—	64
Cash dividends ($0.45 per share)	—	—	—	(4,491)	—	—	(4,491)
Amortization of stock-based compensation	—	—	551	—	—	—	551
Vesting of restricted stock awards	—	—	(2,143)	—	2,143	—	—

Balance at March 31, 2025	—	115	332,250	411,752	(87,099)	(8,604)	648,414
Net income	—	—	—	16,875	—	—	16,875
Other comprehensive income	—	—	—	—	—	843	843
Purchase of treasury stock	—	—	—	—	(15,662)	—	(15,662)
Sale of treasury stock	—	—	—	—	527	—	527
Cash dividends ($3.95 per share)	—	—	—	(39,148)	—	—	(39,148)
Amortization of stock-based compensation	—	—	484	—	—	—	484

Balance at June 30, 2025	$—	$115	$332,734	$389,479	$(102,234)	$(7,761)	$612,333

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Six Months Ended June 30,
	2025	2024

Cash flows from operating activities:
Net income	$35,116	$31,471
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	600	200
Depreciation and amortization of premises and equipment	1,182	1,122
Amortization of intangibles	2,571	2,975
Net accretion of securities	(2,092)	(1,849)
Amortization of stock-based compensation	1,035	1,093
Accretion of purchase accounting valuations	(1,657)	(2,357)
Net change in deferred loan fees and costs	(362)	(106)
Change in fair value of MSR and other investments	(660)	84
Loss from sale and disposal of premises and equipment	32	174
Net gain on sale of OREO and valuation allowance	(159)	(508)
Proceeds from sales of mortgage loans	60,082	43,345
Originations of mortgage loans held for sale	(61,590)	(42,111)
Gain on sales of mortgage loans	(672)	(496)
Realized loss on sale of securities	—	34
Undistributed income of Ansay joint venture	(2,334)	(2,358)
Net earnings on life insurance	(688)	(817)
Increase in other assets	(1,210)	(1,129)
Decrease in other liabilities	(11,172)	(12,504)
Net cash provided by operating activities	18,022	16,263
Cash flows from investing activities:
Activity in securities available for sale and held to maturity:
Sales	—	10,206
Maturities, prepayments, and calls	263,608	91,444
Purchases	(202,752)	(93,687)
Net increase in loans	(61,919)	(82,384)
Dividends received from Ansay	1,268	1,066
Proceeds from sale of OREO	900	1,936
Proceeds from life insurance	1,899	1,205
Proceeds from sale of premises and equipment	1	2,380
Purchases of premises and equipment	(5,774)	(1,985)
Net cash used in investing activities	(2,769)	(69,819)

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statements of Cash Flows (Continued)

(In thousands) (Unaudited)

	Six Months Ended June 30,
	2025	2024

Cash flows from financing activities:
Net decrease in deposits	$(65,658)	$(32,933)
Net decrease in securities sold under repurchase agreements	—	(75,747)
Proceeds from advances of notes payable	—	102,000
Repayment of notes payable	(25,508)	(47,000)
Repayment of junior subordinated debentures	—	(4,124)
Dividends paid	(43,639)	(7,052)
Proceeds from sales of common stock	591	120
Repurchase of common stock	(22,043)	(30,226)
Net cash used in financing activities	(156,257)	(94,962)
Net decrease in cash and cash equivalents	(141,004)	(148,518)
Cash and cash equivalents at beginning of period	261,332	247,468
Cash and cash equivalents at end of period	$120,328	$98,950

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$37,256	$30,608
Income taxes	6,669	6,286
Supplemental schedule of noncash activities:
MSR resulting from sale of loans	706	488
Change in unrealized gain (loss) on investment securities available for sale, net of tax	1,590	(625)

See accompanying notes to consolidated financial statements.

BANK FIRST CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

NOTE 1 – BASIS OF PRESENTATION

Bank First Corporation (the “Company”) provides a variety of financial services to individual and corporate customers through its wholly-owned subsidiary, Bank First, N.A. (the “Bank”). The Bank operates as a full-service financial institution with a primary market area including, but not limited to, the counties in which the Bank’s branches are located. The Bank has twenty-seven locations located in Manitowoc, Outagamie, Brown, Winnebago, Sheboygan, Shawano, Waupaca, Ozaukee, Monroe, Fond du Lac, Waushara, Dane, Columbia, Door and Jefferson counties in Wisconsin. The Company and Bank are subject to the regulations of certain federal agencies and undergo periodic examinations by those regulatory authorities.

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

Reclassifications

Certain 2024 amounts have been reclassified to conform to the presentation used in 2025. These reclassifications had no effect on the operations, financial condition or cash flows of the Company.

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

NOTE 2 – EARNINGS PER SHARE

The two-class method is used in the calculation of basic and diluted earnings per share. Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. There were no anti-dilutive stock options for the six months ended June 30, 2025 or 2024.

The following table presents the factors used in the earnings per share computations for the period indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic
Net income available to common shareholders	$16,875	$16,059	$35,116	$31,471
Less: Earnings allocated to participating securities	(80)	(84)	(179)	(169)
Net income allocated to common shareholders	$16,795	$15,975	$34,937	$31,302

Weighted average common shares outstanding including participating securities	9,901,391	10,078,611	9,950,925	10,155,979
Less: Participating securities (1)	(47,085)	(52,634)	(48,935)	(54,488)
Average shares	9,854,306	10,025,977	9,901,990	10,101,491

Basic earnings per common share	$1.71	$1.59	$3.53	$3.10

Diluted
Net income available to common shareholders	$16,875	$16,059	$35,116	$31,471

Weighted average common shares outstanding for basic earnings per common share	9,854,306	10,025,977	9,901,990	10,101,491
Add: Dilutive effects of stock-based compensation awards	14,433	13,885	20,379	21,073
Average shares and dilutive potential common shares	9,868,739	10,039,862	9,922,369	10,122,564

Diluted earnings per common share	$1.71	$1.59	$3.53	$3.10
(1)	Participating securities are restricted stock awards whereby the stock certificates have been issued, are included in outstanding shares, receive dividends and can be voted, but have not vested.

NOTE 3 – SECURITIES

The following is a summary of available for sale securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
June 30, 2025
Obligations of U.S. Government sponsored agencies	$24,611	$—	$(2,343)	$22,268
Obligations of states and political subdivisions	61,509	66	(6,212)	55,363
Mortgage-backed securities	76,255	124	(1,345)	75,034
Corporate notes	15,672	—	(1,128)	14,544
Total available for sale securities	$178,047	$190	$(11,028)	$167,209

December 31, 2024
U.S. Treasury securities	$99,656	$—	$—	$99,656
Obligations of U.S. Government sponsored agencies	27,766	1	(3,026)	24,741
Obligations of states and political subdivisions	62,992	3	(6,638)	56,357
Mortgage-backed securities	29,826	3	(1,836)	27,993
Corporate notes	15,669	—	(1,355)	14,314
Total available for sale securities	$235,909	$7	$(12,855)	$223,061

The following is a summary of held to maturity securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
June 30, 2025
U.S. Treasury securities	$107,459	$1,046	$(478)	$108,027
Obligations of states and political subdivisions	2,395	—	—	2,395
Total held to maturity securities	$109,854	$1,046	$(478)	$110,422

December 31, 2024
U.S. Treasury securities	$107,561	$224	$(1,556)	$106,229
Obligations of states and political subdivisions	3,195	—	—	3,195
Total held to maturity securities	$110,756	$224	$(1,556)	$109,424

The following table shows the fair value and gross unrealized losses of securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		Greater Than 12 Months		Total
							Number
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	of
	Value	Losses	Value	Losses	Value	Losses	Securities

June 30, 2025 - Available for Sale
Obligations of U.S. Government sponsored agencies	$1,056	$(10)	$21,212	$(2,333)	$22,268	$(2,343)	24
Obligations of states and political subdivisions	4,976	(34)	45,273	(6,178)	50,249	(6,212)	64
Mortgage-backed securities	17,583	(113)	22,527	(1,232)	40,110	(1,345)	101
Corporate notes	—	—	13,387	(1,128)	13,387	(1,128)	9
Totals	$23,615	$(157)	$102,399	$(10,871)	$126,014	$(11,028)	198

June 30, 2025 - Held to Maturity
U.S. Treasury securities	$28,638	$(220)	$21,850	$(258)	$50,488	$(478)	34

December 31, 2024 - Available for Sale
Obligations of U.S. Government sponsored agencies	$1,177	$(23)	$22,069	$(3,003)	$23,246	$(3,026)	24
Obligations of states and political subdivisions	10,380	(129)	44,686	(6,509)	55,066	(6,638)	77
Mortgage-backed securities	3,913	(140)	23,863	(1,696)	27,776	(1,836)	100
Corporate notes	—	—	13,168	(1,355)	13,168	(1,355)	9
Totals	$15,470	$(292)	$103,786	$(12,563)	$119,256	$(12,855)	210

December 31, 2024 - Held to Maturity
U.S. Treasury securities	$46,456	$(1,045)	$31,322	$(511)	$77,778	$(1,556)	48

As of June 30, 2025, and December 31, 2024, no allowance for credit losses has been recognized on available for sale securities in an unrealized loss position as the Company does not believe any of the debt securities are credit impaired. This is based on the Company’s analysis of the risk characteristics, including credit ratings, and other qualitative factors related to these securities. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. As of June 30, 2025, the Company did not intend to sell these securities and it was more likely than not that the Company would not be required to sell the debt securities before recovery of their amortized cost, which may be at maturity. The unrealized losses have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration.

Furthermore, based on its analysis the Company has determined that held to maturity securities have zero expected credit losses. U.S. Treasury securities have the full faith and credit backing of the United States Government.

The following is a summary of amortized cost and estimated fair value of securities by contractual maturity as of June 30, 2025. Contractual maturities will differ from expected maturities for mortgage-backed securities because borrowers may have the right to call or prepay obligations without penalties.

	Available for Sale		Held to Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$830	$825	$23,877	$23,769
Due after one year through 5 years	19,536	19,246	39,425	39,447
Due after 5 years through 10 years	43,820	39,945	46,552	47,206
Due after 10 years	37,606	32,159	—	—
Subtotal	101,792	92,175	109,854	110,422
Mortgage-backed securities	76,255	75,034	—	—
Total	$178,047	$167,209	$109,854	$110,422

As of June 30, 2025 and December 31, 2024, the carrying values of securities pledged to secure public deposits and for other purposes required or permitted by law were approximately $196.5 million and $273.4 million, respectively.

There were no sales of securities available for sale during the three months ended June 30, 2025 and 2024, or the six months ended June 30, 2025. Sales of securities available for sale produced $10.2 million in proceeds with immaterial gross losses for the six months ended June 30, 2024.

NOTE 4 – LOANS, ALLOWANCE FOR CREDIT LOSSES, AND CREDIT QUALITY

The following table presents total loans by portfolio segment and class of loan as of June 30, 2025 and December 31, 2024:

	2025	2024
Commercial/industrial	$629,252	$590,874
Commercial real estate - owner occupied	842,111	847,056
Commercial real estate - non-owner occupied	518,751	509,342
Multi-family	377,541	326,573
Construction and development	250,247	278,639
Residential 1‑4 family	891,389	895,684
Consumer	57,635	55,164
Other	14,829	15,593
Subtotals	3,581,755	3,518,925
ACL - Loans	(44,292)	(44,151)
Loans, net of ACL - Loans	3,537,463	3,474,774
Deferred loan fees, net	(1,398)	(1,757)
Loans, net	$3,536,065	$3,473,017

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

The Company utilized the high-end range of the Federal Reserve Bank Open Market Committee forecast for national unemployment and the low-end range for national GDP growth at June 30, 2025 and December 31, 2024. As of June 30, 2025, the Company anticipates the national unemployment rate to rise during the forecast period and the national GDP growth rate to decline. The Company utilized long-term averages for the remaining loss drivers.

A roll forward of the ACL-Loans is summarized as follows:

	Three Months Ended		Six Months Ended		Year Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024	December 31, 2024
Beginning Balance	$43,749	$44,378	$44,151	$43,609	$43,609
Provision for credit losses	550	500	950	700	100
Charge-offs	(22)	(25)	(858)	(77)	(566)
Recoveries	15	265	49	886	1,008
Net (charge-offs) recoveries	(7)	240	(809)	809	442
Ending Balance	$44,292	$45,118	$44,292	$45,118	$44,151

A summary of the activity in the ACL - Loans by loan type for the six months ended June 30, 2025 is summarized as follows:

		Commercial	Commercial
		Real Estate -	Real Estate -		Construction
	Commercial /	Owner	Non - Owner	Multi-	and	Residential
	Industrial	Occupied	Occupied	Family	Development	1-4 Family	Consumer	Other	Total
ACL - Loans - January 1, 2025	$6,737	$9,334	$5,213	$3,739	$5,223	$12,684	$1,084	$137	$44,151
Charge-offs	—	(802)	—	—	—	(1)	(30)	(25)	(858)
Recoveries	2	—	—	—	—	33	9	5	49
Provision	1	1,686	(246)	542	(724)	(377)	41	27	950
ACL - Loans - June 30, 2025	$6,740	$10,218	$4,967	$4,281	$4,499	$12,339	$1,104	$144	$44,292

A summary of the activity in the ACL – Loans by loan type for the six months ended June 30, 2024 is summarized as follows:

		Commercial	Commercial
		Real Estate -	Real Estate -		Construction
	Commercial /	Owner	Non - Owner	Multi-	and	Residential
	Industrial	Occupied	Occupied	Family	Development	1-4 Family	Consumer	Other	Total
ACL - Loans - January 1, 2024	$8,471	$9,537	$6,055	$4,755	$3,581	$10,522	$615	$73	$43,609
Charge-offs	(17)	(1)	—	—	—	(1)	(6)	(52)	(77)
Recoveries	2	861	—	—	—	6	2	15	886
Provision	(296)	164	65	(85)	573	188	(1)	92	700
ACL - Loans - June 30, 2024	$8,160	$10,561	$6,120	$4,670	$4,154	$10,715	$610	$128	$45,118

In addition to the ACL-Loans, the Company has established an allowance for credit losses on unfunded commitments (“ACL-Unfunded Commitments”), classified in other liabilities on the consolidated balance sheets. This allowance is maintained to absorb losses arising from unfunded loan commitments, and is determined quarterly based on methodology similar to the methodology for determining the ACL-Loans. The ACL - Unfunded Commitments was $2.6 million at June 30, 2025 and December 31, 2024, respectively. See Note 10 for further information on commitments.

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

	Three Months Ended		Six Months Ended		Year Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024	December 31, 2024
Provision for credit losses on:
Loans	$550	$500	$950	$700	$100
Unfunded Commitments	(350)	(500)	(350)	(500)	(900)
Total provision for credit losses	$200	$—	$600	$200	$(800)

The Company’s past due and non-accrual loans as of June 30, 2025 is summarized as follows:

		90 Days			Non-Accrual
	30-89 Days	or more			with no
	Past Due	Past Due	Non-		related
	Accruing	and Accruing	Accrual	Total	allowance
Commercial/industrial	$54	$24	$6,732	$6,810	$247
Commercial real estate - owner occupied	3,639	—	4,828	8,467	1,392
Commercial real estate - non-owner occupied	9	—	113	122	113
Multi-family	—	—	—	—	—
Construction and development	85	3	—	88	—
Residential 1‑4 family	1,331	511	1,306	3,148	1,306
Consumer	131	25	55	211	55
Other	—	—	—	—	—
	$5,249	$563	$13,034	$18,846	$3,113

The Company’s past due and non-accrual loans as of December 31, 2024 is summarized as follows:

		90 Days			Non-Accrual
	30-89 Days	or more			with no
	Past Due	Past Due	Non-		related
	Accruing	and Accruing	Accrual	Total	allowance
Commercial/industrial	$50	$328	$2,268	$2,646	$1
Commercial real estate - owner occupied	446	—	3,525	3,971	800
Commercial real estate - non-owner occupied	—	—	493	493	493
Multi-family	—	—	—	—	—
Construction and development	90	—	—	90	—
Residential 1‑4 family	1,317	1,294	511	3,122	511
Consumer	108	48	29	185	29
Other	—	—	—	—	—
	$2,011	$1,670	$6,826	$10,507	$1,834

Interest recognized on non-accrual loans is considered immaterial to the consolidated financial statements for the six months ended June 30, 2025 and 2024.

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

Collateral Type
As of June 30, 2025		Other		Without an	With an	Allowance
	Real Estate	Business Assets	Total	Allowance	Allowance	Allocation
Commercial/industrial	$—	$6,485	$6,485	$—	$6,485	$1,429
Commercial real estate - owner occupied	7,607	—	7,607	4,171	3,436	1,767
Commercial real estate - non-owner occupied	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Construction and development	—	—	—	—	—	—
Residential 1‑4 family	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total Loans	$7,607	$6,485	$14,092	$4,171	$9,921	$3,196

Collateral Type
As of December 31, 2024		Other		Without an	With an	Allowance
	Real Estate	Business Assets	Total	Allowance	Allowance	Allocation
Commercial/industrial	$—	$2,266	$2,266	$—	$2,266	$1,290
Commercial real estate - owner occupied	6,322	—	6,322	800	5,522	1,104
Commercial real estate - non-owner occupied	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Construction and development	—	—	—	—	—	—
Residential 1‑4 family	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total Loans	$6,322	$2,266	$8,588	$800	$7,788	$2,394

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

	Amortized Cost Basis by Origination Year
As of June 30, 2025								Revolving
	2025	2024	2023	2022	2021	Prior	Revolving	to Term	Total
Commercial/industrial
Grades 1-4	$43,141	$69,600	$55,901	$61,187	$45,547	$58,733	$129,785	$-	$463,894
Grade 5	22,108	8,032	3,953	5,002	5,581	3,911	36,209	-	84,796
Grade 6	-	6,389	635	40,892	501	1,385	6,003	-	55,805
Grade 7	55	228	790	2,684	8,031	5,102	7,867	-	24,757
Grade 8	-	-	-	-	-	-	-	-	-
Total	$65,304	$84,249	$61,279	$109,765	$59,660	$69,131	$179,864	$-	$629,252
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate - owner occupied
Grades 1-4	$18,204	$98,358	$46,271	$88,610	$136,675	$227,463	$27,340	$-	$642,921
Grade 5	9,001	41,075	19,840	24,151	24,295	38,566	962	-	157,890
Grade 6	-	-	-	2,984	395	5,746	-	-	9,125
Grade 7	1,599	1,250	610	1,043	2,214	24,336	1,123	-	32,175
Grade 8	-	-	-	-	-	-	-	-	-
Total	$28,804	$140,683	$66,721	$116,788	$163,579	$296,111	$29,425	$-	$842,111
Current-period gross charge-offs	$-	$802	$-	$-	$-	$-	$-	$-	$802
Commercial real estate - non-owner occupied
Grades 1-4	$15,487	$32,009	$55,977	$58,352	$112,233	$140,958	$14,035	$-	$429,051
Grade 5	4,830	19,648	5,985	4,761	19,444	20,797	25	-	75,490
Grade 6	-	-	-	1,901	402	1,336	1,585	-	5,224
Grade 7	-	-	-	-	5,830	3,066	90	-	8,986
Grade 8	-	-	-	-	-	-	-	-	-
Total	$20,317	$51,657	$61,962	$65,014	$137,909	$166,157	$15,735	$-	$518,751
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Multi-family
Grades 1-4	$22,784	$15,226	$37,616	$32,194	$98,539	$147,359	$3,142	$-	$356,860
Grade 5	-	13,760	1,001	773	-	-	-	-	15,534
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	-	441	-	-	2,477	2,229	-	-	5,147
Grade 8	-	-	-	-	-	-	-	-	-
Total	$22,784	$29,427	$38,617	$32,967	$101,016	$149,588	$3,142	$-	$377,541
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Construction and development
Grades 1-4	$24,399	$48,379	$24,580	$60,199	$11,210	$7,156	$1,206	$-	$177,129
Grade 5	2,621	31,968	34,369	1,399	494	695	677	-	72,223
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	-	-	-	-	-	895	-	-	895
Grade 8	-	-	-	-	-	-	-	-	-
Total	$27,020	$80,347	$58,949	$61,598	$11,704	$8,746	$1,883	$-	$250,247
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Residential 1‑4 family
Grades 1-4	$35,160	$90,476	$88,225	$163,027	$162,568	$221,787	$107,235	$-	$868,478
Grade 5	4,322	2,220	2,201	3,262	858	2,076	2,077	-	17,016
Grade 6	-	-	181	320	-	188	-	-	689
Grade 7	-	18	118	531	548	3,380	611	-	5,206
Grade 8	-	-	-	-	-	-	-	-	-
Total	$39,482	$92,714	$90,725	$167,140	$163,974	$227,431	$109,923	$-	$891,389
Current-period gross charge-offs	$-	$-	$-	$-	$-	$1	$-	$-	$1
Consumer
Grades 1-4	$17,320	$17,328	$10,374	$5,871	$2,770	$3,385	$510	$-	$57,558
Grade 5	-	-	-	-	-	-	-	-	-
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	-	36	1	2	8	30	-	-	77
Grade 8	-	-	-	-	-	-	-	-	-
Total	$17,320	$17,364	$10,375	$5,873	$2,778	$3,415	$510	$-	$57,635
Current-period gross charge-offs	$-	$8	$9	$13	$-	$-	$-	$-	$30
Other
Grades 1-4	$392	$1,585	$97	$536	$448	$9,066	$2,438	$-	$14,562
Grade 5	-	-	143	26	-	-	98	-	267
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	-	-	-	-	-	-	-	-	-
Grade 8	-	-	-	-	-	-	-	-	-
Total	$392	$1,585	$240	$562	$448	$9,066	$2,536	$-	$14,829
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$25	$-	$25

Total Loans	$221,423	$498,026	$388,868	$559,707	$641,068	$929,645	$343,018	$-	$3,581,755
Total current-period gross charge-offs	$-	$810	$9	$13	$-	$1	$25	$-	$858

	Amortized Cost Basis by Origination Year
As of December 31, 2024								Revolving
	2024	2023	2022	2021	2020	Prior	Revolving	to Term	Total
Commercial/industrial
Grades 1-4	$87,354	$66,249	$73,634	$58,296	$47,555	$21,121	$100,727	$-	$454,936
Grade 5	16,551	4,736	48,143	5,976	4,272	319	24,179	-	104,176
Grade 6	274	403	608	1,027	1,483	-	3,640	-	7,435
Grade 7	362	1,694	2,809	8,508	2,880	1,792	6,282	-	24,327
Grade 8	-	-	-	-	-	-	-	-	-
Total	$104,541	$73,082	$125,194	$73,807	$56,190	$23,232	$134,828	$-	$590,874
Current-period gross charge-offs	$-	$-	$9	$15	$-	$2	$-	$-	$26
Commercial real estate - owner occupied
Grades 1-4	$87,227	$52,984	$97,543	$150,781	$85,351	$165,348	$18,408	$-	$657,642
Grade 5	35,416	17,763	19,031	19,838	8,671	40,461	1,295	-	142,475
Grade 6	-	-	3,095	1,262	4,183	1,930	369	-	10,839
Grade 7	149	-	6,139	1,424	1,792	25,304	1,292	-	36,100
Grade 8	-	-	-	-	-	-	-	-	-
Total	$122,792	$70,747	$125,808	$173,305	$99,997	$233,043	$21,364	$-	$847,056
Current-period gross charge-offs	$-	$-	$-	$293	$-	$1	$-	$-	$294
Commercial real estate - non-owner occupied
Grades 1-4	$28,799	$55,712	$63,985	$131,184	$53,095	$107,730	$9,895	$-	$450,400
Grade 5	14,950	3,655	2,827	3,074	3,573	15,190	-	-	43,269
Grade 6	-	-	1,489	412	-	2,589	1,565	-	6,055
Grade 7	-	-	-	5,907	351	3,161	199	-	9,618
Grade 8	-	-	-	-	-	-	-	-	-
Total	$43,749	$59,367	$68,301	$140,577	$57,019	$128,670	$11,659	$-	$509,342
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate - multi-family
Grades 1-4	$1,724	$26,209	$32,891	$100,950	$71,584	$82,936	$3,385	$-	$319,679
Grade 5	779	1,014	1,307	994	-	118	-	-	4,212
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	442	-	-	-	-	2,240	-	-	2,682
Grade 8	-	-	-	-	-	-	-	-	-
Total	$2,945	$27,223	$34,198	$101,944	$71,584	$85,294	$3,385	$-	$326,573
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Construction and development
Grades 1-4	$66,756	$45,018	$60,063	$11,608	$3,666	$4,921	$1,566	$-	$193,598
Grade 5	23,486	52,351	2,529	1,033	603	199	522	-	80,723
Grade 6	233	-	-	-	-	-	-	-	233
Grade 7	-	676	-	2,489	160	760	-	-	4,085
Grade 8	-	-	-	-	-	-	-	-	-
Total	$90,475	$98,045	$62,592	$15,130	$4,429	$5,880	$2,088	$-	$278,639
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Residential 1‑4 family
Grades 1-4	$97,627	$96,036	$177,940	$170,734	$138,976	$100,537	$93,957	$-	$875,807
Grade 5	2,785	2,970	3,519	1,054	1,011	1,621	1,064	-	14,024
Grade 6	-	151	350	-	-	197	-	-	698
Grade 7	-	-	536	561	191	2,900	967	-	5,155
Grade 8	-	-	-	-	-	-	-	-	-
Total	$100,412	$99,157	$182,345	$172,349	$140,178	$105,255	$95,988	$-	$895,684
Current-period gross charge-offs	$-	$-	$-	$-	$-	$44	$-	$-	$44
Consumer
Grades 1-4	$25,766	$12,581	$8,063	$3,825	$2,774	$1,624	$466	$-	$55,099
Grade 5	-	-	-	-	-	-	-	-	-
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	10	11	15	9	-	20	-	-	65
Grade 8	-	-	-	-	-	-	-	-	-
Total	$25,776	$12,592	$8,078	$3,834	$2,774	$1,644	$466	$-	$55,164
Current-period gross charge-offs	$88	$15	$4	$-	$3	$-	$-	$-	$110
Other
Grades 1-4	$1,901	$119	$573	$483	$605	$9,070	$2,557	$-	$15,308
Grade 5	-	50	31	-	-	-	204	-	285
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	-	-	-	-	-	-	-	-	-
Grade 8	-	-	-	-	-	-	-	-	-
Total	$1,901	$169	$604	$483	$605	$9,070	$2,761	$-	$15,593
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$92	$-	$92

Total Loans	$492,591	$440,382	$607,120	$681,429	$432,776	$592,088	$272,539	$-	$3,518,925
Total current-period gross charge-offs	$88	$15	$13	$308	$3	$47	$92	$-	$566

Loans that were both experiencing financial difficulty and were modified during the six months ended June 30, 2025 and 2024, were insignificant to these consolidated financial statements.

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

Following is an analysis of activity in the MSR asset:

	Six Months Ended	Year Ended
	June 30, 2025	December 31, 2024
Fair value at beginning of period	$13,369	$13,668

Servicing asset additions	706	1,343
Loan payments and payoffs	(898)	(1,735)
Changes in valuation inputs and assumptions used in the valuation model	268	93
Amount recognized through earnings	76	(299)
Fair value at end of period	$13,445	$13,369

Unpaid principal balance of loans serviced for others	$1,173,121	$1,172,311
Mortgage servicing rights as a percent of loans serviced for others	1.15	1.14

The primary economic assumptions utilized by the Company in measuring the value of MSRs were constant prepayment speeds of 8.0 and 8.2 months as of June 30, 2025 and December 31, 2024, respectively, and discount rates of 10.18% as of each of those periods. The constant prepayment speeds are obtained from publicly available sources for each of the loan programs the Company originates under.

NOTE 6 – NOTES PAYABLE

The Company utilizes FHLB advances to fund liquidity. The Company had outstanding balances borrowed from the FHLB of $110.0 million at June 30, 2025 and $135.5 million as of December 31, 2024. The advances, rate, and maturities of FHLB advances were as follows:

			June 30,	December 31,
	Maturity	Rate	2025	2024
Fixed rate, fixed term	06/30/2025	5.16%	$—	$25,000
Fixed rate, fixed term	03/23/2026	4.02%	10,000	10,000
Fixed rate, fixed term	05/26/2026	1.95%	5,000	5,000
Fixed rate, fixed term	06/29/2026	4.77%	15,000	15,000
Fixed rate, fixed term	03/23/2027	3.91%	10,000	10,000
Fixed rate, fixed term	06/28/2027	4.57%	15,000	15,000
Fixed rate, fixed term	03/23/2028	3.85%	10,000	10,000
Fixed rate, fixed term	07/05/2028	4.41%	20,000	20,000
Fixed rate, fixed term	07/09/2029	4.31%	25,000	25,000
Fixed rate, fixed term	04/22/2030	0.00%	—	508
			110,000	135,508
Adjustment due to purchase accounting			(85)	(136)
			$109,915	$135,372

Future maturities of borrowings were as follows:

	June 30,	December 31,
	2025	2024
1 year or less	$30,000	$25,000
1 to 2 years	25,000	30,000
2 to 3 years	10,000	25,000
3 to 4 years	20,000	30,000
4 to 5 years	25,000	25,000
Over 5 years	—	508
	$110,000	$135,508

As of June 30, 2025, the Company had borrowing availability at the FHLB totaling $501.6 million in addition to the existing borrowings noted in the tables above.

NOTE 7 – SUBORDINATED NOTES AND JUNIOR SUBORDINATED DEBENTURES

During July 2020, the Company entered into subordinated note agreements with two separate commercial banks. The Company had through December 31, 2020, to borrow funds up to a maximum availability of $6.0 million under each agreement, or $12.0 million total. These notes were issued with 10-year maturities, carry interest at a fixed rate of 5.0% through June 30, 2025, and at a variable rate thereafter, payable quarterly. These notes are callable on or after January 1, 2026 and qualify for Tier 2 capital for regulatory purposes. The Company had outstanding balances of $6.0 million under these agreements at June 30, 2025 and December 31, 2024.

During August 2022, the Company entered into subordinated note agreements with an individual. The Company had outstanding balances of $6.0 million under these agreements as of June 30, 2025 and December 31, 2024. These notes were issued with 10-year maturities, carry interest at a fixed rate of 5.25% through August 6, 2027, and at a variable rate thereafter, payable quarterly. These notes are callable on or after August 6, 2027 and qualify for Tier 2 capital for regulatory purposes.

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

Under regulatory guidance for non-advanced approaches institutions, the Bank and Company are required to maintain minimum amounts and ratios of common equity Tier I capital to risk-weighted assets, including an additional conservation buffer determined by banking regulators. As of June 30, 2025 and December 31, 2024, this buffer was 2.5%. The Bank met all capital adequacy requirements to which they are subject as of June 30, 2025 and December 31, 2024.

Actual and required capital amounts and ratios are presented below at period-end:

							To Be Well
					Minimum Capital		Capitalized Under
			For Capital		Adequacy with		Prompt Corrective
	Actual		Adequacy Purposes		Capital Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2025
Total capital (to risk-weighted assets):
Company	$483,515	13.08%	$295,630	8.00%	$388,014	10.50%	NA	NA
Bank	$450,082	12.19%	$295,422	8.00%	$387,741	10.50%	$369,277	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$428,868	11.61%	$221,723	6.00%	$314,107	8.50%	NA	NA
Bank	$407,435	11.03%	$221,566	6.00%	$313,886	8.50%	$295,422	8.00%
Common Equity Tier 1 capital (to risk-weighted assets):
Company	$428,868	11.61%	$166,292	4.50%	$258,676	7.00%	NA	NA
Bank	$407,435	11.03%	$166,175	4.50%	$258,494	7.00%	$240,030	6.50%
Tier 1 capital (to average assets):
Company	$428,868	10.16%	$168,813	4.00%	$168,813	4.00%	NA	NA
Bank	$407,435	9.66%	$168,765	4.00%	$168,765	4.00%	$210,956	5.00%
December 31, 2024
Total capital (to risk-weighted assets):
Company	$509,763	14.14%	$288,325	8.00%	$378,427	10.50%	NA	NA
Bank	$438,549	12.18%	$288,152	8.00%	$378,200	10.50%	$360,190	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$457,749	12.70%	$216,244	6.00%	$306,346	8.50%	NA	NA
Bank	$398,535	11.06%	$216,114	6.00%	$306,162	8.50%	$288,152	8.00%
Common Equity Tier 1 capital (to risk-weighted assets):
Company	$457,749	12.70%	$162,183	4.50%	$252,285	7.00%	NA	NA
Bank	$398,535	11.06%	$162,086	4.50%	$252,133	7.00%	$234,124	6.50%
Tier 1 capital (to average assets):
Company	$457,749	10.96%	$167,134	4.00%	$167,134	4.00%	NA	NA
Bank	$398,535	9.54%	$167,019	4.00%	$167,019	4.00%	$208,774	5.00%

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

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate-lock commitments). Rate-lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements and for fixed rate commitments also considers the difference between current levels of interest rates and committed rates. The notional amount of rate-lock commitments at June 30, 2025 and December 31, 2024 was approximately $15.9 million and $8.2 million, respectively. The fair value of these rate-lock commitments are not material to these financial statements and have not been recorded.

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

The following commitments were outstanding:

	Notional Amount
	June 30, 2025	December 31, 2024

Commitments to extend credit:
Fixed	$33,826	$46,856
Variable	699,600	706,353
Credit card arrangements	24,985	24,399
Letters of credit	9,384	11,055

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

Information regarding the fair value of assets measured at fair value on a recurring basis is as follows:

	Instruments	Markets	Other	Significant
	Measured	for Identical	Observable	Unobservable
	At Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2025
Assets
Securities available for sale
Obligations of U.S. Government sponsored agencies	$22,268	$—	$22,268	$—
Obligations of states and political subdivisions	55,363	—	55,363	—
Mortgage-backed securities	75,034	—	75,034	—
Corporate notes	14,544	—	14,544	—
Mortgage servicing rights	13,445	—	13,445	—

December 31, 2024
Assets
Securities available for sale
U.S. Treasury securities	$99,656	$99,656	$—	$—
Obligations of U.S. Government sponsored agencies	24,741	—	24,741	—
Obligations of states and political subdivisions	56,357	—	56,357	—
Mortgage-backed securities	27,993	—	27,993	—
Corporate notes	14,314	—	14,314	—
Mortgage servicing rights	13,369	—	13,369	—

There were no assets measured on a recurring basis using significant unobservable inputs (Level 3) during these periods. Furthermore, there were no liabilities measured on a recurring basis during the periods.

Information regarding the fair value of assets measured at fair value on a non-recurring basis is as follows:

		Quoted Prices
		In Active	Significant
	Assets	Markets	Other	Significant
	Measured	for Identical	Observable	Unobservable
	At Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2025
Loans individually evaluated, net of reserve	$10,896	$—	$—	$10,896

December 31, 2024
OREO	$741	$—	$—	$741
Loans individually evaluated, net of reserve	6,194	—	—	6,194
	$6,935	$—	$—	$6,935

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

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets:

				Weighted
		Unobservable	Range of	Average
	Valuation Technique	Inputs	Discounts	Discount
As of June 30, 2025
Loans individually evaluated	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 100%	21%

As of December 31, 2024
OREO	Third party appraisals, sales contracts or brokered price options	Collateral discounts and estimated costs to sell	0%	0%
Loans individually evaluated	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 100%	28%

The carrying value and estimated fair value of financial instruments not measured and reported at fair value on a recurring or non-recurring basis at June 30, 2025 and December 31, 2024 are as follows:

	Carrying
June 30, 2025	amount	Level 1	Level 2	Level 3	Total

Financial assets:
Cash and cash equivalents	$120,328	$120,328	$—	$—	$120,328
Securities held to maturity	109,854	108,027	2,395	—	110,422
Loans held for sale	5,268	—	5,268	—	5,268
Loans, net	3,536,065	—	—	3,393,648	3,393,648
Other investments	23,227	—	—	23,227	23,227
Financial liabilities:
Deposits	$3,595,424	$—	$—	$3,304,035	$3,304,035
Notes payable	109,915	—	109,915	—	109,915
Subordinated notes	12,000	—	12,000	—	12,000

	Carrying
December 31, 2024	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$261,332	$261,332	$—	$—	$261,332
Securities held to maturity	110,756	106,229	3,195	—	109,424
Loans held for sale	3,088	—	3,088	—	3,088
Loans, net	3,473,017	—	—	3,285,498	3,285,498
Other investments	22,643	—	—	22,643	22,643
Financial liabilities:
Deposits	$3,661,073	$—	$—	$3,388,650	$3,388,650
Notes payable	135,372	—	135,372	—	135,372
Subordinated notes	12,000	—	12,000	—	12,000

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

NOTE 12 – STOCK BASED COMPENSATION

The Company has made restricted share grants pursuant to the Bank First Corporation 2011 Equity Plan and the Bank First Corporation 2020 Equity Plan, which replaced the 2011 Plan. The purpose of the Plan is to provide financial incentives for selected employees and for the non-employee Directors of the Company, thereby promoting the long-term growth and financial success of the Company. The number of shares of Company stock that may be issued pursuant to awards under the 2020 Plan shall not exceed, in the aggregate, 700,000. As of June 30, 2025, 124,570 shares of Company stock have been awarded under the 2020 Plan. Compensation expense for restricted stock is based on the fair value of the awards of Bank First Corporation common stock at the time of grant. The value of restricted stock grants that are expected to vest is amortized into expense over the vesting periods. For the three months ended June 30, 2025 and 2024, compensation expense of $0.5 million and $0.5 million, respectively, was recognized related to restricted stock awards. For the six months ended June 30, 2025 and 2024, compensation expense of $1.0 million and $1.1 million, respectively, was recognized related to restricted stock awards.

As of June 30, 2025, there was $3.3 million of unrecognized compensation cost related to non-vested restricted stock awards granted under the plan. That cost is expected to be recognized over a weighted average period of 1.75 years. The aggregate grant date fair value of restricted stock awards that vested during the six months ended June 30, 2025, was approximately $2.1 million.

	For the period ended		For the period ended
	June 30, 2025		June 30, 2024
		Weighted-		Weighted-
		Average Grant-		Average Grant-
	Shares	Date Fair Value	Shares	Date Fair Value
Restricted Stock
Outstanding at beginning of period	52,634	$79.27	58,196	$72.28
Granted	23,616	105.76	24,581	85.85
Vested	(28,290)	75.74	(30,143)	71.14
Forfeited or cancelled	(1,233)	80.17	—	—
Outstanding at end of period	46,727	$94.77	52,634	$79.27

NOTE 13 – SUBSEQUENT EVENT

On July 18, 2025, the Company entered into an Agreement and Plan of Merger with Centre 1 Bancorp, Inc., the parent company of First National Bank and Trust Company (“FNBT”), a community bank headquartered in Beloit, Wisconsin. Under the terms of the agreement, Centre 1 Bancorp will merge with and into the Company, and FNBT will merge with and into the Bank. The transaction is expected to close on January 1, 2026, subject to customary closing conditions including regulatory approvals. Merger consideration will consist of common stock of the Company, with final terms based on the fair market value of the Company’s common stock at closing. Based on combined results as of June 30, 2025, the merged entity would have total assets of approximately $5.9 billion, loans of approximately $4.6 billion, and deposits of approximately $4.9 billion.

re

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2024, included in our Annual Report and with our unaudited condensed accompanying notes set forth in this Quarterly Report on Form 10-Q for the quarterly period June 30, 2025.

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

OVERVIEW

Bank First Corporation is a Wisconsin corporation that was organized primarily to serve as the holding company for Bank First, N.A. Bank First, N.A., which was incorporated in 1894, is a nationally-chartered bank headquartered in Manitowoc, Wisconsin. It is a member of the Board of Governors of the Federal Reserve System (“Federal Reserve”), and is regulated by the Office of the Comptroller of the Currency (“OCC”). Including its headquarters in Manitowoc, Wisconsin, the Bank has twenty-seven banking locations in Manitowoc, Outagamie, Brown, Winnebago, Sheboygan, Shawano, Waupaca, Ozaukee, Monroe, Fond du Lac, Waushara, Dane, Columbia, Door and Jefferson counties in Wisconsin. The Bank offers loan, deposit and treasury management products at each of its banking locations.

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

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

The following tables present certain selected historical consolidated financial data as of the dates or for the period indicated:

	At or for the Three Months Ended					At or for the Six Months Ended
(In thousands, except per share data)	6/30/2025	3/31/2025	12/31/2024	9/30/2024	6/30/2024	6/30/2025	6/30/2024

Results of Operations:
Interest income	$54,575	$55,048	$53,754	$54,032	$49,347	$109,623	$98,619
Interest expense	17,873	18,511	18,193	18,149	16,340	36,384	32,263
Net interest income	36,702	36,537	35,561	35,883	33,007	73,239	66,356
Provision for credit losses	200	400	(1,000)	—	—	600	200
Net interest income after provision for credit losses	36,502	36,137	36,561	35,883	33,007	72,639	66,156
Noninterest income	4,921	6,588	4,513	4,893	5,877	11,509	10,274
Noninterest expense	20,756	20,604	19,286	20,100	19,057	41,360	39,381
Income before income tax expense	20,667	22,121	21,788	20,676	19,827	42,788	37,049
Income tax expense	3,792	3,880	4,248	4,124	3,768	7,672	5,578
Net income	$16,875	$18,241	$17,540	$16,552	$16,059	$35,116	$31,471

Earnings per common share - basic	$1.71	$1.82	$1.75	$1.65	$1.59	$3.53	$3.10
Earnings per common share - diluted	1.71	1.82	1.75	1.65	1.59	3.53	3.10

Common Shares:
Basic weighted average	9,854,306	9,950,970	9,959,379	9,959,556	10,025,977	9,901,990	10,101,491
Diluted weighted average	9,868,739	9,972,152	9,988,781	9,980,544	10,039,862	9,922,369	10,122,564
Outstanding	9,833,476	9,973,276	10,012,088	10,011,428	10,031,350	9,833,476	10,031,350

Noninterest income / noninterest expense:
Service charges	$2,053	$2,011	$2,119	$2,189	$2,101	$4,064	$3,735
Income from Ansay	1,153	1,181	82	1,062	1,379	2,334	2,358
Loan servicing income	733	732	744	733	735	1,465	1,461
Valuation adjustment on mortgage servicing rights	(99)	175	18	(344)	339	76	27
Net gain on sales of mortgage loans	338	334	424	377	277	672	496
Other noninterest income	743	2,155	1,126	876	1,046	2,898	2,197
Total noninterest income	$4,921	$6,588	$4,513	$4,893	$5,877	$11,509	$10,274

Personnel expense	$10,427	$10,985	$9,886	$10,118	$10,004	$21,412	$20,897
Occupancy, equipment and office	1,922	1,591	1,445	1,598	1,330	3,513	2,914
Data processing	2,620	2,444	2,687	2,502	2,114	5,064	4,503
Postage, stationery and supplies	270	240	229	213	205	510	443
Net gain (loss) on sales and valuations of other real estate owned	(159)	—	(186)	—	(461)	(159)	(508)
Net loss on sales of securities	—	—	—	—	—	—	34
Advertising	61	65	78	61	79	126	174
Charitable contributions	274	476	200	183	234	750	410
Federal deposit insurance	630	630	495	495	443	1,260	860
Outside service fees	1,135	788	1,135	1,103	1,446	1,923	2,322
Amortization of intangibles	1,273	1,298	1,389	1,429	1,475	2,571	2,975
Other noninterest expense	2,303	2,087	1,928	2,398	2,188	4,390	4,357
Total noninterest expense	$20,756	$20,604	$19,286	$20,100	$19,057	$41,360	$39,381

Period-end balances:
Cash and cash equivalents	$120,328	$300,865	$261,332	$204,427	$98,950	$120,328	$98,950
Investment securities available-for-sale, at fair value	167,209	163,743	223,061	128,438	127,977	167,209	127,977
Investment securities held-to-maturity, at cost	109,854	110,241	110,756	109,236	110,648	109,854	110,648
Loans	3,580,357	3,548,070	3,517,168	3,470,920	3,428,635	3,580,357	3,428,635
Allowance for credit losses - loans	(44,292)	(43,749)	(44,151)	(45,212)	(45,118)	(44,292)	(45,118)
Premises and equipment	75,667	72,670	71,108	69,710	68,633	75,667	68,633
Goodwill and other intangibles, net	193,738	195,011	196,309	197,698	199,127	193,738	199,127
Mortgage Servicing Rights	13,445	13,544	13,369	13,351	13,694	13,445	13,694
Other Assets	148,776	144,670	146,108	145,930	143,274	148,776	143,274
Total assets	4,365,082	4,505,065	4,495,060	4,294,498	4,145,820	4,365,082	4,145,820

Deposits	3,595,424	3,674,218	3,661,073	3,484,741	3,399,941	3,595,424	3,399,941
Borrowings	121,915	146,890	147,372	147,346	102,321	121,915	102,321
Other liabilities	35,410	35,543	46,932	33,516	28,979	35,410	28,979
Total liabilities	3,752,749	3,856,651	3,855,377	3,665,603	3,531,241	3,752,749	3,531,241

Stockholders’ equity	612,333	648,414	639,683	628,895	614,579	612,333	614,579

Book value per common share	62.27	65.02	63.89	62.82	61.27	62.27	61.27
Tangible book value per common share (1)	42.57	45.46	44.28	43.07	41.42	42.57	41.42

Average balances:
Loans	$3,560,945	$3,541,995	$3,482,974	$3,450,423	$3,399,906	$3,551,522	$3,377,526
Interest-earning assets	4,006,981	4,100,846	3,962,690	3,833,968	3,696,099	4,053,653	3,718,801
Total assets	4,407,112	4,498,891	4,360,469	4,231,112	4,094,542	4,452,748	4,119,719
Deposits	3,596,755	3,672,039	3,545,694	3,435,172	3,401,828	3,634,190	3,423,985
Interest-bearing liabilities	2,762,544	2,837,182	2,655,609	2,583,382	2,466,726	2,799,658	2,489,514
Goodwill and other intangibles, net	194,503	195,752	196,966	198,493	199,959	195,124	200,684
Stockholders’ equity	623,861	645,708	634,137	620,821	610,818	634,724	612,004

Financial ratios (2):
Return on average assets	1.54%	1.64%	1.60%	1.56%	1.58%	1.59%	1.54%
Return on average common equity	10.85%	11.46%	11.00%	10.61%	10.57%	11.16%	10.34%
Average equity to average assets	14.16%	14.35%	14.54%	14.67%	14.92%	14.25%	14.86%
Stockholders’ equity to assets	14.03%	14.39%	14.23%	14.64%	14.82%	14.03%	14.82%
Tangible equity to tangible assets (1)	10.04%	10.52%	10.31%	10.53%	10.53%	10.04%	10.53%
Loan yield	5.66%	5.68%	5.56%	5.73%	5.51%	5.67%	5.46%
Earning asset yield	5.50%	5.49%	5.44%	5.64%	5.40%	5.50%	5.37%
Cost of funds	2.59%	2.65%	2.73%	2.79%	2.66%	2.62%	2.61%
Net interest margin, taxable equivalent	3.72%	3.65%	3.61%	3.76%	3.63%	3.69%	3.62%
Net loan charge-offs to average loans	—%	0.09%	0.01%	0.04%	(0.05)%	0.05%	(0.05)%
Nonperforming loans to total loans	0.38%	0.19%	0.24%	0.32%	0.31%	0.38%	0.31%
Nonperforming assets to total assets	0.31%	0.17%	0.21%	0.28%	0.27%	0.31%	0.27%
Allowance for credit losses - loans to total loans	1.24%	1.23%	1.26%	1.30%	1.32%	1.24%	1.32%
(1)	These measures are not measures prepared in accordance with GAAP, and are therefore considered to be non-GAAP financial measures. See “GAAP reconciliation and management explanation of non-GAAP financial measures” for a reconciliation of these measures to their most comparable GAAP measures.
(2)	Income statement-related ratios for partial year periods are annualized.

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

	At or for the Three Months Ended					At or for the Six Months Ended
(In thousands, except per share data)	6/30/2025	3/31/2025	12/31/2024	9/30/2024	6/30/2024	6/30/2025	6/30/2024
Tangible Assets
Total assets	$4,365,082	$4,505,065	$4,495,060	$4,294,498	$4,145,820	$4,365,082	$4,145,820
Adjustments:
Goodwill	(175,106)	(175,106)	(175,106)	(175,106)	(175,106)	(175,106)	(175,106)
Core deposit intangible, net of amortization	(18,632)	(19,905)	(21,203)	(22,592)	(24,021)	(18,632)	(24,021)
Tangible assets	$4,171,344	$4,310,054	$4,298,751	$4,096,800	$3,946,693	$4,171,344	$3,946,693

Tangible Common Equity
Total stockholders’ equity	$612,333	$648,414	$639,683	$628,895	$614,579	$612,333	$614,579
Adjustments:
Goodwill	(175,106)	(175,106)	(175,106)	(175,106)	(175,106)	(175,106)	(175,106)
Core deposit intangible, net of amortization	(18,632)	(19,905)	(21,203)	(22,592)	(24,021)	(18,632)	(24,021)
Tangible common equity	$418,595	$453,403	$443,374	$431,197	$415,452	$418,595	$415,452

Book value per common share	$62.27	$65.02	$63.89	$62.82	$61.27	$62.27	$61.27
Tangible book value per common share	42.57	45.46	44.28	43.07	41.42	42.57	41.42

Total stockholders’ equity to total assets	14.03%	14.39%	14.23%	14.64%	14.82%	14.03%	14.82%
Tangible common equity to tangible assets	10.04%	10.52%	10.31%	10.53%	10.53%	10.04%	10.53%

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 2025 and June 30, 2024

General. Net income increased $0.8 million to $16.9 million for three months ended June 30, 2025, compared to $16.1 million for the same period in 2024. This increase is primarily driven from new and renewed loans pricing at higher yields while deposits, particularly certificates, continue to reprice lower. Average balances of interest-earning assets grew $0.3 million period-over-period, amplifying the impact of higher yields on these new and renewed loans.

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

Net interest and dividend income increased by $3.7 million to $36.7 million for the three months ended June 30, 2025 compared to $33.0 million for three months ended June 30, 2024. Total average interest-earning assets were $4.01 billion for the three months ended June 30, 2025, up from $3.70 billion for the same period in 2024. Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes on both volume and mix and pricing decisions, and external factors include changes in market interest rates, competition and the shape of the interest rate yield curve.

Interest Income. Total interest income increased $5.3 million, or 10.6%, to $54.6 million for the three months ended June 30, 2025 compared to $49.3 million for the same period in 2024. The increase in total interest income was primarily due to an increase in in interest-earning assets coupled with higher average interest rates earned on interest-earning assets. The average balance of interest-earning assets increased by $310.9 million during the three months ended June 30, 2025 compared to the same period in 2024 and the average interest rate earned on these assets increased by 0.10% in the year-over-year second quarters.

Interest Expense. Interest expense increased $1.6 million, or 9.4%, to $17.9 million for the three months ended June 30, 2025 compared to $16.3 million for the same period in 2024. The increase in interest expense was primarily due to higher levels of interest-bearing liabilities.

Interest expense on interest-bearing deposits increased by $0.4 million to $16.2 million for the three months ended June 30, 2025 compared to $15.8 million for the same period in 2024. The average balance and rate of interest-bearing deposits was $2.62 billion and 2.48% for the three months ended June 30, 2025, compared to $2.42 billion and 2.63% for the same period in 2024. The Bank's cost of funds decreased by 0.07% from the second quarter of 2024, including a decrease of 0.44% in the average rate paid on the Bank's interest checking and 0.35% in average rate paid on the Bank’s certificate of deposits.

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

We recorded a provision of $0.2 million for credit loss during the three months ended June 30, 2025 compared to no provision for credit loss during the same period in 2024. Economic forecasts, primarily US gross domestic product projections, decreased slightly during the second quarter of 2025 while projections for unemployment increased. We recorded minimal net charge-offs during the three months ended June 30, 2025 compared to net recoveries of $0.2 million during the three months ended June 30, 2024. Also, due to a reduction in unfunded loan commitments and an increase in outstanding loans, the Bank moved $0.4 million from its ACL-Unfunded Commitments to its ACL – Loans during the second quarter of 2025. The Bank’s loan portfolio continues to exhibit very little credit stress. The ACL - Loans was $44.3 million, or 1.24% of total loans, at June 30, 2025 compared to $45.1 million, or 1.32% of total loans at June 30, 2024.

Noninterest Income. Noninterest income is an important component of our total revenues. A significant portion of our noninterest income has historically been associated with service charges and income from the Bank’s unconsolidated subsidiary, Ansay. Other sources of noninterest income include loan servicing fees and gains on sales of mortgage loans.

Noninterest income decreased $1.0 million to $4.9 million for the three months ended June 30, 2025 compared to $5.9 million for the same period in 2024. Income provided by the Bank’s investment in Ansay & Associates, LLC totaled $1.2 million during the second quarter of 2025, down $0.2 million from the prior-year second quarter. Negative valuation adjustments to the Bank’s MSRs totaling $0.1 million during the second quarter of 2025 compared negatively to $0.3 million in positive valuation adjustments during the second quarter of 2024. Finally, the Bank benefited from a $0.4 million gain during the second quarter of 2024 from death benefits on bank-owned life insurance policies, creating a negative variance year-over-year in other non-interest income for the second quarter.

The major components of our noninterest income are listed below:

	Three Months Ended June 30,
	2025	2024	$ Change	% Change

(in thousands)	(In thousands)
Noninterest Income
Service charges	$2,053	$2,101	$(48)	(2)%
Income from Ansay	1,153	1,379	(226)	(16)%
Loan servicing income	733	735	(2)	(0)%
Valuation adjustment on MSR	(99)	339	(438)	NM
Net gain on sales of mortgage loans	338	277	61	22%
Other	743	1,046	(303)	(29)%
Total noninterest income	$4,921	$5,877	$(956)	(16)%

Noninterest Expense. Noninterest expense increased $1.7 million to $20.8 million for the three months ended June 30, 2025 compared to $19.1 million for the same period in 2024. Occupancy, equipment and office expense was elevated during the second quarter of 2025, up $0.6 million from the prior-year second quarter, the result of expenses from multiple branch remodels and the opening of a new branch in Sturgeon Bay, WI during the most recent quarter. Data processing expense was once again impacted in the most recent quarter by elevated expenditures related to the Bank’s upgrade of its digital banking platform. Outside service fees declined by $0.3 million in the most recent quarter compared to the second quarter of 2024. Included in outside service fees during the second quarter of 2025 was $0.1 million in commission expense from the sale of a former branch, which generated a $0.2 million gain. By contrast, the second quarter of 2024 included $0.4 million in commission expense from former branch sales, resulting in $0.5 million in gains.

The major components of our noninterest expense are listed below:

	Three Months Ended June 30,
	2025	2024	$ Change	% Change

	(In thousands)
Noninterest Expense
Salaries, commissions, and employee benefits	$10,427	$10,004	$423	4%
Occupancy	1,922	1,330	592	45%
Data processing	2,620	2,114	506	24%
Postage, stationary, and supplies	270	205	65	32%
Net gain on sales and valuations of other real estate owned	(159)	(461)	302	(66)%
Advertising	61	79	(18)	(23)%
Charitable contributions	274	234	40	17%
Federal deposit insurance	630	443	187	42%
Outside service fees	1,135	1,446	(311)	(22)%
Amortization of intangibles	1,273	1,475	(202)	(14)%
Other	2,303	2,188	115	5%
Total noninterest expenses	$20,756	$19,057	$1,699	9%

Income Tax Expense. We recorded a provision for income taxes of $3.8 million for the three months ended June 30, 2025 compared to a provision of $3.8 million for the same period during 2024, reflecting effective tax rates of 18.3% and 19.0%, respectively. The effective tax rates were reduced from the statutory federal and state income tax rates during both periods as a result of tax-exempt interest income produced by certain qualifying loans and investments in the Bank’s portfolios.

Results of Operations for the Six Months Ended June 30, 2025 and June 30, 2024

General. Net income increased $3.6 million to $35.1 million for six months ended June 30, 2025, compared to $31.5 million for the same period in 2024. The Bank’s net income continues to benefit from new and renewed loans being priced at higher yields, while deposits continue to reprice lower.

Net Interest Income. Net interest and dividend income increased by $6.8 million to $73.2 million for the six months ended June 30, 2025 compared to $66.4 million for six months ended June 30, 2024. As discussed earlier, the rise in net interest income was mainly driven by the repricing of new and renewed loans in a higher interest rate environment and overall growth in interest-earning assets. Comparing the first six months of 2025 to the first six months of 2024, rates earned on interest-earning assets increased by 0.13% while average interest-earning assets increased by $334.9 million. Tax equivalent net interest margin increased 0.07% to 3.69% for the six months ended June 30, 2025, up from 3.62% for the same period in 2024. Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes on both volume and mix and pricing decisions, and external factors include changes in market interest rates, competition and the shape of the interest rate yield curve.

Interest Income. Total interest income increased $11.0 million, or 11.2%, to $109.6 million for the six months ended June 30, 2025 compared to $98.6 million for the same period in 2024. The increase in total interest income was primarily due to the aforementioned increase in rates earned on higher average interest-earning assets over recent quarters.

Interest Expense. Interest expense increased $4.1 million, or 12.8%, to $36.4 million for the six months ended June 30, 2025 compared to $32.3 million for the same period in 2024. The increase in interest expense was primarily due to elevated balances in average interest-bearing liabilities. The average balance of interest-bearing liabilities increased by $310.1 million during the first six months of 2025 compared to the same period in 2024 and the average interest rate paid on these balances was 2.62% for the first half of 2025 compared to 2.61% for the first half of 2024.

Interest expense on interest-bearing deposits totaled $33.1 million and $31.2 million for the six months ended June 30, 2025 and 2024, respectively. The average cost of interest-bearing deposits was 2.51% for the six months ended June 30, 2025, compared to 2.57% for the same period in 2024.

Provision for Credit Losses. We recorded a provision for credit losses of $0.6 million for the six months ended June 30, 2025 compared to $0.2 million for the same period in 2024. The increased provision for the first six months of 2025 was primarily related to loan growth. We recorded net charge-offs of $0.8 million for the six months ended June 30, 2025 compared to net recoveries of $0.8 million for the same period in 2024. As mentioned earlier, due to a reduction in unfunded loan commitments and an increase in outstanding loans, the Bank also transferred $0.4 million from its ACL-Unfunded Commitments to its ACL – Loans during the first six months of 2025. The ACL - Loans was $44.3 million, or 1.24% of total loans, at June 30, 2025 compared to $45.1 million, or 1.32% of total loans at June 30, 2024.

Noninterest Income. Noninterest income is an important component of our total revenues. A significant portion of our noninterest income has historically been associated with service charges and income from the Bank’s unconsolidated subsidiary, Ansay. Other sources of noninterest income include loan servicing fees and gains on sales of mortgage loans.

Noninterest income increased $1.2 million to $11.5 million for the six months ended June 30, 2025 compared to $10.3 million for the same period in 2024. Service charges increased $0.3 million for the first six months of 2025 compared to the same period in 2024 as the Bank continues to benefit from a vendor incentive program which was renegotiated in the second quarter of 2024 related to credit and debit card payments processing. During the first six months of 2025, the Bank recognized a $1.1 million gain from death benefits tied to its bank-owned life insurance portfolio, compared to $0.4 million in the same period of 2024. These amounts are recorded under other noninterest income.

The major components of our noninterest income are listed below:

	Six Months Ended June 30,
	2025	2024	$ Change	% Change

	(In thousands)
Noninterest Income
Service Charges	$4,064	$3,735	$329	9%
Income from Ansay	2,334	2,358	(24)	(1)%
Loan Servicing income	1,465	1,461	4	0%
Valuation adjustment on MSR	76	27	49	181%
Net gain on sales of mortgage loans	672	496	176	35%
Other	2,898	2,197	701	32%
Total noninterest income	$11,509	$10,274	$1,235	12%

Noninterest Expense. Noninterest expense increased $2.0 million to $41.4 million for the six months ended June 30, 2025 compared to $39.4 million for the same period in 2024. Occupancy expense increased by $0.6 million, or 20.6%, over the first half of 2024 due to aforementioned branch construction and remodel projects competed during the first six months of 2025. Data processing expense increased by $0.6 million, or 12.5%, over the first two quarters of 2025 due to the aforementioned elevated expenditures related to the Bank’s upgrade of its digital banking platform. Also, federal deposit insurance increased primarily due to elevated deposit levels which occurred late in the fourth quarter of 2024 and persisted through much of the second quarter of 2025. Finally, gains on sales and valuations of OREO totaling $0.2 million during the first two quarters of 2025 was less than similar gains of $0.5 million during the first two quarters of 2024.

The major components of our noninterest expense are listed below:

	Six Months Ended June 30,
	2025	2024	$ Change	% Change

	(In thousands)
Noninterest Expense
Salaries, commissions, and employee benefits	$21,412	$20,897	$515	2%
Occupancy	3,513	2,914	599	21%
Data processing	5,064	4,503	561	12%
Postage, stationary, and supplies	510	443	67	15%
Net gain on sales and valuations of other real estate owned	(159)	(508)	349	(69)%
Net loss on sales of securities	—	34	(34)	(100)%
Advertising	126	174	(48)	(28)%
Charitable contributions	750	410	340	83%
Federal deposit insurance	1,260	860	400	47%
Outside service fees	1,923	2,322	(399)	(17)%
Amortization of intangibles	2,571	2,975	(404)	(14)%
Other	4,390	4,357	33	1%
Total noninterest expenses	$41,360	$39,381	$1,979	5%

Income Tax Expense. We recorded a provision for income taxes of $7.7 million for the six months ended June 30, 2025 compared to a provision of $5.6 million for the same period during 2024, reflecting effective tax rates of 17.9% and 15.1%, respectively. The Company’s home state passed tax legislation during the third quarter of 2023 which exempted income from a significant portion of the Company’s loans from taxation in Wisconsin. Final rules relating to qualifying loans under this legislation were not published until the first quarter of 2024. Based on these final rules, the Company was able to further reduce its estimated tax liability from 2023 by $1.3 million, resulting in the lower provision for income taxes and effective tax rate during the first six months of 2024. The effective tax rates were reduced from the statutory federal and state income tax rates during both periods as a result of tax-exempt interest income produced by certain qualifying loans and investments in the Bank’s portfolios.

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

The following tables set forth the distribution of our average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the periods indicated:

	Three Months Ended
	June 30, 2025			June 30, 2024
		Interest			Interest
	Average	Income/	Rate Earned/ Paid	Average	Income/	Rate Earned/ Paid
	Balance	Expenses (1)	(1)	Balance	Expenses (1)	(1)

	(dollars in thousands)
ASSETS
Interest-earning assets
Loans (2)
Taxable	$3,432,506	$194,859	5.68%	$3,293,213	$182,549	5.54%
Tax-exempt	128,439	6,818	5.31%	106,693	4,895	4.59%
Securities
Taxable (available for sale)	159,275	6,913	4.34%	123,616	4,862	3.93%
Tax-exempt (available for sale)	30,855	1,115	3.61%	32,888	1,139	3.46%
Taxable (held to maturity)	106,783	4,282	4.01%	108,037	4,283	3.96%
Tax-exempt (held to maturity)	2,404	66	2.75%	3,217	85	2.64%
Cash and due from banks	146,719	6,526	4.45%	28,435	1,945	6.84%
Total interest-earning assets	4,006,981	220,579	5.50%	3,696,099	199,758	5.40%
Non interest-earning assets	444,194			442,843
Allowance for credit losses - loans	(44,063)			(44,400)
Total assets	$4,407,112			$4,094,542
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Checking accounts	$453,918	$11,443	2.52%	$400,135	$11,825	2.96%
Savings accounts	838,709	12,211	1.46%	814,980	12,218	1.50%
Money market accounts	667,685	16,142	2.42%	595,018	14,193	2.39%
Certificates of deposit	635,509	24,362	3.83%	605,071	25,273	4.18%
Brokered deposits	20,097	814	4.05%	748	17	2.27%
Total interest-bearing deposits	2,615,918	64,972	2.48%	2,415,952	63,526	2.63%
Other borrowed funds	146,626	6,713	4.58%	50,774	2,195	4.32%
Total interest-bearing liabilities	2,762,544	71,685	2.59%	2,466,726	65,721	2.66%
Non-interest bearing liabilities
Demand deposits	980,837			985,876
Other liabilities	39,870			31,122
Total liabilities	3,783,251			3,483,724
Shareholders’ equity	623,861			610,818
Total liabilities & shareholders’ equity	$4,407,112			$4,094,542
Net interest income on a fully taxable equivalent basis		148,894			134,037
Less taxable equivalent adjustment		(1,680)			(1,285)
Net interest income		$147,214			$132,752
Net interest spread (3)			2.91%			2.74%
Net interest margin (4)			3.72%			3.63%
(1).	Annualized on a fully taxable equivalent basis calculated using a federal tax rate of 21% for the six months ended June 30, 2025 and 2024.
(2).	Nonaccrual loans are included in average amounts outstanding.
(3).	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4).	Net interest margin represents net interest income on a fully tax equivalent basis as a percentage of average interest-earning assets.

	Six Months Ended
	June 30, 2025			June 30, 2024
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expenses (1)	Paid (1)	Balance	Expenses (1)	Paid (1)

	(dollars in thousands)
ASSETS
Interest-earning assets
Loans (2)
Taxable	$3,421,445	$194,542	5.69%	$3,270,089	$179,602	5.49%
Tax-exempt	130,077	6,852	5.27%	107,437	4,873	4.54%
Securities
Taxable (available for sale)	169,740	7,435	4.38%	142,985	6,143	4.30%
Tax-exempt (available for sale)	31,771	1,132	3.56%	33,409	1,140	3.41%
Taxable (held to maturity)	107,210	4,274	3.99%	107,193	4,266	3.98%
Tax-exempt (held to maturity)	2,797	75	2.68%	3,677	96	2.61%
Cash and due from banks	190,613	8,445	4.43%	54,011	3,484	6.45%
Total interest-earning assets	4,053,653	222,755	5.50%	3,718,801	199,604	5.37%
Non interest-earning assets	443,235			444,965
Allowance for loan losses	(44,140)			(44,047)
Total assets	$4,452,748			$4,119,719
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Checking accounts	$485,115	$12,098	2.49%	$410,955	$11,669	2.84%
Savings accounts	834,917	12,139	1.45%	813,963	12,048	1.48%
Money market accounts	675,522	16,412	2.43%	616,236	14,674	2.38%
Certificates of deposit	637,214	25,186	3.95%	597,593	24,308	4.07%
Brokered deposits	20,095	815	4.06%	748	17	2.27%
Total interest-bearing deposits	2,652,863	66,650	2.51%	2,439,495	62,716	2.57%
Other borrowed funds	146,795	6,721	4.58%	50,019	2,165	4.33%
Total interest-bearing liabilities	2,799,658	73,371	2.62%	2,489,514	64,881	2.61%
Non-interest bearing liabilities
Demand deposits	981,327			984,490
Other liabilities	37,039			33,711
Total liabilities	3,818,024			3,507,715
Shareholders’ equity	634,724			612,004
Total liabilities & shareholders' equity	$4,452,748			$4,119,719
Net interest income on a fully taxable equivalent basis		149,384			134,723
Less taxable equivalent adjustment		(1,693)			(1,283)
Net interest income		$147,691			$133,440
Net interest spread (3)			2.87%			2.76%
Net interest margin (4)			3.69%			3.62%
(1).	Annualized on a fully taxable equivalent basis calculated using a federal tax rate of 21% for the six months ended June 30, 2025 and 2024.
(2).	Nonaccrual loans are included in average amounts outstanding.
(3).	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4).	Net interest margin represents net interest income on a fully tax equivalent basis as a percentage of average interest-earning assets.

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

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Compared with			Compared with
	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	Increase/(Decrease) Due to Change in			Increase/(Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total

	(dollars in thousands)			(dollars in thousands)
Interest income
Loans
Taxable	$7,840	$4,470	$12,310	$8,479	$6,461	$14,940
Tax-exempt	1,086	837	1,923	1,121	858	1,979
Securities
Taxable (AFS)	1,509	542	2,051	1,170	122	1,292
Tax-exempt (AFS)	(72)	48	(24)	(57)	49	(8)
Taxable (HTM)	(50)	49	(1)	1	7	8
Tax-exempt (HTM)	(22)	3	(19)	(24)	3	(21)
Cash and due from banks	5,481	(900)	4,581	6,356	(1,395)	4,961
Total interest income	15,772	5,049	20,821	17,046	6,105	23,151
Interest expense
Deposits
Checking accounts	1,478	(1,860)	(382)	1,953	(1,524)	429
Savings accounts	351	(358)	(7)	307	(216)	91
Money market accounts	1,754	195	1,949	1,435	303	1,738
Certificates of deposit	1,232	(2,143)	(911)	1,580	(702)	878
Brokered Deposits	774	23	797	775	23	798
Total interest bearing deposits	5,589	(4,143)	1,446	6,050	(2,116)	3,934
Other borrowed funds	4,381	137	4,518	4,424	132	4,556
Total interest expense	9,970	(4,006)	5,964	10,474	(1,984)	8,490
Change in net interest income	$5,802	$9,055	$14,857	$6,572	$8,089	$14,661

CHANGES IN FINANCIAL CONDITION

Total Assets. Total assets decreased $130.0 million, or 2.9%, to $4.37 billion at June 30, 2025, from $4.50 billion at December 31, 2024.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $141.0 million to $120.3 million at June 30, 2025, from $261.3 million at December 31, 2024. This decline resulted from the reduction in seasonal customer deposits during the first half of 2025 amplified by growth in the Bank’s loan portfolio.

Investment Securities. The carrying value of total investment securities decreased by $56.7 million to $277.1 million at June 30, 2025, from $333.8 million at December 31, 2024. The decrease in investments was primarily attributed to the maturity of short-duration securities during the first half of 2025. These investments were acquired during the fourth quarter of 2024 to meet heightened needs for collateral due to a seasonal collateralized deposit increase.

Loans. Net loans increased by $63.0 million, totaling $3.54 billion at June 30, 2025 compared to $3.47 billion at December 31, 2024.

Deposits. Deposits decreased $65.6 million, or 1.8%, to $3.60 billion at June 30, 2025 from $3.66 billion at December 31, 2024.

Borrowings. At June 30, 2025, borrowings consisted of advances from the FHLB of Chicago and subordinated debt to other banks and an individual. FHLB borrowings decreased $25.5 million, or 18.8%, to $109.9 million at June 30, 2025 from $135.4 million at December 31, 2024. Subordinated debt remained stable at $12.0 million at June 30, 2025 and December 31, 2024.

Stockholders’ Equity. Total stockholders’ equity decreased $27.4 million, or 4.3%, to $612.3 million at June 30, 2025 from $639.7 million at December 31, 2024. Repurchases of the Company’s common stock totaling $22.0 million and dividends declared totaling $43.6 million offset the positive impact of earnings totaling $35.1 million during the first six months of the year.

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

Our loan portfolio is our most significant earning asset, comprising 82.1% and 78.3% of our total assets as of June 30, 2025 and December 31, 2024, respectively. Our strategy is to grow our loan portfolio by originating quality commercial and consumer loans that comply with our credit policies and that produce revenues consistent with our financial objectives. We believe our loan portfolio is well-balanced, which provides us with the opportunity to grow while monitoring our loan concentrations.

Loans increased $63.2 million, or 1.8%, to $3.58 billion as of June 30, 2025 compared to $3.52 billion as of December 31, 2024. This increase during the first six months of 2025 was primarily driven by solid demand for new credit from our existing customer relationships. This growth was comprised of an increase of $38.3 million or 6.5% in commercial and industrial loans, a decrease of $4.7 million or 0.6% in owner occupied commercial real estate loans, an increase of $9.4 million or 1.8% in non-owner occupied commercial real estate, an increase of $50.8 million or 15.6% in multi-family loans, a decrease of $28.1 million or 10.1% in construction and development loans, a decrease of $4.2 million or 0.5% in residential 1-4 family loans and an increase of $1.7 million or 2.4% in consumer and other loans.

The following table presents the balance and associated percentage of each major category in our loan portfolio:

	June 30, 2025		December 31, 2024		June 30, 2024
	Amount	% of Total	Amount	% of Total	Amount	% of Total

	(dollars in thousands)
Commercial & industrial	$628,527	18%	$590,184	17%	$619,547	18%
Commercial real estate
Owner occupied	841,749	23%	846,480	24%	777,102	23%
Non-owner occupied	518,636	14%	509,257	15%	521,421	15%
Multi-family	377,218	11%	326,408	9%	333,461	10%
Construction & development	249,857	7%	277,971	8%	229,934	7%
Residential 1-4 family	891,685	25%	895,886	25%	879,216	26%
Consumer	57,855	2%	55,387	2%	53,160	1%
Other loans	14,830	—%	15,595	—%	14,794	—%
Total Loans	$3,580,357	100%	$3,517,168	100%	$3,428,635	100%

Loan categories

The principal categories of our loan portfolio are discussed below:

Commercial and Industrial (C&I). Our C&I portfolio totaled $628.5 million and $590.2 million at June 30, 2025 and December 31, 2024, respectively, and represented 18% of our total loans as of June 30, 2025 and 17% of our total loans as of December 31, 2024.

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

Commercial Real Estate (CRE). Our CRE loan portfolio totaled $1.74 billion and $1.68 billion at June 30, 2025 and December 31, 2024, respectively, and represented 48% of our total loans at those dates. The growth in our CRE loan portfolio through the first six months of 2025 consisted primarily of multi-family real estate as developers respond to a shortage of available dwellings in our markets. Management views owner occupied CRE as an extension of C&I lending as typically the primary repayment source on these loans is operating profits from the underlying business.

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

Construction and Development (C&D). Our C&D loan portfolio totaled $249.9 million and $278.0 million at June 30, 2025 and December 31, 2024, respectively, and represented 7% of our total loans as of June 30, 2025 and 8% of our total loans as of December 31, 2024.

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

Residential 1 – 4 Family. Residential 1 – 4 family loans held in portfolio amounted to $891.7 million and $895.9 million at June 30, 2025 and December 31, 2024, respectively, and represented 25% of our total loans at those dates.

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

We were servicing mortgage loans sold to others without recourse of approximately $1.17 billion at June 30, 2025 and December 31, 2024.

Loans sold with the retention of servicing assets result in the capitalization of servicing rights. Loan servicing rights are carried at fair value. The net balance of capitalized servicing rights amounted to $13.4 million at June 30, 2025 and December 31, 2024.

Consumer Loans. Our consumer loan portfolio totaled $57.9 million and $55.4 million at June 30, 2025 and December 31, 2024, respectively, and represented 2% of our total loans at those dates. Consumer loans include secured and unsecured loans, lines of credit and personal installment loans.

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

Other Loans. Our other loans totaled $14.8 million and $15.6 million at June 30, 2025 and December 31, 2024, respectively, and are immaterial to the overall loan portfolio. The other loans category consists primarily of over-drafted depository accounts, loans utilized to purchase or carry securities and loans to nonprofit organizations.

Loan Portfolio Maturities.

The following tables summarize the dollar amount of loans maturing in our portfolio based on their loan type, fixed or variable rate of interest, and contractual terms to maturity at June 30, 2025. The tables do not include any estimate of prepayments, which can significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One Year or	One to Five	Five to Fifteen	Over Fifteen
	Less	Years	Years	Years	Total

	(dollars in thousands)
Commercial & industrial	$228,887	$262,200	$135,796	$1,644	$628,527
Commercial real estate
Owner Occupied	118,952	385,842	271,973	64,982	841,749
Non-owner Occupied	67,147	320,767	128,202	2,520	518,636
Multi-family	32,230	190,603	153,895	490	377,218
Construction & Development	45,672	87,320	36,975	79,890	249,857
Residential 1-4 family	23,946	89,744	190,326	587,669	891,685
Consumer and other	16,393	31,582	17,309	7,401	72,685
Total	$533,227	$1,368,058	$934,476	$744,596	$3,580,357
Fixed Rate Loans:
Commercial & industrial	$46,808	$189,100	$53,667	$—	$289,575
Commercial real estate
Owner Occupied	78,864	304,033	91,167	20,101	494,165
Non-owner Occupied	57,450	275,094	26,214	—	358,758
Multi-family	29,561	163,170	94,272	—	287,003
Construction & Development	32,104	70,226	10,519	42,575	155,424
Residential 1-4 family	14,386	71,391	148,747	272,716	507,240
Consumer and other	15,772	30,865	16,296	7,401	70,334
Total	$274,945	$1,103,879	$440,882	$342,793	$2,162,499
Floating Rate Loans:
Commercial & industrial	$182,079	$73,100	$82,129	$1,644	$338,952
Commercial real estate
Owner Occupied	40,088	81,809	180,806	44,881	347,584
Non-owner Occupied	9,697	45,673	101,988	2,520	159,878
Multi-family	2,669	27,433	59,623	490	90,215
Construction & Development	13,568	17,094	26,456	37,315	94,433
Residential 1-4 family	9,560	18,353	41,579	314,953	384,445
Consumer and other	621	717	1,013	—	2,351
Total	$258,282	$264,179	$493,594	$401,803	$1,417,858

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

Our nonperforming assets consist of nonperforming loans and foreclosed real estate. Nonperforming loans are those on which the accrual of interest has stopped, as well as loans that are contractually 90 days past due on which interest continues to accrue. The composition of our nonperforming assets is as follows:

	As of June 30,	As of December 31,	As of June 30,
	2025	2024	2024

	(dollars in thousands)
Nonperforming loans
Nonaccrual loans
Commercial & industrial	$6,732	$2,268	$4,301
Commercial real estate
Owner Occupied	4,828	3,525	2,754
Non-owner Occupied	113	493	—
Multi-family	—	—	—
Construction & Development	—	—	—
Residential 1-4 family	1,306	511	218
Consumer and other	55	29	10
Total nonaccrual loans	13,034	6,826	7,283
Loans past due > 90 days, but still accruing
Commercial & industrial	24	328	1,513
Commercial real estate
Owner Occupied	—	—	979
Non-owner Occupied	—	—	—
Multi-family	—	—	—
Construction & Development	3	—	—
Residential 1-4 family	511	1,294	874
Consumer and other	25	48	19
Total loans past due > 90 days, but still accruing	563	1,670	3,385
Total nonperforming loans	$13,597	$8,496	$10,668
OREO
Commercial real estate owned	$—	$—	$—
Residential real estate owned	—	—	—
Acquired bank property real estate owned	—	741	712
Total OREO	$—	$741	$712
Total nonperforming assets ("NPAs")	$13,597	$9,237	$11,380
Accruing modified loans to borrowers experiencing financial difficulty	$14	$16	$19
Ratios
Nonaccrual loans to total loans	0.36%	0.19%	0.21%
NPAs to total loans plus OREO	0.38%	0.26%	0.33%
NPAs to total assets	0.31%	0.21%	0.27%
ACL - Loans to nonaccrual loans	340%	647%	619%
ACL - Loans to total loans	1.24%	1.26%	1.32%

Nonaccrual Loans

Loans are typically placed on nonaccrual status when any payment of principal and/or interest is 90 days or more past due, unless the collateral is sufficient to cover both principal and interest and the loan is in the process of collection. Loans are also placed on nonaccrual status when management believes, after considering economic and business conditions, that the principal or interest will not be collectible in the normal course of business. We monitor closely the performance of our loan portfolio. In addition to the monitoring and review of loan performance internally, we have also contracted with an independent organization to review our commercial and retail loan portfolios. The status of delinquent loans, as well as situations identified as potential problems, are reviewed on a regular basis by senior management. The increase in the amount of nonaccrual loans through the first six months of 2025 was primarily due to the deterioration of one customer relationship, which resulted in the loan being moved to nonaccrual status.

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

At June 30, 2025, the ACL - Loans was $44.3 million (representing 1.24% of period end loans). The Bank recorded a provision for credit losses of $1.0 million during the first half of 2025. The ACL– Loans has remained consistent over recent quarters as economic conditions have remained stable and the Company’s overall asset quality remain strong. The Company recorded net charge-offs totaling $0.8 million during the first six months of 2025.

The following table summarizes the changes in our ACL - Loans for the periods indicated:

	Six months ended	Year ended	Six months ended
	June 30,	December 31,	June 30,
	2025	2024	2024

	(dollars in thousands)
Balance of ACL - Loans at the beginning of period	$44,151	$43,609	$43,609
Adoption of CECL	—	—	—
ACL - Loans on PCD loans acquired	—	—	—
Net loans charged-off (recovered):
Commercial & industrial	(2)	2	15
Commercial real estate - owner occupied	802	(615)	(860)
Commercial real estate - non-owner occupied	—	—	—
Commercial real estate - multi-family	—	—	—
Construction & Development	—	—	—
Residential 1-4 family	(32)	31	(5)
Consumer	21	73	4
Other Loans	20	67	37
Total net loans recovered	809	(442)	(809)
Provision charged to operating expense	600	(800)	200
Transfer from (to) ACL - Unfunded Commitments	350	900	500
Balance of ACL - Loans at end of period	$44,292	$44,151	$45,118
Ratio of net charge-offs (recoveries) to average loans by loan composition
Commercial & industrial	—%	—%	—%
Commercial real estate - owner occupied	0.08%	(0.08)%	(0.11)%
Commercial real estate - non-owner occupied	—%	—%	—%
Commercial real estate - multi-family	—%	—%	—%
Construction & Development	—%	—%	—%
Residential 1-4 family	—%	—%	—%
Consumer	0.04%	0.14%	0.01%
Other Loans	0.13%	0.44%	0.25%
Total net charge-offs (recoveries) to average loans	0.02%	(0.01)%	(0.02)%

The following table summarizes an allocation of the ACL - Loans and the related percentage of loans outstanding in each category for the periods below.

	June 30,		December 31,		June 30,
	2025		2024		2024
		% of		% of		% of
(in thousands, except %)	Amount	Loans	Amount	Loans	Amount	Loans
Loan Type:
Commercial & industrial	$6,740	18%	$6,737	17%	$8,160	18%
Commercial real estate - owner occupied	10,218	23%	9,334	25%	10,561	23%
Commercial real estate - non-owner occupied	4,967	14%	5,213	14%	6,120	15%
Commercial real estate - multi-family	4,281	11%	3,739	9%	4,670	10%
Construction & development	4,499	7%	5,223	8%	4,154	7%
Residential 1-4 family	12,339	25%	12,684	25%	10,715	26%
Consumer	1,104	2%	1,084	2%	610	1%
Other loans	144	—%	137	—%	128	—%
Total allowance	$44,292	100%	$44,151	100%	$45,118	100%

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

Deposits. Our current deposit products include non-interest bearing and interest-bearing checking accounts, savings accounts, money market accounts, and certificate of deposits. As of June 30, 2025, deposit liabilities accounted for approximately 82.4% of our total liabilities and equity. We accept deposits primarily from customers in the communities in which our branches and offices are located, as well as from small businesses and other customers throughout our lending area. We rely on our competitive pricing and products, quality customer service, and convenient locations and hours to attract and retain deposits. Deposit rates and terms are based primarily on current business strategies, market interest rates, liquidity requirements and our deposit growth goals.

Total deposits were $3.60 billion and $3.66 billion as of June 30, 2025 and December 31, 2024, respectively. Noninterest-bearing deposits at June 30, 2025 and December 31, 2024, were $990.0 million and $1.02 billion, respectively, while interest-bearing deposits were $2.61 billion and $2.64 billion at June 30, 2025 and December 31, 2024, respectively. The Bank continue to see a shift in its deposit portfolio from noninterest-bearing deposits to interest-bearing deposits as prevailing interest rates have increased over the last several years.

At June 30, 2025, we had a total of $656.7 million in certificates of deposit, including $20.1 million of brokered deposits. Based on historical experience and our current pricing strategy, we believe we will retain a majority of these accounts upon maturity, although our long-term strategy is to minimize reliance on certificates of deposits by increasing relationship deposits in lower earning savings and demand deposit accounts.

The following tables set forth the average balances of our deposits for the periods indicated:

	Six months ended		Year ended		Six months ended
	June 30, 2025		December 31, 2024		June 30, 2024
	Amount	Percent	Amount	Percent	Amount	Percent

	(dollars in thousands)

Noninterest-bearing demand deposits	$981,327	27.0%	$1,000,772	29.0%	$984,490	28.8%
Interest-bearing checking deposits	485,115	13.3%	401,990	11.6%	410,955	12.0%
Savings deposits	834,917	23.0%	816,410	23.6%	813,963	23.8%
Money market accounts	675,522	18.6%	616,964	17.9%	616,236	18.0%
Certificates of deposit	637,214	17.5%	613,593	17.7%	597,593	17.5%
Brokered deposits	20,095	0.6%	7,662	0.2%	748	—%
Total	$3,634,190	100%	$3,457,391	100%	$3,423,985	100%

The following table provides information on maturities of certificates of deposits which exceed FDIC insurance limits of $250,000 as of June 30, 2025:

	Time Deposits over FDIC	Portion of Time Deposits in
	Insurance Limits	Excess of FDIC Insurance Limits

	(dollars in thousands)
3 months or less remaining	$63,621	$36,871
Over 3 to 6 months remaining	47,644	20,394
Over 6 to 12 months remaining	44,746	20,496
Over 12 months or more remaining	14,220	7,220
Total	$170,231	$84,981

Borrowings

The Company’s borrowings have historically consisted primarily of FHLB of Chicago advances collateralized by a blanket pledge agreement on the Company’s FHLB capital stock and retail and commercial loans held in the Company’s portfolio. There were $109.9 million and $135.4 million of advances outstanding from the FHLB at June 30, 2025 and December 31, 2024, respectively.

The total loans pledged as collateral were $1.14 billion and $1.47 billion at June 30, 2025 and December 31, 2024. There were no outstanding letters of credit from the FHLB at June 30, 2025 or December 31, 2024.

The following table summarizes borrowings from the FHLB, and the weighted average interest rates paid:

	Six months ended	Year ended	Six months ended
(dollars in thousands)	June 30, 2025	December 31, 2024	June 30, 2024
Average daily amount of borrowings outstanding during the period	$134,795	$85,762	$37,035
Weighted average interest rate on average daily borrowing	4.53%	4.42%	4.01%
Maximum outstanding borrowings at any month-end	$134,907	$135,372	$90,321
Borrowing outstanding at period end	$109,915	$135,372	$90,321
Weighted average interest rate on borrowing at period end	4.21%	4.37%	4.38%

Lines of credit and other borrowings.

During July 2020, the Company entered into subordinated note agreements with two separate commercial banks. As of June 30, 2025 and December 31, 2024, outstanding balances under these agreements totaled $6.0 million. These notes were issued with 10-year maturities, will carry interest at a fixed rate of 5.0% through June 30, 2025, and at a variable rate thereafter, payable quarterly. These notes are callable on or after January 1, 2026 and qualify for Tier 2 capital for regulatory purposes.

During August 2022, the Company entered into subordinated note agreements with an individual. As of June 30, 2025 and December 31, 2024, outstanding balances under these agreements totaled $6.0 million. These notes were issued with 10-year maturities, will carry interest at a fixed rate of 5.25% through August 6, 2027, and at a variable rate thereafter, payable quarterly. These notes are callable on or after August 6, 2027 and qualify for Tier 2 capital for regulatory purposes.

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

Securities available for sale consist of U.S. government sponsored agencies, obligations of states and political subdivision, mortgage-backed securities, and corporate notes. Securities classified as available for sale, which management has the intent and ability to hold for an indefinite period of time, but not necessarily to maturity, are carried at fair value, with unrealized gains and losses, net of related deferred income taxes, included in stockholders’ equity as a separate component of other comprehensive income. The fair value of securities available for sale totaled $167.2 million and included $0.2 million gross unrealized gains and gross unrealized losses of $11.0 million at June 30, 2025. At December 31, 2024, the fair value of securities available for sale totaled $223.1 million and included negligible gross unrealized gains and gross unrealized losses of $12.9 million.

Securities classified as held to maturity consist of U.S. treasury securities and obligations of states and political subdivisions. These securities, which management has the intent and ability to hold to maturity, are reported at amortized cost. Securities held to maturity totaled $109.9 million at June 30, 2025 and $110.8 million at December 31, 2024.

The Company had recognized no net losses on sales of securities during the six months ended June 30, 2025. The Company had recognized net losses on sales of securities of $0.03 million during the six months ended June 30, 2024.

The following tables set forth the composition and maturities of investment securities as of June 30, 2025 and December 31, 2024. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

			After One, But		After Five, But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
At June 30, 2025	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)

	(dollars in thousands)
Available for sale securities
Obligations of U.S. Government sponsored agencies	—	—%	1,884	3.6%	12,580	1.9%	10,147	2.2%	24,611	2.2%
Obligations of states and political subdivisions	830	3.8%	12,652	4.1%	21,640	3.2%	26,387	2.7%	61,509	3.2%
Mortgage-backed securities	10,707	4.6%	47,703	4.2%	7,577	4.2%	10,268	3.7%	76,255	4.2%
Corporate notes	—	—%	5,000	8.7%	9,600	3.3%	1,072	10.1%	15,672	5.5%
Total available for sale securities	$11,537	4.5%	$67,239	4.5%	$51,397	3.1%	$47,874	3.0%	$178,047	3.7%
Held to maturity securities
U.S. Treasury securities	$23,186	3.4%	$37,721	3.9%	$46,552	4.4%	$—	—%	$107,459	4.0%
Obligations of states and political subdivisions	691	2.6%	1,704	2.8%	—	—%	—	—%	2,395	2.7%
Total held to maturity securities	$23,877	3.4%	$39,425	3.8%	$46,552	4.4%	$—	—%	$109,854	4.0%
Total	$35,414	3.8%	$106,664	4.2%	$97,949	3.7%	$47,874	3.0%	$287,901	3.8%

			After One, But		After Five, But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
At December 31, 2024	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)

	(dollars in thousands)
Available for sale securities
U.S. Treasury securities	$99,656	4.2%	$—	—%	$—	—%	$—	—%	$99,656	4.2%
Obligations of U.S. Government sponsored agencies	1,493	5.0%	1,200	4.5%	13,761	2.0%	11,312	2.2%	27,766	2.3%
Obligations of states and political subdivisions	344	4.9%	11,970	4.1%	18,853	3.1%	31,825	2.8%	62,992	3.2%
Mortgage-backed securities	45	3.5%	10,598	3.4%	7,979	4.4%	11,204	3.7%	29,826	3.8%
Corporate notes	—	—%	5,000	8.7%	9,606	3.3%	1,063	10.3%	15,669	5.5%
Total available for sale securities	$101,538	4.2%	$28,768	4.7%	$50,199	3.0%	$55,404	3.0%	$235,909	3.7%
Held to maturity securities
U.S. Treasury securities	$22,671	3.6%	$40,574	3.7%	$44,316	4.3%	$—	—%	$107,561	3.9%
Obligations of states and political subdivisions	800	2.3%	2,395	2.7%	—	—%	—	—%	3,195	2.6%
Total held to maturity securities	$23,471	3.5%	$42,969	3.7%	$44,316	4.3%	$—	—%	$110,756	3.9%
Total	$125,009	4.1%	$71,737	4.1%	$94,515	3.6%	$55,404	3.0%	$346,665	3.8%
(1)	Weighted Average Yield is shown on a fully taxable equivalent basis using a federal tax rate of 21% and includes the amortization of premiums and discounts.

As of June 30, 2025 and December 31, 2024, no allowance for credit losses on securities AFS was recognized. The Company does not consider its securities AFS with unrealized losses to be attributable to credit-related factors, as the unrealized losses in each category have occurred as a result of changes in noncredit-related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. Furthermore, as of June 30, 2025, the Company did not have the intent to sell any of these securities AFS and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost.

The Company does not believe there are any expected credit losses in its HTM securities portfolio at June 30, 2025 or December 31, 2024. All U.S. Treasury securities have the full faith and credit backing of the United States government and the amount of obligations of states and political subdivisions in an unrealized loss position is immaterial to the financial statements.

As of June 30, 2025, 198 debt securities had gross unrealized losses, with an aggregate depreciation of 3.6% from our amortized cost basis. The largest unrealized loss percentage of any single security was 24.6% (or $0.5 million) of its amortized cost. The largest unrealized dollar loss of any security was $0.8 million (or 21.0%).

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

Capital Adequacy. Total stockholders’ equity was $612.3 million at June 30, 2025 compared to $639.7 million at December 31, 2024.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, requires the federal bank regulatory agencies to take “prompt corrective action” regarding depository institutions that do not meet minimum capital requirements. FDICIA establishes five regulatory capital tiers: “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized”. A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. The FDICIA imposes progressively more restrictive restraints on operations, management and capital distributions, depending on the category in which an institution is classified. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions may not accept brokered deposits absent a waiver from the FDIC, are subject to growth limitations and are required to submit capital restoration plans for regulatory approval. A depository institution’s holding company must guarantee any required capital restoration plan, up to an amount equal to the lesser of 5 percent of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. Federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. All of the federal bank regulatory agencies have adopted regulations establishing relevant capital measures and relevant capital levels for federally insured depository institutions. The Bank was well capitalized at June 30, 2025, and brokered deposits are not restricted.

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

Federal banking regulators have issued risk-based capital guidelines, which assign risk factors to asset categories and off-balance-sheet items. The following table reflects capital ratios computed utilizing the implemented Basel III regulatory capital framework discussed above:

					Minimum Capital Required		Minimum To Be Well-
			Minimum Capital		for Capital Adequacy Plus		Capitalized Under prompt
			Required for Capital		Capital Conservation Buffer		corrective Action
	Actual		Adequacy		Basel III Phase-In Schedule		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
At June 30, 2025
Bank First Corporation:
Total capital (to risk-weighted assets)	$483,515	13.1%	$295,630	8.0%	$388,014	10.5%	N/A	N/A
Tier I capital (to risk-weighted assets)	428,868	11.6%	221,723	6.0%	314,107	8.5%	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	428,868	11.6%	166,292	4.5%	258,676	7.0%	N/A	N/A
Tier I capital (to average assets)	428,868	10.2%	168,813	4.0%	168,813	4.0%	N/A	N/A
Bank First, N.A:
Total capital (to risk-weighted assets)	$450,082	12.2%	$295,422	8.0%	$387,741	10.5%	$369,277	10.0%
Tier I capital (to risk-weighted assets)	407,435	11.0%	221,566	6.0%	313,886	8.5%	295,422	8.0%
Common equity tier I capital (to risk-weighted assets)	407,435	11.0%	166,175	4.5%	258,494	7.0%	240,030	6.5%
Tier I capital (to average assets)	407,435	9.7%	168,765	4.0%	168,765	4.0%	210,956	5.0%
At December 31, 2024
Bank First Corporation:
Total capital (to risk-weighted assets)	$509,763	14.1%	$288,325	8.0%	$378,427	10.5%	N/A	N/A
Tier I capital (to risk-weighted assets)	457,749	12.7%	216,244	6.0%	306,346	8.5%	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	457,749	12.7%	162,183	4.5%	252,285	7.0%	N/A	N/A
Tier I capital (to average assets)	457,749	11.0%	167,134	4.0%	167,134	4.0%	N/A	N/A
Bank First, N.A:
Total capital (to risk-weighted assets)	$438,549	12.2%	$288,152	8.0%	$378,200	10.5%	$360,190	10.0%
Tier I capital (to risk-weighted assets)	398,535	11.1%	216,114	6.0%	306,162	8.5%	288,152	8.0%
Common equity tier I capital (to risk-weighted assets)	398,535	11.1%	162,086	4.5%	252,133	7.0%	234,124	6.5%
Tier I capital (to average assets)	398,535	9.5%	167,019	4.0%	167,019	4.0%	208,774	5.0%

As previously mentioned, the Company carried $12.0 million of subordinated debt as of June 30, 2025 and December 31, 2024, which qualifies as Tier II capital. These amounts are included in total capital for the Company in the tables above.

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

Loan commitments and standby and direct pay letters of credit do not necessarily represent our future cash requirements because while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. Our off-balance sheet arrangements as of June 30, 2025, were as follows:

	Amounts of Commitments Expiring - By Period as of June 30, 2025
		Less Than One	One to Three	Three to Five
Other Commitments	Total	Year	Years	Years	After Five Years

	(dollars in thousands)
Unused lines of credit	$733,426	$395,144	$109,192	$28,061	$201,029
Standby and direct pay letters of credit	9,384	8,318	320	726	20
Credit card arrangements	24,985	—	—	—	24,985
Total commitments	$767,795	$403,462	$109,512	$28,787	$226,034

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

As of June 30, 2025:

Change in Interest Rates	Percentage Change in
(in Basis Points)	Net Interest Income
+300	(5.4)%
+200	(3.5)%
+100	(1.7)%
-100	(0.8)%
-200	(1.5)%
-300	(0.9)%

As of December 31, 2024:

Change in Interest Rates	Percentage Change in
(in Basis Points)	Net Interest Income
+300	(4.5)%
+200	(3.0)%
+100	(1.5)%
-100	(1.3)%
-200	(2.1)%
-300	(2.1)%

Economic Value of Equity Analysis. We also analyze the sensitivity of the Company’s financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between estimated changes in the present value of the Company’s assets and estimated changes in the present value of the Company’s liabilities assuming various changes in current interest rates. The Company’s economic value of equity analysis as of June 30, 2025 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Company would experience a 2.38% increase in the economic value of equity. At the same date, our analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, the Company would experience a 1.45% decrease in the economic value of equity. The estimates of changes in the economic value of our equity require us to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on the economic value of our equity. Although our economic value of equity analysis provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of our equity and will differ from actual results.

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

Changes in Internal Control Over Financial Reporting

No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

We are a party to various litigation in the normal course of business. Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on our financial position, results of operations or liquidity.

ITEM 1A.     RISK FACTORS

Additional information regarding risk factors appears in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements” of this Form 10-Q and in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes during the quarterly period ended June 30, 2025 to the risk factors previously disclosed in the Company’s Annual Report.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.
(b)	None.
(c)	Issuer Purchases of Equity Securities

On February 18, 2025, the Company renewed its share repurchase program, pursuant to which the Company may repurchase up to $50 million of its common stock, par value $0.01 per share, for a period of one (1) year, ending on February 17, 2026. The program was announced in a Current Report on Form 8-K on February 18, 2025. The table below sets forth information regarding repurchases of our common stock during the second quarter of 2025 under that program as well as pursuant to the 2020 Equity Plan and other repurchases.

			Total Number	Maximum Number
			of Shares Repurchased as	of Shares
			Part of	that May Yet Be
	Total Number of Shares	Average Price Paid per	Publicly Announced	Purchased Under the
(in thousands, except per share data)	Repurchased	Share(1)	Plans or Programs	Plans or Programs(2)
April 2025	48,577	$99.42	48,577	403,270
May 2025	42,472	115.03	42,472	360,798
June 2025	52,671	112.89	52,671	308,127
Total	143,720	$109.11	143,720	308,127
(1)	The average price paid per share is calculated on a trade date basis for all open market transactions and excludes commissions and other transaction expenses.
(2)	Based on the closing per share price as of June 30, 2025 ($117.65).

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

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.       MINE SAFETY DISCLOSURES

None.

ITEM 5.       OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

For the quarter ended June 30, 2025, there were no trading arrangements for the sale or purchases of Company securities adopted, terminated or for which the amount, pricing or timing provisions were modified by our directors and officers that was either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”) or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

BANK FIRST CORPORATION

DATE:	August 11, 2025	BY:	/s/Kevin M. LeMahieu
Kevin M. LeMahieu
Chief Financial Officer
(Principal Financial and Accounting Officer)