Form 10-Q
period 2025-09-30
Bank First Corp
filed 2025-11-07
CIK 1746109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of November 7, 2025 was 9,835,013 shares.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS:

BANK FIRST CORPORATION

Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2025	December 31, 2024
	(Unaudited)	(Audited)

Assets
Cash and due from banks	$47,708	$59,164
Interest-bearing deposits	78,476	202,168
Cash and cash equivalents	126,184	261,332
Securities held to maturity, at amortized cost ($107,930 and $109,424 fair value at September 30, 2025 and December 31, 2024, respectively)	106,823	110,756
Securities available for sale, at fair value ($175,936 and $235,909 amortized cost at September 30, 2025 and December 31, 2024, respectively)	167,125	223,061
Loans held for sale	4,175	3,088
Loans	3,629,663	3,517,168
Allowance for credit losses - loans ("ACL-Loans")	(44,501)	(44,151)
Loans, net	3,585,162	3,473,017
Premises and equipment, net	78,027	71,108
Goodwill	175,106	175,106
Other investments	26,966	22,643
Cash value of life insurance	60,774	61,542
Core deposit intangibles, net	17,404	21,203
Mortgage servicing rights ("MSR")	13,696	13,369
Other real estate owned (“OREO”)	—	741
Investment in Ansay and Associates, LLC ("Ansay")	35,838	34,093
Other assets	23,131	24,001
TOTAL ASSETS	$4,420,411	$4,495,060
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Interest-bearing deposits	$2,554,198	$2,636,192
Noninterest-bearing deposits	984,563	1,024,881
Total deposits	3,538,761	3,661,073
Notes payable	209,941	135,372
Subordinated notes	12,000	12,000
Other liabilities	31,584	46,932
Total liabilities	3,792,286	3,855,377
Stockholders’ equity:
Serial preferred stock - $0.01 par value
Authorized - 5,000,000 shares	—	—
Common stock - $0.01 par value
Authorized - 20,000,000 shares
Issued - 11,515,130 shares as of September 30, 2025 and December 31, 2024
Outstanding - 9,834,083 and 10,012,088 shares as of September 30, 2025 and December 31, 2024, respectively	115	115
Additional paid-in capital	333,285	333,842
Retained earnings	403,044	398,002
Treasury stock, at cost - 1,681,047 and 1,503,042 shares as of September 30, 2025 and December 31, 2024, respectively	(102,160)	(82,925)
Accumulated other comprehensive loss	(6,159)	(9,351)
Total stockholders’ equity	628,125	639,683
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,420,411	$4,495,060

See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statements of Income

(In thousands, except per share data) (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Interest income:
Loans, including fees	$51,897	$49,442	$151,052	$140,666
Securities:
Taxable	2,764	2,651	8,564	7,800
Tax-exempt	234	238	707	724
Other	561	1,701	4,756	3,461
Total interest income	55,456	54,032	165,079	152,651
Interest expense:
Deposits	15,772	16,484	48,823	47,671
Securities sold under repurchase agreements	—	—	—	22
Borrowed funds	1,431	1,665	4,764	2,719
Total interest expense	17,203	18,149	53,587	50,412
Net interest income	38,253	35,883	111,492	102,239
Provision for credit losses	650	—	1,250	200
Net interest income after provision for credit losses	37,603	35,883	110,242	102,039
Noninterest income:
Service charges	2,106	2,189	6,170	5,924
Income from Ansay	1,314	1,062	3,648	3,420
Loan servicing income	736	733	2,201	2,194
Valuation adjustment on MSR	250	(344)	326	(317)
Net gain on sales of mortgage loans	482	377	1,154	873
Other	1,065	876	3,963	3,073
Total noninterest income	5,953	4,893	17,462	15,167
Noninterest expense:
Salaries, commissions, and employee benefits	10,498	10,118	31,910	31,015
Occupancy	1,567	1,598	5,080	4,512
Data processing	2,506	2,502	7,570	7,005
Postage, stationery, and supplies	165	213	641	656
Net gain on sales and valuations of OREO	—	—	(159)	(508)
Net loss on sale of securities	—	—	—	34
Advertising	78	61	204	235
Charitable contributions	143	183	893	593
Federal deposit insurance	540	495	1,800	1,355
Outside service fees	1,818	1,103	3,741	3,425
Amortization of intangibles	1,228	1,429	3,799	4,404
Other	2,543	2,398	6,967	6,755
Total noninterest expense	21,086	20,100	62,446	59,481
Income before provision for income taxes	22,470	20,676	65,258	57,725
Provision for income taxes	4,480	4,124	12,152	9,702
Net Income	$17,990	$16,552	$53,106	$48,023
Earnings per share - basic	$1.83	$1.65	$5.36	$4.75
Earnings per share - diluted	$1.83	$1.65	$5.36	$4.75

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statements of Comprehensive Income

(In thousands) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Net Income	$17,990	$16,552	$53,106	$48,023
Other comprehensive income:
Unrealized gains on available for sale securities:
Unrealized holding gains arising during period	2,028	3,664	4,038	2,883
Amortization of unrealized holding gains on securities transferred from available for sale to held to maturity	—	—	—	(1)
Reclassification adjustment for losses included in net income	—	—	—	34
Income tax expense	(426)	(769)	(846)	(646)
Total other comprehensive income	1,602	2,895	3,192	2,270
Comprehensive income	$19,592	$19,447	$56,298	$50,293

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statement of Stockholders’ Equity

(In thousands, except share and per share data) (Unaudited)

						Accumulated
	Serial		Additional			Other	Total
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive	Stockholders'
	Stock	Stock	Capital	Earnings	Stock	Income (loss)	Equity

Balance at January 1, 2024	$—	$115	$333,815	$348,001	$(53,387)	$(8,746)	$619,798
Net income	—	—	—	15,412	—	—	15,412
Other comprehensive loss	—	—	—	—	—	(665)	(665)
Purchase of treasury stock	—	—	—	—	(22,283)	—	(22,283)
Sale of treasury stock	—	—	—	—	55	—	55
Cash dividends ($0.35 per share)	—	—	—	(3,541)	—	—	(3,541)
Amortization of stock-based compensation	—	—	554	—	—	—	554
Vesting of restricted stock awards	—	—	(2,145)	—	2,145	—	—

Balance at March 31, 2024	—	115	332,224	359,872	(73,470)	(9,411)	609,330
Net income	—	—	—	16,059	—	—	16,059
Other comprehensive income	—	—	—	—	—	40	40
Purchase of treasury stock	—	—	—	—	(7,943)	—	(7,943)
Sale of treasury stock	—	—	—	—	65	—	65
Cash dividends ($0.35 per share)	—	—	—	(3,511)	—	—	(3,511)
Amortization of stock-based compensation	—	—	539	—	—	—	539

Balance at June 30, 2024	—	115	332,763	372,420	(81,348)	(9,371)	614,579
Net income	—	—	—	16,552	—	—	16,552
Other comprehensive income	—	—	—	—	—	2,895	2,895
Purchase of treasury stock	—	—	—	—	(1,701)	—	(1,701)
Sale of treasury stock	—	—	—	—	66	—	66
Cash dividends ($0.40 per share)	—	—	—	(4,036)	—	—	(4,036)
Amortization of stock-based compensation	—	—	540	—	—	—	540

Balance at September 30, 2024	$—	$115	$333,303	$384,936	$(82,983)	$(6,476)	$628,895

Balance at January 1, 2025	$—	$115	$333,842	$398,002	$(82,925)	$(9,351)	$639,683
Net income	—	—	—	18,241	—	—	18,241
Other comprehensive income	—	—	—	—	—	747	747
Purchase of treasury stock	—	—	—	—	(6,381)	—	(6,381)
Sale of treasury stock	—	—	—	—	64	—	64
Cash dividends ($0.45 per share)	—	—	—	(4,491)	—	—	(4,491)
Amortization of stock-based compensation	—	—	551	—	—	—	551
Vesting of restricted stock awards	—	—	(2,143)	—	2,143	—	—

Balance at March 31, 2025	—	115	332,250	411,752	(87,099)	(8,604)	648,414
Net income	—	—	—	16,875	—	—	16,875
Other comprehensive income	—	—	—	—	—	843	843
Purchase of treasury stock	—	—	—	—	(15,662)	—	(15,662)
Sale of treasury stock	—	—	—	—	527	—	527
Cash dividends ($3.95 per share)	—	—	—	(39,148)	—	—	(39,148)
Amortization of stock-based compensation	—	—	484	—	—	—	484

Balance at June 30, 2025	—	115	332,734	389,479	(102,234)	(7,761)	612,333
Net income	—	—	—	17,990	—	—	17,990
Other comprehensive income	—	—	—	—	—	1,602	1,602
Sale of treasury stock	—	—	—	—	74	—	74
Cash dividends ($0.45 per share)	—	—	—	(4,425)	—	—	(4,425)
Amortization of stock-based compensation	—	—	551	—	—	—	551

Balance at September 30, 2025	$—	$115	$333,285	$403,044	$(102,160)	$(6,159)	$628,125

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2025	2024

Cash flows from operating activities:
Net income	$53,106	$48,023
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,250	200
Depreciation and amortization of premises and equipment	1,795	1,689
Amortization of intangibles	3,799	4,404
Net accretion of securities	(2,786)	(2,597)
Amortization of stock-based compensation	1,586	1,633
Accretion of purchase accounting valuations	(2,359)	(4,014)
Net change in deferred loan fees and costs	(317)	(573)
Change in fair value of MSR and other investments	(1,239)	364
Loss from sale and disposal of premises and equipment	36	375
Net gain on sale of OREO and valuation allowance	(159)	(508)
Proceeds from sales of mortgage loans	105,893	78,340
Originations of mortgage loans held for sale	(105,827)	(78,826)
Gain on sales of mortgage loans	(1,154)	(873)
Realized loss on sale of securities	—	34
Undistributed income of Ansay joint venture	(3,648)	(3,420)
Net earnings on life insurance	(1,131)	(1,238)
Decrease (increase) in other assets	26	(402)
Decrease in other liabilities	(15,398)	(7,567)
Net cash provided by operating activities	33,473	35,044
Cash flows from investing activities:
Activity in securities available for sale and held to maturity:
Sales	—	10,206
Maturities, prepayments, and calls	274,461	101,821
Purchases	(207,768)	(98,701)
Net increase in loans	(110,563)	(122,846)
Dividends received from Ansay	1,902	1,599
Proceeds from sale of OREO	900	1,936
Net purchase of Federal Home Loan Bank (“FHLB”) stock	(3,411)	(1,247)
Proceeds from life insurance	1,899	1,411
Proceeds from sale of premises and equipment	1	2,380
Purchases of premises and equipment	(8,751)	(3,830)
Net cash used in investing activities	(51,330)	(107,271)

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statements of Cash Flows (Continued)

(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2025	2024

Cash flows from financing activities:
Net increase (decrease) in deposits	$(122,341)	$51,887
Net decrease in securities sold under repurchase agreements	—	(75,747)
Proceeds from advances of notes payable	100,000	140,000
Repayment of notes payable	(25,508)	(40,000)
Repayment of junior subordinated debentures	—	(4,124)
Dividends paid	(48,064)	(11,088)
Proceeds from sales of common stock	665	187
Repurchase of common stock	(22,043)	(31,928)
Net cash (used in) provided by financing activities	(117,291)	29,187
Net decrease in cash and cash equivalents	(135,148)	(43,040)
Cash and cash equivalents at beginning of period	261,332	247,468
Cash and cash equivalents at end of period	$126,184	$204,428

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$54,266	$48,391
Income taxes	11,369	10,286
Supplemental schedule of noncash activities:
MSR resulting from sale of loans	1,218	908
Change in unrealized gain on investment securities available for sale, net of tax	3,192	2,270

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

NOTE 2 – ACQUISTIONS

On July 18, 2025, the Company entered into an Agreement and Plan of Merger with Centre 1 Bancorp, Inc. (“Centre”), the parent company of First National Bank and Trust Company (“FNBT”), a community bank headquartered in Beloit, Wisconsin. Under the terms of the agreement, Centre will merge with and into the Company, and FNBT will merge with and into the Bank. The transaction is expected to close on January 1, 2026, subject to customary closing conditions including approval by the shareholders of Centre. Merger consideration will consist of common stock of the Company, with final terms based on the fair market value of the Company’s common stock at closing. Based on combined results as of September 30, 2025, the merged entity would have total assets of approximately $6.0 billion, loans of approximately $4.6 billion, and deposits of approximately $4.8 billion.

NOTE 3 – EARNINGS PER SHARE

The two-class method is used in the calculation of basic and diluted earnings per share. Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. There were no anti-dilutive stock options for the nine months ended September 30, 2025 or 2024.

The following table presents the factors used in the earnings per share computations for the period indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic
Net income available to common shareholders	$17,990	$16,552	$53,106	$48,023
Less: Earnings allocated to participating securities	(86)	(87)	(259)	(257)
Net income allocated to common shareholders	$17,904	$16,465	$52,847	$47,766

Weighted average common shares outstanding including participating securities	9,834,002	10,012,190	9,911,522	10,107,700
Less: Participating securities (1)	(46,727)	(52,634)	(48,383)	(54,024)
Average shares	9,787,275	9,959,556	9,863,139	10,053,676

Basic earnings per common share	$1.83	$1.65	$5.36	$4.75

Diluted
Net income available to common shareholders	$17,990	$16,552	$53,106	$48,023

Weighted average common shares outstanding for basic earnings per common share	9,787,275	9,959,556	9,863,139	10,053,676
Add: Dilutive effects of stock-based compensation awards	21,419	20,988	21,459	22,214
Average shares and dilutive potential common shares	9,808,694	9,980,544	9,884,598	10,075,890

Diluted earnings per common share	$1.83	$1.65	$5.36	$4.75
(1)	Participating securities are restricted stock awards whereby the stock certificates have been issued, are included in outstanding shares, receive dividends and can be voted, but have not vested.

NOTE 4 – SECURITIES

The following is a summary of available for sale securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
September 30, 2025
Obligations of U.S. Government sponsored agencies	$23,569	$—	$(2,238)	$21,331
Obligations of states and political subdivisions	61,509	88	(4,868)	56,729
Mortgage-backed securities	75,185	234	(1,118)	74,301
Corporate notes	15,673	—	(909)	14,764
Total available for sale securities	$175,936	$322	$(9,133)	$167,125

December 31, 2024
U.S. Treasury securities	$99,656	$—	$—	$99,656
Obligations of U.S. Government sponsored agencies	27,766	1	(3,026)	24,741
Obligations of states and political subdivisions	62,992	3	(6,638)	56,357
Mortgage-backed securities	29,826	3	(1,836)	27,993
Corporate notes	15,669	—	(1,355)	14,314
Total available for sale securities	$235,909	$7	$(12,855)	$223,061

The following is a summary of held to maturity securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
September 30, 2025
U.S. Treasury securities	$104,428	$1,381	$(274)	$105,535
Obligations of states and political subdivisions	2,395	—	—	2,395
Total held to maturity securities	$106,823	$1,381	$(274)	$107,930

December 31, 2024
U.S. Treasury securities	$107,561	$224	$(1,556)	$106,229
Obligations of states and political subdivisions	3,195	—	—	3,195
Total held to maturity securities	$110,756	$224	$(1,556)	$109,424

The following table shows the fair value and gross unrealized losses of securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		Greater Than 12 Months		Total
							Number
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	of
	Value	Losses	Value	Losses	Value	Losses	Securities

September 30, 2025 - Available for Sale
Obligations of U.S. Government sponsored agencies	$921	$(12)	$20,410	$(2,226)	$21,331	$(2,238)	24
Obligations of states and political subdivisions	—	—	45,377	(4,868)	45,377	(4,868)	57
Mortgage-backed securities	10,199	(18)	25,155	(1,100)	35,354	(1,118)	95
Corporate notes	—	—	13,603	(909)	13,603	(909)	9
Totals	$11,120	$(30)	$104,545	$(9,103)	$115,665	$(9,133)	185

September 30, 2025 - Held to Maturity
U.S. Treasury securities	$5,340	$(4)	$27,430	$(270)	$32,770	$(274)	19

December 31, 2024 - Available for Sale
Obligations of U.S. Government sponsored agencies	$1,177	$(23)	$22,069	$(3,003)	$23,246	$(3,026)	24
Obligations of states and political subdivisions	10,380	(129)	44,686	(6,509)	55,066	(6,638)	77
Mortgage-backed securities	3,913	(140)	23,863	(1,696)	27,776	(1,836)	100
Corporate notes	—	—	13,168	(1,355)	13,168	(1,355)	9
Totals	$15,470	$(292)	$103,786	$(12,563)	$119,256	$(12,855)	210

December 31, 2024 - Held to Maturity
U.S. Treasury securities	$46,456	$(1,045)	$31,322	$(511)	$77,778	$(1,556)	48

As of September 30, 2025, and December 31, 2024, no allowance for credit losses has been recognized on available for sale securities in an unrealized loss position as the Company does not believe any of the debt securities are credit impaired. This is based on the Company’s analysis of the risk characteristics, including credit ratings, and other qualitative factors related to these securities. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. As of September 30, 2025, the Company did not intend to sell these securities and it was more likely than not that the Company would not be required to sell the debt securities before recovery of their amortized cost, which may be at maturity. The unrealized losses have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration.

Furthermore, based on its analysis the Company has determined that held to maturity securities have zero expected credit losses. U.S. Treasury securities have the full faith and credit backing of the United States Government.

The following is a summary of amortized cost and estimated fair value of securities by contractual maturity as of September 30, 2025. Contractual maturities will differ from expected maturities for mortgage-backed securities because borrowers may have the right to call or prepay obligations without penalties.

	Available for Sale		Held to Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$830	$830	$23,851	$23,748
Due after one year through 5 years	22,114	21,948	36,305	36,525
Due after 5 years through 10 years	43,710	40,039	46,667	47,657
Due after 10 years	34,097	30,007	—	—
Subtotal	100,751	92,824	106,823	107,930
Mortgage-backed securities	75,185	74,301	—	—
Total	$175,936	$167,125	$106,823	$107,930

As of September 30, 2025 and December 31, 2024, the carrying values of securities pledged to secure public deposits and for other purposes required or permitted by law were approximately $143.7 million and $273.4 million, respectively.

There were no sales of securities available for sale during the three months ended September 30, 2025 and 2024, or the nine months ended September 30, 2025. Sales of securities available for sale produced $10.2 million in proceeds with immaterial gross losses for the nine months ended September 30, 2024.

NOTE 5 – LOANS, ALLOWANCE FOR CREDIT LOSSES, AND CREDIT QUALITY

The following table presents total loans by portfolio segment and class of loan as of September 30, 2025 and December 31, 2024:

	2025	2024
Commercial/industrial	$655,127	$590,874
Commercial real estate - owner occupied	862,140	847,056
Commercial real estate - non-owner occupied	510,651	509,342
Multi-family	372,335	326,573
Construction and development	262,839	278,639
Residential 1‑4 family	897,196	895,684
Consumer	57,154	55,164
Other	13,664	15,593
Subtotals	3,631,106	3,518,925
ACL - Loans	(44,501)	(44,151)
Loans, net of ACL - Loans	3,586,605	3,474,774
Deferred loan fees, net	(1,443)	(1,757)
Loans, net	$3,585,162	$3,473,017

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

The Company utilized the high-end range of the Federal Reserve Bank Open Market Committee forecast for national unemployment and the low-end range for national GDP growth at September 30, 2025 and December 31, 2024. As of September 30, 2025, the Company anticipates the national unemployment rate to rise during the forecast period and the national GDP growth rate to rise slightly. The Company utilized long-term averages for the remaining loss drivers.

A roll forward of the ACL-Loans is summarized as follows:

	Three Months Ended		Nine Months Ended		Year Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024	December 31, 2024
Beginning Balance	$44,292	$45,118	$44,151	$43,609	$43,609
Provision for credit losses	250	400	1,200	1,100	100
Charge-offs	(52)	(366)	(911)	(444)	(566)
Recoveries	11	60	61	947	1,008
Net (charge-offs) recoveries	(41)	(306)	(850)	503	442
Ending Balance	$44,501	$45,212	$44,501	$45,212	$44,151

A summary of the activity in the ACL - Loans by loan type for the nine months ended September 30, 2025 is summarized as follows:

		Commercial	Commercial
		Real Estate -	Real Estate -		Construction
	Commercial /	Owner	Non - Owner	Multi-	and	Residential
	Industrial	Occupied	Occupied	Family	Development	1-4 Family	Consumer	Other	Total
ACL - Loans - January 1, 2025	$6,737	$9,334	$5,213	$3,739	$5,223	$12,684	$1,084	$137	$44,151
Charge-offs	(23)	(802)	—	—	—	(1)	(42)	(43)	(911)
Recoveries	5	—	—	—	—	36	9	11	61
Provision	321	1,423	(338)	437	(506)	(236)	51	48	1,200
ACL - Loans - September 30, 2025	$7,040	$9,955	$4,875	$4,176	$4,717	$12,483	$1,102	$153	$44,501

A summary of the activity in the ACL – Loans by loan type for the nine months ended September 30, 2024 is summarized as follows:

		Commercial	Commercial
		Real Estate -	Real Estate -		Construction
	Commercial /	Owner	Non - Owner	Multi-	and	Residential
	Industrial	Occupied	Occupied	Family	Development	1-4 Family	Consumer	Other	Total
ACL - Loans - January 1, 2024	$8,471	$9,537	$6,055	$4,755	$3,581	$10,522	$615	$73	$43,609
Charge-offs	(26)	(294)	—	—	—	(44)	(7)	(73)	(444)
Recoveries	3	909	—	—	—	9	7	19	947
Provision	(318)	54	(17)	(131)	848	522	27	115	1,100
ACL - Loans - September 30, 2024	$8,130	$10,206	$6,038	$4,624	$4,429	$11,009	$642	$134	$45,212

In addition to the ACL-Loans, the Company has established an allowance for credit losses on unfunded commitments (“ACL-Unfunded Commitments”), classified in other liabilities on the consolidated balance sheets. This allowance is maintained to absorb losses arising from unfunded loan commitments, and is determined quarterly based on methodology similar to the methodology for determining the ACL-Loans. The ACL - Unfunded Commitments was $3.0 million and $2.9 million at September 30, 2025 and December 31, 2024, respectively. See Note 11 for further information on commitments.

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

	Three Months Ended		Nine Months Ended		Year Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024	December 31, 2024
Provision for credit losses on:
Loans	$250	$400	$1,200	$1,100	$100
Unfunded Commitments	400	(400)	50	(900)	(900)
Total provision for credit losses	$650	$—	$1,250	$200	$(800)

The Company’s past due and non-accrual loans as of September 30, 2025 is summarized as follows:

		90 Days			Non-Accrual
	30-89 Days	or more			with no
	Past Due	Past Due	Non-		related
	Accruing	and Accruing	Accrual	Total	allowance
Commercial/industrial	$203	$32	$5,393	$5,628	$246
Commercial real estate - owner occupied	177	2,785	3,579	6,541	—
Commercial real estate - non-owner occupied	—	—	—	—	—
Multi-family	111	—	—	111	—
Construction and development	—	2	—	2	—
Residential 1‑4 family	1,296	633	1,348	3,277	1,347
Consumer	163	40	51	254	51
Other	—	—	—	—	—
	$1,950	$3,492	$10,371	$15,813	$1,644

The Company’s past due and non-accrual loans as of December 31, 2024 is summarized as follows:

		90 Days			Non-Accrual
	30-89 Days	or more			with no
	Past Due	Past Due	Non-		related
	Accruing	and Accruing	Accrual	Total	allowance
Commercial/industrial	$50	$328	$2,268	$2,646	$1
Commercial real estate - owner occupied	446	—	3,525	3,971	800
Commercial real estate - non-owner occupied	—	—	493	493	493
Multi-family	—	—	—	—	—
Construction and development	90	—	—	90	—
Residential 1‑4 family	1,317	1,294	511	3,122	511
Consumer	108	48	29	185	29
Other	—	—	—	—	—
	$2,011	$1,670	$6,826	$10,507	$1,834

Interest recognized on non-accrual loans is considered immaterial to the consolidated financial statements for the nine months ended September 30, 2025 and 2024.

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

The following tables present collateral dependent loans by portfolio segment and collateral type, including those loans with and without a related allowance allocation. A significant portion of the loan balances in these tables and essentially all of the allowance allocations relate to PCD loans which were acquired from Hometown Bancorp, Ltd. in February 2023. Real estate collateral primarily consists of operating facilities of the underlying borrowers. Other business assets collateral primarily consists of equipment, receivables and inventory of the underlying borrowers.

Collateral Type
As of September 30, 2025		Other		Without an	With an	Allowance
	Real Estate	Business Assets	Total	Allowance	Allowance	Allocation
Commercial/industrial	$—	$5,147	$5,147	$—	$5,147	$1,400
Commercial real estate - owner occupied	6,364	—	6,364	2,994	3,371	1,188
Commercial real estate - non-owner occupied	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Construction and development	—	—	—	—	—	—
Residential 1‑4 family	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total Loans	$6,364	$5,147	$11,511	$2,994	$8,518	$2,588

Collateral Type
As of December 31, 2024		Other		Without an	With an	Allowance
	Real Estate	Business Assets	Total	Allowance	Allowance	Allocation
Commercial/industrial	$—	$2,266	$2,266	$—	$2,266	$1,290
Commercial real estate - owner occupied	6,322	—	6,322	800	5,522	1,104
Commercial real estate - non-owner occupied	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Construction and development	—	—	—	—	—	—
Residential 1‑4 family	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total Loans	$6,322	$2,266	$8,588	$800	$7,788	$2,394

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

	Amortized Cost Basis by Origination Year
As of September 30, 2025								Revolving
	2025	2024	2023	2022	2021	Prior	Revolving	to Term	Total
Commercial/industrial
Grades 1-4	$72,527	$65,537	$46,706	$51,268	$41,144	$53,400	$125,301	$-	$455,883
Grade 5	37,522	8,615	7,718	4,512	6,210	2,216	56,704	-	123,497
Grade 6	-	6,096	289	39,852	-	-	5,571	-	51,808
Grade 7	186	162	877	2,674	7,889	4,965	7,186	-	23,939
Grade 8	-	-	-	-	-	-	-	-	-
Total	$110,235	$80,410	$55,590	$98,306	$55,243	$60,581	$194,762	$-	$655,127
Current-period gross charge-offs	$-	$-	$23	$-	$-	$-	$-	$-	$23
Commercial real estate - owner occupied
Grades 1-4	$33,619	$89,347	$48,889	$89,814	$123,618	$204,917	$20,431	$-	$610,635
Grade 5	42,711	48,716	20,530	21,025	32,131	42,056	1,183	-	208,352
Grade 6	1,059	-	-	-	394	1,814	-	-	3,267
Grade 7	5,187	690	1,761	3,944	4,571	23,168	565	-	39,886
Grade 8	-	-	-	-	-	-	-	-	-
Total	$82,576	$138,753	$71,180	$114,783	$160,714	$271,955	$22,179	$-	$862,140
Current-period gross charge-offs	$-	$802	$-	$-	$-	$-	$-	$-	$802
Commercial real estate - non-owner occupied
Grades 1-4	$42,685	$31,516	$51,819	$57,391	$111,830	$128,820	$8,766	$-	$432,827
Grade 5	4,464	19,540	3,691	3,739	13,404	21,084	125	-	66,047
Grade 6	-	-	-	432	1,222	1,302	-	-	2,956
Grade 7	-	-	-	1,450	5,792	1,579	-	-	8,821
Grade 8	-	-	-	-	-	-	-	-	-
Total	$47,149	$51,056	$55,510	$63,012	$132,248	$152,785	$8,891	$-	$510,651
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Multi-family
Grades 1-4	$23,660	$15,555	$37,557	$31,545	$97,880	$145,020	$2,948	$-	$354,165
Grade 5	-	13,743	996	766	-	-	-	-	15,505
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	-	440	-	-	-	2,225	-	-	2,665
Grade 8	-	-	-	-	-	-	-	-	-
Total	$23,660	$29,738	$38,553	$32,311	$97,880	$147,245	$2,948	$-	$372,335
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Construction and development
Grades 1-4	$53,771	$35,728	$20,580	$59,909	$8,799	$7,415	$1,858	$-	$188,060
Grade 5	7,398	31,921	32,922	1,398	-	139	119	-	73,897
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	-	-	-	-	-	882	-	-	882
Grade 8	-	-	-	-	-	-	-	-	-
Total	$61,169	$67,649	$53,502	$61,307	$8,799	$8,436	$1,977	$-	$262,839
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Residential 1‑4 family
Grades 1-4	$65,168	$87,246	$82,463	$158,038	$155,658	$212,490	$112,824	$-	$873,887
Grade 5	4,443	2,209	2,169	3,222	841	2,149	1,831	-	16,864
Grade 6	-	-	180	305	-	173	-	-	658
Grade 7	110	114	170	528	683	3,057	1,125	-	5,787
Grade 8	-	-	-	-	-	-	-	-	-
Total	$69,721	$89,569	$84,982	$162,093	$157,182	$217,869	$115,780	$-	$897,196
Current-period gross charge-offs	$-	$-	$-	$-	$-	$1	$-	$-	$1
Consumer
Grades 1-4	$21,050	$15,880	$9,335	$5,063	$2,284	$3,135	$310	$-	$57,057
Grade 5	-	-	-	-	-	-	-	-	-
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	10	35	4	7	6	35	-	-	97
Grade 8	-	-	-	-	-	-	-	-	-
Total	$21,060	$15,915	$9,339	$5,070	$2,290	$3,170	$310	$-	$57,154
Current-period gross charge-offs	$-	$8	$21	$13	$-	$-	$-	$-	$42
Other
Grades 1-4	$473	$947	$93	$315	$440	$10,655	$484	$-	$13,407
Grade 5	-	-	135	23	-	-	99	-	257
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	-	-	-	-	-	-	-	-	-
Grade 8	-	-	-	-	-	-	-	-	-
Total	$473	$947	$228	$338	$440	$10,655	$583	$-	$13,664
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$43	$-	$43

Total Loans	$416,043	$474,037	$368,884	$537,220	$614,796	$872,696	$347,430	$-	$3,631,106
Total current-period gross charge-offs	$-	$810	$44	$13	$-	$1	$43	$-	$911

	Amortized Cost Basis by Origination Year
As of December 31, 2024								Revolving
	2024	2023	2022	2021	2020	Prior	Revolving	to Term	Total
Commercial/industrial
Grades 1-4	$87,354	$66,249	$73,634	$58,296	$47,555	$21,121	$100,727	$-	$454,936
Grade 5	16,551	4,736	48,143	5,976	4,272	319	24,179	-	104,176
Grade 6	274	403	608	1,027	1,483	-	3,640	-	7,435
Grade 7	362	1,694	2,809	8,508	2,880	1,792	6,282	-	24,327
Grade 8	-	-	-	-	-	-	-	-	-
Total	$104,541	$73,082	$125,194	$73,807	$56,190	$23,232	$134,828	$-	$590,874
Current-period gross charge-offs	$-	$-	$9	$15	$-	$2	$-	$-	$26
Commercial real estate - owner occupied
Grades 1-4	$87,227	$52,984	$97,543	$150,781	$85,351	$165,348	$18,408	$-	$657,642
Grade 5	35,416	17,763	19,031	19,838	8,671	40,461	1,295	-	142,475
Grade 6	-	-	3,095	1,262	4,183	1,930	369	-	10,839
Grade 7	149	-	6,139	1,424	1,792	25,304	1,292	-	36,100
Grade 8	-	-	-	-	-	-	-	-	-
Total	$122,792	$70,747	$125,808	$173,305	$99,997	$233,043	$21,364	$-	$847,056
Current-period gross charge-offs	$-	$-	$-	$293	$-	$1	$-	$-	$294
Commercial real estate - non-owner occupied
Grades 1-4	$28,799	$55,712	$63,985	$131,184	$53,095	$107,730	$9,895	$-	$450,400
Grade 5	14,950	3,655	2,827	3,074	3,573	15,190	-	-	43,269
Grade 6	-	-	1,489	412	-	2,589	1,565	-	6,055
Grade 7	-	-	-	5,907	351	3,161	199	-	9,618
Grade 8	-	-	-	-	-	-	-	-	-
Total	$43,749	$59,367	$68,301	$140,577	$57,019	$128,670	$11,659	$-	$509,342
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate - multi-family
Grades 1-4	$1,724	$26,209	$32,891	$100,950	$71,584	$82,936	$3,385	$-	$319,679
Grade 5	779	1,014	1,307	994	-	118	-	-	4,212
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	442	-	-	-	-	2,240	-	-	2,682
Grade 8	-	-	-	-	-	-	-	-	-
Total	$2,945	$27,223	$34,198	$101,944	$71,584	$85,294	$3,385	$-	$326,573
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Construction and development
Grades 1-4	$66,756	$45,018	$60,063	$11,608	$3,666	$4,921	$1,566	$-	$193,598
Grade 5	23,486	52,351	2,529	1,033	603	199	522	-	80,723
Grade 6	233	-	-	-	-	-	-	-	233
Grade 7	-	676	-	2,489	160	760	-	-	4,085
Grade 8	-	-	-	-	-	-	-	-	-
Total	$90,475	$98,045	$62,592	$15,130	$4,429	$5,880	$2,088	$-	$278,639
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Residential 1‑4 family
Grades 1-4	$97,627	$96,036	$177,940	$170,734	$138,976	$100,537	$93,957	$-	$875,807
Grade 5	2,785	2,970	3,519	1,054	1,011	1,621	1,064	-	14,024
Grade 6	-	151	350	-	-	197	-	-	698
Grade 7	-	-	536	561	191	2,900	967	-	5,155
Grade 8	-	-	-	-	-	-	-	-	-
Total	$100,412	$99,157	$182,345	$172,349	$140,178	$105,255	$95,988	$-	$895,684
Current-period gross charge-offs	$-	$-	$-	$-	$-	$44	$-	$-	$44
Consumer
Grades 1-4	$25,766	$12,581	$8,063	$3,825	$2,774	$1,624	$466	$-	$55,099
Grade 5	-	-	-	-	-	-	-	-	-
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	10	11	15	9	-	20	-	-	65
Grade 8	-	-	-	-	-	-	-	-	-
Total	$25,776	$12,592	$8,078	$3,834	$2,774	$1,644	$466	$-	$55,164
Current-period gross charge-offs	$88	$15	$4	$-	$3	$-	$-	$-	$110
Other
Grades 1-4	$1,901	$119	$573	$483	$605	$9,070	$2,557	$-	$15,308
Grade 5	-	50	31	-	-	-	204	-	285
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	-	-	-	-	-	-	-	-	-
Grade 8	-	-	-	-	-	-	-	-	-
Total	$1,901	$169	$604	$483	$605	$9,070	$2,761	$-	$15,593
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$92	$-	$92

Total Loans	$492,591	$440,382	$607,120	$681,429	$432,776	$592,088	$272,539	$-	$3,518,925
Total current-period gross charge-offs	$88	$15	$13	$308	$3	$47	$92	$-	$566

Loans that were both experiencing financial difficulty and were modified during the nine months ended September 30, 2025 and 2024, were insignificant to these consolidated financial statements.

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

Following is an analysis of activity in the MSR asset:

	Nine Months Ended	Year Ended
	September 30, 2025	December 31, 2024
Fair value at beginning of period	$13,369	$13,668

Servicing asset additions	1,218	1,343
Loan payments and payoffs	(1,402)	(1,735)
Changes in valuation inputs and assumptions used in the valuation model	511	93
Amount recognized through earnings	327	(299)
Fair value at end of period	$13,696	$13,369

Unpaid principal balance of loans serviced for others	$1,184,374	$1,172,311
Mortgage servicing rights as a percent of loans serviced for others	1.16	1.14

The primary economic assumptions utilized by the Company in measuring the value of MSRs were constant prepayment speeds of 7.8 and 8.2 months as of September 30, 2025 and December 31, 2024, respectively, and discount rates of 10.18% as of each of those periods. The constant prepayment speeds are obtained from publicly available sources for each of the loan programs the Company originates under.

NOTE 7 – NOTES PAYABLE

The Company utilizes FHLB advances to fund liquidity. The Company had outstanding balances borrowed from the FHLB of $210.0 million at September 30, 2025 and $135.5 million as of December 31, 2024. The advances, rate, and maturities of FHLB advances were as follows:

			September 30,	December 31,
	Maturity	Rate	2025	2024
Fixed rate, fixed term	06/30/2025	5.16%	$—	$25,000
Fixed rate, fixed term	10/21/2025	4.24%	100,000	—
Fixed rate, fixed term	03/23/2026	4.02%	10,000	10,000
Fixed rate, fixed term	05/26/2026	1.95%	5,000	5,000
Fixed rate, fixed term	06/29/2026	4.77%	15,000	15,000
Fixed rate, fixed term	03/23/2027	3.91%	10,000	10,000
Fixed rate, fixed term	06/28/2027	4.57%	15,000	15,000
Fixed rate, fixed term	03/23/2028	3.85%	10,000	10,000
Fixed rate, fixed term	07/05/2028	4.41%	20,000	20,000
Fixed rate, fixed term	07/09/2029	4.31%	25,000	25,000
Fixed rate, fixed term	04/22/2030	0.00%	—	508
			210,000	135,508
Adjustment due to purchase accounting			(59)	(136)
			$209,941	$135,372

Future maturities of borrowings were as follows:

	September 30,	December 31,
	2025	2024
1 year or less	$130,000	$25,000
1 to 2 years	25,000	30,000
2 to 3 years	30,000	25,000
3 to 4 years	25,000	30,000
4 to 5 years	—	25,000
Over 5 years	—	508
	$210,000	$135,508

As of September 30, 2025, the Company had borrowing availability at the FHLB totaling $381.7 million in addition to the existing borrowings noted in the tables above.

NOTE 8 – SUBORDINATED NOTES AND JUNIOR SUBORDINATED DEBENTURES

During July 2020, the Company entered into subordinated note agreements with two separate commercial banks. The Company had through December 31, 2020, to borrow funds up to a maximum availability of $6.0 million under each agreement, or $12.0 million total. These notes were issued with 10-year maturities, carried interest at a fixed rate of 5.0% through June 30, 2025, and carry a variable rate thereafter, payable quarterly. These notes are callable on or after January 1, 2026 and qualify for Tier 2 capital for regulatory purposes. The Company had outstanding balances of $6.0 million under these agreements at September 30, 2025 and December 31, 2024.

During August 2022, the Company entered into subordinated note agreements with an individual. The Company had outstanding balances of $6.0 million under these agreements as of September 30, 2025 and December 31, 2024. These notes were issued with 10-year maturities, carry interest at a fixed rate of 5.25% through August 6, 2027, and at a variable rate thereafter, payable quarterly. These notes are callable on or after August 6, 2027 and qualify for Tier 2 capital for regulatory purposes.

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

Under regulatory guidance for non-advanced approaches institutions, the Bank and Company are required to maintain minimum amounts and ratios of common equity Tier I capital to risk-weighted assets, including an additional conservation buffer determined by banking regulators. As of September 30, 2025 and December 31, 2024, this buffer was 2.5%. The Bank met all capital adequacy requirements to which they are subject as of September 30, 2025 and December 31, 2024.

Actual and required capital amounts and ratios are presented below at period-end:

							To Be Well
					Minimum Capital		Capitalized Under
			For Capital		Adequacy with		Prompt Corrective
	Actual		Adequacy Purposes		Capital Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2025
Total capital (to risk-weighted assets):
Company	$499,593	13.29%	$300,769	8.00%	$394,760	10.50%	NA	NA
Bank	$456,004	12.14%	$300,550	8.00%	$394,472	10.50%	$375,688	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$444,287	11.82%	$225,577	6.00%	$319,568	8.50%	NA	NA
Bank	$412,698	10.99%	$225,413	6.00%	$319,335	8.50%	$300,550	8.00%
Common Equity Tier 1 capital (to risk-weighted assets):
Company	$444,287	11.82%	$169,183	4.50%	$263,173	7.00%	NA	NA
Bank	$412,698	10.99%	$169,060	4.50%	$262,982	7.00%	$244,197	6.50%
Tier 1 capital (to average assets):
Company	$444,287	10.67%	$166,523	4.00%	$166,523	4.00%	NA	NA
Bank	$412,698	9.91%	$166,503	4.00%	$166,503	4.00%	$208,129	5.00%
December 31, 2024
Total capital (to risk-weighted assets):
Company	$509,763	14.14%	$288,325	8.00%	$378,427	10.50%	NA	NA
Bank	$438,549	12.18%	$288,152	8.00%	$378,200	10.50%	$360,190	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$457,749	12.70%	$216,244	6.00%	$306,346	8.50%	NA	NA
Bank	$398,535	11.06%	$216,114	6.00%	$306,162	8.50%	$288,152	8.00%
Common Equity Tier 1 capital (to risk-weighted assets):
Company	$457,749	12.70%	$162,183	4.50%	$252,285	7.00%	NA	NA
Bank	$398,535	11.06%	$162,086	4.50%	$252,133	7.00%	$234,124	6.50%
Tier 1 capital (to average assets):
Company	$457,749	10.96%	$167,134	4.00%	$167,134	4.00%	NA	NA
Bank	$398,535	9.54%	$167,019	4.00%	$167,019	4.00%	$208,774	5.00%

NOTE 10 – SEGMENT INFORMATION

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate-lock commitments). Rate-lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements and for fixed rate commitments also considers the difference between current levels of interest rates and committed rates. The notional amount of rate-lock commitments at September 30, 2025 and December 31, 2024 was approximately $27.7 million and $8.2 million, respectively. The fair value of these rate-lock commitments are not material to these financial statements and have not been recorded.

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

The following commitments were outstanding:

	Notional Amount
	September 30, 2025	December 31, 2024

Commitments to extend credit:
Fixed	$54,411	$46,856
Variable	730,231	706,353
Credit card arrangements	25,451	24,399
Letters of credit	11,904	11,055

NOTE 12 – FAIR VALUE MEASUREMENTS

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

Information regarding the fair value of assets measured at fair value on a recurring basis is as follows:

	Instruments	Markets	Other	Significant
	Measured	for Identical	Observable	Unobservable
	At Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2025
Assets
Securities available for sale
Obligations of U.S. Government sponsored agencies	$21,331	$—	$21,331	$—
Obligations of states and political subdivisions	56,729	—	56,729	—
Mortgage-backed securities	74,301	—	74,301	—
Corporate notes	14,764	—	14,764	—
Mortgage servicing rights	13,696	—	13,696	—

December 31, 2024
Assets
Securities available for sale
U.S. Treasury securities	$99,656	$99,656	$—	$—
Obligations of U.S. Government sponsored agencies	24,741	—	24,741	—
Obligations of states and political subdivisions	56,357	—	56,357	—
Mortgage-backed securities	27,993	—	27,993	—
Corporate notes	14,314	—	14,314	—
Mortgage servicing rights	13,369	—	13,369	—

There were no assets measured on a recurring basis using significant unobservable inputs (Level 3) during these periods. Furthermore, there were no liabilities measured on a recurring basis during the periods.

Information regarding the fair value of assets measured at fair value on a non-recurring basis is as follows:

		Quoted Prices
		In Active	Significant
	Assets	Markets	Other	Significant
	Measured	for Identical	Observable	Unobservable
	At Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2025
Loans individually evaluated, net of reserve	$8,923	$—	$—	$8,923

December 31, 2024
OREO	$741	$—	$—	$741
Loans individually evaluated, net of reserve	6,194	—	—	6,194
	$6,935	$—	$—	$6,935

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
As of September 30, 2025
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

The carrying value and estimated fair value of financial instruments not measured and reported at fair value on a recurring or non-recurring basis at September 30, 2025 and December 31, 2024 are as follows:

	Carrying
September 30, 2025	amount	Level 1	Level 2	Level 3	Total

Financial assets:
Cash and cash equivalents	$126,184	$126,184	$—	$—	$126,184
Securities held to maturity	106,823	105,535	2,395	—	107,930
Loans held for sale	4,175	—	4,175	—	4,175
Loans, net	3,585,162	—	—	3,455,063	3,455,063
Other investments	26,966	—	—	26,966	26,966
Financial liabilities:
Deposits	$3,538,761	$—	$—	$3,295,651	$3,295,651
Notes payable	209,941	—	209,941	—	209,941
Subordinated notes	12,000	—	12,000	—	12,000

	Carrying
December 31, 2024	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$261,332	$261,332	$—	$—	$261,332
Securities held to maturity	110,756	106,229	3,195	—	109,424
Loans held for sale	3,088	—	3,088	—	3,088
Loans, net	3,473,017	—	—	3,285,498	3,285,498
Other investments	22,643	—	—	22,643	22,643
Financial liabilities:
Deposits	$3,661,073	$—	$—	$3,388,650	$3,388,650
Notes payable	135,372	—	135,372	—	135,372
Subordinated notes	12,000	—	12,000	—	12,000

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

NOTE 13 – STOCK BASED COMPENSATION

The Company has made restricted share grants pursuant to the Bank First Corporation 2011 Equity Plan and the Bank First Corporation 2020 Equity Plan, which replaced the 2011 Plan. The purpose of the Plan is to provide financial incentives for selected employees and for the non-employee Directors of the Company, thereby promoting the long-term growth and financial success of the Company. The number of shares of Company stock that may be issued pursuant to awards under the 2020 Plan shall not exceed, in the aggregate, 700,000. As of September 30, 2025, 124,570 shares of Company stock have been awarded under the 2020 Plan. Compensation expense for restricted stock is based on the fair value of the awards of Bank First Corporation common stock at the time of grant. The value of restricted stock grants that are expected to vest is amortized into expense over the vesting periods. For the three months ended September 30, 2025 and 2024, compensation expense of $0.6 million and $0.5 million, respectively, was recognized related to restricted stock awards. For the nine months ended September 30, 2025 and 2024, compensation expense of $1.6 million and $1.6 million, respectively, was recognized related to restricted stock awards.

As of September 30, 2025, there was $2.7 million of unrecognized compensation cost related to non-vested restricted stock awards granted under the plan. That cost is expected to be recognized over a weighted average period of 1.5 years. The aggregate grant date fair value of restricted stock awards that vested during the nine months ended September 30, 2025, was approximately $2.1 million.

	For the period ended		For the period ended
	September 30, 2025		September 30, 2024
		Weighted-		Weighted-
		Average Grant-		Average Grant-
	Shares	Date Fair Value	Shares	Date Fair Value
Restricted Stock
Outstanding at beginning of period	52,634	$79.27	58,196	$72.28
Granted	23,616	105.76	24,581	85.85
Vested	(28,290)	75.74	(30,143)	71.14
Forfeited or cancelled	(1,233)	80.17	—	—
Outstanding at end of period	46,727	$94.77	52,634	$79.27

re

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2024, included in our Annual Report and with our unaudited condensed accompanying notes set forth in this Quarterly Report on Form 10-Q for the quarterly period September 30, 2025.

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

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

The following tables present certain selected historical consolidated financial data as of the dates or for the period indicated:

	At or for the Three Months Ended					At or for the Nine Months Ended
(In thousands, except per share data)	9/30/2025	6/30/2025	3/31/2025	12/31/2024	9/30/2024	9/30/2025	9/30/2024

Results of Operations:
Interest income	$55,456	$54,575	$55,048	$53,754	$54,032	$165,079	$152,651
Interest expense	17,203	17,873	18,511	18,193	18,149	53,587	50,412
Net interest income	38,253	36,702	36,537	35,561	35,883	111,492	102,239
Provision for credit losses	650	200	400	(1,000)	—	1,250	200
Net interest income after provision for credit losses	37,603	36,502	36,137	36,561	35,883	110,242	102,039
Noninterest income	5,953	4,921	6,588	4,513	4,893	17,462	15,167
Noninterest expense	21,086	20,756	20,604	19,286	20,100	62,446	59,481
Income before income tax expense	22,470	20,667	22,121	21,788	20,676	65,258	57,725
Income tax expense	4,480	3,792	3,880	4,248	4,124	12,152	9,702
Net income	$17,990	$16,875	$18,241	$17,540	$16,552	$53,106	$48,023

Earnings per common share - basic	$1.83	$1.71	$1.82	$1.75	$1.65	$5.36	$4.75
Earnings per common share - diluted	1.83	1.71	1.82	1.75	1.65	5.36	4.75

Common Shares:
Basic weighted average	9,787,275	9,854,306	9,950,970	9,959,379	9,959,556	9,863,139	10,053,676
Diluted weighted average	9,808,694	9,868,739	9,972,152	9,988,781	9,980,544	9,884,598	10,075,890
Outstanding	9,834,083	9,833,476	9,973,276	10,012,088	10,011,428	9,834,083	10,011,428

Noninterest income / noninterest expense:
Service charges	$2,106	$2,053	$2,011	$2,119	$2,189	$6,170	$5,924
Income from Ansay	1,314	1,153	1,181	82	1,062	3,648	3,420
Loan servicing income	736	733	732	744	733	2,201	2,194
Valuation adjustment on mortgage servicing rights	250	(99)	175	18	(344)	326	(317)
Net gain on sales of mortgage loans	482	338	334	424	377	1,154	873
Other noninterest income	1,065	743	2,155	1,126	876	3,963	3,073
Total noninterest income	$5,953	$4,921	$6,588	$4,513	$4,893	$17,462	$15,167

Personnel expense	$10,498	$10,427	$10,985	$9,886	$10,118	$31,910	$31,015
Occupancy, equipment and office	1,567	1,922	1,591	1,445	1,598	5,080	4,512
Data processing	2,506	2,620	2,444	2,687	2,502	7,570	7,005
Postage, stationery and supplies	165	259	217	224	221	641	708
Net gain (loss) on sales and valuations of other real estate owned	—	(159)	—	(186)	—	(159)	(508)
Net loss on sales of securities	—	—	—	—	—	—	34
Advertising	78	61	65	78	61	204	235
Charitable contributions	143	274	476	200	183	893	593
Federal deposit insurance	540	630	630	495	495	1,800	1,355
Outside service fees	1,818	1,135	788	1,135	1,103	3,741	3,425
Amortization of intangibles	1,228	1,273	1,298	1,389	1,429	3,799	4,404
Other noninterest expense	2,543	2,314	2,110	1,933	2,390	6,967	6,703
Total noninterest expense	$21,086	$20,756	$20,604	$19,286	$20,100	$62,446	$59,481

Period-end balances:
Cash and cash equivalents	$126,184	$120,328	$300,865	$261,332	$204,427	$126,184	$204,427
Investment securities available-for-sale, at fair value	167,125	167,209	163,743	223,061	128,438	167,125	128,438
Investment securities held-to-maturity, at cost	106,823	109,854	110,241	110,756	109,236	106,823	109,236
Loans	3,629,663	3,580,357	3,548,070	3,517,168	3,470,920	3,629,663	3,470,920
Allowance for credit losses - loans	(44,501)	(44,292)	(43,749)	(44,151)	(45,212)	(44,501)	(45,212)
Premises and equipment	78,027	75,667	72,670	71,108	69,710	78,027	69,710
Goodwill and other intangibles, net	192,510	193,738	195,011	196,309	197,698	192,510	197,698
Mortgage Servicing Rights	13,696	13,445	13,544	13,369	13,351	13,696	13,351
Other Assets	150,884	148,776	144,670	146,108	145,930	150,884	145,930
Total assets	4,420,411	4,365,082	4,505,065	4,495,060	4,294,498	4,420,411	4,294,498

Deposits	3,538,761	3,595,424	3,674,218	3,661,073	3,484,741	3,538,761	3,484,741
Borrowings	221,941	121,915	146,890	147,372	147,346	221,941	147,346
Other liabilities	31,584	35,410	35,543	46,932	33,516	31,584	33,516
Total liabilities	3,792,286	3,752,749	3,856,651	3,855,377	3,665,603	3,792,286	3,665,603

Stockholders’ equity	628,125	612,333	648,414	639,683	628,895	628,125	628,895

Book value per common share	63.87	62.27	65.02	63.89	62.82	63.87	62.82
Tangible book value per common share (1)	44.30	42.57	45.46	44.28	43.07	44.30	43.07

Average balances:
Loans	$3,600,259	$3,560,945	$3,541,995	$3,482,974	$3,450,423	$3,567,946	$3,402,001
Interest-earning assets	3,948,304	4,006,981	4,100,846	3,962,690	3,833,968	4,018,150	3,757,468
Total assets	4,350,555	4,407,112	4,498,891	4,360,469	4,231,112	4,418,310	4,157,121
Deposits	3,573,341	3,596,755	3,672,039	3,545,694	3,435,172	3,613,685	3,427,741
Interest-bearing liabilities	2,709,808	2,762,544	2,837,182	2,655,609	2,583,382	2,769,379	2,521,031
Goodwill and other intangibles, net	193,250	194,503	195,752	196,966	198,493	194,493	199,948
Stockholders’ equity	620,153	623,861	645,708	634,137	620,821	629,813	614,965

Financial ratios (2):
Return on average assets	1.64%	1.54%	1.64%	1.60%	1.56%	1.61%	1.54%
Return on average common equity	11.51%	10.85%	11.46%	11.00%	10.61%	11.27%	10.43%
Average equity to average assets	14.25%	14.16%	14.35%	14.54%	14.67%	14.25%	14.79%
Stockholders’ equity to assets	14.21%	14.03%	14.39%	14.23%	14.64%	14.21%	14.64%
Tangible equity to tangible assets (1)	10.30%	10.04%	10.52%	10.31%	10.53%	10.30%	10.53%
Loan yield	5.76%	5.66%	5.68%	5.56%	5.73%	5.70%	5.55%
Earning asset yield	5.61%	5.50%	5.49%	5.44%	5.64%	5.53%	5.46%
Cost of funds	2.52%	2.59%	2.65%	2.73%	2.79%	2.59%	2.67%
Net interest margin, taxable equivalent	3.88%	3.72%	3.65%	3.61%	3.76%	3.75%	3.67%
Net loan charge-offs to average loans	—%	—%	0.09%	0.01%	0.04%	0.03%	(0.03)%
Nonperforming loans to total loans	0.38%	0.38%	0.19%	0.24%	0.32%	0.38%	0.32%
Nonperforming assets to total assets	0.31%	0.31%	0.17%	0.21%	0.28%	0.31%	0.28%
Allowance for credit losses - loans to total loans	1.23%	1.24%	1.23%	1.26%	1.30%	1.23%	1.30%
(1)	These measures are not measures prepared in accordance with GAAP, and are therefore considered to be non-GAAP financial measures. See “GAAP reconciliation and management explanation of non-GAAP financial measures” for a reconciliation of these measures to their most comparable GAAP measures.
(2)	Income statement-related ratios for partial year periods are annualized.

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

	At or for the Three Months Ended					At or for the Nine Months Ended
(In thousands, except per share data)	9/30/2025	6/30/2025	3/31/2025	12/31/2024	9/30/2024	9/30/2025	9/30/2024
Tangible Assets
Total assets	$4,420,411	$4,365,082	$4,505,065	$4,495,060	$4,294,498	$4,420,411	$4,294,498
Adjustments:
Goodwill	(175,106)	(175,106)	(175,106)	(175,106)	(175,106)	(175,106)	(175,106)
Core deposit intangible, net of amortization	(17,404)	(18,632)	(19,905)	(21,203)	(22,592)	(17,404)	(22,592)
Tangible assets	$4,227,901	$4,171,344	$4,310,054	$4,298,751	$4,096,800	$4,227,901	$4,096,800

Tangible Common Equity
Total stockholders’ equity	$628,125	$612,333	$648,414	$639,683	$628,895	$628,125	$628,895
Adjustments:
Goodwill	(175,106)	(175,106)	(175,106)	(175,106)	(175,106)	(175,106)	(175,106)
Core deposit intangible, net of amortization	(17,404)	(18,632)	(19,905)	(21,203)	(22,592)	(17,404)	(22,592)
Tangible common equity	$435,615	$418,595	$453,403	$443,374	$431,197	$435,615	$431,197

Book value per common share	$63.87	$62.27	$65.02	$63.89	$62.82	$63.87	$62.82
Tangible book value per common share	44.30	42.57	45.46	44.28	43.07	44.30	43.07

Total stockholders’ equity to total assets	14.21%	14.03%	14.39%	14.23%	14.64%	14.21%	14.64%
Tangible common equity to tangible assets	10.30%	10.04%	10.52%	10.31%	10.53%	10.30%	10.53%

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2025 and September 30, 2024

General. Net income increased $1.4 million to $18.0 million for three months ended September 30, 2025, compared to $16.6 million for the same period in 2024. This increase is primarily driven from new and renewed loans pricing at higher yields while deposits, particularly certificates, continue to reprice lower.

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

Net interest and dividend income increased by $2.4 million to $38.3 million for the three months ended September 30, 2025 compared to $35.9 million for three months ended September 30, 2024. Total average interest-earning assets were $3.95 billion for the three months ended September 30, 2025, up from $3.83 billion for the same period in 2024. In addition, average rates paid on interest-bearing liabilities declined from 2.79% for the three months ended September 30, 2024, to 2.52% for the three months ended September 30, 2025. Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes on both volume and mix and pricing decisions, and external factors include changes in market interest rates, competition and the shape of the interest rate yield curve.

Interest Income. Total interest income increased $1.4 million, or 2.6%, to $55.4 million for the three months ended September 30, 2025 compared to $54.0 million for the same period in 2024. A combination of yields on newly originated loans during the quarter exceeding the portfolio average as well as strong yield improvements on maturing loans which renewed during the quarter resulted in a 10 basis point increase in the average rate earned on the Bank’s loan portfolio compared to the prior quarter. The average balance of interest-earning assets increased by $114.3 million during the three months ended September 30, 2025 compared to the same period in 2024. These improvements were offset by a reduction of $0.9 million in interest income from the accretion of purchase accounting fair value marks during the third quarter of 2025 compared to the prior-year third quarter.

Interest Expense. Interest expense decreased $0.9 million, or 5.2%, to $17.2 million for the three months ended September 30, 2025 compared to $18.1 million for the same period in 2024.

Interest expense on interest-bearing deposits decreased by $0.7 million to $15.8 million for the three months ended September 30, 2025 compared to $16.5 million for the same period in 2024. The average balance and rate of interest-bearing deposits was $2.59 billion and 2.42% for the three months ended September 30, 2025, compared to $2.44 billion and 2.69% for the same period in 2024. The Bank's cost of funds decreased by 0.27% from the third quarter of 2024, including a decrease of 0.54% in the average rate paid on the Bank's interest checking and 0.56% in average rate paid on the Bank’s certificate of deposits.

Other borrowed funds, the Company’s highest-cost source of funding, saw average balances decline by $0.9 million to $5.7 million during the third quarter of 2025 compared to $6.6 million during the same period in the prior year. Rates paid on these funds remained consistent, leading to a decline of $0.2 million in interest expense.

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

We recorded a provision of $0.7 million for credit loss during the three months ended September 30, 2025 compared to no provision for credit loss during the same period in 2024. Economic forecasts, primarily US gross domestic product projections, increased slightly during the third quarter of 2025 while projections for unemployment also increased. We incurred minimal net charge-offs during the three months ended September 30, 2025 compared to net charge-offs of $0.3 million during the three months ended September 30, 2024. The Bank’s loan portfolio continues to exhibit very little credit stress. The ACL - Loans was $44.5 million, or 1.23% of total loans, at September 30, 2025 compared to $45.2 million, or 1.30% of total loans at September 30, 2024.

Noninterest Income. Noninterest income is an important component of our total revenues. A significant portion of our noninterest income has historically been associated with service charges and income from the Bank’s unconsolidated subsidiary, Ansay. Other sources of noninterest income include loan servicing fees and gains on sales of mortgage loans.

Noninterest income increased $1.1 million to $6.0 million for the three months ended September 30, 2025 compared to $4.9 million for the same period in 2024. Income provided by the Bank’s investment in Ansay totaled $1.3 million during the third quarter of 2025, up $0.3 million from the prior-year third quarter. Positive valuation adjustments to the Bank’s MSRs totaling $0.2 million during the third quarter of 2025 compared favorably to $0.3 million in negative valuation adjustments during the third quarter of 2024. Finally, gains on sales of mortgage loans totaled $0.5 million during the third quarter of 2025, up from $0.4 million in the prior-year third quarter.

The major components of our noninterest income are listed below:

	Three Months Ended September 30,
	2025	2024	$ Change	% Change

(in thousands)	(In thousands)
Noninterest Income
Service charges	$2,106	$2,189	$(83)	(4)%
Income from Ansay	1,314	1,062	252	24%
Loan servicing income	736	733	3	0%
Valuation adjustment on MSR	250	(344)	594	NM
Net gain on sales of mortgage loans	482	377	105	28%
Other	1,065	876	189	22%
Total noninterest income	$5,953	$4,893	$1,060	22%

Noninterest Expense. Noninterest expense increased $1.0 million to $21.1 million for the three months ended September 30, 2025 compared to $20.1 million for the same period in 2024. The primary driver of elevated noninterest expenses in the most recent quarter was outside service fees which totaled $1.8 million, up $0.7 million from the prior-year third quarter. Outside service fees related to the Company’s acquisition of Centre, scheduled to close on January 1, 2026, totaled $0.9 million during the third quarter of 2025. Increases in personnel expense from the third quarter of 2024 to the third quarter of 2025 were primarily the result of standard cost-of-living and merit compensation adjustments.

The major components of our noninterest expense are listed below:

	Three Months Ended September 30,
	2025	2024	$ Change	% Change

	(In thousands)
Noninterest Expense
Salaries, commissions, and employee benefits	$10,498	$10,118	$380	4%
Occupancy	1,567	1,598	(31)	(2)%
Data processing	2,506	2,502	4	0%
Postage, stationary, and supplies	165	221	(56)	(25)%
Advertising	78	61	17	28%
Charitable contributions	143	183	(40)	(22)%
Federal deposit insurance	540	495	45	9%
Outside service fees	1,818	1,103	715	65%
Amortization of intangibles	1,228	1,429	(201)	(14)%
Other	2,543	2,390	153	6%
Total noninterest expenses	$21,086	$20,100	$986	5%

Income Tax Expense. We recorded a provision for income taxes of $4.5 million for the three months ended September 30, 2025 compared to a provision of $4.1 million for the same period during 2024, reflecting effective tax rates of 19.9% for both periods. The effective tax rates were reduced from the statutory federal and state income tax rates during both periods as a result of tax-exempt interest income produced by certain qualifying loans and investments in the Bank’s portfolios.

In July 2025, the One Big Beautiful Bill Act (“OBBA”) was enacted, permanently extending several tax provisions originally introduced under the 2017 Tax Cuts and Jobs Act which were set to expire at the end of 2025. The OBBA also introduces changes to certain U.S. corporate tax rules, most of which take effect in 2026. We have completed an initial evaluation of the provisions of this bill and do not expect any material changes to our effective tax rate or results of operations.

Results of Operations for the Nine Months Ended September 30, 2025 and September 30, 2024

General. Net income increased $5.1 million to $53.1 million for the nine months ended September 30, 2025, compared to $48.0 million for the same period in 2024. The Bank’s net income continues to benefit from new and renewed loans being priced at higher yields, while deposits continue to reprice lower.

Net Interest Income. Net interest and dividend income increased by $9.3 million to $111.5 million for the nine months ended September 30, 2025 compared to $102.2 million for nine months ended September 30, 2024. As discussed earlier, the rise in net interest income was mainly driven by the repricing of new and renewed loans in a higher interest rate environment and overall growth in interest-earning assets. Comparing the first nine months of 2025 to the first nine months of 2024, rates earned on interest-earning assets increased by 0.07% while average interest-earning assets increased by $260.7 million. Tax equivalent net interest margin increased 0.08% to 3.75% for the nine months ended September 30, 2025, up from 3.67% for the same period in 2024. Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes on both volume and mix and pricing decisions, and external factors include changes in market interest rates, competition and the shape of the interest rate yield curve.

Interest Income. Total interest income increased $12.4 million, or 8.1%, to $165.1 million for the nine months ended September 30, 2025 compared to $152.7 million for the same period in 2024. The increase in total interest income was primarily due to the aforementioned increase in rates earned on higher average interest-earning assets over recent quarters.

Interest Expense. Interest expense increased $3.2 million, or 6.3%, to $53.6 million for the nine months ended September 30, 2025 compared to $50.4 million for the same period in 2024. The increase in interest expense was primarily due to elevated balances in average interest-bearing liabilities. The average balance of interest-bearing liabilities increased by $248.3 million during the first nine months of 2025 compared to the same period in 2024. Offsetting the cost of these higher levels of average interest-bearing liabilities was a decline in the average interest rate paid on these balances which declined from 2.67% for the first three quarters of 2024 to 2.59% for the first three quarters of 2025.

Interest expense on interest-bearing deposits totaled $48.8 million and $47.7 million for the nine months ended September 30, 2025 and 2024, respectively. The average cost of interest-bearing deposits was 2.48% for the nine months ended September 30, 2025, compared to 2.61% for the same period in 2024.

Provision for Credit Losses. We recorded a provision for credit losses of $1.3 million for the nine months ended September 30, 2025 compared to $0.2 million for the same period in 2024. The increased provision for the first nine months of 2025 was primarily related to loan growth. We recorded net charge-offs of $0.8 million for the nine months ended September 30, 2025 compared to net recoveries of $0.5 million for the same period in 2024. The ACL - Loans was $44.5 million, or 1.23% of total loans, at September 30, 2025 compared to $45.2 million, or 1.30% of total loans at September 30, 2024.

Noninterest Income. Noninterest income is an important component of our total revenues.

Noninterest income increased $2.3 million to $17.5 million for the nine months ended September 30, 2025 compared to $15.2 million for the same period in 2024. Income provided by the Bank’s investment in Ansay & Associates, LLC totaled $3.6 million through the third quarter of 2025, up $0.2 million from the first nine months of the prior year. Positive valuation adjustments to the Bank’s MSRs totaling $0.3 million during the first three quarters of 2025 compared favorably to $0.3 million in negative valuation adjustments during the first three quarters of 2024. Net gain on sales of mortgage loans totaled $1.2 million through the first nine months of 2025, up $0.3 million from the first nine months of 2024 as lower prevailing mortgage interest rates have positively impacted retail lending. Finally, during the first nine months of 2025 the Bank recognized $1.1 million in gains from death benefits tied to its bank-owned life insurance portfolio, compared to $0.5 million of similar gains during the first nine months of 2024. These amounts are recorded under other noninterest income.

The major components of our noninterest income are listed below:

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change

	(In thousands)
Noninterest Income
Service Charges	$6,170	$5,924	$246	4%
Income from Ansay	3,648	3,420	228	7%
Loan Servicing income	2,201	2,194	7	0%
Valuation adjustment on MSR	326	(317)	643	NM
Net gain on sales of mortgage loans	1,154	873	281	32%
Other	3,963	3,073	890	29%
Total noninterest income	$17,462	$15,167	$2,295	15%

Noninterest Expense. Noninterest expense increased $2.9 million to $62.4 million for the nine months ended September 30, 2025 compared to $59.5 million for the same period in 2024. Occupancy expense increased by $0.6 million, or 12.6%, in the year-over-year third quarters due to branch construction and remodel projects competed during the first nine months of 2025. Data processing expense increased by $0.6 million, or 8.1%, in the year-over-year third quarters due to elevated expenditures related to the Bank’s upgrade of its digital banking platform during 2025. Outside service fees were elevated through nine months of 2025 due to $0.9 million in expenses related to the Company’s acquisition of Centre. Federal deposit insurance increased primarily due to elevated deposit levels which occurred late in the fourth quarter of 2024 and persisted through much of the first three quarters of 2025. Finally, gains on sales and valuations of OREO totaling $0.2 million during the first three quarters of 2025 was less than similar gains of $0.5 million during the first three quarters of 2024.

The major components of our noninterest expense are listed below:

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change

	(In thousands)
Noninterest Expense
Salaries, commissions, and employee benefits	$31,910	$31,015	$895	3%
Occupancy	5,080	4,512	568	13%
Data processing	7,570	7,005	565	8%
Postage, stationary, and supplies	641	708	(67)	(9)%
Net gain on sales and valuations of other real estate owned	(159)	(508)	349	(69)%
Net loss on sales of securities	—	34	(34)	(100)%
Advertising	204	235	(31)	(13)%
Charitable contributions	893	593	300	51%
Federal deposit insurance	1,800	1,355	445	33%
Outside service fees	3,741	3,425	316	9%
Amortization of intangibles	3,799	4,404	(605)	(14)%
Other	6,967	6,703	264	4%
Total noninterest expenses	$62,446	$59,481	$2,965	5%

Income Tax Expense. We recorded a provision for income taxes of $12.2 million for the nine months ended September 30, 2025 compared to a provision of $9.7 million for the same period during 2024, reflecting effective tax rates of 18.6% and 16.8%, respectively. The Company’s home state passed tax legislation during the third quarter of 2023 which exempted income from a significant portion of the Company’s loans from taxation in Wisconsin. Final rules relating to qualifying loans under this legislation were not published until the first quarter of 2024. Based on these final rules, the Company was able to further reduce its estimated tax liability from 2023 by $1.3 million, resulting in the lower provision for income taxes and effective tax rate during the first nine months of 2024. The effective tax rates were reduced from the statutory federal and state income tax rates during both periods as a result of tax-exempt interest income produced by certain qualifying loans and investments in the Bank’s portfolios.

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

The following tables set forth the distribution of our average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the periods indicated:

	Three Months Ended
	September 30, 2025			September 30, 2024
		Interest			Interest
	Average	Income/	Rate Earned/ Paid	Average	Income/	Rate Earned/ Paid
	Balance	Expenses (1)	(1)	Balance	Expenses (1)	(1)

	(dollars in thousands)
ASSETS
Interest-earning assets
Loans (2)
Taxable	$3,475,420	$200,735	5.78%	$3,340,597	$192,615	5.77%
Tax-exempt	124,839	6,532	5.23%	109,826	5,161	4.70%
Securities
Taxable (available for sale)	158,821	6,747	4.25%	117,064	6,375	5.45%
Tax-exempt (available for sale)	31,172	1,109	3.56%	32,911	1,116	3.39%
Taxable (held to maturity)	106,160	4,248	4.00%	106,490	4,211	3.95%
Tax-exempt (held to maturity)	2,395	65	2.71%	3,196	84	2.63%
Cash and due from banks	49,497	2,199	4.44%	123,884	6,728	5.43%
Total interest-earning assets	3,948,304	221,635	5.61%	3,833,968	216,290	5.64%
Non interest-earning assets	446,841			442,248
Allowance for credit losses - loans	(44,590)			(45,104)
Total assets	$4,350,555			$4,231,112
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Checking accounts	$424,093	$9,549	2.25%	$382,388	$10,680	2.79%
Savings accounts	845,872	12,397	1.47%	820,631	12,656	1.54%
Money market accounts	660,912	16,086	2.43%	601,409	14,997	2.49%
Certificates of deposit	637,208	23,820	3.74%	625,573	26,890	4.30%
Brokered deposits	17,929	720	4.02%	8,918	357	4.00%
Total interest-bearing deposits	2,586,014	62,572	2.42%	2,438,919	65,580	2.69%
Other borrowed funds	123,794	5,678	4.59%	144,463	6,622	4.58%
Total interest-bearing liabilities	2,709,808	68,250	2.52%	2,583,382	72,202	2.79%
Non-interest bearing liabilities
Demand deposits	987,327			996,253
Other liabilities	33,267			30,656
Total liabilities	3,730,402			3,610,291
Shareholders’ equity	620,153			620,821
Total liabilities & shareholders’ equity	$4,350,555			$4,231,112
Net interest income on a fully taxable equivalent basis		153,385			144,088
Less taxable equivalent adjustment		(1,619)			(1,336)
Net interest income		$151,766			$142,752
Net interest spread (3)			3.09%			2.85%
Net interest margin (4)			3.88%			3.76%
(1).	Annualized on a fully taxable equivalent basis calculated using a federal tax rate of 21% for the three months ended September 30, 2025 and 2024.
(2).	Nonaccrual loans are included in average amounts outstanding.
(3).	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4).	Net interest margin represents net interest income on a fully tax equivalent basis as a percentage of average interest-earning assets.

	Nine Months Ended
	September 30, 2025			September 30, 2024
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expenses (1)	Paid (1)	Balance	Expenses (1)	Paid (1)

	(dollars in thousands)
ASSETS
Interest-earning assets
Loans (2)
Taxable	$3,439,635	$196,628	5.72%	$3,293,762	$183,971	5.59%
Tax-exempt	128,311	6,744	5.26%	108,239	4,970	4.59%
Securities
Taxable (available for sale)	166,060	7,203	4.34%	134,281	6,221	4.63%
Tax-exempt (available for sale)	31,569	1,124	3.56%	33,242	1,132	3.41%
Taxable (held to maturity)	106,856	4,266	3.99%	106,957	4,248	3.97%
Tax-exempt (held to maturity)	2,662	72	2.70%	3,515	92	2.62%
Cash and due from banks	143,057	6,340	4.43%	77,472	4,573	5.90%
Total interest-earning assets	4,018,150	222,377	5.53%	3,757,468	205,207	5.46%
Non interest-earning assets	444,452			444,055
Allowance for loan losses	(44,292)			(44,402)
Total assets	$4,418,310			$4,157,121
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Checking accounts	$464,551	$11,239	2.42%	$401,363	$11,337	2.82%
Savings accounts	838,609	12,226	1.46%	816,202	12,253	1.50%
Money market accounts	670,599	16,302	2.43%	611,257	14,783	2.42%
Certificates of deposit	637,211	24,726	3.88%	606,988	25,174	4.15%
Brokered deposits	19,365	783	4.04%	3,491	131	3.75%
Total interest-bearing deposits	2,630,335	65,276	2.48%	2,439,301	63,678	2.61%
Other borrowed funds	139,044	6,369	4.58%	81,730	3,662	4.48%
Total interest-bearing liabilities	2,769,379	71,645	2.59%	2,521,031	67,340	2.67%
Non-interest bearing liabilities
Demand deposits	983,350			988,440
Other liabilities	35,768			32,685
Total liabilities	3,788,497			3,542,156
Shareholders’ equity	629,813			614,965
Total liabilities & shareholders' equity	$4,418,310			$4,157,121
Net interest income on a fully taxable equivalent basis		150,732			137,867
Less taxable equivalent adjustment		(1,667)			(1,301)
Net interest income		$149,065			$136,566
Net interest spread (3)			2.95%			2.79%
Net interest margin (4)			3.75%			3.67%
(1).	Annualized on a fully taxable equivalent basis calculated using a federal tax rate of 21% for the nine months ended September 30, 2025 and 2024.
(2).	Nonaccrual loans are included in average amounts outstanding.
(3).	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4).	Net interest margin represents net interest income on a fully tax equivalent basis as a percentage of average interest-earning assets.

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

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Compared with			Compared with
	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Increase/(Decrease) Due to Change in			Increase/(Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total

	(dollars in thousands)			(dollars in thousands)
Interest income
Loans
Taxable	$7,787	$333	$8,120	$8,273	$4,384	$12,657
Tax-exempt	749	622	1,371	997	777	1,774
Securities
Taxable (AFS)	1,965	(1,593)	372	1,398	(416)	982
Tax-exempt (AFS)	(60)	53	(7)	(58)	50	(8)
Taxable (HTM)	(13)	50	37	(4)	22	18
Tax-exempt (HTM)	(22)	3	(19)	(23)	3	(20)
Cash and due from banks	(3,476)	(1,053)	(4,529)	3,126	(1,359)	1,767
Total interest income	6,930	(1,585)	5,345	13,709	3,461	17,170
Interest expense
Deposits
Checking accounts	1,084	(2,215)	(1,131)	1,651	(1,749)	(98)
Savings accounts	382	(641)	(259)	332	(359)	(27)
Money market accounts	1,455	(366)	1,089	1,442	77	1,519
Certificates of deposit	492	(3,562)	(3,070)	1,218	(1,666)	(448)
Brokered Deposits	362	1	363	641	11	652
Total interest bearing deposits	3,775	(6,783)	(3,008)	5,284	(3,686)	1,598
Other borrowed funds	(948)	4	(944)	2,624	83	2,707
Total interest expense	2,827	(6,779)	(3,952)	7,908	(3,603)	4,305
Change in net interest income	$4,103	$5,194	$9,297	$5,801	$7,064	$12,865

CHANGES IN FINANCIAL CONDITION

Total Assets. Total assets decreased $74.6 million, or 1.7%, to $4.42 billion at September 30, 2025, from $4.50 billion at December 31, 2024.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $135.1 million to $126.2 million at September 30, 2025, from $261.3 million at December 31, 2024. Declines in cash and cash equivalents were caused by $112.1 million in loan growth during the first nine months of 2025 corresponding with decreases of $122.3 million in deposit balances. Increases in short-term notes payable during the third quarter of 2025 only partially offset the impact of these items on cash and cash equivalents.

Investment Securities. The carrying value of total investment securities decreased by $59.9 million to $273.9 million at September 30, 2025, from $333.8 million at December 31, 2024. The decrease in investments was primarily attributed to the maturity of short-duration securities during the first quarter of 2025. These investments were acquired during the fourth quarter of 2024 to meet heightened needs for collateral due to a seasonal increase in collateralized deposits.

Loans. Net loans increased by $112.1 million, totaling $3.59 billion at September 30, 2025 compared to $3.47 billion at December 31, 2024.

Deposits. Deposits decreased $122.3 million, or 3.3%, to $3.54 billion at September 30, 2025 from $3.66 billion at December 31, 2024.

Borrowings. At September 30, 2025, borrowings consisted of advances from the FHLB of Chicago and subordinated debt to other banks and an individual. FHLB borrowings increased $74.5 million, or 55.1%, to $209.9 million at September 30, 2025 from $135.4 million at December 31, 2024. The Company executed a three week borrowing from the FHLB of Chicago totaling $100.0 million on the final day of the most recent quarter to enhance its liquidity position due to seasonal lows in customer core deposits. Subordinated debt remained stable at $12.0 million at September 30, 2025 and December 31, 2024.

Stockholders’ Equity. Total stockholders’ equity decreased $11.6 million, or 1.8%, to $628.1 million at September 30, 2025 from $639.7 million at December 31, 2024. Repurchases of the Company’s common stock totaling $22.0 million and dividends declared totaling $48.1 million offset the positive impact of earnings totaling $53.1 million during the first nine months of the year.

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

Our loan portfolio is our most significant earning asset, comprising 82.2% and 78.3% of our total assets as of September 30, 2025 and December 31, 2024, respectively. Our strategy is to grow our loan portfolio by originating quality commercial and consumer loans that comply with our credit policies and that produce revenues consistent with our financial objectives. We believe our loan portfolio is well-balanced, which provides us with the opportunity to grow while monitoring our loan concentrations.

Loans increased $112.5 million, or 3.2%, to $3.63 billion as of September 30, 2025 compared to $3.52 billion as of December 31, 2024. This increase during the first nine months of 2025 was primarily driven by solid demand for new credit from our existing customer relationships. This growth was comprised of an increase of $64.3 million or 10.9% in commercial and industrial loans, an increase of $15.2 million or 1.8% in owner occupied commercial real estate loans, an increase of $1.3 million or 0.3% in non-owner occupied commercial real estate, an increase of $45.6 million or 14.0% in multi-family loans, a decrease of $15.5 million or 5.6% in construction and development loans, an increase of $1.6 million or 0.2% in residential 1-4 family loans and a negligible increase in consumer and other loans.

The following table presents the balance and associated percentage of each major category in our loan portfolio:

	September 30, 2025		December 31, 2024		September 30, 2024
	Amount	% of Total	Amount	% of Total	Amount	% of Total

	(dollars in thousands)
Commercial & industrial	$654,452	18%	$590,184	17%	$611,313	18%
Commercial real estate
Owner occupied	861,651	24%	846,480	24%	813,851	23%
Non-owner occupied	510,535	14%	509,257	15%	512,427	15%
Multi-family	372,031	10%	326,408	9%	329,458	9%
Construction & development	262,439	7%	277,971	8%	246,445	7%
Residential 1-4 family	897,518	25%	895,886	25%	886,551	26%
Consumer	57,371	2%	55,387	2%	55,647	2%
Other loans	13,666	—%	15,595	—%	15,226	—%
Total Loans	$3,629,663	100%	$3,517,168	100%	$3,470,918	100%

Loan categories

The principal categories of our loan portfolio are discussed below:

Commercial and Industrial (C&I). Our C&I portfolio totaled $654.4 million and $590.2 million at September 30, 2025 and December 31, 2024, respectively, and represented 18% of our total loans as of September 30, 2025 and 17% of our total loans as of December 31, 2024.

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

Commercial Real Estate (CRE). Our CRE loan portfolio totaled $1.74 billion and $1.68 billion at September 30, 2025 and December 31, 2024, respectively, and represented 48% of our total loans at those dates. The growth in our CRE loan portfolio through the first nine months of 2025 consisted primarily of multi-family real estate as developers respond to a shortage of available dwellings in our markets. Management views owner occupied CRE as an extension of C&I lending as typically the primary repayment source on these loans is operating profits from the underlying business.

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

Construction and Development (C&D). Our C&D loan portfolio totaled $262.4 million and $278.0 million at September 30, 2025 and December 31, 2024, respectively, and represented 7% of our total loans as of September 30, 2025 and 8% of our total loans as of December 31, 2024.

Our C&D loans are generally for the purpose of creating value out of real estate through construction and development work, and also include loans used to purchase recreational use land. Borrowers typically provide a copy of a construction or development contract which is subject to bank acceptance prior to loan approval. Disbursements are handled by a title company. Borrowers are required to inject their own equity into the project prior to any note proceeds being disbursed. These loans are, by their nature, intended to be short term and are refinanced into other loan types at the end of the construction and development period. This short term and transitory nature causes the total balances in this loan category to increase and decrease from period-to-period.

Residential 1 – 4 Family. Residential 1 – 4 family loans held in portfolio amounted to $897.5 million and $895.9 million at September 30, 2025 and December 31, 2024, respectively, and represented 25% of our total loans at those dates.

We offer fixed and adjustable-rate residential mortgage loans with maturities up to 30 years. One-to-four family residential mortgage loans are generally underwritten according to Fannie Mae guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which is generally $806,500 for one-unit properties. In addition, we also offer loans above conforming lending limits typically referred to as “jumbo” loans. These loans are typically underwritten to the same guidelines as conforming loans; however, we may choose to hold a jumbo loan within its portfolio with underwriting criteria that does not exactly match conforming guidelines.

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

We were servicing mortgage loans sold to others without recourse of approximately $1.18 billion and $1.17 billion at September 30, 2025 and December 31, 2024, respectively.

Loans sold with the retention of servicing assets result in the capitalization of servicing rights. Loan servicing rights are carried at fair value. The net balance of capitalized servicing rights amounted to $13.7 million at September 30, 2025 and $13.4 million December 31, 2024.

Consumer Loans. Our consumer loan portfolio totaled $57.4 million and $55.4 million at September 30, 2025 and December 31, 2024, respectively, and represented 2% of our total loans at those dates. Consumer loans include secured and unsecured loans, lines of credit and personal installment loans.

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

Other Loans. Our other loans totaled $13.7 million and $15.6 million at September 30, 2025 and December 31, 2024, respectively, and are immaterial to the overall loan portfolio. The other loans category consists primarily of over-drafted depository accounts, loans utilized to purchase or carry securities and loans to nonprofit organizations.

Loan Portfolio Maturities.

The following tables summarize the dollar amount of loans maturing in our portfolio based on their loan type, fixed or variable rate of interest, and contractual terms to maturity at September 30, 2025. The tables do not include any estimate of prepayments, which can significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One Year or	One to Five	Five to Fifteen	Over Fifteen
	Less	Years	Years	Years	Total

	(dollars in thousands)
Commercial & industrial	$234,457	$286,411	$131,947	$1,637	$654,452
Commercial real estate
Owner Occupied	125,786	384,012	284,082	67,771	861,651
Non-owner Occupied	66,021	331,382	111,588	1,544	510,535
Multi-family	79,554	173,650	118,338	489	372,031
Construction & Development	48,647	94,610	39,928	79,254	262,439
Residential 1-4 family	24,272	91,927	185,118	596,201	897,518
Consumer and other	14,732	30,174	18,609	7,522	71,037
Total	$593,469	$1,392,166	$889,610	$754,418	$3,629,663
Fixed Rate Loans:
Commercial & industrial	$48,370	$201,410	$56,393	$—	$306,173
Commercial real estate
Owner Occupied	85,622	299,278	88,251	20,143	493,294
Non-owner Occupied	53,918	273,172	22,332	—	349,422
Multi-family	76,889	120,057	81,920	—	278,866
Construction & Development	31,387	69,125	10,577	42,833	153,922
Residential 1-4 family	13,451	74,713	145,448	266,446	500,058
Consumer and other	14,475	28,721	18,466	7,522	69,184
Total	$324,112	$1,066,476	$423,387	$336,944	$2,150,919
Floating Rate Loans:
Commercial & industrial	$186,087	$85,001	$75,554	$1,637	$348,279
Commercial real estate
Owner Occupied	40,164	84,734	195,831	47,628	368,357
Non-owner Occupied	12,103	58,210	89,256	1,544	161,113
Multi-family	2,665	53,593	36,418	489	93,165
Construction & Development	17,260	25,485	29,351	36,421	108,517
Residential 1-4 family	10,821	17,214	39,670	329,755	397,460
Consumer and other	257	1,453	143	—	1,853
Total	$269,357	$325,690	$466,223	$417,474	$1,478,744

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

Our nonperforming assets consist of nonperforming loans and foreclosed real estate. Nonperforming loans are those on which the accrual of interest has stopped, as well as loans that are contractually 90 days past due on which interest continues to accrue. The composition of our nonperforming assets is as follows:

	As of September 30,	As of December 31,	As of September 30,
	2025	2024	2024

	(dollars in thousands)
Nonperforming loans
Nonaccrual loans
Commercial & industrial	$5,393	$2,268	$5,590
Commercial real estate
Owner Occupied	3,579	3,525	3,909
Non-owner Occupied	—	493	—
Multi-family	—	—	—
Construction & Development	—	—	—
Residential 1-4 family	1,348	511	176
Consumer and other	51	29	18
Total nonaccrual loans	10,371	6,826	9,693
Loans past due > 90 days, but still accruing
Commercial & industrial	32	328	15
Commercial real estate
Owner Occupied	2,785	—	—
Non-owner Occupied	—	—	79
Multi-family	—	—	—
Construction & Development	2	—	86
Residential 1-4 family	633	1,294	1,282
Consumer and other	40	48	14
Total loans past due > 90 days, but still accruing	3,492	1,670	1,476
Total nonperforming loans	$13,863	$8,496	$11,169
OREO
Commercial real estate owned	$—	$—	$—
Residential real estate owned	—	—	—
Acquired bank property real estate owned	—	741	712
Total OREO	$—	$741	$712
Total nonperforming assets ("NPAs")	$13,863	$9,237	$11,881
Accruing modified loans to borrowers experiencing financial difficulty	$448	$16	$18
Ratios
Nonaccrual loans to total loans	0.29%	0.19%	0.28%
NPAs to total loans plus OREO	0.38%	0.26%	0.34%
NPAs to total assets	0.31%	0.21%	0.28%
ACL - Loans to nonaccrual loans	429%	647%	466%
ACL - Loans to total loans	1.23%	1.26%	1.30%

Nonaccrual Loans

Loans are typically placed on nonaccrual status when any payment of principal and/or interest is 90 days or more past due, unless the collateral is sufficient to cover both principal and interest and the loan is in the process of collection. Loans are also placed on nonaccrual status when management believes, after considering economic and business conditions, that the principal or interest will not be collectible in the normal course of business. We monitor closely the performance of our loan portfolio. In addition to the monitoring and review of loan performance internally, we have also contracted with an independent organization to review our commercial and retail loan portfolios. The status of delinquent loans, as well as situations identified as potential problems, are reviewed on a regular basis by senior management. The increase in nonaccrual loans through the first nine months of 2025 was primarily due to the deterioration of one customer relationship, which resulted in several loans being moved to nonaccrual status.

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

At September 30, 2025, the ACL - Loans was $44.5 million (representing 1.23% of period end loans). The Bank recorded a provision for credit losses of $1.2 million during the first three quarters of 2025. The ACL – Loans has remained consistent over recent quarters as economic conditions have remained stable and the Company’s overall asset quality remain strong. The Company recorded net charge-offs totaling $0.8 million during the first nine months of 2025.

The following table summarizes the changes in our ACL - Loans for the periods indicated:

	Nine months ended	Year ended	Nine months ended
	September 30,	December 31,	September 30,
	2025	2024	2024

	(dollars in thousands)
Balance of ACL - Loans at the beginning of period	$44,151	$43,609	$43,609
Adoption of CECL	—	—	—
ACL - Loans on PCD loans acquired	—	—	—
Net loans charged-off (recovered):
Commercial & industrial	18	2	23
Commercial real estate - owner occupied	802	(615)	(615)
Commercial real estate - non-owner occupied	—	—	—
Commercial real estate - multi-family	—	—	—
Construction & Development	—	—	—
Residential 1-4 family	(35)	31	35
Consumer	33	73	—
Other Loans	32	67	54
Total net loans charged-off (recovered)	850	(442)	(503)
Provision charged to operating expense	1,250	(800)	200
Transfer from (to) ACL - Unfunded Commitments	(50)	900	900
Balance of ACL - Loans at end of period	$44,501	$44,151	$45,212
Ratio of net charge-offs (recoveries) to average loans by loan composition
Commercial & industrial	—%	—%	—%
Commercial real estate - owner occupied	0.08%	(0.08)%	(0.07)%
Commercial real estate - non-owner occupied	—%	—%	—%
Commercial real estate - multi-family	—%	—%	—%
Construction & Development	—%	—%	—%
Residential 1-4 family	—%	—%	—%
Consumer	0.06%	0.14%	—%
Other Loans	0.22%	0.44%	0.36%
Total net charge-offs (recoveries) to average loans	0.02%	(0.01)%	(0.01)%

The following table summarizes an allocation of the ACL - Loans and the related percentage of loans outstanding in each category for the periods below.

	September 30,		December 31,		September 30,
	2025		2024		2024
		% of		% of		% of
(in thousands, except %)	Amount	Loans	Amount	Loans	Amount	Loans
Loan Type:
Commercial & industrial	$7,040	18%	$6,737	17%	$8,130	18%
Commercial real estate - owner occupied	9,955	24%	9,334	25%	10,206	23%
Commercial real estate - non-owner occupied	4,875	14%	5,213	14%	6,038	15%
Commercial real estate - multi-family	4,176	10%	3,739	9%	4,624	9%
Construction & development	4,717	7%	5,223	8%	4,429	7%
Residential 1-4 family	12,483	25%	12,684	25%	11,009	26%
Consumer	1,102	2%	1,084	2%	642	2%
Other loans	153	—%	137	—%	134	—%
Total allowance	$44,501	100%	$44,151	100%	$45,212	100%

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

Deposits. Our current deposit products include non-interest bearing and interest-bearing checking accounts, savings accounts, money market accounts, and certificate of deposits. As of September 30, 2025, deposit liabilities accounted for approximately 80.1% of our total liabilities and equity. We accept deposits primarily from customers in the communities in which our branches and offices are located, as well as from small businesses and other customers throughout our lending area. We rely on our competitive pricing and products, quality customer service, and convenient locations and hours to attract and retain deposits. Deposit rates and terms are based primarily on current business strategies, market interest rates, liquidity requirements and our deposit growth goals.

Total deposits were $3.54 billion and $3.66 billion as of September 30, 2025 and December 31, 2024, respectively. Noninterest-bearing deposits at September 30, 2025 and December 31, 2024, were $984.6 million and $1.02 billion, respectively, while interest-bearing deposits were $2.55 billion and $2.64 billion at September 30, 2025 and December 31, 2024, respectively. The Bank continues to see a shift in its deposit portfolio from noninterest-bearing deposits to interest-bearing deposits as prevailing interest rates have increased over the last several years.

At September 30, 2025, we had a total of $665.0 million in certificates of deposit, including $15.1 million of brokered deposits. Based on historical experience and our current pricing strategy, we believe we will retain a majority of these accounts upon maturity, although our long-term strategy is to minimize reliance on certificates of deposits by increasing relationship deposits in lower earning savings and demand deposit accounts.

The following tables set forth the average balances of our deposits for the periods indicated:

	Nine months ended		Year ended		Nine months ended
	September 30, 2025		December 31, 2024		September 30, 2024
	Amount	Percent	Amount	Percent	Amount	Percent

	(dollars in thousands)

Noninterest-bearing demand deposits	$983,350	27.2%	$1,000,772	29.0%	$988,440	28.9%
Interest-bearing checking deposits	464,551	12.9%	401,990	11.6%	401,363	11.7%
Savings deposits	838,609	23.2%	816,410	23.6%	816,202	23.8%
Money market accounts	670,599	18.6%	616,964	17.9%	611,257	17.8%
Certificates of deposit	637,211	17.6%	613,593	17.7%	606,988	17.7%
Brokered deposits	19,365	0.5%	7,662	0.2%	3,491	0.1%
Total	$3,613,685	100%	$3,457,391	100%	$3,427,741	100%

The following table provides information on maturities of certificates of deposits which exceed FDIC insurance limits of $250,000 as of September 30, 2025:

	Time Deposits over FDIC	Portion of Time Deposits in
	Insurance Limits	Excess of FDIC Insurance Limits

	(dollars in thousands)
3 months or less remaining	$46,587	$20,087
Over 3 to 6 months remaining	35,910	15,910
Over 6 to 12 months remaining	90,325	55,325
Over 12 months or more remaining	12,314	7,314
Total	$185,136	$98,636

Borrowings

The Company’s borrowings have historically consisted primarily of FHLB of Chicago advances collateralized by a blanket pledge agreement on the Company’s FHLB capital stock and retail and commercial loans held in the Company’s portfolio. There were $209.9 million and $135.4 million of advances outstanding from the FHLB at September 30, 2025 and December 31, 2024, respectively.

The total loans pledged as collateral were $1.10 billion and $1.47 billion at September 30, 2025 and December 31, 2024. There were no outstanding letters of credit from the FHLB at September 30, 2025 or December 31, 2024.

The following table summarizes borrowings from the FHLB, and the weighted average interest rates paid:

	Nine months ended	Year ended	Nine months ended
(dollars in thousands)	September 30, 2025	December 31, 2024	September 30, 2024
Average daily amount of borrowings outstanding during the period	$127,044	$85,762	$69,109
Weighted average interest rate on average daily borrowing	4.48%	4.42%	4.35%
Maximum outstanding borrowings at any month-end	$209,941	$135,372	$135,346
Borrowing outstanding at period end	$209,941	$135,372	$135,346
Weighted average interest rate on borrowing at period end	4.23%	4.37%	4.37%

Lines of credit and other borrowings.

During July 2020, the Company entered into subordinated note agreements with two separate commercial banks. As of September 30, 2025 and December 31, 2024, outstanding balances under these agreements totaled $6.0 million. These notes were issued with 10-year maturities, carried interest at a fixed rate of 5.0% through June 30, 2025, and carry a variable rate, payable quarterly. These notes are callable on or after January 1, 2026 and qualify for Tier 2 capital for regulatory purposes.

During August 2022, the Company entered into subordinated note agreements with an individual. As of September 30, 2025 and December 31, 2024, outstanding balances under these agreements totaled $6.0 million. These notes were issued with 10-year maturities, will carry interest at a fixed rate of 5.25% through August 6, 2027, and at a variable rate thereafter, payable quarterly. These notes are callable on or after August 6, 2027 and qualify for Tier 2 capital for regulatory purposes.

INVESTMENT SECURITIES

Our securities portfolio consists of securities available for sale and securities held to maturity. Securities are classified as held to maturity or available for sale at the time of purchase. Obligations of states and political subdivisions and mortgage-backed securities, all of which are issued by U.S. government agencies or U.S. government-sponsored enterprises, along with U.S. Treasuries make up the largest components of the securities portfolio. We manage our investment portfolio to provide an adequate level of liquidity as well as to maintain neutral interest rate-sensitive positions, while earning an adequate level of investment income without taking undue or excessive risk.

Securities available for sale consist of U.S. government sponsored agencies, obligations of states and political subdivision, mortgage-backed securities, and corporate notes. Securities classified as available for sale, which management has the intent and ability to hold for an indefinite period of time, but not necessarily to maturity, are carried at fair value, with unrealized gains and losses, net of related deferred income taxes, included in stockholders’ equity as a separate component of other comprehensive income. The fair value of securities available for sale totaled $167.1 million and included $0.3 million gross unrealized gains and gross unrealized losses of $9.1 million at September 30, 2025. At December 31, 2024, the fair value of securities available for sale totaled $223.1 million and included negligible gross unrealized gains and gross unrealized losses of $12.9 million.

Securities classified as held to maturity consist of U.S. treasury securities and obligations of states and political subdivisions. These securities, which management has the intent and ability to hold to maturity, are reported at amortized cost. Securities held to maturity totaled $106.8 million at September 30, 2025 and $110.8 million at December 31, 2024.

The Company had recognized no net losses on sales of securities during the nine months ended September 30, 2025. The Company had recognized net losses on sales of securities of $0.03 million during the nine months ended September 30, 2024.

The following tables set forth the composition and maturities of investment securities as of September 30, 2025 and December 31, 2024. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

			After One, But		After Five, But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
At September 30, 2025	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)

	(dollars in thousands)
Available for sale securities
Obligations of U.S. Government sponsored agencies	—	—%	1,660	3.6%	12,246	1.9%	9,663	2.2%	23,569	2.2%
Obligations of states and political subdivisions	830	3.8%	15,454	4.1%	21,868	3.0%	23,357	2.8%	61,509	3.2%
Mortgage-backed securities	10,567	4.6%	47,635	4.2%	7,242	4.2%	9,741	3.7%	75,185	4.2%
Corporate notes	—	—%	5,000	8.7%	9,596	3.3%	1,077	10.0%	15,673	5.5%
Total available for sale securities	$11,397	4.5%	$69,749	4.5%	$50,952	3.0%	$43,838	3.1%	$175,936	3.7%
Held to maturity securities
U.S. Treasury securities	$23,160	3.4%	$34,601	4.1%	$46,667	4.4%	$—	—%	$104,428	4.1%
Obligations of states and political subdivisions	691	2.6%	1,704	2.8%	—	—%	—	—%	2,395	2.7%
Total held to maturity securities	$23,851	3.4%	$36,305	4.0%	$46,667	4.4%	$—	—%	$106,823	4.0%
Total	$35,248	3.8%	$106,054	4.3%	$97,619	3.7%	$43,838	3.1%	$282,759	3.8%

			After One, But		After Five, But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
At December 31, 2024	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)

	(dollars in thousands)
Available for sale securities
U.S. Treasury securities	$99,656	4.2%	$—	—%	$—	—%	$—	—%	$99,656	4.2%
Obligations of U.S. Government sponsored agencies	1,493	5.0%	1,200	4.5%	13,761	2.0%	11,312	2.2%	27,766	2.3%
Obligations of states and political subdivisions	344	4.9%	11,970	4.1%	18,853	3.1%	31,825	2.8%	62,992	3.2%
Mortgage-backed securities	45	3.5%	10,598	3.4%	7,979	4.4%	11,204	3.7%	29,826	3.8%
Corporate notes	—	—%	5,000	8.7%	9,606	3.3%	1,063	10.3%	15,669	5.5%
Total available for sale securities	$101,538	4.2%	$28,768	4.7%	$50,199	3.0%	$55,404	3.0%	$235,909	3.7%
Held to maturity securities
U.S. Treasury securities	$22,671	3.6%	$40,574	3.7%	$44,316	4.3%	$—	—%	$107,561	3.9%
Obligations of states and political subdivisions	800	2.3%	2,395	2.7%	—	—%	—	—%	3,195	2.6%
Total held to maturity securities	$23,471	3.5%	$42,969	3.7%	$44,316	4.3%	$—	—%	$110,756	3.9%
Total	$125,009	4.1%	$71,737	4.1%	$94,515	3.6%	$55,404	3.0%	$346,665	3.8%
(1)	Weighted Average Yield is shown on a fully taxable equivalent basis using a federal tax rate of 21% and includes the amortization of premiums and discounts.

As of September 30, 2025 and December 31, 2024, no allowance for credit losses on securities AFS was recognized. The Company does not consider its securities AFS with unrealized losses to be attributable to credit-related factors, as the unrealized losses in each category have occurred as a result of changes in noncredit-related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. Furthermore, as of September 30, 2025, the Company did not have the intent to sell any of these securities AFS and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost.

The Company does not believe there are any expected credit losses in its HTM securities portfolio at September 30, 2025 or December 31, 2024. All U.S. Treasury securities have the full faith and credit backing of the United States government.

As of September 30, 2025, 185 debt securities had gross unrealized losses, with an aggregate depreciation of 2.7% from our amortized cost basis. The largest unrealized loss percentage of any single security was 20.8% (or $0.7 million) of its amortized cost. The largest unrealized dollar loss of any security was $0.7 million (or 20.8%).

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

Our liquidity is maintained through our investment portfolio, deposits, borrowings from the FHLB, and lines available from correspondent banks. Our highest priority is placed on growing noninterest bearing deposits through strong community involvement in the markets that we serve. Borrowings and brokered deposits are considered short-term supplements to our overall liquidity but are not intended to be relied upon for long-term needs. The Company currently has $2.14 billion in availability between borrowings and brokered deposits for future funding if liquidity needs were to develop. We believe that our present position is adequate to meet our current and future liquidity needs, and management knows of no trend or event that will have a material impact on the Company’s ability to maintain liquidity at satisfactory levels.

Capital Adequacy. Total stockholders’ equity was $628.1 million at September 30, 2025 compared to $639.7 million at December 31, 2024.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, requires the federal bank regulatory agencies to take “prompt corrective action” regarding depository institutions that do not meet minimum capital requirements. FDICIA establishes five regulatory capital tiers: “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized”. A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. The FDICIA imposes progressively more restrictive restraints on operations, management and capital distributions, depending on the category in which an institution is classified. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions may not accept brokered deposits absent a waiver from the FDIC, are subject to growth limitations and are required to submit capital restoration plans for regulatory approval. A depository institution’s holding company must guarantee any required capital restoration plan, up to an amount equal to the lesser of 5 percent of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. Federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. All of the federal bank regulatory agencies have adopted regulations establishing relevant capital measures and relevant capital levels for federally insured depository institutions. The Bank was well capitalized at September 30, 2025, and brokered deposits are not restricted.

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

Federal banking regulators have issued risk-based capital guidelines, which assign risk factors to asset categories and off-balance-sheet items. The following table reflects capital ratios computed utilizing the implemented Basel III regulatory capital framework discussed above:

					Minimum Capital Required		Minimum To Be Well-
			Minimum Capital		for Capital Adequacy Plus		Capitalized Under prompt
			Required for Capital		Capital Conservation Buffer		corrective Action
	Actual		Adequacy		Basel III Phase-In Schedule		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
At September 30, 2025
Bank First Corporation:
Total capital (to risk-weighted assets)	$499,593	13.3%	$300,769	8.0%	$394,760	10.5%	N/A	N/A
Tier I capital (to risk-weighted assets)	444,287	11.8%	225,577	6.0%	319,568	8.5%	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	444,287	11.8%	169,183	4.5%	263,173	7.0%	N/A	N/A
Tier I capital (to average assets)	444,287	10.7%	166,523	4.0%	166,523	4.0%	N/A	N/A
Bank First, N.A:
Total capital (to risk-weighted assets)	$456,004	12.1%	$300,550	8.0%	$394,472	10.5%	$375,688	10.0%
Tier I capital (to risk-weighted assets)	412,698	11.0%	225,413	6.0%	319,335	8.5%	300,550	8.0%
Common equity tier I capital (to risk-weighted assets)	412,698	11.0%	169,060	4.5%	262,982	7.0%	244,197	6.5%
Tier I capital (to average assets)	412,698	9.9%	166,503	4.0%	166,503	4.0%	208,129	5.0%
At December 31, 2024
Bank First Corporation:
Total capital (to risk-weighted assets)	$509,763	14.1%	$288,325	8.0%	$378,427	10.5%	N/A	N/A
Tier I capital (to risk-weighted assets)	457,749	12.7%	216,244	6.0%	306,346	8.5%	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	457,749	12.7%	162,183	4.5%	252,285	7.0%	N/A	N/A
Tier I capital (to average assets)	457,749	11.0%	167,134	4.0%	167,134	4.0%	N/A	N/A
Bank First, N.A:
Total capital (to risk-weighted assets)	$438,549	12.2%	$288,152	8.0%	$378,200	10.5%	$360,190	10.0%
Tier I capital (to risk-weighted assets)	398,535	11.1%	216,114	6.0%	306,162	8.5%	288,152	8.0%
Common equity tier I capital (to risk-weighted assets)	398,535	11.1%	162,086	4.5%	252,133	7.0%	234,124	6.5%
Tier I capital (to average assets)	398,535	9.5%	167,019	4.0%	167,019	4.0%	208,774	5.0%

As previously mentioned, the Company carried $12.0 million of subordinated debt as of September 30, 2025 and December 31, 2024, which qualifies as Tier II capital. These amounts are included in total capital for the Company in the tables above.

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

Loan commitments and standby and direct pay letters of credit do not necessarily represent our future cash requirements because while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. Our off-balance sheet arrangements as of September 30, 2025, were as follows:

	Amounts of Commitments Expiring - By Period as of September 30, 2025
		Less Than One	One to Three	Three to Five
Other Commitments	Total	Year	Years	Years	After Five Years

	(dollars in thousands)
Unused lines of credit	$784,642	$428,038	$91,696	$52,318	$212,590
Standby and direct pay letters of credit	11,904	8,145	972	1,051	1,736
Credit card arrangements	25,451	—	—	—	25,451
Total commitments	$821,997	$436,183	$92,668	$53,369	$239,777

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

As of September 30, 2025:

Change in Interest Rates	Percentage Change in
(in Basis Points)	Net Interest Income
+300	(3.8)%
+200	(2.4)%
+100	(1.2)%
-100	(1.4)%
-200	(2.7)%
-300	(2.2)%

As of December 31, 2024:

Change in Interest Rates	Percentage Change in
(in Basis Points)	Net Interest Income
+300	(4.5)%
+200	(3.0)%
+100	(1.5)%
-100	(1.3)%
-200	(2.1)%
-300	(2.1)%

Economic Value of Equity Analysis. We also analyze the sensitivity of the Company’s financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between estimated changes in the present value of the Company’s assets and estimated changes in the present value of the Company’s liabilities assuming various changes in current interest rates. The Company’s economic value of equity analysis as of September 30, 2025 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Company would experience a 3.10% increase in the economic value of equity. At the same date, our analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, the Company would experience a 1.71% decrease in the economic value of equity. The estimates of changes in the economic value of our equity require us to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on the economic value of our equity. Although our economic value of equity analysis provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of our equity and will differ from actual results.

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

Changes in Internal Control Over Financial Reporting

No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

We are a party to various litigation in the normal course of business. Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on our financial position, results of operations or liquidity.

ITEM 1A.     RISK FACTORS

Additional information regarding risk factors appears in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements” of this Form 10-Q and in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes during the quarterly period ended September 30, 2025 to the risk factors previously disclosed in the Company’s Annual Report.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.
(b)	None.
(c)	Issuer Purchases of Equity Securities

On February 18, 2025, the Company renewed its share repurchase program, pursuant to which the Company may repurchase up to $50 million of its common stock, par value $0.01 per share, for a period of one (1) year, ending on February 17, 2026. The program was announced in a Current Report on Form 8-K on February 18, 2025. The table below sets forth information regarding repurchases of our common stock during the third quarter of 2025 under that program as well as pursuant to the 2020 Equity Plan and other repurchases.

			Total Number	Maximum Number
			of Shares Repurchased as	of Shares
			Part of	that May Yet Be
	Total Number of Shares	Average Price Paid per	Publicly Announced	Purchased Under the
(in thousands, except per share data)	Repurchased	Share(1)	Plans or Programs	Plans or Programs(2)
July 2025	—	$—	—	308,127
August 2025	—	—	—	308,127
September 2025	—	—	—	308,127
Total	—	$—	—	308,127
(1)	The average price paid per share is calculated on a trade date basis for all open market transactions and excludes commissions and other transaction expenses.
(2)	Based on the closing per share price as of September 30, 2025 ($121.31).

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

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.       MINE SAFETY DISCLOSURES

None.

ITEM 5.       OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

For the quarter ended September 30, 2025, there were no trading arrangements for the sale or purchases of Company securities adopted, terminated or for which the amount, pricing or timing provisions were modified by our directors and officers that was either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”) or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

BANK FIRST CORPORATION

DATE:	November 7, 2025	BY:	/s/Kevin M. LeMahieu
Kevin M. LeMahieu
Chief Financial Officer
(Principal Financial and Accounting Officer)