Form 10-K
period 2025-12-31
Bank First Corp
filed 2026-02-27
CIK 1746109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s common stock held by non-affiliates of the registrant was $1.12 billion, based on the closing sales price of $117.65 per share as reported on the Nasdaq Capital Market.

As of February 27, 2026, 11,201,677 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information required by Part III of this Annual Report are incorporated by reference from the Registrant’s definitive Proxy Statement for the 2026 annual meeting of shareholders to be filed with Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report.

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

These forward-looking statements are not historical facts, and are based upon current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. The inclusion of these forward-looking statements should not be regarded as a representation by us or any other person that such expectations, estimates and projections will be achieved. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict and that are beyond our control. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date of this Annual Report, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

●	the impact of current and future economic and market conditions generally (including seasonality), both domestic and international, and in the financial services industry, nationally and within our primary market areas (particularly Wisconsin and the Stateline region of Illinois), including the effects of inflationary pressures, changes in interest rates, slowdowns in economic growth, and the potential for high unemployment rates, as well as the financial stress on borrowers and changes to customer and client behavior (including the velocity and levels of deposit withdrawals and loan repayment) and credit risk as a result of the foregoing;
●	the potential impacts of adverse developments in the banking industry or as encountered by other financial institutions that adversely affect the Company and including impacts on customer confidence, deposit outflows, liquidity and the regulatory response thereto (including increases in the cost of our deposit insurance assessments), the Company’s ability to manage its liquidity risk and any growth plans, and the availability of capital and funding;
●	governmental monetary and fiscal policies, including interest rate policies of the FRB, as well as risk related to legislative, tax and regulatory changes, including those that impact the value of the U.S. Dollar in relation to the currencies of other advanced and emerging market countries, the money supply and inflation;
●	the risks of continued changes in interest rates on the level and composition of deposits (as well as the cost of, and competition for, deposits), loan demand, liquidity and the values of loan collateral, securities and market fluctuations, and interest rate sensitive assets and liabilities;
●	interest rate risks (including the impact of interest rates on macroeconomic conditions, customer and client behavior, and on our net interest income), sensitivities, and the shape of the yield curve;
●	prolonged periods of inflation and their effects on our business, profitability, and our stock price;
●	changes in borrower credit risks and payment behaviors, including the ability for borrowers under deferred payment programs to return to making full payments;
●	changes in the availability and cost of credit and capital in the capital markets;

●	changes in the prices, values and sales volumes of residential and commercial real estate, especially as they relate to the value of collateral supporting the Company’s loans;
●	the concentration of our business within our geographic areas of operation;
●	the credit risks of lending activities, including our ability to estimate credit losses and the allowance for credit losses, as well as the effects of changes in the level of, and trends in, loan delinquencies and write-offs;
●	the risk that our asset quality may deteriorate or that our allowance for credit losses may prove to be inadequate or may be negatively affected by credit risk exposures;
●	the effects of competition (including the inability to grow, or attrition of deposits, customers and employees) from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, non-bank financial technology providers, securities brokerage firms, insurance companies, private credit funds, money market and other mutual funds and other financial institutions;
●	our ability to realize the expected benefits from our strategic initiatives or other operational and execution goals in the time period expected, which could negatively affect our future profitability;
●	risks relating to bank acquisitions, including the recent Centre acquisition, include, without limitation: the diversion of management's time on issues related to the integration; unexpected transaction costs, including the costs of integrating operations; the risks that the businesses will not be integrated successfully or that such integration may be more difficult, time-consuming or costly than expected; the potential failure to fully or timely realize expected revenues and revenue synergies, including as the result of revenues following acquisitions being lower than expected; the risk of deposit and customer attrition; regulatory enforcement and litigation risk; any changes in deposit mix; unexpected operating and other costs, which may differ or change from expectations; the risks of customer and employee loss and business disruptions, including, without limitation, as the result of difficulties in maintaining relationships with employees; increased competitive pressures and solicitations of customers by competitors; as well as the difficulties and risks inherent with entering new markets;
●	the risk that we may not be able to identify suitable bank and non-bank acquisition opportunities as part of our growth strategy and even if we are able to identify attractive acquisition opportunities, we may not be able to complete such transactions on favorable terms or realize the anticipated benefits from such acquisitions;
●	the Company’s ability to comply with any regulatory requirements and the risk that the regulatory environment may not be conducive to or may prohibit or delay the consummation of future mergers and/or business combinations, may increase the length of time and amount of resources required to consummate such transactions, and may reduce the anticipated benefit;
●	risks related to our implementation of new lines of business, new products and services, new technologies, and expansion of our existing business opportunities;
●	our ability to maintain our operating efficiency;
●	failure to keep pace with technological change or difficulties when implementing new technologies;
●	changes in technology or products that may be more difficult, costly, or less effective than anticipated;
●	our ability to attract and maintain business banking relationships with well-qualified businesses, real estate developers and investors with proven track records in our market areas;
●	our ability to attract sufficient loans that meet prudent credit standards, including in our commercial and industrial and owner-occupied commercial real estate loan categories;
●	our ability to comply with applicable capital and liquidity requirements, including our ability to generate liquidity internally or raise capital on favorable terms, including continued access to the debt and equity capital markets;
●	statutory and regulatory dividend restrictions;
●	the impact on the valuation of the Company’s investments due to market volatility or counterparty payment risk, as well as the effect of a decline in stock market prices on our fee income from our wealth management business;

●	restrictions or limitations on access to funds from historical and alternative sources of liquidity could adversely affect our overall liquidity, which could restrict our ability to make payments on our obligations and our ability to support asset growth and sustain our operations and the operations of the Bank;
●	inability of our risk management framework to manage risks associated with our business;
●	our business relationships with, and reliance upon, third parties that have strategic partnerships with us or that provide key components of our business infrastructure, including the costs of services and products provided to us by third parties, and disruptions in service or financial difficulties with a third-party vendor or business relationship;
●	our ability to oversee the performance of third-party service providers that provide material services to our business;
●	our ability to maintain expenses in line with current projections;
●	our dependence on our management team and our ability to motivate and retain our management team;
●	our ability to attract and retain qualified employees;
●	our ability to maintain adequate internal controls over financial reporting;
●	fraudulent and negligent acts by our clients, employees or vendors, which we may not be able to prevent, detect or mitigate;
●	our ability to identify and address potential cybersecurity risks, which may be exacerbated by recent developments in generative artificial intelligence, including brute force attacks (i.e., credential stuffing), ransomware or other malware, “denial-of-service” attacks, “hacking” and identify theft, a failure of which could disrupt our business and result in the disclosure of and/or misuse or misappropriation of confidential or proprietary information, disruption or damage to our systems, increased costs, losses, or adverse effects to our reputation;
●	increased credit losses or impairment of goodwill and other intangibles;
●	potential or actual claims, damages, penalties, fines, costs, unexpected outcomes, and reputational damage resulting from new, existing, pending or future litigation, regulatory proceedings and enforcement actions;
●	changes in accounting policies, rules and practices;
●	the impact of recent and future legislative and regulatory changes;
●	uncertainties surrounding geopolitical events, trade policy, taxation policy, and monetary policy which continue to impact the outlook for future economic growth, including the ongoing and potential expansion of U.S. tariffs and related retaliatory measures, which increase uncertainty and volatility in global and domestic economic conditions;
●	the effects of war, regime change, civil unrest, or other conflicts, acts of terrorism, natural disasters, health emergencies, epidemics or pandemics, or other catastrophic events that may affect general economic conditions and/or increase costs, including, but not limited to, property and casualty and other insurance costs;
●	risks related to diversity, equity and inclusion (“DEI”) and environmental, social and governance (“ESG”) strategies and initiatives, the scope and pace of which could alter Bank First’s reputation and shareholder, associate, customer and third-party affiliations or result in litigation in connection with anti-DEI and anti-ESG laws, rules or activism;
●	action or inaction by the federal government, including as a result of any prolonged government shutdown or government intervention in the U.S. financial system and those related to credit card interest rates;
●	legislative, regulatory or supervisory actions related to so-called “debanking,” including any new prohibitions, requirements, or enforcement priorities that could affect customer relationships, compliance obligations or operational practices; and
●	other factors and risks described under the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections herein.

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

PART I

ITEM 1. BUSINESS

General Overview

Bank First Corporation is a Wisconsin corporation that was organized in April 1982 to serve as the holding company for Bank First, N.A., a national banking association founded in 1894. The Bank is a wholly-owned subsidiary of the Company. The Company and the Bank are headquartered in Manitowoc, Wisconsin, and the Bank is a member of the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and regulated by the Office of the Comptroller of the Currency (the “OCC”). The Bank has thirty-eight (38) offices, including its headquarters, in Brown, Columbia, Dane, Door, Fond du Lac, Green, Jefferson, Manitowoc, Monroe, Outagamie, Ozaukee, Rock, Shawano, Sheboygan, Walworth, Waupaca, Waushara, and Winnebago counties in the State of Wisconsin and Winnebago county in the State of Illinois. We serve businesses, professionals and consumers with a wide variety of financial services, including retail and commercial banking. Some of the products that we offer include checking accounts, savings accounts, money market accounts, cash management accounts, certificates of deposit, commercial and industrial loans, commercial real estate loans, construction and development loans, residential mortgages, consumer loans, credit cards, online banking, telephone banking and mobile banking.

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

As of December 31, 2025, we had total consolidated assets of $4.51 billion, total loans of $3.60 billion, total deposits of $3.70 billion and total stockholders’ equity of $643.8 million. The Bank employed approximately 380 full-time equivalent employees (“FTE”), and had an average assets-to-FTE ratio of approximately $11.9 million for the year ended December 31, 2025. For more information, see the Bank’s website at www.bankfirst.com.

Strategic Plan

The Bank is a relationship-based community bank focused on providing innovative solutions that are value driven to the communities we serve. The Bank’s culture celebrates curiosity, creativity, and responsiveness, while embracing individual differences and upholding the highest ethical standards. Employees are supported and encouraged to develop their careers. They are empowered with the tools to be successful and are held accountable for the results they deliver to our customers and shareholders. We maintain a strong credit culture as a foundation of sound asset quality. The Bank’s vision is to sustain its independence by remaining a top-performing provider of financial services. The Bank focuses on creating value for its customers and shareholders by forging strong relationships and offering personalized solutions.

Our strategic plan is organized around the CAMELS ratings, including Capital, Asset Quality, Management, Earnings, Liquidity, and Sensitivity to Market Risk. We have also added a sixth category to prioritize our strategic goals surrounding Information Technology. Our strategic priorities related to Capital focus on deploying capital in the best interest of our shareholders. Our Asset Quality priorities include maintaining strong credit administration, managing concentration exposure in our loan portfolio, and continuing to automate manual processes across the Bank. Our strategic goals related to Management are focused on improving processes and procedures to make it easier for frontline employees to serve our customers. To continue growing Earnings, we will emphasize strengthening existing customer relationships and building new ones, as well as continuing to selectively seek acquisition opportunities. The completion of the Centre 1 Bancorp, Inc. (“Centre”) acquisition on January 1, 2026, reflects our continued execution of this strategy and further strengthens our market presence and relationship-based banking model. Closely related to Earnings, we will maintain our strong Liquidity ratios by focusing on growing our customer base, one relationship at a time. Our priorities related to Sensitivity to Market Risk continue to be minimizing optionality and maintaining interest rate neutrality. Finally, our Information Technology strategic initiatives include continually enhancing our cybersecurity environment and enhancing training for customers and employees, transforming our data into more accessible, actionable formats, and providing a world-class digital banking experience for our customers.

Market Area

Bank First is a full-service community bank, offering business and retail products and services in communities throughout Wisconsin and Illinois. Our branches are located in Brown, Columbia, Dane, Door, Fond du Lac, Green, Jefferson, Manitowoc, Monroe, Outagamie, Ozaukee, Rock, Shawano, Sheboygan, Walworth, Waupaca, Waushara, and Winnebago counties in Wisconsin and Winnebago county in Illinois. Our main office is located at 402 N. 8th Street, Manitowoc, Wisconsin. Based on the deposit market share reports published by the FDIC on June 30, 2025, Bank First ranked in the top 3 of market share in 7 of the nineteen counties in which its branches are located.

The nineteen counties in which the Bank has offices have an estimated aggregate population of 2,560,274, based on current U.S. Census data, and total deposits of approximately $81 billion as of June 30, 2025, according to the most recent data published by the FDIC.

Competition

The banking business is highly competitive, and we face competition in our market areas from many other local, regional, and national financial institutions. Competition among financial institutions is based on interest rates offered on deposit accounts, interest rates charged on loans, other credit and service charges relating to loans, the quality and scope of the services rendered, the convenience of banking facilities, and, in the case of loans to commercial borrowers, relative lending limits. We compete with commercial banks, credit unions, savings institutions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other mutual funds, fintech companies, as well as regional and national financial institutions that operate offices in our market areas and elsewhere. The competing major commercial banks have greater resources that may provide them a competitive advantage by enabling them to maintain numerous branch offices, mount extensive advertising campaigns and invest in new technologies. In addition, competition from nontraditional banking institutions, often known as fintech and non-bank lenders, continues to increase and accelerate, with consumers and businesses having the opportunity to select from a growing variety of traditional and nontraditional alternatives. The ability of such non-banking financial institutions to provide services previously limited to commercial banks has intensified competition. Because non-banking financial institutions are not subject to many of the same regulatory restrictions as banks and bank holding companies, they can often operate with greater flexibility and lower cost structures. These competitors have been successful in developing products that are in direct competition with or are alternatives to the banking services offered by traditional banking institutions. In addition, fintech and other non-bank competitors may offer financial services through embedded or platform-based models that integrate payments, lending or financial management tools directly into non-financial applications, which may further intensify competition for certain customers. The increasingly competitive environment is the result of changes in regulation, changes in technology and product delivery systems, additional financial service providers, and the accelerating pace of consolidation among financial services providers.

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

Our Business

General

We emphasize a range of lending services, including commercial and residential real estate loans, construction and development loans, commercial and industrial loans, and consumer loans. Our customers are generally individuals, small to medium-sized businesses and professional firms that are located in or conduct a substantial portion of their business in our market areas. At December 31, 2025, we had total loans receivable of $3.60 billion, representing approximately 80.1% of our total assets. As of December 31, 2025, we had 55 nonaccrual loans totaling approximately $5.8 million, or 0.2% of total loans. For additional discussion related to nonperforming loans, see the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section as well as the notes to the consolidated financial statements.

Loan Approval

Certain credit risks are inherent in making loans. These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers. We attempt to mitigate repayment risks by adhering to our comprehensive and robust internal credit policies and procedures. These policies and procedures include clearly defined lending limits, approval processes for all loan sizes, documentation examination, procedures for required follow-up where applicable, and pre and post-closing loan review processes. Our loan approval policies provide for various levels of officer lending authority. The Bank currently employs both an electronic signature process through the line of business as well as credit administration and a committee process which, above a certain dollar threshold, involves the Bank’s board of directors. Both approvals and reviews of the credit actions are underwritten by an independent set of credit analysts who report to credit administration. For our loan commitments, a serial sign-off process is utilized up to our in-house lending limit, requiring multiple signatures for a loan approval. This process ensures that the necessary parties at all authority levels are aware of and approve the commitment. The Bank’s board of directors is involved in credits above this level after they have been through the serial sign-off process. We do not make any loans to any director, executive officer of the Bank, or the related interests of each, unless the loan is approved by the full board of directors of the Bank and is on terms not more favorable than would be available to any non-Regulation O customer.

Credit Administration and Loan Review

Our loan review consists of both commercial and retail review where loan files are reviewed and risk ratings are validated. Both are fully outsourced to a firm that specializes in file review and risk rating. Our policy for reviewing commercial credit files consisted of selecting a percentage of specific files on an annual basis as defined in our loan review plan, and reviewing them for risk rating and policy compliance. Our goal is to review approximately 40% of the commercial portfolio annually. Our retail review consists of selecting a percentage of specific files on an annual basis, and reviewing them for policy compliance. Results of completed loan reviews are disclosed in writing, along with management responses, to the Loan Committee.

Lending Limits

Our lending activities are subject to a variety of lending limits imposed by federal law. In general, the Bank is subject to a base legal limit on loans to a single borrower equal to 15% of the Bank’s capital and unimpaired surplus, plus an additional 10% of the Bank’s capital and surplus, if the amount that exceeds the 15% general limit is fully secured by readily marketable collateral. This legal lending limit will increase or decrease as the Bank’s level of capital increases or decreases. In addition to the legal lending, management and the board of directors have established a more conservative, internal lending limit which is currently set at 80% of our legal lending  limit. The Bank’s legal and internal lending limits are a safety and soundness measure intended to prevent one person or a relatively small and economically related group of persons from borrowing an unduly large amount of the Bank’s funds. It is also intended to safeguard the Bank’s depositors by diversifying the risk of credit losses among a relatively large number of creditworthy borrowers engaged in various types of businesses. Based upon the capitalization of the Bank at December 31, 2025, the Bank’s base legal lending limit was $69 million and the Bank’s internal lending limit was $55.2 million. Our board of directors will adjust the internal lending limit as deemed necessary to continue to mitigate risk and serve the Bank’s clients. We are also able to sell participations in our larger loans to other financial institutions, which allows us to manage the risk involved in these loans and to meet the lending needs of our clients requiring extensions of credit in excess of these limits.

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

As of December 31, 2025, loans secured by real estate made up approximately $2.67 billion, or 74.1%, of our loan portfolio. These loans generally will fall into one of two categories:

●	Commercial Real Estate. Commercial real estate loans generally have terms of 10 years or less, although payments may be structured on a longer amortization basis. We evaluate each borrower on an individual basis and attempt to determine their business risks and credit profile. We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied industrial, office, and retail buildings where the loan-to-value ratio, established by independent appraisals, does not generally exceed 85% of cost or appraised value. We also generally require that a borrower’s cash flow exceed 110% of monthly debt service obligations. In order to ensure secondary sources of payment and liquidity to support a loan request, we typically review all of the personal financial statements of the principal owners and require their personal guaranties. Commercial real estate loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the property to service the debt. Because our loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our levels of nonperforming assets. As of December 31, 2025, commercial real estate loans made up approximately $1.78 billion or 49.3% of our loan portfolio.

●	Residential Mortgage Loans and Home Equity Loans. We originate and hold short-term and long-term first mortgages and traditional second mortgage residential real estate loans. Generally, we limit the loan-to-value ratio on our residential real estate loans to 90%. We offer fixed and adjustable rate residential real estate loans with terms of up to 30 years. We also offer a variety of lot loan options to consumers to purchase the lot on which they intend build their home. We also offer traditional home equity loans and lines of credit. Our underwriting criteria for, and the risks associated with, home equity loans and lines of credit are generally the same as those for first mortgage loans. Home equity loans typically have terms of 20 years or less. We generally limit the extension of credit to 90% of the available equity of each property. As of December 31, 2025, residential mortgage loans and home equity loans made up approximately $895.0 million or 24.8% of our loan portfolio.

Commercial and Industrial Loans

We have significant expertise in small to middle market commercial and industrial lending. Our success is the result of our product and market expertise, and our focus on delivering high-quality, customized and quick turnaround service for our clients due to our focus on maintaining an appropriate balance between prudent, disciplined underwriting, on the one hand, and flexibility in our decision making and responsiveness to our clients, on the other hand, which has allowed us to grow our commercial and industrial loan portfolio while maintaining strong asset quality. As of December 31, 2025, commercial and industrial loans made up approximately $647.1 million or 18.0% of our loan portfolio.

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

We attempt to reduce risk associated with construction and development loans by obtaining personal guaranties and by keeping the maximum loan-to-value ratio at or below 85% of the lesser of cost or appraised value, depending on the project type. Generally, we do not have interest reserves built into loan commitments but require periodic cash payments for interest from the borrower’s cash flow. As of December 31, 2025, construction and development loans made up approximately $215.5 million or 6.0% of our loan portfolio.

Consumer Loans

We make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit. Consumer loans are underwritten based on the borrower’s income, current debt level, past credit history, and the availability and value of collateral. Consumer rates are both fixed and variable, with negotiable terms. Our installment loans typically amortize over periods up to seven years. Although we typically require monthly principal and interest payments on our loan products, we will offer consumer loans at interest only with a single maturity date when a specific source of repayment is available. Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value than real estate.  As of December 31, 2025, consumer loans made up approximately $54.8 million or 1.5% of our loan portfolio.

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

Human Capital Resources

Our company culture is built on a long-standing commitment to respect, fairness, and creating an environment where all employees feel valued. We believe that fostering a sense of belonging and embracing a variety of viewpoints, experiences, and backgrounds enhances our ability to serve the needs of our employees, customers, communities, and shareholders. We focus on attracting, developing, and promoting top-tier talent, understanding that varied perspectives strengthen our organization. Our talent acquisition teams work closely with hiring managers to ensure a broad range of qualified candidates are considered, reinforcing our commitment to building a strong and dynamic workforce. All hiring decisions are based on merit and qualifications.

We view our employees as our most valuable asset, and our future success hinges on our ability to build and develop a skilled workforce that reflects the diversity of our customers and the communities we serve. Professional development is a priority, and we support this through various initiatives, including comprehensive training programs, career pathing, leadership development opportunities, and educational reimbursement. Human capital initiatives are overseen by Senior Management and supported by the Board of Directors as part of the Company’s overall business strategy.

To attract and retain top talent, we offer a comprehensive benefits package that includes health, dental, and vision insurance, life and disability coverage, cell phone and gym membership reimbursements, an employee assistance program, educational tuition reimbursement, an annual clothing allowance, a cell phone reimbursement for all employees, an employee referral program, a 401(k) retirement plan with substantial company match, a flexible spending account, and generous paid time off. We are confident that our compensation and benefits offerings are highly competitive within our industry. For more detailed information about our employee benefit plans, please refer to “Note 17 – Employee Benefit Plans” in the consolidated financial statements included in this report.

As of December 31, 2025, Bank First had approximately 380 full-time equivalent employees. Approximately 73% of our employees self-identified as female and approximately 6% self-identified as people of color. Our approach to talent acquisition, development, and retention emphasizes rewarding merit and achievement while supporting the growth and advancement of skilled talent across the Bank. Women represent 17% of our Board of Directors and 36% of our senior management team. None of our employees are represented by a collective bargaining unit or covered by a collective bargaining agreement. We maintain positive employee relations and have not experienced any work stoppages or operational disruptions related to labor matters. We believe our workforce stability and employee engagement support the consistent delivery of high-quality service to our customers and communities.

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

Supervision and Regulation

We are extensively regulated under federal and state law. The following is a brief summary that does not purport to be a complete description of all regulations that affect us or all aspects of those regulations. This discussion is qualified in its entirety by reference to the particular statutory and regulatory provisions described below and is not intended to be an exhaustive description of the statutes or regulations applicable to the Company’s and the Bank’s business. In addition, proposals to change the laws and regulations governing the banking industry are frequently raised at both the state and federal levels. The likelihood and timing of any changes in these laws and regulations, and the impact such changes may have on us and the Bank, are difficult to predict. In addition, bank regulatory agencies may issue enforcement actions, policy statements, interpretive letters and similar written guidance applicable to us or the Bank. Changes in applicable laws, regulations or regulatory guidance, or their interpretation by regulatory agencies or courts may have a material adverse effect on our and the Bank’s business, operations, and earnings. Supervision and regulation of banks, their holding companies and affiliates is intended primarily for the protection of depositors and customers, the Deposit Insurance Fund (“DIF”) of the FDIC, and the U.S. banking and financial system rather than holders of our capital stock. As the Company grows in size or complexity, we may become subject to additional supervisory expectations, including enhanced examination, reporting, or governance requirements.

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

Acquisitions.   The BHC Act permits acquisitions of banks by bank holding companies, such that we and any other bank holding company, whether located in Wisconsin, Illinois or elsewhere, may acquire a bank located in any other state, subject to certain deposit-percentage, age of bank charter requirements, and other restrictions. The BHC Act requires that a bank holding company obtain the prior approval of the Federal Reserve before (i) acquiring direct or indirect ownership or control of more than 5% of the voting shares of any additional bank or bank holding company, (ii) taking any action that causes an additional bank or bank holding company to become a subsidiary of the bank holding company, or (iii) merging or consolidating with any other bank holding company. The Federal Reserve may not approve any such transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider: (1) the financial and managerial resources of the companies involved, including pro forma capital ratios; (2) the risk to the stability of the United States banking or financial system; (3) the convenience and needs of the communities to be served, including performance under the Community Reinvestment Act ("CRA"); and (4) the effectiveness of the companies in combatting money laundering.

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

Governance and Financial Reporting Obligations. We are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the SEC, the Public Company Accounting Oversight Board (“PCAOB”), and Nasdaq. In particular, we are required to include management and independent registered public accounting firm reports on internal controls as part of our Annual Report on Form 10- K in order to comply with Section 404 of the Sarbanes-Oxley Act. We have evaluated our controls, including compliance with the SEC rules on internal controls, and have and expect to continue to spend significant amounts of time and money on compliance with these rules. Our failure to comply with these internal control rules may materially adversely affect our reputation, ability to obtain the necessary certifications to financial statements, and the values of our securities. The assessments of our financial reporting controls as of December 31, 2025 are included in this report under “Item 9A. Controls and Procedures.”

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

Incentive Compensation.   The Dodd-Frank Act required the banking agencies and the SEC to establish joint rules or guidelines for financial institutions with more than $1 billion in assets, such as us and the Bank, which prohibit incentive compensation arrangements that the agencies determine to encourage inappropriate risks by the institution. The banking agencies issued proposed rules in 2011 and previously issued guidance on sound incentive compensation policies. In 2016, the Federal Reserve and the OCC also proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2025, these rules have not been implemented. We and the Bank have undertaken efforts to ensure that our incentive compensation plans do not encourage inappropriate risks, consistent with three key principles— that incentive compensation arrangements should appropriately balance risk and financial rewards, be compatible with effective controls and risk management, and be supported by strong corporate governance.

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

Failure to be well-capitalized or to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on our operations or financial condition. For example, only a well-capitalized depository institution may accept brokered deposits without prior regulatory approval. Failure to be well-capitalized or to meet minimum capital requirements could also result in restrictions on the Bank’s ability to pay dividends or otherwise distribute capital or to receive regulatory approval of applications or other restrictions on its growth. The Bank was well capitalized at December 31, 2025, and brokered deposits are not restricted.

In 2025, the Company and Bank’s regulatory capital ratios were above the applicable well-capitalized standards and met the then-applicable capital conservation buffer. Based on current estimates, we believe that the Company and Bank will continue to exceed all applicable well-capitalized regulatory capital requirements and the capital conservation buffer in 2026.

As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Economic Growth Act”) the federal banking agencies were also required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s Tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under prompt corrective action statutes. The federal banking agencies may consider a financial institutions risk profile when evaluation whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies set the minimum capital for the new Community Bank Leverage Ratio at 9%. The Bank does not intend to opt into the Community Bank Leverage Ratio Framework.

On December 21, 2018, federal banking agencies issued a joint final rule to revise their regulatory capital rules to (i) address the implementation of the “current expected credit losses” (“CECL”) accounting standard under GAAP; (ii) provide an optional three-year phase-in period for the day-one adverse regulatory capital effects that banking organizations were expected to experience upon adopting CECL; and (iii) require the use of CECL in stress tests beginning with the 2020 capital planning and stress testing cycle for certain banking organizations.

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

Regulation of the Bank

As a national bank, our primary bank subsidiary, Bank First, N.A., is subject to comprehensive supervision and regulation by the OCC and is subject to its regulatory reporting requirements. The deposits of the Bank are insured by the FDIC up to applicable limits and, accordingly, the Bank is also subject to certain FDIC regulations, and the FDIC has backup examination authority and some enforcement powers over the Bank. The Bank also is subject to certain Federal Reserve regulations. Banking organizations may also be subject to heightened supervisory expectations relating to risk management, internal controls, and contingency planning as regulatory standards evolve.

In addition, as discussed in more detail below, the Bank and any other of our subsidiaries that offer consumer financial products and services are subject to regulation and potential supervision by the Consumer Financial Protection Bureau (“CFPB”). Authority to supervise and examine the Company and the Bank for compliance with federal consumer laws remains largely with the Federal Reserve and the OCC, respectively. However, the CFPB may participate in examinations on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary regulators. The CFPB also may participate in examinations of our other direct or indirect subsidiaries that offer consumer financial products or services. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB, and state attorneys general are permitted to enforce certain federal consumer financial protection rules adopted by the CFPB. As the Company and the Bank each had less than $10 billion in consolidated assets in 2025, they are not subject to the routine supervision of the CFPB, but this may change in the future as the Company and the Bank grow.

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

In 2023, the Federal Reserve, OCC, and FDIC issued a final rule to modernize their respective CRA regulations. The revised rules would substantially alter the methodology for assessing compliance with the CRA, with material aspects taking effect January 1, 2026, and revised data reporting requirements taking effect January 1, 2027. The revised CRA regulations have been subject to an injunction since March 29, 2024. On July 16, 2025, the Federal Reserve, OCC, and FDIC issued a joint proposal to rescind the 2023 modernization rule. The agencies continue to apply the CRA rules as they existed before the 2023 modernization, considering the injunction and pending finalization of the recission of the modernization rule.

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

We are operating in an uncertain economic environment. Our business and financial performance are vulnerable to weak economic conditions in the financial markets generally and specifically in the states of Wisconsin and Illinois, the principal markets in which we conduct business. A deterioration in economic conditions in the global and financial markets as well as our primary market areas caused by inflation, recession, pandemics, outbreaks of hostilities or other international or domestic occurrences, unemployment, trade policies and tariffs, plant or business closings or downsizing, changes in securities markets or other factors could result in the following consequences, any of which could materially and adversely affect our business: increased loan delinquencies; problem assets and foreclosures; significant write-downs of asset values; lower demand for our products and services; reduced low cost or noninterest-bearing deposits or increased volatility in customer deposit balances; intangible asset impairment; and collateral for loans made by us, especially real estate, may decline in value, in turn reducing our customers’ ability to repay outstanding loans, and reducing the value of assets and collateral associated with our existing loans. Additionally, all our operating locations are within the states of Wisconsin and Illinois, and a significant majority of our loans and deposits are made to borrowers or received from depositors who live and/or primarily conduct business in Wisconsin and Illinois. Therefore, our success will depend in large part upon the general economic conditions in this area, which we cannot predict with certainty. This geographic concentration imposes risks from lack of geographic diversification, as adverse economic developments in Wisconsin or Illinois, among other things, could affect the volume of loan originations, increase the level of nonperforming assets, increase the rate of foreclosure losses on loans and reduce the value of our loans and loan servicing portfolio. Any regional or local economic downturn that affects Wisconsin or Illinois or existing or prospective borrowers or property values in such areas may affect us and our profitability more significantly and adversely than our competitors whose operations are less geographically concentrated. In addition, the financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict or trade wars. Sanctions or tariffs imposed by the United States and other countries in response to such conflict could further adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability.

Changes in interest rates may have an adverse effect on our net interest income.

Net interest income, which is the difference between the interest income that we earn on interest-earning assets and the interest expense that we pay on interest-bearing liabilities, is a major component of our income and our primary source of revenue from our operations. Narrowing interest rate spreads could adversely affect our earnings and financial condition. We cannot control or predict changes in interest rates with certainty. Regional and local economic conditions, competitive pressures, and the policies of regulatory authorities, including monetary policies of the Federal Reserve Board (“FRB”), affect interest income and interest expense and may influence customer deposit behavior, pricing sensitivity and competitive dynamics. We are currently operating in an environment in which the Federal Reserve has shifted toward reducing interest rates, although modestly, with cuts implemented in September, October and December 2025, with future interest rate changes, either increases or decreases uncertain, and dependent on the Federal Reserve's assessment of economic conditions and inflation. Further, the FRB has increased the benchmark rapidly and has announced an intention to take further actions to mitigate rising inflationary pressures. Rising interest rates can have a negative impact on our business by reducing the amount of money our clients borrow or by adversely affecting their ability to repay outstanding loan balances that may increase due to adjustments in their variable rates. In addition, as interest rates rise, we may have to offer more attractive interest rates to depositors to compete for deposits, or pursue other sources of liquidity, such as wholesale funds, and may experience changes in the market value of our interest-earnings assets, including our investment securities portfolio. On the other hand, decreasing interest rates reduce our yield on our variable rate loans and on our new loans, which reduces our net interest income. In addition, lower interest rates may reduce our realized yields on investment securities which would reduce our net interest income and cause downward pressure on net interest margin in future periods. A significant reduction in our net interest income could have a material adverse impact on our capital, financial condition and results of operations. We are unable to predict changes in interest rates, which are affected by factors beyond our control, including inflation, deflation, recession, unemployment, money supply, and other changes in financial markets. We have ongoing policies and procedures designed to manage the risks associated with changes in market interest rates and actively manage these risks through hedging and other risk mitigation strategies. However, if our assumptions are wrong or overall economic conditions are significantly different than anticipated, our risk mitigation techniques may be ineffective or costly.

Changes in interest rates may change the value of our mortgage servicing rights portfolio, which may increase the volatility of our earnings.

A mortgage servicing right is the right to service a mortgage loan - collect principal, interest and escrow amounts - for a fee. We measure and carry our residential mortgage servicing rights using the fair value measurement method. Fair value is determined as the present value of estimated future net servicing income, calculated based on a number of variables, including assumptions about the likelihood of prepayment by borrowers. The primary risk associated with mortgage servicing rights is that in a declining interest rate environment, they will likely lose a substantial portion of their value as a result of higher than anticipated prepayments. Moreover, if prepayments are greater than expected, the cash we receive over the life of the mortgage loans would be reduced. Conversely, these assets generally increase in value in a rising interest rate environment to the extent that prepayments are slower than previously estimated. An increase in the size of our mortgage servicing rights portfolio may increase our interest rate risk and may result in increased volatility in reported earnings due to non-cash fair value adjustments. Depending on the interest rate environment, it is possible that the fair value of our mortgage servicing rights may be reduced in the future. If such changes in fair value significantly reduce the carrying value of our mortgage servicing rights, our business, financial condition and results of operations could be adversely affected.

Inflation could negatively impact our business, our profitability and our stock price.

Inflation continued rising in the fourth quarter of 2025, and inflationary pressures may remain elevated into 2026. Prolonged periods of inflation may impact our profitability by negatively impacting our fixed costs and expenses, including increasing funding costs and expense related to talent acquisition and retention, and negatively impacting the demand for our products and services. Additionally, inflation may lead to a decrease in consumer and clients’ purchasing power and negatively affect the need or demand for our products and services. If significant inflation continues, our business could be negatively affected by, among other things, increased default rates leading to credit losses which could decrease our appetite for new credit extensions. Inflationary pressures may also adversely affect the valuation of certain balance sheet assets. These inflationary pressures could result in missed earnings and budgetary projections causing our stock price to suffer.

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

In addition to bank level liquidity management, we must manage liquidity at holding company for various needs including potential capital infusions into subsidiaries, the servicing of debt, the payment of dividends on our common stock, and share repurchases. The primary source of liquidity for us consists of dividends from the Bank which are governed by certain rules and regulations of our supervising agencies. Bank First’s ability to receive dividends from the Bank in future periods will depend on a number of factors, including, without limitation, the Bank's future profits, asset quality, liquidity, and overall condition. If Bank First does not receive dividends from the Bank as needed, its liquidity could be adversely affected, and it may not be able to continue to execute its current capital plan to return capital to its shareholders. In addition to dividends from the Bank, we have historically had access to a number of alternative sources of liquidity, including the capital markets, but there is no assurance that we will be able to obtain such liquidity on terms that are favorable to us, or at all, particularly during periods of market stress. If our access to these traditional and alternative sources of liquidity is diminished or only available on unfavorable terms, then our overall liquidity and financial condition will be adversely affected.

If the Bank loses or is unable to grow and retain its deposits, it may be subject to liquidity risk and higher funding costs.

The total amount that we pay for funding costs is dependent, in part, on the Bank’s ability to grow and retain its deposits. If the Bank is unable to sufficiently grow and retain its deposits at competitive rates to meet liquidity needs, it may be subject to paying higher funding costs to meet these liquidity needs. The Bank competes with banks and other financial services companies for deposits. As a result of monetary policy and the broader market for interest rates and funding, we were required to raise rates on our deposits to keep pace with our competition. Furthermore, if the Bank were to lose deposits, it must rely on more expensive sources of funding. This could result in a failure to maintain adequate liquidity and higher funding costs, reducing our net interest margin and net interest income. In addition, our access to deposits may be affected by the liquidity needs of our depositors and by changes in customer confidence, market sentiment or perceptions regarding the financial services industry. In particular, a substantial majority of our liabilities in 2025 were checking accounts and other liquid deposits, which are payable on demand or upon several days' notice, while by comparison, a substantial majority of our assets were loans, which cannot be called or sold in the same time frame. Moreover, our clients could withdraw their deposits in favor of alternative investments or non-bank financial products. While we have historically been able to replace maturing deposits and advances as necessary, we may not be able to replace such funds in the future, especially if a large number of our depositors seek to withdraw their accounts, regardless of the reason.

Our provision and allowance for credit losses may not be adequate to cover actual credit losses.

We make various assumptions and judgments about the collectability of our loan and lease portfolio and utilize these assumptions and judgments when determining the provision and allowance for credit losses. The determination of the appropriate level of the provision for credit losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes, as we have experienced. Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the amount reserved in the allowance for credit losses. Due to the declining economic conditions, our customers may not be able to repay their loans according to the original terms, and the collateral securing the payment of those loans may be insufficient to pay any remaining loan balance. While we maintain our allowance to provide for loan defaults and non-performance, losses may exceed the value of the collateral securing the loans and the allowance may not fully cover any excess loss. In addition, bank regulatory agencies periodically review our provision and the total allowance for credit losses and may require an increase in the allowance for credit losses or future provisions for credit losses, based on judgments different than those of management. Any increases in the provision or allowance for credit losses will result in a decrease in our net income and, potentially, capital, and may have a material adverse effect on our financial condition or results of operations. In addition, we expect that the allowance for credit losses under the CECL standard to be more volatile and sensitive to changes in economic conditions, portfolio composition, and model assumptions, and as such could have an impact on our results of operations. For a discussion of changes in accounting standards and regulatory capital implications, see “Business—Supervision and Regulation—Capital Requirements.”

If we do not effectively manage our asset quality and credit risk, we could experience credit losses.

Making any loan involves various risks, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and cash flows available to service debt, and risks resulting from changes in economic and market conditions. Our credit risk approval and monitoring procedures may fail to identify or reduce these credit risks, as some of these risks are outside of our control, and they cannot completely eliminate all credit risks related to our loan portfolio. Changes in the composition, growth or concentration of our loan portfolio may also increase our exposure to credit risk. If the overall economic climate, including employment rates, real estate markets, interest rates and general economic growth, in the United States, generally, or Wisconsin or Illinois specifically, experiences material disruption, our borrowers may experience difficulties in repaying their loans, the collateral we hold may decrease in value or become illiquid, and the levels of nonperforming loans, charge-offs and delinquencies could rise and require additional provisions for credit losses, which would cause our net income and return on equity to decrease. The future effects of the continued elevated inflationary and interest rate environment on economic activity could negatively affect the collateral values associated with our existing loans, the ability to liquidate the real estate collateral securing our residential and commercial real estate loans, our ability to maintain loan origination volume and to obtain additional financing, the future demand for or profitability of our lending and services, and the financial condition and credit risk of our customers. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making our business decisions or may result in a delay in our taking certain remediation actions, such as foreclosure. If borrowers fail to repay their loans, our financial condition and results of operations would be adversely affected. Additionally, potential future actions such as the proposed consumer credit card interest rate cap may lead to unprofitable products, especially for riskier borrowers, and could lead to cutting credit lines or eliminating cards, increased reliance on fees and increased debt burdens for those needing credit most, thereby having the potential to negatively impact bank asset quality.

We face strong competition from financial services companies and other companies that offer banking services.

We conduct our banking operations primarily in Wisconsin and Illinois. Many of our competitors offer the same, or a wider variety of, banking services within our market areas, and we compete with them for the same customers. These competitors include banks with nationwide operations, regional banks and community banks. In many instances these national and regional banks have greater resources than we do, and the smaller community banks may have stronger ties in local markets than we do, which may put us at a competitive disadvantage. We also face competition from many other types of financial institutions, including fintech companies, thrift institutions, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In addition, a number of out-of-state financial institutions have opened offices and solicit deposits in our market areas. Increased competition in our markets may result in reduced loans and deposits, as well as reduced net interest margin and profitability. We compete with many forms of payments offered by both bank and non-bank providers, including a variety of new and evolving alternative payment mechanisms, systems and products, such as aggregators and web-based and wireless payment platforms or technologies, digital or “crypto” currencies, prepaid systems and payment services targeting users of social networks, communications platforms and online gaming. Competition is increasingly focused on digital capabilities, customer experience, speed, and convenience, and failure to meet evolving customer expectations may adversely affect our competitive position. Our future success may depend, in part, on our ability to use technology competitively to offer products and services that provide convenience to customers and create additional efficiencies in our operations. In addition, some competitors may offer banking and payment services through embedded or platform-based models that reduce the need for customers to maintain traditional banking relationships. If we are unable to attract and retain banking clients, we may be unable to continue to grow our loan and deposit portfolios, and our business, financial condition and results of operations may be adversely affected. Furthermore, the financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Finally, our credit union competitors benefit from competitive advantages, including the credit union exemption from paying federal income tax and can, therefore, more aggressively price many products and services. The impact of the existing regulatory framework and any future changes to it could negatively affect our ability to compete with these institutions, which could have a material adverse effect on our results of operations and prospects. Further, as a result of the GENIUS Act, passed in 2025 to provide a regulatory framework for stablecoins in the U.S., increased competition may emerge from issuers of stablecoins and providers of related technology.

Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.

As of December 31, 2025, approximately 74.1% of our loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral. This includes collateral consisting of income producing and residential construction properties, which properties tend to be more sensitive to general economic conditions and downturns in real estate markets. As a result, adverse developments affecting real estate values in our market areas could increase the credit risk associated with our real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the area in which the real estate is located. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, and could result in losses that would adversely affect credit quality, financial condition, and results of operation. Negative changes in the economy affecting real estate values and liquidity in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. In addition, declines in real estate or disruptions in credit markets could impair borrowers’ ability to refinance or extend loans at maturity, increasing the risk of default or loss. Such declines and losses could have a material adverse impact on our business, results of operations and growth prospects. Certain real estate sectors or property types may be more adversely affected by economic downturns, changes in interest rates, or shifts in market demand, which could further increase credit risk. If real estate values decline, it is also more likely that we would be required to increase our ACL-Loans, which could adversely affect our financial condition, results of operations and cash flows.

Our future success is largely dependent upon our ability to successfully execute our business strategy.

Our future success, including our ability to achieve our growth and profitability goals, is dependent on the ability of our management team to execute on our long-term business strategy, which is subject to various internal and external factors, and which requires them to, among other things: maintain and enhance our reputation; attract and retain experienced and talented bankers in each of our markets; maintain adequate funding sources, including by continuing to attract stable, low-cost deposits; enhance our market penetration in our metropolitan markets and maintain our leadership position in our community markets; improve our operating efficiency; implement new technologies to enhance the client experience and keep pace with our competitors; identify attractive acquisition targets, close on such acquisitions on favorable terms and successfully integrate acquired businesses; attract and maintain commercial banking relationships with well-qualified businesses, real estate developers and investors with proven track records in our market areas; attract sufficient loans that meet prudent credit standards; originate conforming residential mortgage loans for resale into secondary market to provide mortgage banking income; maintain adequate liquidity and regulatory capital and comply with applicable federal and state banking regulations; manage our credit, interest rate and liquidity risks; develop new, and grow our existing, streams of noninterest income; oversee the performance of third-party service providers that provide material services to our business; and control expenses in line with current projections. Failure to achieve these strategic goals could adversely affect our ability to successfully implement our business strategies and could negatively impact our business, growth prospects, financial condition and results of operations. Further, if we do not manage our growth effectively, our business, financial condition, results of operations and future prospects could be negatively affected, and we may not be able to continue to implement our business strategy and successfully conduct our operations. Furthermore, our strategic initiatives may result in an increase in expense, divert management attention, take away from other opportunities that may have proved more successful, negatively impact operational effectiveness or impact employee morale. Pursuing multiple strategic initiatives simultaneously, including acquisitions, technology investments or geographic expansion, may place additional strain on management, personnel, systems, and controls. Additionally, there can be no assurance that we will ultimately realize the anticipated benefits of these strategic initiatives, or that these strategic initiatives will positively impact our organization.

We depend on our executive officers and other key individuals to continue the implementation of our long-term business strategy and could be harmed by the loss of their services and our inability to make up for such loss with qualified replacements.

We believe that our continued growth and future success will depend in large part on the skills of our management team and our ability to motivate and retain these individuals and other key individuals in a competitive labor market for experienced banking and financial services professionals. The loss of any of their service could reduce our ability to successfully implement our long-term business strategy, disrupt key client or business relationships, or result in a loss of institutional knowledge, our business could suffer and the value of our common stock could be materially adversely affected. There can be no assurance that we would be able to identify and retain qualified replacements on a timely basis or on terms acceptable to us.

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

While we continue to focus on organic growth opportunities, we may pursue attractive bank or non-bank acquisition and consolidation opportunities that arise in our core markets and beyond. The number of financial institutions headquartered in Wisconsin, Illinois the Midwest United States, and across the country continues to decline through merger and other consolidation activity. In the event that attractive acquisition opportunities arise, we would likely face competition for such acquisitions from other banking and financial companies, many of which have significantly greater resources and may have more attractive valuations. This competition could either prevent us from being able to complete attractive acquisition opportunities or increase prices for potential acquisitions which could reduce our potential returns and reduce the attractiveness of these opportunities. In addition, the completion of acquisitions is subject to regulatory approvals, which may be delayed, conditioned or denied, and regulatory conditions may reduce the anticipated benefits of a transaction. Furthermore, our pursuit of acquisitions may disrupt our business, and any equity that we issue as merger consideration may have the effect of diluting the value of your investment. In addition, we may fail to realize some or all of the anticipated benefits of completed acquisitions. We anticipate that the integration of businesses that we may acquire in the future will be a time-consuming and expensive process, even if the integration process is effectively planned and implemented. In addition, our acquisition activities could be material to our business and involve a number of significant risks, including the following: incurring time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions, resulting in our attention being diverted from the operating of our existing business; using inaccurate estimates and judgments to evaluate credit, operations, management, and market risks with respect to the target company or the assets and liabilities that we seek to acquire; exposure to potential asset quality issues of the target company; intense competition from other banking organizations and other potential acquirers, many of which have substantially greater resources than we do; potential exposure to unknown or contingent liabilities of banks and businesses we acquire, including, without limitation, liabilities for regulatory and compliance issues; inability to realize the expected revenue increases, cost savings, increases in geographic or product presence, and other projected benefits of the acquisition; incurring time and expense required to integrate the operations and personnel of the combined businesses; inconsistencies in standards, procedures, and policies that would adversely affect our ability to maintain relationships with customers and employees; experiencing higher operating expenses relative to operating income from the new operations; creating an adverse short-term effect on our results of operations; losing key employees and customers; significant problems related to the conversion of the financial and customer data of the entity; integration of acquired customers into our financial and customer product systems; potential changes in banking or tax laws or regulations that may affect the target company; or risks of impairment to goodwill or litigation risk. If difficulties arise with respect to the integration process, the economic benefits expected to result from acquisitions might not occur. As with any merger of financial institutions, there also may be business disruptions that cause us to lose customers or cause customers to move their business to other financial institutions. Pursuing acquisitions concurrently with other strategic initiatives may place additional strain on management, personnel, systems and controls. Failure to successfully integrate businesses that we acquire could have an adverse effect on our profitability, return on equity, return on assets, or our ability to implement our strategy, any of which in turn could have a material adverse effect on our business, financial condition, and results of operations.

The implementation of new lines of business or new products and services may subject us to additional risk.

We continuously evaluate our service offerings and may implement new lines of business or offer new products and services within existing lines of business in the future. There are substantial risks and uncertainties associated with these efforts. In developing and marketing new lines of business and/or new products and services, we undergo a process to assess the risks of the initiative, and invest considerable time and resources to build internal controls, policies and procedures to mitigate those risks, including hiring experienced management to oversee the implementation of the initiative. New initiatives may also require enhancements to our technology systems, data management processes, or operational infrastructure, and delays or deficiencies in these areas could hinder successful implementation or increase operational risk. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved, and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business and/or a new product or service. Furthermore, any new line of business and/or new product or service could require the establishment of new key and other controls and have a significant impact on our existing system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business and/or new products or services could have a material adverse effect on our business and, in turn,

our financial condition and results of operations.

The fair value of our investment securities may decline.

As of December 31, 2025, the fair value of our available for sale securities portfolio was approximately $164.4 million. Factors beyond our control can significantly influence the fair value of our securities and can cause adverse changes to the fair value of these securities. These factors include rating agency actions, defaults by or other adverse events affecting the issuer, lack of liquidity, changes in market interest rates, and continued instability in the capital markets. A prolonged decline in the fair value of our securities could result in an established allowance for credit losses, which would affect our results of operations.

The financial services industry is undergoing rapid technological changes, and we may not have the resources to implement new technology to stay current with these changes.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services  (including those related to or involving artificial intelligence, machine learning, blockchain and other distributed ledger technologies) and a growing demand for mobile and other phone and computer banking applications. In addition to better serving clients, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend in part upon our ability to address the needs of our clients by using technology to provide products and services that will satisfy client demands for convenience as well as to provide secure electronic environments and create additional efficiencies in our operations as we continue to grow and expand our market area. Many of our larger competitors have substantially greater resources to invest in technological improvements and have invested significantly more than us in technological improvements. As a result, they may be able to offer additional or more convenient products compared to those that we will be able to provide, which would put us at a competitive disadvantage. Some of these competitors consist of financial technology providers who are beginning to offer more traditional banking products and may either acquire a bank charter or obtain a bank-like charter, such as the Fintech charter provided by the OCC. Accordingly, we may not be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to our clients, which could impair our growth and profitability. We also rely in part on third-party vendors and service providers for certain technology solutions, and any failure or disruption involving these vendors could further limit our ability to compete effectively. In addition, some of our competitors are subject to less regulation and/or more favorable tax treatment, which may put us at a competitive disadvantage.

We may not be able to successfully implement current or future information technology system enhancements and operational initiatives, which could adversely affect our business operations and profitability.

We continue to invest significant resources in our core information technology systems in order to provide functionality and security at an appropriate level, and to improve our operating efficiency and to streamline our client experience. These initiatives significantly increase the complexity of our relationships with third-party service providers and such relationships may be difficult to unwind. We may not be able to successfully implement and integrate such system enhancements and initiatives, which could adversely impact our ability to comply with a number of legal and regulatory requirements, which could result in sanctions from regulatory authorities. Systems conversions or enhancements may also result in data inaccuracies, service disruptions, or other operational issues that could negatively affect our customers or internal processes. In addition, these projects could have higher than expected costs and/or result in operating inefficiencies, which could increase the costs associated with the implementation as well as ongoing operations. Failure to properly utilize system enhancements that are implemented in the future could result in impairment charges that adversely impact our financial condition and results of operations, could result in significant costs to remediate or replace the defective components, and could impact our ability to compete. In addition, we may incur significant training, licensing, maintenance, consulting, and amortization expense during and after implementation, and any such costs may continue for an extended period of time. As such, we cannot guarantee that the anticipated long-term benefits of these system enhancements and operational initiatives will be realized.

We rely extensively on information technology systems to operate our business and an interruption or security incident may disrupt our business operations, result in reputational harm, and have an adverse effect on our operations.

As a complex financial institution, we rely extensively on our information technology systems to operate our business, including to process, record, and monitor a large number of client transactions on a continuous basis. As client, public, and regulatory expectations regarding operational and information security have increased, our operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions, and breakdowns. Our business, financial, accounting, data processing systems, or other operating systems and facilities may stop operating properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control. For example, there could be sudden increases in client transaction volume; electrical or telecommunications outages; natural disasters such as earthquakes, tornadoes, and hurricanes; disease pandemics; events arising from local or larger scale political or social matters, including terrorist acts; and, as described below, cyber-attacks. While we have policies, procedures, and systems designed to prevent or limit the effect of possible failures, interruptions, or compromises in the security of information systems and business continuity programs designed to provide services in the case of such events, there is no guarantee that these safeguards or programs will address all of the threats that continue to evolve.

The development and use of artificial intelligence (AI) presents risks and challenges that may adversely impact our business.

The Company or its third-party (or fourth party) vendors, clients or counterparties may develop or incorporate AI technology in certain business processes, services, or products. The development and use of AI presents a number of risks and challenges to the Company’s business. The legal and regulatory environment relating to AI is uncertain and rapidly evolving, both in the U.S. and internationally, and includes regulatory schemes targeted specifically at AI as well as provisions in intellectual property, privacy, security, consumer protection, employment, and other laws applicable to the use of AI. These evolving laws and regulations could require changes in the Company’s implementation of AI technology and increase the Company’s compliance costs and the risk of non-compliance. AI models, particularly generative AI models, may produce output or take action that is incorrect, that reflects biases included in the data on which they are trained, that results in the release of private, confidential, or proprietary information, that infringes on the intellectual property rights of others, or that is otherwise harmful. In addition, the complexity of many AI models makes it difficult to understand why they are generating particular outputs. This limited transparency increases the challenges associated with assessing the proper operation of AI models, understanding and monitoring the capabilities of the AI models, reducing erroneous output, eliminating bias, and complying with regulations that require documentation or explanation of the basis on which decisions are made. Further, the Company may rely on AI models developed by third parties, and, to that extent, would be dependent in part on the manner in which those third parties develop and train their models, including risks arising from the inclusion of any unauthorized material in the training data for their models and the effectiveness of the steps these third parties have taken to limit the risks associated with the output of their models, matters over which the Company may have limited visibility. Any of these risks could expose the Company to liability or adverse legal or regulatory consequences and harm the Company’s reputation and the public perception of its business or the effectiveness of its security measures. Negative public perception or loss of customer trust arising from the actual or perceived misuse or failure of AI technologies could adversely affect the Company’s relationships with customers or other stakeholders.

System failure or compromises of our network security, or the security of our third-party data processing partner, including as a result of cyberattacks, could subject us to increased operating costs as well as litigation and other liabilities.

The computer systems and network infrastructure we use, including those we maintain with our service providers and vendors may be vulnerable to physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as cyberattacks, including through, for example, phishing attempts, brute force attacks, denial of service attacks, viruses or other malicious code, exploiting software vulnerabilities (including “zero-day attacks”), ransomware or other malware and supply chain attacks, and other disruptive problems caused by criminal threat actors. Any damage or failure that causes breakdowns or disruptions in our client relationship management, general ledger, deposit, loan and other systems could damage our reputation, result in a loss of client business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on us. Cyberattacks and other technology disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, and those we maintain with our services providers and vendors. Information security risks have generally increased in recent years in part because of the proliferation of new technologies, including artificial intelligence, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. Our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks. Although we believe we have appropriate information security procedures and controls in place, our technologies, systems, networks, devices, and our clients’ devices may become the target of cyberattacks that could result in the unauthorized access, release, gathering, monitoring, misuse, loss or destruction of our or our clients’ confidential, proprietary and other information, or otherwise disrupt our or our clients’ business operations. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could also result in additional costs. We are under continuous threat of loss due to hacking and cyberattacks especially as we continue to expand client capabilities to utilize internet and other remote channels to transact business. While we are not aware of any actual or reasonably likely material cybersecurity incidents on our computer or other information technology systems, there can be no assurance that we will not be the victim of successful cyberattacks in the future that could cause us to suffer material losses. The occurrence of any cyberattack could result in potential liability to clients, reputational damage, disclosure obligations, the disruption of our operations, and regulatory concerns, all of which could adversely affect our business, financial condition or results of operations.

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

In recent years, fraud risk increased significantly for us and for all banks. Deposit fraud (check kiting, wire fraud, etc.) and card fraud continue to be significant sources of fraud attempts and losses in our consumer banking business. Moreover, our commercial clients have experienced increased levels of financial fraud risk as well, often requiring our involvement and assistance because of our banking relationship with these clients. The methods used to perpetrate and combat fraud continue to evolve as technology changes and more tools for access to financial services emerge, such as real-time payments. In addition to cybersecurity risks, new techniques have made it easier for bad actors to obtain and use client personal information, mimic signatures, and otherwise create false documents that look genuine. Fraud schemes are broad and can include debit card/credit card fraud, check fraud, NSF fraud, mechanical devices attached to ATM machines, social engineering and phishing attacks to obtain personal information, impersonation of our clients through the use of falsified or stolen credentials, employee fraud, information fraud, and other malfeasance. Criminals are turning to new sources to steal personally-identifiable information in order to impersonate our clients to commit fraud. Fraudulent activity may also originate outside of our systems, including through merchants, payment networks, counterparties or third-party service providers, which may limit our ability to prevent or detect such activity. Our anti-fraud actions are both preventative (anticipating lines of attack, educating employees and clients, making operational changes) and responsive (remediating actual attacks). We have established policies, processes, and procedures to identify, measure, monitor, mitigate, report, and analyze these risks. We continue to invest in systems, resources, and controls to detect and prevent fraud. There are inherent limitations, however, to our risk management strategies, systems, and controls as they may exist, or develop in the future. We may not appropriately anticipate, monitor, or identify these risks. If our risk management framework proves ineffective, we could suffer unexpected losses, we may have to expend resources detecting and correcting the failure in our systems, and we may be subject to potential claims from third parties and government agencies. In certain circumstances, we may also face legal, regulatory or reputational pressure to reimburse customers for fraud losses, even where we are not legally obligated to do so. We may also suffer reputational damage. Any of these consequences could adversely affect our business, financial condition, or results of operations. Our regulators require us to report fraud promptly, and regulators often advise banks of new schemes to enable the entire industry to adapt as quickly as possible. However, some level of fraud loss is unavoidable, and the risk of loss cannot be eliminated.

If our enterprise risk management framework is not effective at mitigating risk and loss to us, we could suffer unexpected losses and our results of operations could be materially adversely affected.

Our enterprise risk management framework seeks to achieve an appropriate balance between risk and return, which is critical to optimizing shareholder value. We have established processes and procedures intended to identify, measure, monitor, report, and analyze the types of risk to which we are subject, including strategic, market, credit, liquidity, capital, cybersecurity, operational, regulatory compliance, litigation, and reputation. However, as with any risk management framework, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. For example, the financial and credit crisis and resulting regulatory reform highlighted both the importance and some of the limitations of managing unanticipated risks. If our risk management framework proves ineffective, we could suffer unexpected losses and our business and results of operations could be materially adversely affected.

Our ability to maintain our reputation is critical to the success of our business, and the failure to do so may materially adversely affect our performance.

Our reputation is one of the most valuable components of our business. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring, and retaining and providing growth opportunities for employees who share our core values of being an integral part of the communities we serve, delivering superior service to our clients, caring about our clients and employees, and investing in our information technology and other systems. If our reputation is negatively affected by the actions of our employees or otherwise, including as a result of operational errors, clerical or record-keeping errors, or those resulting from faulty or disabled computer or telecommunications systems or a successful cyberattack against us or other unauthorized release or loss of client information, or by the actions or failures of third-party service providers or business partners, our reputation, business, and our operating results may be materially adversely affected. Damage to our reputation could also negatively impact our credit ratings and impede our access to the capital markets. In addition, negative publicity or adverse public perception, whether or not factually accurate, may spread rapidly and be difficult to remediate, which could further exacerbate reputational harm.

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

We may be involved from time to time in a variety of litigation, investigations, inquiries, or similar matters arising out of our business. Furthermore, litigation against banks tend to increase during economic downturns and periods of credit deterioration, which may occur or worsen as a result of current economic uncertainty. Most recently there has been an increase in class action lawsuits filed claiming deceptive practices or violations of account terms in connection with non-sufficient fees or overdraft charges and violations of the Fair Labor Standards Act (FLSA). We may also be subject to regulatory investigations, examinations or enforcement actions that could result in fines, penalties, customer remediation requirements, or other supervisory actions. We manage these risks through internal controls, personnel training, insurance, litigation management, our compliance and ethics processes, and other means. However, the commencement, outcome, and magnitude of litigation cannot be predicted or controlled with any certainty.

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

The Company, primarily through the Bank and certain non-bank subsidiaries, are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds and the safety and soundness of the banking system as a whole, and not shareholders. These regulations affect the Bank’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Company and/or the Bank in substantial and unpredictable ways. Such changes could subject the Company and/or the Bank to additional costs, limit the types of financial services and products the Company and/or the Bank may offer, and/or limit the pricing the Company and/or the Bank may charge on certain banking services, among other things. Compliance personnel and resources may increase our costs of operations and adversely impact our earnings. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations. In addition, the potential erosion of Federal Reserve independence could negatively impact financial markets and impact our profitability. While the Company has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See “Business - Supervision and Regulation”.

Federal regulatory agencies, including the Federal Reserve and the OCC, periodically conduct examinations of our business, including for compliance with laws and regulations, and our failure to comply with any supervisory actions to which we are or become subject as a result of such examinations may adversely affect our business.

Federal regulatory agencies, including the Federal Reserve and the OCC, periodically conduct examinations of our business, including our compliance with laws and regulations. If, as a result of an examination, an agency was to determine whether the financial, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of any of our operations had become unsatisfactory, or violates any law or regulation, such agency may take certain remedial or enforcement actions it deems appropriate to correct any deficiency. Remedial or enforcement actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced against a bank, to direct an increase in the bank’s capital, to restrict the bank’s growth, to assess civil monetary penalties against a bank’s officers or directors, and to remove officers and directors. The CFPB also has authority to take enforcement actions, including cease-and-desist orders or civil monetary penalties, if it finds that we offer consumer financial products and services in violation of federal consumer financial protection laws. If we were unable to comply with future regulatory directives, or if we were unable to comply with the terms of any future supervisory requirements to which we may become subject, then we could become subject to a variety of supervisory actions and orders, including cease-and-desist orders, prompt corrective actions, memoranda of understanding and other regulatory enforcement actions. Such supervisory actions could, among other things, impose greater restrictions on our business, as well as our ability to develop any new business. We could also be required to raise additional capital, dispose of certain assets and liabilities within a prescribed time period, or both. Failure to implement remedial measures as required by financial regulatory agencies could result in additional orders or penalties from federal and state regulators, which could trigger one or more of the remedial actions described above. The terms of any supervisory action and associated consequences with any failure to comply with any supervisory action could have a material negative effect on our business, operating flexibility and overall financial condition. Further, bank failures have and may in the future diminish public confidence in small and regional banks’ abilities to safeguard deposits in excess of federally insured limits, which could prompt customers to maintain their deposits with larger financial institutions. Concerns over rapid, large-scale deposit movement have and could in the future heighten regulatory scrutiny surrounding liquidity and increase competition for deposits and the resulting cost of funding, which could create pressure on net interest margin and results of operations. In addition, bank failures have and could in the future prompt the FDIC to increase deposit insurance costs. Increases in funding, deposit insurance or other costs as a result of these types of events have and could in the future materially adversely affect our financial condition and results of operations. Further, the disruption following these types of events have and could in the future generate significant market trading volatility among publicly traded bank holding companies and, in particular, regional banks like the Company.

We are subject to lending concentration risk, which could cause our regulators to restrict our ability to grow.

A substantial portion of our loan portfolio is secured by real estate. In weak economies, or in areas where real estate market conditions are distressed, we may experience a higher than normal level of nonperforming real estate loans. The collateral value of the portfolio and the revenue stream from those loans could come under stress, and additional provisions for the allowance for credit losses could be necessitated. Our ability to dispose of foreclosed real estate at prices at or above the respective carrying values could also be impaired, causing additional losses. Commercial real estate (“CRE”) is cyclical and poses risks of loss to us due to our concentration levels and risk of the asset, especially during a difficult economy, including the current stressed economy. As of December 31, 2025, 49.3% of our loan portfolio was comprised of loans secured by commercial real estate. The banking regulators continue to give CRE lending greater scrutiny, and banks with higher levels of CRE loans are expected to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as higher levels of allowances for possible losses and capital levels as a result of CRE lending growth and exposures. Although we are actively working to manage our CRE concentration and believe that our underwriting policies, management information systems, independent credit administration process, and monitoring of real estate loan concentrations are currently sufficient to address the CRE Concentration Guidance, the OCC or other federal regulators could become concerned about our CRE loan concentrations, and they could limit our ability to grow by, among other things, restricting their approvals for the establishment or acquisition of branches, or approvals of mergers or other acquisition opportunities. Our loan portfolio contains several industry and collateral concentrations including, but not limited to, commercial and residential real estate. Due to the exposure in these concentrations, disruptions in markets, economic conditions, changes in laws or regulations or other events could cause a significant impact on the ability of borrowers to repay and may have a material adverse effect on our business, financial condition and results of operations.

The Federal Reserve may require us to commit capital resources to support the Bank.

The Federal Reserve, which examines us and the Bank, requires a bank holding company to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. In addition, the Dodd-Frank Act directs the federal bank regulators to require that all companies that directly or indirectly control an insured depository institution serve as a source of strength for the institution. Under these requirements, in the future, we could be required to provide financial assistance to the Bank if it experiences financial distress. A capital injection may be required at times when we do not have the resources to provide it, and therefore we may be required to borrow the funds. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the holding company’s general unsecured creditors, including the holders of its note obligations. Regulatory authorities have broad discretion in enforcing “source of strength” obligations, and any borrowing that must be done by the holding company in order to make the required capital injection becomes more difficult and expensive and will adversely impact the holding company’s cash flows, financial condition, results of operations and prospects.

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

In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve. An important function of the Federal Reserve is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve to implement these objectives are open market operations in U.S. government securities, adjustments of the discount rate and changes in reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits. The monetary policies and regulations of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. Rapid, significant or unexpected changes in Federal Reserve policy may increase interest rate volatility and make it more difficult to manage our business and plan for future growth. The effects of such policies upon our business, financial condition and results of operations cannot be predicted.

Our deposit insurance premiums could be substantially higher in the future, which could have a material adverse effect on our future earnings.

The FDIC insures deposits at FDIC-insured depository institutions, such as the Bank, up to applicable limits. The amount of a particular institution’s deposit insurance assessment is based on that institution’s risk classification under an FDIC risk-based assessment system. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to its regulators. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. The FDIC may also impose special assessments, increase assessment rates, or require prepayments from insured institutions from time to time. Any future additional assessments, increases or required prepayments in FDIC insurance premiums could reduce our profitability, may limit our ability to pursue certain business opportunities or otherwise negatively impact our operations.

We are subject to federal and state fair lending laws, and failure to comply with these laws could lead to material penalties.

Federal and state fair lending laws and regulations, such as the Equal Credit Opportunity Act and the Fair Housing Act, impose nondiscriminatory lending requirements on financial institutions. The Department of Justice, CFPB and other federal and state agencies are responsible for enforcing these laws and regulations. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. A successful challenge to our performance under the fair lending laws and regulations could adversely impact our rating under the Community Reinvestment Act and result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, costly remediation or monitoring requirements, imposition of restrictions on merger and acquisition activity and restrictions on expansion activity, which could negatively impact our reputation, business, financial condition and results of operations.

We could face the risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

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

Tax law changes and interpretations may have a negative impact on our earnings.

Recently enacted tax legislation, including the 2017 Tax Cuts and Jobs Act and the 2025 One Big Beautiful Bill Act, has

significantly affected us, our customers, and the U.S. economy, and may continue to do so. These laws modify or extend prior tax provisions and accelerate the phase-out of certain incentives under the Inflation Reduction Act of 2022. Future legislative, administrative, or judicial tax changes could also alter the tax treatment of corporations in ways that negatively impact us directly or indirectly through effects on our customers. Although lower tax rates may provide some benefit, the extent of any advantage will depend on competitive and market factors. In addition, tax authorities have become more aggressive in challenging tax positions taken by financial institutions. If tax authorities disagree with our interpretations or tax planning strategies, we could face additional taxes, interest, penalties, or be required to modify our business practices,

any of which could materially adversely affect our business, financial condition, or results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

Assessing, identifying and managing material risks from cybersecurity threats is critical for maintaining the security of the Company’s data and information systems, and is integrated into our enterprise risk management systems and processes. The Bank’s approach to cybersecurity risk management and strategy is based on the Cyber Risk Institute (“CRI”) Profile, which is a comprehensive, industry-standard cybersecurity framework tailored for the financial sector to assess risk and ensure regulatory compliance. The CRI incorporates cybersecurity-related principles from the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework, regulatory guidance, and concepts from other industry standards.

The CRI consists of two parts:  Impact tiering, which is used to identify the Bank’s cybersecurity maturity expectations; and the risk assessment. Completion of both parts of the CRI allows management and the Board to evaluate whether the Company’s cybersecurity risk and preparedness are aligned. The CRI impact tiering is a self-assessment, prompting questions to customize the profile assessment, based on the institution’s risk and activities. The risk assessment portion of the CRI contains diagnostic statements grouped by function, category and subcategory. The risk assessment indicates the applicability of each diagnostic statement to each impact tier level. Each statement is given an assessment rating with supporting rationale and evidence provided to justify the rating given. Functions in the risk assessment portion include: (i) Govern; (ii) Identify; (iii) Protect; (iv) Detect; (v) Respond; (vi) Recover; and (vii) Extend.

The Information Security Officer (“ISO”) and the Company’s management-level Information Technology Committee conduct and review the CRI annually to identify changes to the Company’s inherent impact tier and risk profile; when new threats arise or when considering changes to the business strategy, such as expanding operations, offering new products and services, or entering into new third-party relationships that support critical activities. Consequently, management can determine whether additional risk management practices or controls are needed to maintain or augment the Company’s cybersecurity maturity.

In an effort to continually share threat intelligence and increase awareness of cybersecurity trends, the Company has also implemented a Cybersecurity Education and Awareness Program. Among others, this program includes the following components:

●	Mandatory annual cybersecurity employee training for all employees;
●	Training specifically targeted to Senior Management and Information Technology staff;
●	Monthly cybersecurity phishing simulation campaigns;
●	Quarterly review of emerging security trends by the management-level Risk Management Committee;
●	Mandatory annual cybersecurity Board training; and
●	Periodic communication to employees highlighting internal control requirements and information about common threats or fraud schemes. The Company retains external consultants to assist in the development and monitoring processes for assessing, identifying, and managing potential cybersecurity threats. The Company engages third-party service providers to conduct evaluations of security controls including through penetration testing and independent assessments, and to provide consulting regarding recommended practices to address new challenges. The Company also requires third-party service providers to report on cybersecurity incidents so the Bank can assess their impact. As part of the Bank’s vendor management process, the Bank conducts information security due diligence of third-parties with whom the Bank will interact, including risk profiling and classification. The Company’s vendor risk management program includes regular reviews and oversight of all service providers in accordance with a risk profile classification.

To date, we have not experienced a cybersecurity incident that has, or is reasonably likely to have, materially impacted our business strategy, results of operations, or financial condition. Despite our efforts, there can be no assurance that our cybersecurity risk management processes and measures described will be fully implemented, complied with, or effective in protecting our systems and information. We face risks from certain cybersecurity threats that, if realized, are reasonably likely to materially affect our business strategy, result of operations or financial condition. Please see Part I, Item 1A. Risk Factors for further discussion of the risks associated with an interruption or breach in our information systems or infrastructure.

Board and Management Governance

The Company’s Board of Directors recognizes the importance of maintaining the trust and confidence of our customers, employees, and shareholders, including the risks associated with cybersecurity threats. The Board of Directors’ responsibilities for cybersecurity risk management and strategy, some of which are delegated to the Audit Committee, include the following:

●	Engaging management in establishing the Bank’s vision, risk tolerance, and overall strategic direction;
●	Approving plans to ensure the use of the CRI;
●	Reviewing management’s analysis of the CRI results, inclusive of any reviews or opinions on the results issued by independent risk management or internal audit functions regarding those results;
●	Reviewing management’s determination of whether the Bank’s cybersecurity preparedness is aligned with its risks;
●	Reviewing and approving plans to address and enhance any risk management procedures or controls; and
●	Reviewing the results of management’s ongoing monitoring of the Bank’s exposure to and preparedness for cyber threats.

The Board’s oversight of cybersecurity risk is supported by our ISO, who reports directly to the Audit Committee and to the Chief Legal Counsel and shares a co-sourced relationship with a third-party consultant. The ISO attends Audit Committee meetings and provides cybersecurity updates to the Audit Committee. The ISO also provides annual risk assessments and reports regarding the information security program to the full Board. Cybersecurity risk metrics and program updates are reported to management and the Audit Committee on a regular cadence, with periodic director education sessions supporting oversight. The Audit Committee is also involved in oversight of potentially significant cybersecurity incidents, which are evaluated for materiality without unreasonable delay, consistent with SEC rules.

The ISO has been with Bank First for over 12 years in various operational and administrative roles.  For the past six years, he has served as the Bank’s VP-Enterprise Risk Manager, and as ISO for the past three years.  In 2022, he earned the Certified Banking Security Manager certification from SBS Cybersecurity. The ISO works closely with the Chief Information Officer to ensure that the Bank’s cybersecurity controls are in line with established internal culture, Board expectations and risk appetite, and all regulatory requirements. The ISO’s responsibilities include the following:

●	Developing a plan to conduct and complete the CRI on an annual basis;
●	Working with the Chief Information Officer to evaluate the results of the CRI;
●	Leading employee efforts during the CRI to facilitate timely responses from across the Bank;
●	Setting the target state of cybersecurity preparedness that best aligns to the Board of Directors’ approved risk tolerance;
●	Reviewing, approving, and supporting plans to address risk management and enhancing controls;

●	Analyzing and presenting the results of the CRI to the full Board of Directors;
●	Providing periodic cybersecurity updates to the full Board of Directors;
●	Overseeing the performance of ongoing monitoring to address evolving areas of cybersecurity risk;
●	Overseeing frequent testing/auditing activities, cybersecurity risk assessments, vulnerability scanning, penetration testing, monitoring of external threat intelligence and supplier risk sources, and 24/7 incident monitoring to inform our understanding of the cybersecurity risk landscape;
●	Overseeing the Bank’s cybersecurity preparedness.

Finally, the Company has established an Information Technology Committee to support the ISO in implementing the CRI, documenting formal action plans to be presented to the Board of Directors, enforcing and implementing the controls established by the CRI, and assisting in ensuring employee compliance with internal controls.

ITEM 2. PROPERTIES

Our main office is located at 402 North 8th Street, Manitowoc, Wisconsin 54220. Including its main office, the Bank operates thirty-eight (38) branches located in nineteen (19) counties in Wisconsin and Illinois, which includes the branches that were acquired in connection with the Company’s acquisition of Centre on January 1, 2026. The addresses of these offices are provided below. We believe these premises will be adequate for present and anticipated needs and that we have adequate insurance to cover our owned and leased premises. For each property that we lease, we believe that upon expiration of the lease we will be able to extend the lease on satisfactory terms or relocate to another acceptable location:

Office	Address	City, State, Zip	Lease/Own
Main Office	402 N. 8th Street	Manitowoc, Wisconsin, 54220	Own
Appleton	4201 W. Wisconsin Avenue	Appleton, Wisconsin, 54913	Lease
Bellevue	2747 Manitowoc Road	Green Bay, Wisconsin, 54311	Own
Beloit	345 E. Grand Avenue	Beloit, Wisconsin, 53511	Own
Beloit	1882 E. Inman Parkway	Beloit, Wisconsin, 53511	Own
Cambridge	221 W. Main Street	Cambridge, Wisconsin, 53523	Own
Cedarburg	W61 N529 Washington Avenue	Cedarburg, Wisconsin, 53012	Own
Clinton	500 Peck Avenue	Clinton, Wisconsin, 53525	Own
Clintonville	135 S. Main Street	Clintonville, Wisconsin, 54929	Own
Darien	218 N. Walworth Street	Darien, Wisconsin, 53114	Own
Delavan	1221 S. Shore Drive	Delavan, Wisconsin, 53115	Own
Denmark	103 E. Main Street	Denmark, Wisconsin, 54208	Own
Fond du Lac	825 W. Johnson Street	Fond du Lac, Wisconsin, 54935	Own
Howard	1951 Shawano Avenue	Howard, Wisconsin, 54303	Own
Iola	295 E. State Street	Iola, Wisconsin, 54945	Own
Janesville	2111 Holiday Drive	Janesville, Wisconsin, 53545	Own
Kiel	110 Fremont Street	Kiel, Wisconsin, 53042	Own
Manitowoc	2915 Custer Street	Manitowoc, Wisconsin, 54220	Own
Mishicot	110 Baugniet Street	Mishicot, Wisconsin, 54228	Own
Monroe	1625 10th Street	Monroe, Wisconsin, 53566	Own
Oshkosh	1159 N. Koeller Street	Oshkosh, Wisconsin, 54902	Own
Pardeeville	512 S. Main Street	Pardeeville, Wisconsin, 53954	Own
Plymouth	2700 Eastern Avenue	Plymouth, Wisconsin, 53073	Own
Poynette	105 S. Main Street	Poynette, Wisconsin, 53955	Own
Reedsville	100 Mill Street	Reedsville, Wisconsin, 54230	Own
Rockton	300 E. Main Street	Rockton, Illinois, 61072	Own
Roscoe	5360 Bridge Street	Roscoe, Illinois, 61073	Own
Shawano	835 E. Green Bay Street	Shawano, Wisconsin, 54166	Own
Sheboygan	2600 Kohler Memorial Drive	Sheboygan, Wisconsin, 53081	Own
Sturgeon Bay	3854 Old Highway Road	Sturgeon Bay, Wisconsin, 54235	Own
Tomah	110 W. Veterans Street	Tomah, Wisconsin, 54660	Own
Two Rivers	1703 Lake Street	Two Rivers, Wisconsin, 54241	Own
Valders	167 Lincoln Street	Valders, Wisconsin, 54245	Own
Walworth	105 State Road 67	Walworth, Wisconsin, 53184	Own
Watertown	104 W. Main Street	Watertown, Wisconsin, 53094	Own
Waupaca	111 Jefferson Street	Waupaca, Wisconsin, 54981	Own
Wautoma	105 N. Plaza Road	Wautoma, Wisconsin, 54982	Own
Winnebago	500 N. Elida Street	Winnebago, Illinois, 61088	Own

ITEM 3. LEGAL PROCEEDINGS

The Company and its subsidiaries are parties to various claims and lawsuits arising in the course of their normal business activities. Although the ultimate outcome of these suits cannot be ascertained at this time, it is the opinion of management that none of these matters, even if resolved adversely to the Company, will have a material adverse effect on the Company’s consolidated financial position.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded under the symbol “BFC” on the Nasdaq. Historical price information is available on Nasdaq’s website. The trading volume of Bank First’s common stock is less than that of banks with larger market capitalizations, even though Bank First has improved accessibility to its common stock first through its listing on Nasdaq. As of February 27, 2026, Bank First had approximately 1,650 shareholders of record, 12,898,070 shares issued and 11,201,677 shares outstanding.

Dividends from the Bank are the Company's primary source of funds to pay dividends to its shareholders. Under the National Bank Act, national banks may in any calendar year, without the approval of the OCC, pay dividends to the extent of net profits for that year, plus retained net profits for the preceding two years (less any required transfers to surplus). The need for the Bank to maintain adequate capital also limits dividends that may be paid to the Company. In addition, the Company’s ability to pay dividends is subject to regulatory capital requirements, supervisory expectations, and the Company’s overall financial condition.

For additional information regarding restrictions on the ability of the Bank to pay dividends to the Company see “Business— Supervision and Regulation—Payment of Dividends” of this Form 10-K.

Share Repurchase Program

On February 18, 2025, the Company reactivated its share repurchase program, pursuant to which the Company may repurchase up to $50 million of its common stock, par value $0.01 per share, for a period of one (1) year ending on February 17, 2026. The Company may repurchase shares from time to time in open market transactions or through privately negotiated transactions at the Company’s discretion and in accordance with applicable securities laws. The timing, price, volume and nature of any share repurchases will be based on market conditions and other factors. The program was announced in a Current Report on Form 8-K on February 18, 2025. The program does not obligate the Company to purchase any of its shares, and may be terminated or amended by the Board of Directors at any time prior to its expiration date. Repurchases under the program are also subject to applicable regulatory capital requirements and supervisory considerations. The table below sets forth information regarding repurchases of our common stock during the fourth quarter of 2025 under that program and other repurchases.

			Total Number	Maximum Number
			of Shares Repurchased as	of Shares
			Part of	that May Yet Be
	Total Number of Shares	Average Price Paid per	Publicly Announced	Purchased Under the
(in thousands, except per share data)	Repurchased	Share(1)	Plans or Programs	Plans or Programs(2)
October 2025	—	$—	—	204,158
November 2025	—	—	—	204,158
December 2025	—	—	—	204,158
Total	—	$—	—	204,158
(1)	The average price paid per share is calculated on a trade date basis for all open market transactions and excludes commissions and other transactions expenses.
(2)	Based on the closing price per share as of December 31, 2025 ($121.82).

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

Performance Graph

The following graph compares the yearly percentage change in cumulative shareholder return on Bank First common stock with the cumulative total return of the Russell 2000 Index and the Nasdaq Bank Index for the last five fiscal years (assuming a $100 investment on December 31, 2020 and reinvestment of all dividends). The following performance graph and related information are neither “soliciting material” nor “filed” with the SEC, nor shall such information be incorporated by reference into any future filings under the Securities Act or the Exchange Act, except to the extent the Company specifically incorporates it by reference into such filing.

	Period Ending
Index	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
BFC	$100.00	$113.25	$147.30	$139.43	$162.13	$208.66
Russell 2000	100.00	113.69	89.18	102.64	112.93	125.68
Nasdaq Bank	100.00	135.04	103.00	98.07	130.19	167.68

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

OVERVIEW

Bank First Corporation is a Wisconsin corporation that was organized primarily to serve as the holding company for Bank First, N.A. Bank First, N.A., which was incorporated in 1894, is a nationally-chartered bank headquartered in Manitowoc, Wisconsin. It is a member of the Federal Reserve, and is regulated by the OCC. Including its headquarters in Manitowoc, Wisconsin, the Bank has 38 banking locations in Brown, Columbia, Dane, Door, Fond du Lac, Green, Jefferson, Manitowoc, Monroe, Outagamie, Ozaukee, Rock, Shawano, Sheboygan, Walworth, Waupaca, Waushara, and Winnebago counties in Wisconsin and Winnebago county in Illinois. The Bank offers loan, deposit and treasury management products at each of its banking locations.

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

As of December 31, 2025, the Company had total consolidated assets of $4.51 billion, total loans of $3.60 billion, total deposits of $3.70 billion and total stockholders’ equity of $643.8 million. The Company employs approximately 380 full-time equivalent employees (“FTE”) and has an assets-to-FTE ratio of approximately $11.9 million. For more information, see the Company’s website at www.bankfirst.com.

Recent acquisitions

Centre 1 Bancorp, Inc.

On January 1, 2026, the Company completed a merger with Centre, a bank holding company headquartered in Beloit, Wisconsin, pursuant to the merger agreement, dated as of July 17, 2025, by and between the Company and Centre, whereby Centre merged with and into the Company, and First National Bank and Trust, Centre's wholly-owned banking subsidiary, merged with and into the Bank. The acquisition expanded the Company’s presence in Wisconsin and Illinois and added trust and wealth management capabilities. Centre's principal activity was the ownership and operation of First National Bank and Trust, a federal-chartered banking institution that operated seventeen (17) branches in Wisconsin and Illinois at the time of closing. The merger consideration totaled approximately $168.8 million.

Pursuant to the Merger Agreement, Centre shareholders were entitled to receive, for each share of Centre common stock that was outstanding immediately prior to the Merger, 0.9200 of a share of the Company’s common stock and cash in lieu of fractional shares.  Company stock issued totaled 1,382,940 shares valued at approximately $168.5 million, with cash of $0.3 million comprising the remainder of merger consideration.

Full integration and system conversion activities are expected to be completed in the second quarter of 2026. The

Company continues to manage integration activities with a focus on operational continuity, client retention, risk management, and capital and liquidity discipline.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The accounting and reporting policies of the Company conform to GAAP in the United States and general practices within the financial institution industry. To prepare financial statements in conformity with GAAP, management makes estimates, assumptions and judgments based on available information. These estimates, assumptions and judgments are based on information available as of the date of the financial statements and, as this information changes, actual results could differ from the estimates, assumptions and judgments reflected in the financial statements. Changes in these estimates or assumptions could have a material effect on the Company’s financial condition or results of operations. In particular, management has identified several accounting policies that, due to the estimates, assumptions and judgments inherent in those policies, are critical in understanding our financial statements.

The following is a discussion of the critical accounting policies and significant estimates that require us to make complex and subjective judgments. Additional information about these policies can be found in Note 1 of our consolidated financial statements as of December 31, 2025, included elsewhere in this Annual Report on Form 10-K.

Business Combinations, Core Deposit Intangible and Acquired Loans. We account for business combinations under the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”). We recognize the full fair value of the assets acquired and liabilities assumed and immediately expense transaction costs. Fair values are subject to refinement for up to one year after the closing date of an acquisition as information relative to closing date fair values becomes available. Results of operations of the acquired business are included in the statement of income from the effective date of the acquisition. Accordingly, estimates related to recent acquisitions may be adjusted during the measurement period as additional information becomes available.

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

RESULTS OF OPERATIONS

The following discussion and analysis presents the more significant factors that affected our financial condition as of December 31, 2025 and 2024 and results of operations for each of the years then ended. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed with the SEC on February 28, 2025 for a discussion and analysis of the more significant factors that affected periods prior to 2024.

General.  Net income increased $5.9 million, or 9.0%, to $71.5 million for the year ended December 31, 2025, from $65.6 million for the year ended December 31, 2024. Net interest income increased by $13.9 million and noninterest income increased by $2.5 million from 2024 to 2025. These increases were offset by an increase in the provision for credit losses of $2.1 million and an increase in noninterest expenses of $5.7 million year-over-year.

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

Net interest income increased to $151.7 million for the year ended December 31, 2025, from $137.8 million for the year ended December 31, 2024. Total average interest-earning assets increased to $4.02 billion for the year ended December 31, 2025 from $3.81 billion for the year ended December 31, 2024. The Bank’s net interest margin increased seventeen basis points to 3.82% for the year ended December 31, 2025, up from 3.65% for the year ended December 31, 2024.

Interest Income.  Total interest income increased $15.3 million, or 7.4%, to $221.7 million for the year ended December 31, 2025, up from $206.4 million for the year ended December 31, 2024. This increase was driven by an increase in average rates earned on interest-earning assets, rising from 5.45% during 2024 to 5.56% during 2025, and a $209.6 million increase in average interest-earning assets during 2025 when compared to 2024.

Interest Expense.  Total interest expense increased $1.5 million, or 2.1%, to $70.1 million for the year ended December 31, 2025, up from $68.6 million for the year ended December 31, 2024. This increase was driven by a $205.2 million increase in average interest-bearing liabilities which offset a decrease in the average rates paid on interest-bearing liabilities from 2.69% during 2024 to 2.54% during 2025.

Interest expense on interest-bearing deposits decreased by $0.5 million to $63.7 million for the year ended December 31, 2025, from $64.2 million for the year ended December 31, 2024. This decrease was due to a lower interest rate environment driving a decrease in average rates paid on interest-bearing deposits from 2.61% during 2024 to 2.43% during 2025. This decline in average rates paid more than offset growth of $163.2 million year-over-year in average interest-bearing deposits.

Provision for Credit Losses.  Credit risk is inherent in the business of making loans. We establish an allowance for credit losses through charges to earnings, which are shown in the statements of income as the provision for credit losses. When reductions in the allowance for credit losses are deemed appropriate, a negative provision for credit losses may be necessary.

We recorded a provision for credit losses of $1.3 million for the year ended December 31, 2025, compared to a negative provision of $0.8 million for the year ended December 31, 2024. Metrics regarding the credit quality of the Bank’s loan portfolio continued to show very little in terms of credit stress during 2025. The positive provision for credit losses during 2025 related to the growth of the loan portfolio. The negative provision for credit losses during 2024 related to improvement in financial trends related to two relationships that were part of a previous institution acquisition, which allowed for a reduction in specific reserves related to them. The ACL-Loans was $44.4 million, or 1.23% of total loans, at December 31, 2025 compared to $44.2 million, or 1.26% of total loans, at December 31, 2024.

Noninterest Income.  Noninterest income is an important component of our total revenues. A significant portion of our noninterest income has historically been associated with service charges and income from the Bank’s unconsolidated subsidiary, Ansay. Other typical sources of noninterest income include loan servicing fees and gains on sales of mortgage loans.

Noninterest income increased by $2.5 million, or 12.9% to $22.2 million for 2025, up from $19.7 million during 2024. Service charge income increased by $0.4 million for 2025 compared to 2024, the result of normal inflationary impacts on a slightly larger customer base. Income from Ansay increased by $0.4 million, or 11.8%, for the full year of 2025 compared to 2024 as recent acquisitions by Ansay have enhanced its profitability. Net gains on sale of mortgage loans increased $0.5 million year-over-year due to a rise in secondary market loan origination activity resulting from lower prevailing mortgage interest rates during 2025. The valuation of the Company’s mortgage servicing rights (“MSR”) is impacted by many factors and can be volatile year-to-year, but the overall valuation adjustments were not material to 2025 or 2024. Proceeds on Company owned life insurance policies, which increased from $0.5 million in 2024 to $1.1 million in 2025, drove the increase in other noninterest income. The major components of our noninterest income are listed in the table below:

	For the Years Ended
	December 31,
	2025	2024

(in thousands)
Noninterest Income
Service charges	$8,425	$8,043
Income from Ansay	3,915	3,502
Loan servicing income	2,948	2,938
Valuation adjustment on MSR	281	(299)
Net gain on sales of mortgage loans	1,803	1,298
Other	4,848	4,198
Total noninterest income	$22,220	$19,680

Noninterest Expense.  Noninterest expense increased $5.7 million to $84.5 million for the year ended December 31, 2025, up from $78.8 million for the year ended December 31, 2024. Personnel expense increased $1.6 million, or 3.8%, due to customary pay raises year-over-year. Occupancy expense increased $1.9 million, or 31.8%, due to construction of one new branch location in Sturgeon Bay, Wisconsin as well as the razing and rebuilding of a branch location in Denmark, Wisconsin. The razing of the former branch in Denmark led to a loss of $0.9 million which is included in occupancy expense. Data processing expense increased by $0.6 million during 2025 compared to 2024. Expenses related to the Centre acquisition totaled $1.5 million during 2025. The lack of a similar acquisition during 2024 caused increases in the areas of outside service fees and other noninterest expense. Amortization of intangibles decreased by $0.8 million year-over-year, the result of using the sum-of-the-years-digits method of amortization on core deposit intangibles which takes more expense in years immediately following the acquisition which created them. The major components of our noninterest expense are listed in the table below:

	For the Years Ended
	December 31,
	2025	2024
(In thousands)
Noninterest Expense
Salaries, commissions, and employee benefits	$42,475	$40,901
Occupancy	7,849	5,957
Data processing	10,255	9,692
Postage, stationary, and supplies	950	932
Net gain on sales and valuations of other real estate owned	(159)	(694)
Net loss on sales of securities	—	34
Advertising	176	313
Charitable contributions	972	793
Federal deposit insurance	2,310	1,850
Outside service fees	5,231	4,560
Amortization of intangibles	5,003	5,793
Other	9,396	8,636
Total noninterest expenses	$84,458	$78,767

Income Tax Expense.  We recorded a provision for income taxes of $16.7 million for the year ended December 31, 2025, compared to $14.0 million for the year ended December 31, 2024, reflecting effective tax rates of 18.9% and 17.5%, respectively. The Company’s home state passed tax legislation during the third quarter of 2023 which exempted income produced by a significant portion of the Company’s loans from taxation in Wisconsin. Final rules relating to qualifying loans under this legislation were published during the first quarter of 2024 and allowed the Company to reduce its estimated tax liability by $1.3 million, resulting in the lower provision for income taxes and effective tax rate during 2024. The effective tax rates were reduced from the statutory federal and state income tax rates during both periods as a result of tax-exempt interest income produced by certain qualifying loans and investments in the Bank’s portfolios.

New federal tax legislation was signed into law on July 4, 2025, which includes a broad range of tax reform provisions, and extends or makes permanent various tax provisions that were originally enacted in the 2017 Tax Cuts and Jobs Act.

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

The following tables set forth the distribution of our average assets, liabilities and shareholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the periods indicated:

	For the Year Ended December 31,
	2025			2024			2023
		Interest	Rate		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expenses (1)	Paid (1)	Balance	Expenses (1)	Paid (1)	Balance	Expenses (1)	Paid (1)

	(dollars in thousands)
ASSETS
Interest-earning assets
Loans (2)
Taxable	$3,452,389	$198,332	5.74%	$3,310,890	$184,853	5.58%	$3,172,468	$165,113	5.20%
Tax-exempt	127,652	6,743	5.28%	111,467	5,258	4.72%	103,957	4,686	4.51%
Securities
Taxable (available for sale)	164,519	7,122	4.33%	129,832	6,146	4.73%	185,867	5,851	3.15%
Tax-exempt (available for sale)	31,750	1,124	3.54%	33,204	1,130	3.40%	36,690	1,195	3.26%
Taxable (held to maturity)	105,994	4,241	4.00%	108,849	4,242	3.90%	71,908	2,678	3.72%
Tax-exempt (held to maturity)	2,595	70	2.70%	3,435	90	2.62%	4,426	115	2.60%
Cash and due from banks	133,719	5,750	4.30%	111,379	6,046	5.43%	79,822	4,104	5.14%
Total interest-earning assets	4,018,618	223,382	5.56%	3,809,056	207,765	5.45%	3,655,138	183,742	5.03%
Non interest-earning assets	444,929			443,691			447,934
Allowance for loan losses	(44,348)			(44,511)			(41,714)
Total assets	$4,419,199			$4,208,236			$4,061,358
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Checking accounts	$451,898	$10,404	2.30%	$401,990	$11,132	2.77%	$293,568	$5,362	1.83%
Savings accounts	841,486	12,133	1.44%	816,410	12,240	1.50%	833,360	9,796	1.18%
Money market accounts	668,106	15,879	2.38%	616,964	14,880	2.41%	665,988	12,722	1.91%
Certificates of deposit	640,004	24,498	3.83%	613,593	25,613	4.17%	509,273	14,396	2.83%
Brokered Deposits	18,292	736	4.02%	7,662	303	3.95%	3,184	90	2.83%
Total interest bearing deposits	2,619,786	63,650	2.43%	2,456,619	64,168	2.61%	2,305,373	42,366	1.84%
Other borrowed funds	140,276	6,407	4.57%	98,241	4,437	4.52%	97,384	6,637	6.82%
Total interest-bearing liabilities	2,760,062	70,057	2.54%	2,554,860	68,605	2.69%	2,402,757	49,003	2.04%
Non-interest bearing liabilities
Demand Deposits	991,160			1,000,772			1,078,468
Other liabilities	36,499			32,820			10,533
Total Liabilities	3,787,721			3,588,452			3,491,758
Shareholders’ equity	631,478			619,784			569,600
Total liabilities & shareholders' equity	$4,419,199			$4,208,236			$4,061,358
Net interest income on a fully taxable equivalent basis		153,325			139,160			134,739
Less taxable equivalent adjustment		(1,667)			(1,360)			(1,259)
Net interest income		$151,658			$137,800			$133,480
Net interest spread (3)			3.02%			2.77%			2.99%
Net interest margin (4)			3.82%			3.65%			3.69%
(1)	Annualized on a fully taxable equivalent basis calculated using a federal tax rate of 21%.
(2)	Nonaccrual loans are included in average amounts outstanding.
(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income on a fully tax equivalent basis as a percentage of average interest-earning assets.

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

	Twelve Months Ended December 31, 2025			Twelve Months Ended December 31, 2024
	Compared with			Compared with
	Twelve Months Ended December 31, 2024			Twelve Months Ended December 31, 2023
	Increase/(Decrease)			Increase/(Decrease)
	Due to Change in			Due to Change in
	Volume	Rate	Total	Volume	Rate	Total

	(dollars in thousands)			(dollars in thousands)
Interest income
Loans
Taxable	$8,036	$5,443	$13,479	$7,401	$12,339	$19,740
Tax-exempt	814	671	1,485	348	224	572
Securities
Taxable (AFS)	1,536	(560)	976	(2,097)	2,392	295
Tax-exempt (AFS)	(51)	45	(6)	(117)	52	(65)
Taxable (HTM)	(113)	112	(1)	1,434	130	1,564
Tax-exempt (HTM)	(23)	3	(20)	(26)	1	(25)
Cash and due from banks	1,089	(1,385)	(296)	1,702	240	1,942
Total interest income	11,288	4,329	15,617	$8,645	15,378	24,023
Interest expense
Deposits
Checking accounts	$1,283	$(2,011)	$(728)	$2,407	$3,363	$5,770
Savings accounts	370	(477)	(107)	(203)	2,647	2,444
Money market accounts	1,218	(219)	999	(990)	3,148	2,158
Certificates of deposit	1,071	(2,186)	(1,115)	3,371	7,846	11,217
Brokered Deposits	428	5	433	166	47	213
Total interest bearing deposits	4,370	(4,888)	(518)	4,751	17,051	21,802
Other borrowed funds	1,919	51	1,970	58	(2,258)	(2,200)
Total interest expense	6,289	(4,837)	1,452	4,809	14,793	19,602
Change in net interest income	$4,999	$9,166	$14,165	$3,836	$585	$4,421

CHANGES IN FINANCIAL CONDITION

Total Assets.  Total assets increased $11.0 million, or 0.3%, to $4.51 billion at December 31, 2025 from $4.50 billion at December 31, 2024. An increase in the Company’s loan portfolio was offset by a decrease in its investment portfolio, leading to little growth in total assets year-over-year.

Cash and Cash Equivalents.  Cash and cash equivalents decreased by $18.1 million, or 6.9%, to $243.2 million at December 31, 2025 from $261.3 million at December 31, 2024.

Investment Securities.  The carrying value of total investment securities decreased by $65.7 million to $268.1 million at December 31, 2025 from $333.8 million at December 31, 2024. Proceeds from maturing investments were utilized to fund the Company’s growing loan portfolio during 2025.

Loans.  Net loans increased by $87.3 million, or 2.5%, to $3.56 billion at December 31, 2025 from $3.47 billion at December 31, 2024. Strong growth in the Company’s commercial and industrial loan portfolio during 2025 was offset by a concerted effort to reduce commercial and residential real estate loans as a percentage of overall balances.

Company-Owned Life Insurance.  At December 31, 2025, our investment in company-owned life insurance was $61.1 million, a decrease of $0.4 million from $61.5 million at December 31, 2024.

Deposits.  Deposits increased $34.7 million, or 1.0%, to $3.70 billion at December 31, 2025 from $3.66 billion at December 31, 2024. Elevated seasonal deposit balances at the end of 2024 led to a high beginning portfolio balance to start 2025. While the seasonal component of deposits was lower at the end of 2025, growth in the core deposit portfolio allowed for some growth year-over-year.

Borrowings.  At December 31, 2025, borrowings consisted of advances from the FHLB of Chicago and subordinated debt to other banks and individuals. FHLB borrowings decreased by $25.4 million to $110.0 million at December 31, 2025 from $135.4 million at December 31, 2024, as maturing FHLB borrowings were not reissued. Subordinated debt remained stable at $12.0 million at December 31, 2025 and December 31, 2024.

Stockholders’ Equity.  Total stockholders’ equity increased $4.1 million, or 0.6%, to $643.8 million at December 31, 2025 from $639.7 million at December 31, 2024. Repurchases of the Company’s common stock totaling $22.0 million and dividends declared totaling $52.5 million offset the positive impact of earnings totaling $71.5 million during 2025.

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

Our loan portfolio is our most significant earning asset, comprising 80.0%, 78.3% and 79.3% of our total assets as of December 31, 2025, 2024 and 2023, respectively. Our strategy is to grow our loan portfolio by originating quality commercial and consumer loans that comply with our credit policies and that produce revenues consistent with our financial objectives. We believe our loan portfolio is well-balanced, which provides us with the opportunity to grow while monitoring our loan concentrations.

Total loans increased $87.5 million, or 2.5%, to $3.60 billion as of December 31, 2025 as compared to $3.52 billion as of December 31, 2024. This loan growth was comprised of an increase of $56.9 million, or 9.6%, in commercial and industrial loans, an increase of $93.2 million, or 5.5%, in commercial real estate loans, a decrease of $62.5 million, or 22.5%, in construction and development loans (much of which moved into commercial real estate loans), a decrease of $0.9 million, or 0.1%, in residential 1-4 family loans and an increase of $0.8 million, or 1.1%, in consumer and other loans.

The following table presents the balance and associated percentage of each major category in our loan portfolio at December 31, 2025, 2024, and 2023:

	December 31,
		% of		% of		% of
(In thousands)	2025	Total	2024	Total	2023	Total

Commercial & industrial	$647,086	18%	$590,184	17%	$582,726	18%
Commercial real estate
Owner Occupied	880,723	24%	846,480	25%	781,236	23%
Non-owner occupied	492,525	14%	509,257	14%	509,303	15%
Multi-family	402,053	11%	326,408	9%	332,757	10%
Construction & Development	215,518	6%	277,971	8%	200,835	6%
Residential 1-4 family	894,979	25%	895,886	25%	870,184	26%
Consumer	54,826	2%	55,387	2%	50,950	2%
Other Loans	16,941	—%	15,595	—%	14,983	—%
Total Loans	$3,604,651	100%	$3,517,168	100%	$3,342,974	100%

Loan segments

Changes in the principal segments of our loan portfolio are discussed below. Descriptions of and risks related to these segments can be found in the consolidated financial statements and footnotes presented elsewhere in this report.

Commercial and Industrial (C&I).  Our C&I portfolio totaled $647.1 million and $590.2 million at December 31, 2025 and 2024, respectively, and represented 18% and 17% of our total loans, respectively. C&I loans increased 9.6% during 2025 due to the increased business needs of customers in our markets in response to strong economic conditions.

Commercial Real Estate (CRE).  Our CRE loan portfolio totaled $1.78 billion and $1.68 billion at December 31, 2025 and 2024, respectively, and represented 49% and 48% of our total loans, respectively. Our CRE loans increased 5.5% during 2025, with a majority of this growth occurring in the multi-family segment. The growth in multi-family loans during 2025 primarily came through balances that were in construction and development loans at December 31, 2024. Outside of this migration CRE loans saw little growth during 2025 as a result of the aforementioned concerted effort by management to reduce CRE as a percentage of the Company’s overall loan portfolio. Management continues to monitor portfolio concentrations and credit quality metrics to maintain alignment with the Company’s risk appetite.

Construction and Development (C&D).  Our C&D loan portfolio totaled $215.5 million and $278.0 million at December 31, 2025 and 2024, respectively, and represented 6% and 8% of our total loans, respectively. C&D loans decreased 22.5% during 2025 as construction in progress as of December 31, 2024, completed the construction phase and migrated to CRE balances, primarily multi-family.

Residential 1-4 Family. Our residential 1-4 family loan portfolio totaled $895.0 million and $895.9 million at December 31, 2025 and 2024, respectively, and represented 25% of our total loans at both of these dates.

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

We were servicing mortgage loans sold to others without recourse of approximately $1.20 billion and $1.17 billion at December 31, 2025 and 2024, respectively.

Loans sold with the retention of servicing assets result in the capitalization of servicing rights. Loan servicing rights are subsequently amortized as an offset to other income over the estimated period of servicing. The net balance of capitalized servicing rights amounted to $13.7 million and $13.4 million at December 31, 2025 and 2024, respectively.

Consumer Loans.  Our consumer loan portfolio totaled $54.8 million and $55.4 million at December 31, 2025 and 2024, respectively, and represented 2% of our total loans at both dates. Consumer loans include secured and unsecured loans, lines of credit and personal installment loans.

Other Loans.  Our other loans totaled $16.9 million and $15.6 million at December 31, 2025 and 2024, respectively, and are immaterial to the overall loan portfolio. The other loans category consists primarily of overdrawn depository accounts, loans utilized to purchase or carry securities and loans to nonprofit organizations.

Loan Portfolio Maturities

The following tables summarize the dollar amount of loans maturing in our portfolio based on their loan type, fixed or variable rate of interest, and contractual terms to maturity at December 31, 2025. The tables do not include any estimate of prepayments, which can significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One Year or	One to Five	Five to Fifteen	Over Fifteen
	Less	Years	Years	Years	Total

	(dollars in thousands)
Commercial & industrial	$200,434	$312,705	$133,033	$914	$647,086
Commercial real estate
Owner Occupied	144,410	403,549	256,475	76,289	880,723
Non-owner Occupied	74,563	316,120	100,310	1,532	492,525
Multi-family	78,505	233,998	89,061	489	402,053
Construction & Development	50,102	48,840	46,708	69,868	215,518
Residential 1-4 family	26,214	96,977	178,693	593,095	894,979
Consumer and other	7,341	31,756	25,700	6,970	71,767
Total	$581,569	$1,443,945	$829,980	$749,157	$3,604,651
Fixed Rate Loans:
Commercial & industrial	$27,825	$206,963	$60,342	$—	$295,130
Commercial real estate
Owner Occupied	95,361	303,371	73,892	27,146	499,770
Non-owner Occupied	61,397	258,427	19,974	—	339,798
Multi-family	77,038	165,616	70,480	—	313,134
Construction & Development	30,693	20,566	11,949	34,396	97,604
Residential 1-4 family	10,171	79,392	140,766	264,665	494,994
Consumer and other	6,929	29,855	25,243	6,970	68,997
Total	$309,414	$1,064,190	$402,646	$333,177	$2,109,427
Floating Rate Loans:
Commercial & industrial	$172,609	$105,742	$72,691	$914	$351,956
Commercial real estate
Owner Occupied	49,049	100,178	182,583	49,143	380,953
Non-owner Occupied	13,166	57,693	80,336	1,532	152,727
Multi-family	1,467	68,382	18,581	489	88,919
Construction & Development	19,409	28,274	34,759	35,472	117,914
Residential 1-4 family	16,043	17,585	37,927	328,430	399,985
Consumer and other	412	1,901	457	—	2,770
Total	$272,155	$379,755	$427,334	$415,980	$1,495,224

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

Our nonperforming assets consist of nonperforming loans and foreclosed real estate. Nonperforming loans are those on which the accrual of interest has stopped, as well as loans that are contractually 90 days past due on which interest continues to accrue. The composition of our nonperforming assets is as follows:

	As of December 31,
	2025	2024	2023

	(dollars in thousands)
Nonperforming loans
Nonaccrual loans
Commercial & industrial	1,754	2,268	1,344
Commercial real estate
Owner Occupied	2,330	3,525	3,877
Non-owner Occupied	—	493	—
Multi-family	—	—	—
Construction & Development	—	—	—
Residential 1-4 family	1,643	511	429
Consumer and other	79	29	12
Total nonaccrual loans	5,806	6,826	5,662
Loans past due > 90 days, but still accruing
Commercial & industrial	—	328	106
Commercial real estate
Owner Occupied	2,791	—	252
Non-owner Occupied	—	—	—
Multi-family	—	—	—
Construction & Development	1	—	—
Residential 1-4 family	425	1,294	507
Consumer and other	25	48	28
Total loans past due > 90 days, but still accruing	3,242	1,670	893
Total nonperforming loans	$9,048	$8,496	$6,555
OREO
Commercial real estate owned	$—	$—	$—
Residential real estate owned	—	—	—
Acquired bank property real estate owned	—	741	2,573
Total OREO	$—	$741	$2,573
Total nonperforming assets ("NPAs")	$9,048	$9,237	$9,128
Accruing modified loans to borrowers experiencing financial difficulty	$239	$16	$21
Ratios
Nonaccrual loans to total loans	0.16%	0.19%	0.17%
NPAs to total loans plus OREO	0.25%	0.26%	0.27%
NPAs to total assets	0.20%	0.21%	0.21%
ACL - Loans to nonaccrual loans	764%	647%	770%
ACL - Loans to total loans	1.23%	1.26%	1.30%

At December 31, 2025, 2024 and 2023, loans individually evaluated had specific reserves of $2.2 million, $2.4 million and $4.2 million, respectively. Levels of specific reserves are dependent on the specific underlying impaired loans at any given time. Management has evaluated the aforementioned loans and other loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for credit losses at December 31, 2025.

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

At December 31, 2025, the ACL - Loans was $44.4 million (representing 1.23% of year-end loans). Bank First recorded a provision for credit losses totaling $1.3 million during 2025. While the Bank’s overall credit quality has remained consistently strong, the provision for credit losses was necessary due to growth in the loan portfolio.

The following table summarizes the changes in our ACL - Loans for the years indicated:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2025	2024	2023

	(dollars in thousands)
Balance of ACL - Loans at the beginning of period	$44,151	$43,609	$22,680
Adoption of CECL	—	—	10,972
ACL - Loans on PCD loans acquired	—	—	5,534
Net loans charged-off (recovered):
Commercial & industrial	214	2	(22)
Commercial real estate - owner occupied	771	(615)	(70)
Commercial real estate - non-owner occupied	—	—	—
Commercial real estate - multi-family	—	—	—
Construction & Development	—	—	—
Residential 1-4 family	(76)	31	(106)
Consumer	24	73	—
Other Loans	44	67	67
Total net loans charged-off (recovered)	977	(442)	(131)
Provision charged to operating expense	1,250	(800)	4,682
Transfer from (to) ACL - Unfunded Commitments	(50)	900	(390)
Balance of ACL - Loans at end of period	$44,374	$44,151	$43,609
Ratio of net charge-offs (recoveries) to average loans by loan composition
Commercial & industrial	0.04%	—%	—%
Commercial real estate - owner occupied	0.08%	(0.07)%	(0.01)%
Commercial real estate - non-owner occupied	—%	—%	—%
Commercial real estate - multi-family	—%	—%	—%
Construction & Development	—%	—%	—%
Residential 1-4 family	(0.01)%	—%	(0.01)%
Consumer	0.04%	0.14%	—%
Other Loans	0.30%	0.44%	0.36%
Total net charge-offs (recoveries) to average loans	0.03%	(0.01)%	—%

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

	December 31,		December 31,		December 31,
	2025		2024		2023
		% of		% of		% of
(in thousands, except %)	Amount	Loans	Amount	Loans	Amount	Loans
Loan Type:
Commercial & industrial	$7,264	18%	$6,737	17%	$8,471	18%
Commercial real estate - owner occupied	9,691	24%	9,334	25%	9,537	23%
Commercial real estate - non-owner occupied	4,581	14%	5,213	14%	6,055	15%
Commercial real estate - multi-family	4,088	11%	3,739	9%	4,755	10%
Construction & development	3,814	6%	5,223	8%	3,581	6%
Residential 1-4 family	13,644	25%	12,684	25%	10,522	26%
Consumer	1,074	2%	1,084	2%	615	2%
Other loans	218	—%	137	—%	73	—%
Total allowance	$44,374	100%	$44,151	100%	$43,609	100%

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

Deposits.  Our current deposit products include noninterest-bearing and interest-bearing checking accounts, savings accounts, money market accounts, and certificate of deposits. As of December 31, 2025, deposit liabilities accounted for approximately 82.0% of our total liabilities and equity. We accept deposits primarily from customers in the communities in which our branches and offices are located, as well as from small businesses and other customers throughout our lending area. We rely on our competitive pricing and products, quality customer service, and convenient locations and hours to attract and retain deposits. Deposit rates and terms are based primarily on current business strategies, market interest rates, liquidity requirements and our deposit growth goals.

Total deposits were $3.70 billion and $3.66 billion as of December 31, 2025 and 2024, respectively. Noninterest-bearing deposits at December 31, 2025 and 2024 were $1.00 billion and $1.02 billion, respectively, while interest-bearing deposits were $2.69 billion and $2.64 billion at December 31, 2025 and 2024, respectively.

At December 31, 2025, we had a total of $661.0 million in certificates of deposit. This total included $15.1 million of brokered deposits, of which $5.0 million had remaining maturities of one year or less. Based on historical experience and our current pricing strategy, we believe we will retain a large portion of these non-brokered accounts upon maturity.

The following tables set forth the average balances of our deposits for the periods indicated:

	December 31,
	2025		2024		2023

	Amount	Percent	Amount	Percent	Amount	Percent

	(dollars in thousands)
Noninterest-bearing demand deposits	$991,160	27.5%	$1,000,772	29.0%	$1,078,468	31.9%
Interest-bearing checking deposits	451,898	12.5%	401,990	11.6%	293,568	8.7%
Savings deposits	841,486	23.3%	816,410	23.6%	833,360	24.6%
Money market accounts	668,106	18.5%	616,964	17.8%	665,988	19.7%
Certificates of deposit	640,004	17.7%	613,593	17.8%	509,273	15.0%
Brokered deposits	18,292	0.5%	7,662	0.2%	3,184	0.1%
Total	$3,610,946	100.0%	$3,457,391	100.0%	$3,383,841	100.0%

The following table provides information on maturities of certificates of deposits which exceed FDIC insurance limits of $250,000 as of December 31, 2025:

	Time Deposits over FDIC	Portion of Time Deposits in
	Insurance Limits	Excess of FDIC Insurance Limits

	(dollars in thousands)
3 months or less remaining	$35,013	$15,513
Over 3 to 6 months remaining	95,547	57,547
Over 6 to 12 months remaining	41,812	21,062
Over 12 months or more remaining	10,598	3,348
Total	$182,970	$97,470

Borrowings

Deposits and investment securities held for sale are the primary source of funds for our lending activities and general business purposes. However, we may also obtain advances from the FHLB, purchase federal funds and engage in overnight borrowing from the Federal Reserve, correspondent banks, or enter into repurchase agreements.

Securities sold under repurchase agreements

The Company had securities sold under repurchase agreements which had contractual maturities up to one year from the transaction date with variable and fixed rate terms. The agreements to repurchase required that the Company (seller) repurchase identical securities as those that were sold. The securities underlying the agreements were under the Company’s control. The Company redeemed all securities sold under repurchase agreements during the first quarter of 2024 and has had no such balances since that time. Management currently does not rely on repurchase agreements as a regular source of funding.

The following table summarizes securities sold under repurchase agreements, and the weighted average interest rates paid:

	Year ended	Year ended	Year ended
(dollars in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Average daily amount of securities sold under repurchase agreements during the period	$—	$414	$36,833
Weighted average interest rate on average daily securities sold under repurchase agreements	—%	5.33%	4.92%
Maximum outstanding securities sold under repurchase agreements at any month-end	$—	$—	$75,747
Securities sold under repurchase agreements at period end	$—	$—	$75,747
Weighted average interest rate on securities sold under repurchase agreements at period end	NA	NA	5.31%

Lines of credit and other borrowings

The Company’s other borrowings have historically consisted primarily of short-term FHLB of Chicago advances collateralized by a blanket pledge agreement on the Company’s FHLB capital stock and retail and commercial loans held in the Company’s portfolio. There were $110.0 million and $135.4 million of advances outstanding from the FHLB at December 31, 2025 and 2024, respectively. See Note 14 “Notes Payable” of the Notes to Consolidated Financial Statements under Part II, Item 8 for additional disclosures.

The total loans pledged as collateral were $1.10 billion and $1.47 billion at December 31, 2025 and 2024, respectively.

On July 22, 2020, the Company entered into subordinated note agreements with two separate commercial banks. The Company had through December 31, 2020, to borrow funds up to a maximum availability of $6.0 million under each agreement, or $12.0 million total. These notes were issued with 10-year maturities, carry interest at a fixed rate of 5.0% through June 30, 2025, and at a variable rate thereafter, payable quarterly. These notes are callable on or after January 1, 2026 and qualify for Tier 2 capital for regulatory purposes. The Company had outstanding balances of $6.0 million under these agreements at December 31, 2025 and 2024.

During August 2022, the Company entered into subordinated note agreements with an individual. The Company had outstanding balances of $6.0 million under these agreements as of December 31, 2025 and 2024. These notes were issued with 10-year maturities, carry interest at a fixed rate of 5.25% through August 6, 2027, and at a variable rate thereafter, payable quarterly. These notes are callable on or after August 6, 2027 and qualify for Tier 2 capital for regulatory purposes. The individual associated with these subordinated note agreements is not a related party of the Company.

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

Securities available for sale consist of obligations of U.S. Government sponsored agencies, obligations of states and political subdivision, agency mortgage-backed securities, and corporate notes. Securities classified as available for sale, which management has the intent and ability to hold for an indefinite period of time, but not necessarily to maturity, are carried at fair value, with unrealized gains and losses, net of related deferred income taxes, included in stockholders’ equity as a separate component of other comprehensive income. The fair value of securities available for sale totaled $164.4 million and included $0.4 million gross unrealized gains and gross unrealized losses of $7.8 million at December 31, 2025. At December 31, 2024, the fair value of securities available for sale totaled $223.1 million and included negligible gross unrealized gains and gross unrealized losses of $12.9 million.

Securities classified as held to maturity consist of U.S. Treasury securities and obligations of states and political subdivisions. These securities, which management has the intent and ability to hold to maturity, are reported at amortized cost of $103.7 million and $110.8 million as of December 31, 2025 and 2024, respectively.

The Company did not sell any investment securities during the year ended December 31, 2025 and had a negligible net loss on sale of investment securities during the year ended December 31, 2024.

The following tables set forth the composition and maturities of investment securities as of December 31, 2025 and December 31, 2024. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

			After One, But		After Five, But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
At December 31, 2025	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)

	(dollars in thousands)
Available for sale securities
Obligations of U.S. Government sponsored agencies	$—	—%	$1,656	3.3%	$11,942	1.9%	$9,628	2.2%	$23,226	2.1%
Obligations of states and political subdivisions	830	3.8%	15,507	4.1%	23,375	3.0%	21,799	2.9%	61,511	3.2%
Mortgage-backed securities	6,200	4.5%	49,166	4.1%	6,490	3.9%	9,528	3.7%	71,384	4.1%
Corporate notes	—	—%	5,000	8.7%	9,593	3.3%	1,082	9.7%	15,675	5.4%
Total available for sale securities	$7,030	4.4%	$71,329	4.4%	$51,400	2.9%	$42,037	3.1%	$171,796	3.6%
Held to maturity securities
U.S. Treasury securities	$21,767	3.3%	$32,763	4.1%	$46,801	4.4%	$—	—%	$101,331	4.1%
Obligations of states and political subdivisions	691	2.6%	1,704	2.8%	—	—%	—	—%	2,395	2.7%
Total held to maturity securities	$22,458	3.3%	$34,467	4.0%	$46,801	4.4%	$—	—%	$103,726	4.0%
Total	$29,488	3.5%	$105,796	4.3%	$98,201	3.6%	$42,037	3.1%	$275,522	3.8%

			After One, But		After Five, But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
At December 31, 2024	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)

	(dollars in thousands)
Available for sale securities
U.S. Treasury securities	$99,656	4.2%	$—	—%	$—	—%	$—	—%	$99,656	4.2%
Obligations of U.S. Government sponsored agencies	1,493	5.0%	1,200	4.5%	13,761	2.0%	11,312	2.2%	27,766	2.3%
Obligations of states and political subdivisions	344	4.9%	11,970	4.1%	18,853	3.1%	31,825	2.8%	62,992	3.2%
Mortgage-backed securities	45	3.5%	10,598	3.4%	7,979	4.4%	11,204	3.7%	29,826	3.8%
Corporate notes	—	—%	5,000	8.7%	9,606	3.3%	1,063	10.3%	15,669	5.5%
Total available for sale securities	$101,538	4.2%	$28,768	4.7%	$50,199	3.0%	$55,404	3.0%	$235,909	3.7%
Held to maturity securities
U.S. Treasury securities	$22,671	3.6%	$40,574	3.7%	$44,316	4.3%	$—	—%	$107,561	3.9%
Obligations of states and political subdivisions	800	2.3%	2,395	2.7%	—	—%	—	—%	3,195	2.6%
Total held to maturity securities	$23,471	3.5%	$42,969	3.7%	$44,316	4.3%	$—	—%	$110,756	3.9%
Total	$125,009	4.1%	$71,737	4.1%	$94,515	3.6%	$55,404	3.0%	$346,665	3.8%
(1)	Weighted Average Yield is shown on a fully taxable equivalent basis using a federal tax rate of 21%.

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

Net cash flows provided by operating activities totaled $62.5 million during 2025 compared to $65.8 million during 2024. Overall cash flows provided by operations during 2025 was very comparable to 2024, and no single factor contributed materially to an increase or decrease in this area.

Net cash flows used by investing activities totaled $16.0 million during 2025 compared to $252.9 million during 2024. Lower comparable growth in our loan portfolio along with fewer purchases of securities and more maturing securities during 2025 significantly reduced net cash flows used by investing activities compared to 2024.

Net cash flows used by financing activities totaled $64.6 million during 2025 compared to net cash flows provided by financing activities totaling $201.0 million during 2024. The primary difference in year-over-year cash flows related to financing activities was muted growth in deposits during 2025 compared to significant increases in deposits during 2024 as well as significantly higher dividends paid to common shareholders during 2025 compared to 2024.

See the consolidated statement of cash flows elsewhere in this report for further information regarding cash flow activity during 2025 and 2024.

Capital Adequacy.  Total shareholders’ equity was $643.8 million at December 31, 2025, compared to $639.7 million at December 31, 2024. Our total shareholders’ equity increased during 2025 and 2024 as a result of our profitability, reduced by dividends paid and common share repurchases.

Our capital management consists of providing adequate equity to support our current and future operations. We are subject to various regulatory capital requirements administered by state and federal banking agencies, including the Federal Reserve and the OCC. Failure to meet minimum capital requirements may prompt certain actions by regulators that, if undertaken, could have a direct material adverse effect on our financial condition and results of operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank and Company must meet specific capital guidelines that involve quantitative measure of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and the classifications are also subject to qualitative judgment by the regulator in regard to risk weighting and other factors. See “Business—Supervision and Regulation—Capital Requirements.”

The following table reflects capital ratios computed pursuant to the regulatory capital rules as applicable to the Company and the Bank. For more information, see “Business—Supervision and Regulation—Capital Requirements.”

					Minimum Capital Required		Minimum To Be Well-
			Minimum Capital		for Capital Adequacy Plus		Capitalized Under prompt
			Required for Capital		Capital Conservation Buffer		corrective Action
	Actual		Adequacy		Basel III Phase-In Schedule		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
At December 31, 2025
Bank First Corporation:
Total capital (to risk-weighted assets)	$515,461	13.8%	$298,764	8.0%	$392,128	10.5%	N/A	N/A
Tier I capital (to risk-weighted assets)	460,067	12.3%	224,073	6.0%	317,437	8.5%	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	460,067	12.3%	168,055	4.5%	261,419	7.0%	N/A	N/A
Tier I capital (to average assets)	460,067	10.9%	169,339	4.0%	169,339	4.0%	N/A	N/A
Bank First, N.A:
Total capital (to risk-weighted assets)	$460,199	12.3%	$298,541	8.0%	$391,835	10.5%	$373,177	10.0%
Tier I capital (to risk-weighted assets)	416,805	11.2%	223,906	6.0%	317,200	8.5%	298,541	8.0%
Common equity tier I capital (to risk-weighted assets)	416,805	11.2%	167,929	4.5%	261,224	7.0%	242,565	6.5%
Tier I capital (to average assets)	416,805	9.9%	169,277	4.0%	169,277	4.0%	211,597	5.0%
At December 31, 2024
Bank First Corporation:
Total capital (to risk-weighted assets)	$509,763	14.1%	$288,325	8.0%	$378,427	10.5%	N/A	N/A
Tier I capital (to risk-weighted assets)	457,749	12.7%	216,244	6.0%	306,346	8.5%	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	457,749	12.7%	162,183	4.5%	252,285	7.0%	N/A	N/A
Tier I capital (to average assets)	457,749	11.0%	167,134	4.0%	167,134	4.0%	N/A	N/A
Bank First, N.A:
Total capital (to risk-weighted assets)	$438,549	12.2%	$288,152	8.0%	$378,200	10.5%	$360,190	10.0%
Tier I capital (to risk-weighted assets)	398,535	11.1%	216,114	6.0%	306,162	8.5%	288,152	8.0%
Common equity tier I capital (to risk-weighted assets)	398,535	11.1%	162,086	4.5%	252,133	7.0%	234,124	6.5%
Tier I capital (to average assets)	398,535	9.5%	167,019	4.0%	167,019	4.0%	208,774	5.0%

As previously mentioned, the Company carried $12.0 million of subordinated debt as of December 31, 2025 and 2024. These totals are included in total capital for the Company in the tables above.

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

Loan commitments and standby and direct pay letters of credit do not necessarily represent our future cash requirements because while the borrower has the ability to draw upon these commitments at any time, these commitments occasionally expire without being drawn upon. Our off-balance sheet arrangements as of December 31, 2025 were as follows:

	Amounts of Commitments Expiring - By Period as of December 31, 2025
		Less Than	One to	Three to	After Five
Other Commitments	Total	One Year	Three Years	Five Years	Years

	(dollars in thousands)
Unused lines of credit	$765,542	$429,526	$83,356	$43,724	$208,936
Standby and direct pay letters of credit	11,708	8,517	400	1,055	1,736
Credit card arrangements	26,217	—	—	—	26,217
Total commitments	$803,467	$438,043	$83,756	$44,779	$236,889

We closely monitor the amount of our remaining future commitments to borrowers in light of prevailing economic conditions and adjust these commitments as necessary. We will continue this process as new commitments are entered into or existing commitments are renewed.

Effects of Inflation

The effect of inflation on a financial institution differs significantly from the effect on an industrial company. While a financial institution’s operating expenses, particularly salary and employee benefits, are affected by general inflation, the asset and liability structure of a financial institution consists largely of monetary items. Monetary items, such as cash, investments, loans, deposits and other borrowings, are those assets and liabilities which are or will be converted into a fixed number of dollars regardless of changes in prices. As a result, changes in interest rates have a more significant impact on a financial institution’s performance than does general inflation. For additional information regarding interest rates and changes in net interest income see “Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Sensitivity.” Inflation may have impacts on the Bank’s customers, on businesses and consumers and their ability or willingness to invest, save or spend, and perhaps on their ability to repay loans. Additionally, periods of elevated inflation may indirectly affect the Company through higher operating costs, including compensation and vendor expenses, as well as through changes in customer behavior and funding dynamics. As such, there would likely be impacts on the general appetite of banking products and the credit health of the Bank’s customer base.

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

The following table demonstrates, as of December 31, 2025, the annualized result of an interest rate simulation and the estimated effect that a parallel interest rate shift, or “shock,” in the yield curve and subjective adjustments in deposit pricing might have on the Company’s projected net interest income over the next 12 months. This simulation assumes that there is no growth in interest-earning assets or interest-bearing liabilities over the next 12 months. The changes to net interest income shown below are in compliance with the Company’s policy guidelines.

Change in Interest Rates	Percentage Change in
(in Basis Points)	Net Interest Income
+300	(2.1)%
+200	(1.2)%
+100	(0.7)%
-100	(2.1)%
-200	(4.2)%
-300	(3.3)%

Economic Value of Equity Analysis.    We also analyze the sensitivity of the Company’s financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between estimated changes in the present value of the Company’s assets and estimated changes in the present value of the Company’s liabilities assuming various changes in current interest rates. The Company’s economic value of equity analysis as of December 31, 2025 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Company would experience a 3.48% increase in the economic value of equity. At the same date, our analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, the Company would experience 1.86% decrease in the economic value of equity. The estimates of changes in the economic value of our equity require us to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on the economic value of our equity. Although our economic value of equity analysis provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of our equity and will differ from actual results.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Bank First Corporation and Subsidiaries Manitowoc, Wisconsin

Consolidated Financial Statements

Years Ended December 31, 2025, 2024 and 2023

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Bank First Corporation

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Bank First Corporation and Subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinion

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses on Loans – Qualitative Factor Adjustments

As described in Note 4 to the financial statements the Company’s allowance for credit losses on loans (“ACL-Loans”) was $44.4 million as of December 31, 2025.  To estimate the ACL – Loans the Company segments the loan portfolio into loan pools based on loan type and similar credit risk elements. Loans with similar risk characteristics are evaluated in pools and the Company utilizes a discounted cash flow (“DCF”) method where probability of default and loss given default assumptions are applied to a projective model of the pool’s cash flows while considering prepayment and principal curtailment effects. The Company utilizes peer call report data to measure historical credit loss experience with similar risk characteristics within the segments over an economic cycle and has incorporated macroeconomic drivers to adjust the historical loss experience estimate for reasonable and supportable forecasts that are quantitatively related to the Company’s historical credit loss experience. The expected credit losses for each loan pool are then adjusted for changes in qualitative factors not inherently considered in the quantitative analyses and include lending policy, changes in nature and volume of loans, staff experience, changes in volume and trends of problem loans, concentration risk, trends in underlying collateral values, external factors, quality of loan review system and other economic conditions.

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

Atlanta, Georgia

February 27, 2026

Bank First Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31, 2025	December 31, 2024

	(in thousands, except shares and per share data)

Assets
Cash and due from banks	$55,345	$59,164
Interest-bearing deposits	187,862	202,168
Cash and cash equivalents	243,207	261,332
Securities held to maturity, at amortized cost ($105,146 and $109,424 fair value at December 31, 2025 and December 31, 2024, respectively)	103,726	110,756
Securities available for sale, at fair value ($171,796 and $235,909 amortized cost at December 31, 2025 and December 31, 2024, respectively)	164,422	223,061
Loans held for sale	6,243	3,088
Loans	3,604,651	3,517,168
Allowance for credit losses - loans ("ACL-Loans")	(44,374)	(44,151)
Loans, net	3,560,277	3,473,017
Premises and equipment, net	79,217	71,108
Goodwill	175,106	175,106
Other investments	23,613	22,643
Cash value of life insurance	61,085	61,542
Core deposit intangibles, net	16,200	21,203
Mortgage servicing rights ("MSR")	13,650	13,369
Other real estate owned (“OREO”)	—	741
Investment in Ansay and Associates, LLC ("Ansay")	35,444	34,093
Other assets	23,905	24,001
TOTAL ASSETS	$4,506,095	$4,495,060
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Interest-bearing deposits	$2,692,711	$2,636,192
Noninterest-bearing deposits	1,003,076	1,024,881
Total deposits	3,695,787	3,661,073
Notes payable	109,966	135,372
Subordinated notes	12,000	12,000
Other liabilities	44,506	46,932
Total liabilities	3,862,259	3,855,377
Stockholders’ equity:
Serial preferred stock - $0.01 par value
Authorized - 5,000,000 shares	—	—
Common stock - $0.01 par value
Authorized - 20,000,000 shares
Issued - 11,515,130 shares as of December 31, 2025 and December 31, 2024
Outstanding - 9,834,623 and 10,012,088 shares as of December 31, 2025 and December 31, 2024, respectively	115	115
Additional paid-in capital	333,836	333,842
Retained earnings	416,997	398,002
Treasury stock, at cost - 1,680,507 and 1,503,042 shares as of December 31, 2025 and December 31, 2024, respectively	(102,088)	(82,925)
Accumulated other comprehensive loss	(5,024)	(9,351)
Total stockholders’ equity	643,836	639,683
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,506,095	$4,495,060

See accompanying notes to consolidated financial statements.

Bank First Corporation and Subsidiaries

Consolidated Statements of Income

	Years Ended December 31
	2025	2024	2023

	(In Thousands, except per share amounts)
Interest income:
Loans, including fees	$203,659	$189,007	$168,815
Securities:
Taxable	11,323	10,338	8,460
Tax-exempt	943	964	1,035
Other	5,790	6,096	4,173
Total interest income	221,715	206,405	182,483
Interest expense:
Deposits	63,650	64,168	42,367
Securities sold under repurchase agreements	—	22	1,813
Borrowed funds	6,407	4,415	4,823
Total interest expense	70,057	68,605	49,003
Net interest income	151,658	137,800	133,480
Provision for credit losses	1,250	(800)	4,682
Net interest income after provision for credit losses	150,408	138,600	128,798
Noninterest income:
Service charges	8,425	8,043	7,033
Income from Ansay	3,915	3,502	2,922
Income from UFS, LLC (“UFS”)	—	—	2,265
Loan servicing income	2,948	2,938	2,860
Valuation adjustment on MSR	281	(299)	395
Net gain on sales of mortgage loans	1,803	1,298	897
Gain on sale of UFS	—	—	38,904
Other	4,848	4,198	2,839
Total noninterest income	22,220	19,680	58,115
Noninterest expense:
Salaries, commissions, and employee benefits	42,475	40,901	40,355
Occupancy	7,849	5,957	5,670
Data processing	10,255	9,692	8,011
Postage, stationery, and supplies	950	932	1,478
Net (gain) loss on sales and valuations of OREO	(159)	(694)	2,133
Net loss on sale of securities	—	34	7,901
Advertising	176	313	326
Charitable contributions	972	793	944
Federal deposit insurance	2,310	1,850	1,831
Outside service fees	5,231	4,560	4,519
Amortization of intangibles	5,003	5,793	6,324
Other	9,396	8,636	8,627
Total noninterest expense	84,458	78,767	88,119
Income before provision for income taxes	88,170	79,513	98,794
Provision for income taxes	16,674	13,950	24,280
Net Income	$71,496	$65,563	$74,514
Earnings per share - basic	$7.23	$6.50	$7.28
Earnings per share - diluted	$7.23	$6.50	$7.28

See accompanying notes to consolidated financial statements.

Bank First Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

	Years Ended December 31
	2025	2024	2023

	(In Thousands)
Net Income	$71,496	$65,563	$74,514
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities:
Unrealized holding gains (losses) arising during period	5,474	(760)	1,302
Amortization of unrealized holding gains on securities transferred from available for sale to held to maturity	—	—	(1)
Reclassification adjustment for losses included in net income	—	34	7,901
Income tax (expense) benefit	(1,147)	121	(2,382)
Total other comprehensive income (loss)	4,327	(605)	6,820
Comprehensive income	$75,823	$64,958	$81,334

See accompanying notes to consolidated financial statements.

Bank First Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity

						Accumulated
	Serial		Additional			Other	Total
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive	Stockholders’
	Stock	Stock	Capital	Earnings	Stock	Loss	Equity
(dollars in thousands)
Balance at January 1, 2023	$—	$101	$218,263	$295,496	$(45,191)	$(15,566)	$453,103
Net income	—	—	—	74,514	—	—	74,514
Other comprehensive income	—	—	—	—	—	6,820	6,820
Purchase of treasury stock	—	—	—	—	(10,046)	—	(10,046)
Sale of treasury stock	—	—	—	—	195	—	195
Cash dividends ($1.15 per share)	—	—	—	(11,959)	—	—	(11,959)
Amortization of stock-based compensation	—	—	2,142	—	—	—	2,142
Vesting of restricted stock awards	—	—	(1,655)	—	1,655	—	—
Adoption of new accounting pronouncement	—	—	—	(10,050)	—	—	(10,050)
Shares issued in the acquisition of Hometown Bancorp, Ltd. (1,450,272 shares)	—	14	115,065	—	—	—	115,079
Balance at December 31, 2023	$—	$115	$333,815	$348,001	$(53,387)	$(8,746)	$619,798
Net income	—	—	—	65,563	—	—	65,563
Other comprehensive loss	—	—	—	—	—	(605)	(605)
Purchase of treasury stock	—	—	—	—	(31,928)	—	(31,928)
Sale of treasury stock	—	—	—	—	245	—	245
Cash dividends ($1.55 per share)	—	—	—	(15,562)	—	—	(15,562)
Amortization of stock-based compensation	—	—	2,172	—	—	—	2,172
Vesting of restricted stock awards	—	—	(2,145)	—	2,145	—	—
Balance at December 31, 2024	$—	$115	$333,842	$398,002	$(82,925)	$(9,351)	$639,683
Net income	—	—	—	71,496	—	—	71,496
Other comprehensive income	—	—	—	—	—	4,327	4,327
Purchase of treasury stock	—	—	—	—	(22,042)	—	(22,042)
Sale of treasury stock	—	—	—	—	737	—	737
Cash dividends ($5.30 per share)	—	—	—	(52,501)	—	—	(52,501)
Amortization of stock-based compensation	—	—	2,136	—	—	—	2,136
Vesting of restricted stock awards	—	—	(2,142)	—	2,142	—	—
Balance at December 31, 2025	$—	$115	$333,836	$416,997	$(102,088)	$(5,024)	$643,836

See accompanying notes to consolidated financial statements.

Bank First Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31
	2025	2024	2023

	(In Thousands)
Cash flows from operating activities:
Net income	$71,496	$65,563	$74,514
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,250	(800)	4,682
Depreciation and amortization of premises and equipment	2,418	2,253	2,073
Amortization of intangibles	5,003	5,793	6,324
Net accretion of securities	(3,409)	(3,411)	(2,377)
Amortization of stock-based compensation	2,136	2,172	2,142
Accretion of purchase accounting valuations	(2,891)	(4,635)	(6,884)
Net change in deferred loan fees and costs	(772)	(488)	(1,434)
Expense (benefit) from deferred income taxes	180	1,773	(1,724)
Change in fair value of MSR and other investments	(1,330)	296	(693)
Loss from sale and disposal of premises and equipment	916	375	363
Net (gain) loss on sale of OREO and valuation allowance	(159)	(694)	2,133
Proceeds from sales of mortgage loans	169,336	118,240	74,693
Originations of mortgage loans held for sale	(170,688)	(117,018)	(76,160)
Gain on sales of mortgage loans	(1,803)	(1,298)	(897)
Realized loss on sale of securities	—	34	7,901
Realized gain on sale of UFS	—	—	(38,904)
Undistributed income of UFS joint venture	—	—	(2,265)
Undistributed income of Ansay joint venture	(3,915)	(3,502)	(2,922)
Net earnings on life insurance	(1,579)	(1,661)	(1,534)
Increase in other assets	(1,231)	(2,994)	(2,006)
(Decrease) increase in other liabilities	(2,476)	5,849	15,920
Net cash provided by operating activities	62,482	65,847	52,945
Cash flows from investing activities, net of effects of business combination:
Activity in securities available for sale and held to maturity:
Sales	—	10,206	76,038
Maturities, prepayments, and calls	287,300	206,357	126,737
Purchases	(212,748)	(302,209)	(26,646)
Proceeds from other investments	—	—	248
Net increase in loans	(84,655)	(168,856)	(37,410)
Proceeds from sale of UFS	—	—	51,674
Dividends received from UFS	—	—	1,747
Dividends received from Ansay	2,564	2,335	1,924
Proceeds from sale of OREO	900	3,938	1,827
Net (purchase) sales of Federal Home Loan Bank (“FHLB”) stock	79	(1,274)	262
Net purchases of Federal Reserve Bank (“FRB”) stock	—	—	(3,880)
Proceeds from life insurance	2,036	1,411	—
Proceeds from sale of premises and equipment	1	2,380	—
Purchases of premises and equipment	(11,444)	(7,225)	(13,484)
Net cash received in business combination	—	—	89,959
Net cash (used in) provided by investing activities	(15,967)	(252,937)	268,996

Bank First Corporation and Subsidiaries

Consolidated Statements of Cash Flows - (continued)

	Years Ended December 31
	2025	2024	2023

	(In Thousands)
Cash flows from financing activities, net of effects of business combination:
Net increase (decrease) in deposits	$34,674	$228,070	$(159,410)
Net decrease in securities sold under repurchase agreements	—	(75,747)	(21,449)
Proceeds from advances of notes payable	220,000	140,000	121,700
Repayment of notes payable	(245,508)	(40,000)	(93,107)
Repayment of subordinated notes	—	—	(11,500)
Repayment of junior subordinated debentures	—	(4,124)	(8,248)
Dividends paid	(52,501)	(15,562)	(11,959)
Proceeds from sales of common stock	737	245	195
Repurchase of common stock	(22,042)	(31,928)	(10,046)
Net cash (used in) provided by financing activities	(64,640)	200,954	(193,824)
Net (decrease) increase in cash and cash equivalents	(18,125)	13,864	128,117
Cash and cash equivalents at beginning of year	261,332	247,468	119,351
Cash and cash equivalents at end of year	$243,207	$261,332	$247,468

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$71,035	$65,970	$44,145
Income taxes	15,869	14,086	23,806
Supplemental schedule of noncash activities:
Loans transferred to OREO	—	412	—
Closed branch building transferred to OREO	—	1,748	2,623
MSR resulting from sale of loans	1,954	1,343	879
Amortization of unrealized holding gains on securities transferred from available for sale to held to maturity recognized in other comprehensive income, net of tax	—	—	(1)
Change in unrealized loss on investment securities available for sale, net of tax	4,327	(639)	(1,080)

Acquisition:
Fair value of assets acquired	$—	$—	$615,105
Fair value of liabilities assumed	—	—	549,564
Net assets acquired	$—	$—	$65,541

Common stock issued in acquisition	$—	$—	$115,079

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

Cash and Cash Equivalents

For purposes of reporting cash flows in the consolidated financial statements, cash and cash equivalents include cash on hand, interest-bearing and noninterest-bearing accounts in other financial institutions, and federal funds sold, all of which have original maturities of three months or less. Generally, federal funds are purchased and sold for one day periods. In the normal course of business, the Company maintains cash and due from bank balances with correspondent banks. Accounts at each institution that are insured by the Federal Deposit Insurance Corporation have up to $250,000 of insurance. Total uninsured balances held at December 31, 2025 and 2024 were approximately $5.5 million and $1.6 million, respectively.

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

The Company uses a current expected loss model (“CECL”) to evaluate the reasonable value of the ACL - Loans. This methodology to estimate credit losses over the expected life of each loan considers historical loss rates and other qualitative adjustments, as well as a forward-looking component that considers reasonable and supportable forecasts. To develop the ACL – Loans estimate under CECL, the Company segments the loan portfolio into loan pools based on loan type and similar credit risk elements; calculates the historical loss rates for the segmented loan pools; applies the loss rates over the calculated life of the pooled loans; adjusts the forecasted macro-level economic conditions; and determines qualitative adjustments based on factors and conditions unique to the Company’s portfolio. The Company further individually evaluates PCD loans and other loans that no longer share similar risk characteristics with the collectively evaluated pools based on the amount and timing of estimated future cash flows or collateral values and establishes specific reserves when these estimated future cash flows or collateral values do not justify the carrying value of the loan.

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

The Company performs an assessment of goodwill to determine whether further impairment testing of indefinite-lived intangible assets is necessary on at least an annual basis. If it is determined, as a result of performing an impairment assessment over goodwill, that it is more likely than not that goodwill is impaired, management will perform an impairment test to determine if the carrying value of goodwill is realizable.

The Company evaluated goodwill and core deposit intangibles for impairment during 2025, 2024 and 2023, determining that there was no goodwill or core deposit intangible impairment.

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

Earnings Per Share Computations

Basic earnings per share is net income divided by the weighted average number of common shares outstanding during the period. All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options (none for the years ended December 31, 2025, 2024, or 2023).

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe that there are any such matters that will have a material effect on the consolidated financial statements at December 31, 2025 and 2024.

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

Rate Lock Commitments

Commitments to fund mortgage loans, at a set interest rate, (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free-standing derivatives. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest rate on the loan is locked. The Bank enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into in order to hedge the change in interest rates resulting from its commitments to fund loans. The forward commitments for the future delivery of mortgage loans are based on the Bank’s “best efforts” and therefore the Bank is not penalized if a loan is not delivered to the investor if the loan did not get originated. The fair values of the Company’s rate lock commitments to customers as of December 31, 2025 and 2024 were not material and have not been recorded.

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

Reclassifications

Certain 2024 and 2023 amounts have been reclassified to conform to the presentation used in 2025. These reclassifications had no effect on the operations, financial condition or cash flows of the Company.

Recently Implemented Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU is intended to improve the transparency and decision usefulness of income tax disclosures by requiring specific categories in the rate reconciliation table and disaggregation of taxes paid by jurisdiction. All public entities must also provide additional information for reconciling items that meet a specific quantitative threshold. This update was effective for annual periods beginning after December 15, 2024. Adoption of this update led to increased disclosure in Note 16 – Income Taxes, but did not cause any change in the accounting for operational results.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses. This ASU is intended to improve the disclosures about a public entity’s income statement expense categories and addresses requests from investors and other decision makers for additional, more detailed information about income statement expense categories. The amendment applies to all public entities that are required to report income statement categories in accordance with Topic 280. The effective date for this update was amended by ASU 2025-01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, and is now effective for annual periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company anticipates that this standard may impact the level of detail in disclosures of expense categories, but will not cause any change in the accounting for operational results.

In November 2025, the FASB issued ASU 2025-08, Financial Instruments – Credit Losses (Topic 326): Purchased Loans. This ASU expands the population of acquired financial assets subject to the gross-up approach contained within Topic 326. In accordance with this update, loans (excluding credit cards) acquired without credit deterioration and deemed “seasoned” are classified as purchased seasoned loans (“PSL”s) and accounted for using the gross-up approach at acquisition. All non-PCD loans (excluding credit cards) that are acquired in a business combination are deemed to be PSLs. This update is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual periods, with early adoption permitted. The Company intends to adopt this update early, and anticipates that it will have a significant impact on the accounting of its acquisition of Centre 1 Bancorp, Inc. (“Centre”) which closed on January 1, 2026. Non-PCD loans acquired as part of that transaction classified as PSL will be accounted for utilizing the gross-up approach.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) – Narrow Scope Improvements. This ASU is intended to better clarify interim disclosure requirements and the applicability of Topic 270 by improving the navigability of the required interim disclosures and clarifying what guidance is applicable. The amendments also provide additional guidance on what disclosures would be provided in interim reporting periods. This update is effective for annual periods beginning after December 15, 2027, with early adoption permitted. The Company anticipates that this standard may impact the specific disclosures it utilizes in interim reports, but will not cause any change in the accounting for operational results.

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

The fair value of the assets acquired and liabilities assumed on February 10, 2023 was as follows (dollar amounts in thousands):

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

Goodwill of $64.9 million arising from the merger consisted largely of synergies and the cost saves resulting from the combining of operations of the companies, and is not expected to be deductible for income tax purposes.

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

Note 3 Securities

The following is a summary of available for sale securities (dollar amounts in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2025
Obligations of U.S. Government sponsored agencies	$23,226	$—	$(1,947)	$21,279
Obligations of states and political subdivisions	61,511	95	(4,187)	57,419
Mortgage-backed securities	71,384	337	(965)	70,756
Corporate notes	15,675	—	(707)	14,968
Total available for sale securities	$171,796	$432	$(7,806)	$164,422

December 31, 2024
U.S. Treasury securities	$99,656	$—	$—	$99,656
Obligations of U.S. Government sponsored agencies	27,766	1	(3,026)	24,741
Obligations of states and political subdivisions	62,992	3	(6,638)	56,357
Mortgage-backed securities	29,826	3	(1,836)	27,993
Corporate notes	15,669	—	(1,355)	14,314
Total available for sale securities	$235,909	$7	$(12,855)	$223,061

The following is a summary of held to maturity securities (dollar amounts in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2025
U.S. Treasury securities	$101,331	$1,590	$(170)	$102,751
Obligations of states and political subdivisions	2,395	—	—	2,395
Total held to maturity securities	$103,726	$1,590	$(170)	$105,146

December 31, 2024
U.S. Treasury securities	$107,561	$224	$(1,556)	$106,229
Obligations of states and political subdivisions	3,195	—	—	3,195
Total held to maturity securities	$110,756	$224	$(1,556)	$109,424

The following table shows the fair value and gross unrealized losses of securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (dollar amounts in thousands):

	Less Than 12 Months		Greater Than 12 Months		Total
							Number
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	of
	Value	Losses	Value	Losses	Value	Losses	Securities

December 31, 2025 - Available for Sale
Obligations of U.S. Government sponsored agencies	$929	$(8)	$20,350	$(1,939)	$21,279	$(1,947)	24
Obligations of states and political subdivisions	—	—	45,131	(4,187)	45,131	(4,187)	55
Mortgage-backed securities	10,911	(45)	24,636	(920)	35,547	(965)	92
Corporate notes	—	—	13,801	(707)	13,801	(707)	9
Totals	$11,840	$(53)	$103,918	$(7,753)	$115,758	$(7,806)	180

December 31, 2025 - Held to Maturity
U.S. Treasury securities	$997	$—	$22,156	$(170)	$23,153	$(170)	12

December 31, 2024 - Available for Sale
Obligations of U.S. Government sponsored agencies	$1,177	$(23)	$22,069	$(3,003)	$23,246	$(3,026)	24
Obligations of states and political subdivisions	10,380	(129)	44,686	(6,509)	55,066	(6,638)	77
Mortgage-backed securities	3,913	(140)	23,863	(1,696)	27,776	(1,836)	100
Corporate notes	—	—	13,168	(1,355)	13,168	(1,355)	9
Totals	$15,470	$(292)	$103,786	$(12,563)	$119,256	$(12,855)	210

December 31, 2024 - Held to Maturity
U.S. Treasury securities	$46,456	$(1,045)	$31,322	$(511)	$77,778	$(1,556)	48

As of December 31, 2025, no allowance for credit losses has been recognized on available for sale securities in an unrealized loss position as the Company does not believe any of the debt securities are credit impaired. This is based on the Company’s analysis of the risk characteristics, including credit ratings, and other qualitative factors related to these securities. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. As of December 31, 2025, the Company did not intend to sell these securities and it was more likely than not that the Company would not be required to sell the debt securities before recovery of their amortized cost, which may be at maturity. The unrealized losses have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration.

Furthermore, the Company monitors the credit quality of debt securities held to maturity quarterly through the use of credit ratings. U.S. Treasury securities at December 31, 2025 were all rated AAA and have the full faith and credit backing of the United States Government. Obligations of states and political subdivisions in an unrealized loss position at December 31, 2025 are not material to the financial statements.

Contractual maturities will differ from expected maturities for mortgage-backed securities because borrowers may have the right to call or prepay obligations without penalties. The following is a summary of amortized cost and estimated fair value of securities, by contractual maturity, as of December 31, 2025 (dollar amounts in thousands):

	Available for Sale		Held to Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$830	$830	$22,458	$22,410
Due after one year through 5 years	22,163	22,053	34,467	34,785
Due after 5 years through 10 years	44,910	41,553	46,801	47,951
Due after 10 years	32,509	29,230	—	—
Subtotal	100,412	93,666	103,726	105,146
Mortgage-backed securities	71,384	70,756	—	—
Total	$171,796	$164,422	$103,726	$105,146

Following is a summary of the proceeds from sales of securities available for sale, as well as gross gains and losses, from the years ended December 31 (dollar amounts in thousands):

	2025	2024	2023
Proceeds from sales of securities	$—	$10,206	$76,038
Gross gains on sales	—	—	122
Gross losses on sales	—	(34)	(8,023)

The tax benefit for 2024 related to these net realized losses was negligible, and for 2023 was $1.7 million.

As of December 31, 2025 and 2024, the carrying values of securities pledged to secure public deposits, securities sold under repurchase agreements, and for other purposes required or permitted by law were approximately $249.7 million and $273.4 million, respectively.

At year-end 2025 and 2024, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

Note 4 Loans and Allowance for Credit Losses

The composition of loans at December 31 is as follows (dollar amounts in thousands):

	2025	2024
Commercial/industrial	$647,552	$590,874
Commercial real estate - owner occupied	881,037	847,056
Commercial real estate - non-owner occupied	492,635	509,342
Multi-family	402,622	326,573
Construction and development	215,599	278,639
Residential 1‑4 family	894,633	895,684
Consumer	54,618	55,164
Other	16,941	15,593
Subtotals	3,605,637	3,518,925
ACL - Loans	(44,374)	(44,151)
Loans, net of ACL - Loans	3,561,263	3,474,774
Deferred loan fees, net	(986)	(1,757)
Loans, net	$3,560,277	$3,473,017

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

The historical loss experience estimate by pool is then adjusted by forecast factors that are quantitatively related to the Company’s historical credit loss experience. For all loan pools, the Company utilizes and forecasts the national unemployment rate as a loss driver. The Company also utilizes and forecasts national GDP growth as a second loss driver for its commercial real estate – owner occupied and construction and development pools, the CRE (SA) interest rates and price index as a second loss driver for its commercial real estate – non-owner occupied pool, and the S&P Case-Schiller US home price index as a second loss driver for its residential 1-4 family pool. The real retail and food services sales index was used as a second loss driver for its consumer loan pool through 2024, but was replaced by the GDP forecast for 2025 due to the GDP forecast being a more reliably forecastable driver and because our loss driver study indicated changes to GDP had a higher correlation to historic losses in this pool. This change did not have a material impact on the ACL. For both national unemployment and national GDP growth the Company utilized a twelve-month forecast period, followed by a twelve-month reversion to the mean. The Company utilized the high-end range of the Federal Reserve Bank Open Market Committee forecast for national unemployment and the low-end range for national GDP growth at December 31, 2025. As of December 31, 2025, the Company anticipates the national unemployment rate to remain   consistent during the forecast period and the national GDP growth rate to rise slightly. The Company utilized long-term averages for the remaining loss drivers. The reasonable and supportable period and reversion period are re-evaluated each quarter by the Company and are dependent on the current economic environment among other factors.

As noted above, the Company performed its annual loss driver refresh study to determine whether the utilized loss drivers remained appropriate and also performed its annual study analyzing assumptions around prepayments, curtailments and funding within the model during 2025. While the fundamental methodology remained unchanged, these annual studies along with improved economic forecasts throughout 2025 served to marginally reduce the risk of loss projected within the model.

The expected credit losses for each loan pool are then adjusted for changes in qualitative factors not inherently considered in the quantitative analyses. The qualitative adjustments either increase or decrease the quantitative model estimation. The Company considers factors that are relevant within the qualitative framework which include the following (including respective weighting): lending policy (10% of factor), changes in nature and volume of loans (10% of factor), staff experience (5% of factor), changes in volume and trends of problem loans (10% of factor), concentration risk (10% of factor), trends in underlying collateral values (10% of factor), external factors (i.e. competition, legal and regulatory requirements; 20% of factor), quality of loan review system (5% of factor) and changes in economic conditions (20% of factor). Changes in external factors, primarily the overall easing of the regulatory environment, led to management reducing the associated risk related to this component during 2025. All other qualitative factors remained consistent throughout the year.

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

A summary of the activity in ACL - Loans by loan type as of December 31, 2025 is as follows (dollar amounts in thousands):

		Commercial	Commercial
		Real Estate -	Real Estate -		Construction
	Commercial /	Owner	Non - Owner	Multi-	and	Residential
	Industrial	Occupied	Occupied	Family	Development	1-4 Family	Consumer	Other	Total
ACL - Loans - January 1, 2025	$6,737	$9,334	$5,213	$3,739	$5,223	$12,684	$1,084	$137	$44,151
Charge-offs	(243)	(802)	—	—	—	(1)	(42)	(57)	(1,145)
Recoveries	29	31	—	—	—	77	18	13	168
Provision	741	1,128	(632)	349	(1,409)	884	14	125	1,200
ACL - Loans - December 31, 2025	$7,264	$9,691	$4,581	$4,088	$3,814	$13,644	$1,074	$218	$44,374

A summary of the activity in ACL - Loans by loan type as of December 31, 2024 is as follows (dollar amounts in thousands):

		Commercial	Commercial
		Real Estate -	Real Estate -		Construction
	Commercial /	Owner	Non - Owner	Multi-	and	Residential
	Industrial	Occupied	Occupied	Family	Development	1-4 Family	Consumer	Other	Total
ACL - Loans - January 1, 2024	$8,471	$9,537	$6,055	$4,755	$3,581	$10,522	$615	$73	$43,609
Charge-offs	(26)	(294)	—	—	—	(44)	(110)	(92)	(566)
Recoveries	24	909	—	—	—	13	37	25	1,008
Provision	(1,732)	(818)	(842)	(1,016)	1,642	2,193	542	131	100
ACL - Loans - December 31, 2024	$6,737	$9,334	$5,213	$3,739	$5,223	$12,684	$1,084	$137	$44,151

In addition to the ACL-Loans, the Company has established an ACL-Unfunded Commitments, classified in other liabilities on the consolidated balance sheets. This allowance is maintained to absorb losses arising from unfunded loan commitments related to fixed and variable rate commitments to extend credit, and is determined quarterly based on methodology similar to the methodology for determining the ACL-Loans. This quarterly assessment includes consideration of the likelihood that funding of these commitments will eventually occur. The Company has identified the unfunded portion of certain lines of credit, credit card arrangements and letters of credit as unconditionally cancellable credit exposures, meaning the Company can cancel the unfunded commitment at any time. No credit loss estimate is recorded for off-balance sheet credit exposures that are unconditionally cancelable by the Company or for undrawn amounts under such arrangements that may be drawn prior to the cancellation of the arrangement. The ACL - Unfunded Commitments was $3.0 million and $2.9 million at December 31, 2025 and 2024, respectively. See Note 20 for further information on commitments.

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

The following table presents the components of the provision for credit losses (dollar amounts in thousands):

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Provision for credit losses on:
Loans	$1,200	$100	$4,292
Unfunded Commitments	50	(900)	390
Total provision for credit losses	$1,250	$(800)	$4,682

A summary of past due loans as of December 31, 2025 are as follows (dollar amounts in thousands):

		90 Days			Non-Accrual
	30-89 Days	or more			with no
	Past Due	Past Due	Non-		related
	Accruing	and Accruing	Accrual	Total	allowance
Commercial/industrial	$894	$—	$1,754	$2,648	$137
Commercial real estate - owner occupied	337	2,791	2,330	5,458	—
Commercial real estate - non-owner occupied	974	—	—	974	—
Multi-family	—	—	—	—	—
Construction and development	719	1	—	720	—
Residential 1‑4 family	3,198	425	1,643	5,266	1,642
Consumer	277	25	79	381	79
Other	—	—	—	—	—
	$6,399	$3,242	$5,806	$15,447	$1,858

A summary of past due loans as of December 31, 2024 are as follows (dollar amounts in thousands):

		90 Days			Non-Accrual
	30-89 Days	or more			with no
	Past Due	Past Due	Non-		related
	Accruing	and Accruing	Accrual	Total	allowance
Commercial/industrial	$50	$328	$2,268	$2,646	$1
Commercial real estate - owner occupied	446	—	3,525	3,971	800
Commercial real estate - non-owner occupied	—	—	493	493	493
Multi-family	—	—	—	—	—
Construction and development	90	—	—	90	—
Residential 1‑4 family	1,317	1,294	511	3,122	511
Consumer	108	48	29	185	29
Other	—	—	—	—	—
	$2,011	$1,670	$6,826	$10,507	$1,834

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

Collateral Type
As of December 31, 2025		Other		Without an	With an	Allowance
	Real Estate	Business Assets	Total	Allowance	Allowance	Allocation
Commercial/industrial	$—	$1,618	$1,618	$—	$1,618	$1,611
Commercial real estate - owner occupied	5,121	—	5,121	2,791	2,330	594
Commercial real estate - non-owner occupied	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Construction and development	—	—	—	—	—	—
Residential 1‑4 family	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total Loans	$5,121	$1,618	$6,739	$2,791	$3,948	$2,205

Collateral Type
As of December 31, 2024		Other		Without an	With an	Allowance
	Real Estate	Business Assets	Total	Allowance	Allowance	Allocation
Commercial/industrial	$—	$2,266	$2,266	$—	$2,266	$1,290
Commercial real estate - owner occupied	6,322	—	6,322	800	5,522	1,104
Commercial real estate - non-owner occupied	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Construction and development	—	—	—	—	—	—
Residential 1‑4 family	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total Loans	$6,322	$2,266	$8,588	$800	$7,788	$2,394

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

	Amortized Cost Basis by Origination Year
As of December 31, 2025								Revolving
	2025	2024	2023	2022	2021	Prior	Revolving	to Term	Total
Commercial/industrial
Grades 1-4	$114,479	$62,065	$42,402	$48,707	$38,384	$46,256	$116,076	$-	$468,369
Grade 5	36,459	7,301	7,241	3,059	4,538	3,282	46,643	-	108,523
Grade 6	4,919	6,622	435	40,958	-	-	3,236	-	56,170
Grade 7	180	94	644	215	4,772	4,147	4,438	-	14,490
Grade 8	-	-	-	-	-	-	-	-	-
Total	$156,037	$76,082	$50,722	$92,939	$47,694	$53,685	$170,393	$-	$647,552
Current-period gross charge-offs	$-	$-	$222	$21	$-	$-	$-	$-	$243
Commercial real estate - owner occupied
Grades 1-4	$56,839	$88,734	$47,080	$93,492	$121,105	$203,633	$25,080	$-	$635,963
Grade 5	54,267	47,403	20,150	14,008	29,065	33,682	768	-	199,343
Grade 6	1,963	1,336	-	4,042	2,078	1,772	-	-	11,191
Grade 7	6,167	960	1,443	988	5,454	19,328	200	-	34,540
Grade 8	-	-	-	-	-	-	-	-	-
Total	$119,236	$138,433	$68,673	$112,530	$157,702	$258,415	$26,048	$-	$881,037
Current-period gross charge-offs	$-	$802	$-	$-	$-	$-	$-	$-	$802
Commercial real estate - non-owner occupied
Grades 1-4	$50,036	$31,783	$51,896	$57,947	$110,640	$110,192	$8,464	$-	$420,958
Grade 5	7,466	19,428	3,502	3,878	13,134	16,677	685	-	64,770
Grade 6	-	-	-	425	393	-	-	-	818
Grade 7	-	-	-	-	5,753	336	-	-	6,089
Grade 8	-	-	-	-	-	-	-	-	-
Total	$57,502	$51,211	$55,398	$62,250	$129,920	$127,205	$9,149	$-	$492,635
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Multi-family
Grades 1-4	$23,407	$3,101	$37,493	$61,885	$97,100	$142,757	$479	$-	$366,222
Grade 5	-	767	21,924	758	-	-	-	-	23,449
Grade 6	-	12,951	-	-	-	-	-	-	12,951
Grade 7	-	-	-	-	-	-	-	-	-
Grade 8	-	-	-	-	-	-	-	-	-
Total	$23,407	$16,819	$59,417	$62,643	$97,100	$142,757	$479	$-	$402,622
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Construction and development
Grades 1-4	$78,556	$25,539	$18,880	$27,815	$8,407	$6,877	$2,419	$-	$168,493
Grade 5	16,830	16,849	12,449	-	-	136	120	-	46,384
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	-	-	-	-	-	722	-	-	722
Grade 8	-	-	-	-	-	-	-	-	-
Total	$95,386	$42,388	$31,329	$27,815	$8,407	$7,735	$2,539	$-	$215,599
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Residential 1‑4 family
Grades 1-4	$87,038	$82,270	$75,340	$151,412	$146,848	$200,686	$125,733	$-	$869,327
Grade 5	4,750	2,508	1,935	3,042	685	1,152	725	-	14,797
Grade 6	-	-	178	1,610	-	171	1,250	-	3,209
Grade 7	108	113	170	1,069	617	3,690	1,533	-	7,300
Grade 8	-	-	-	-	-	-	-	-	-
Total	$91,896	$84,891	$77,623	$157,133	$148,150	$205,699	$129,241	$-	$894,633
Current-period gross charge-offs	$-	$-	$-	$-	$-	$1	$-	$-	$1
Consumer
Grades 1-4	$22,082	$14,613	$8,133	$4,344	$1,935	$2,930	$439	$-	$54,476
Grade 5	-	-	-	-	-	-	-	-	-
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	9	80	16	3	4	30	-	-	142
Grade 8	-	-	-	-	-	-	-	-	-
Total	$22,091	$14,693	$8,149	$4,347	$1,939	$2,960	$439	$-	$54,618
Current-period gross charge-offs	$-	$8	$21	$13	$-	$-	$-	$-	$42
Other
Grades 1-4	$347	$950	$91	$309	$20	$9,797	$642	$-	$12,156
Grade 5	3,818	-	-	-	412	-	408	-	4,638
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	-	-	127	20	-	-	-	-	147
Grade 8	-	-	-	-	-	-	-	-	-
Total	$4,165	$950	$218	$329	$432	$9,797	$1,050	$-	$16,941
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$57	$-	$57

Total Loans	$569,720	$425,467	$351,529	$519,986	$591,344	$808,253	$339,338	$-	$3,605,637
Total current-period gross charge-offs	$-	$810	$243	$34	$-	$1	$57	$-	$1,145

	Amortized Cost Basis by Origination Year
As of December 31, 2024								Revolving
	2024	2023	2022	2021	2020	Prior	Revolving	to Term	Total
Commercial/industrial
Grades 1-4	$87,354	$66,249	$73,634	$58,296	$47,555	$21,121	$100,727	$-	$454,936
Grade 5	16,551	4,736	48,143	5,976	4,272	319	24,179	-	104,176
Grade 6	274	403	608	1,027	1,483	-	3,640	-	7,435
Grade 7	362	1,694	2,809	8,508	2,880	1,792	6,282	-	24,327
Grade 8	-	-	-	-	-	-	-	-	-
Total	$104,541	$73,082	$125,194	$73,807	$56,190	$23,232	$134,828	$-	$590,874
Current-period gross charge-offs	$-	$-	$9	$15	$-	$2	$-	$-	$26
Commercial real estate - owner occupied
Grades 1-4	$87,227	$52,984	$97,543	$150,781	$85,351	$165,348	$18,408	$-	$657,642
Grade 5	35,416	17,763	19,031	19,838	8,671	40,461	1,295	-	142,475
Grade 6	-	-	3,095	1,262	4,183	1,930	369	-	10,839
Grade 7	149	-	6,139	1,424	1,792	25,304	1,292	-	36,100
Grade 8	-	-	-	-	-	-	-	-	-
Total	$122,792	$70,747	$125,808	$173,305	$99,997	$233,043	$21,364	$-	$847,056
Current-period gross charge-offs	$-	$-	$-	$293	$-	$1	$-	$-	$294
Commercial real estate - non-owner occupied
Grades 1-4	$28,799	$55,712	$63,985	$131,184	$53,095	$107,730	$9,895	$-	$450,400
Grade 5	14,950	3,655	2,827	3,074	3,573	15,190	-	-	43,269
Grade 6	-	-	1,489	412	-	2,589	1,565	-	6,055
Grade 7	-	-	-	5,907	351	3,161	199	-	9,618
Grade 8	-	-	-	-	-	-	-	-	-
Total	$43,749	$59,367	$68,301	$140,577	$57,019	$128,670	$11,659	$-	$509,342
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate - multi-family
Grades 1-4	$1,724	$26,209	$32,891	$100,950	$71,584	$82,936	$3,385	$-	$319,679
Grade 5	779	1,014	1,307	994	-	118	-	-	4,212
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	442	-	-	-	-	2,240	-	-	2,682
Grade 8	-	-	-	-	-	-	-	-	-
Total	$2,945	$27,223	$34,198	$101,944	$71,584	$85,294	$3,385	$-	$326,573
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Construction and development
Grades 1-4	$66,756	$45,018	$60,063	$11,608	$3,666	$4,921	$1,566	$-	$193,598
Grade 5	23,486	52,351	2,529	1,033	603	199	522	-	80,723
Grade 6	233	-	-	-	-	-	-	-	233
Grade 7	-	676	-	2,489	160	760	-	-	4,085
Grade 8	-	-	-	-	-	-	-	-	-
Total	$90,475	$98,045	$62,592	$15,130	$4,429	$5,880	$2,088	$-	$278,639
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Residential 1‑4 family
Grades 1-4	$97,627	$96,036	$177,940	$170,734	$138,976	$100,537	$93,957	$-	$875,807
Grade 5	2,785	2,970	3,519	1,054	1,011	1,621	1,064	-	14,024
Grade 6	-	151	350	-	-	197	-	-	698
Grade 7	-	-	536	561	191	2,900	967	-	5,155
Grade 8	-	-	-	-	-	-	-	-	-
Total	$100,412	$99,157	$182,345	$172,349	$140,178	$105,255	$95,988	$-	$895,684
Current-period gross charge-offs	$-	$-	$-	$-	$-	$44	$-	$-	$44
Consumer
Grades 1-4	$25,766	$12,581	$8,063	$3,825	$2,774	$1,624	$466	$-	$55,099
Grade 5	-	-	-	-	-	-	-	-	-
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	10	11	15	9	-	20	-	-	65
Grade 8	-	-	-	-	-	-	-	-	-
Total	$25,776	$12,592	$8,078	$3,834	$2,774	$1,644	$466	$-	$55,164
Current-period gross charge-offs	$88	$15	$4	$-	$3	$-	$-	$-	$110
Other
Grades 1-4	$1,901	$119	$573	$483	$605	$9,070	$2,557	$-	$15,308
Grade 5	-	50	31	-	-	-	204	-	285
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	-	-	-	-	-	-	-	-	-
Grade 8	-	-	-	-	-	-	-	-	-
Total	$1,901	$169	$604	$483	$605	$9,070	$2,761	$-	$15,593
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$92	$-	$92

Total Loans	$492,591	$440,382	$607,120	$681,429	$432,776	$592,088	$272,539	$-	$3,518,925
Total current-period gross charge-offs	$88	$15	$13	$308	$3	$47	$92	$-	$566

Note 5 Related Party Matters

Directors, executive officers, and principal shareholders of the Company, including their families and firms in which they are principal owners, are considered to be related parties. Loans to officers, directors, and shareholders owning 10% or more of the Company, that we are aware of, were made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others and did not involve more than the normal risk of collectability or present other unfavorable features. Such transactions were entered into in the ordinary course of business and in compliance with applicable laws and regulations governing insider transactions.

A summary of loans to directors, executive officers, principal shareholders, and their affiliates for the years ended December 31 is as follows (dollar amounts in thousands):

	2025	2024
Balances at beginning	$62,851	$63,892
Net increase from change in composition of officers and directors	—	19,047
New loans and advances	155,290	56,330
Repayments	(127,891)	(76,418)
Balance at end	$90,250	$62,851

Deposits from directors, executive officers, principal shareholders, and their affiliates totaled approximately $20.9 million and $22.5 million as of December 31, 2025 and 2024, respectively.

See Note 9 for additional information regarding transactions with related parties.

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

Following is an analysis of activity in servicing rights assets that are measured at fair value (dollar amounts in thousands):

	Year Ended	Year Ended
	December 31, 2025	December 31, 2024
Fair value at beginning of period	$13,369	$13,668

Servicing asset additions	1,954	1,343
Loan payments and payoffs	(2,071)	(1,735)
Changes in valuation inputs and assumptions used in the valuation model	398	93
Amount recognized through earnings	281	(299)
Fair value at end of period	$13,650	$13,369

Unpaid principal balance of loans serviced for others	$1,202,991	$1,172,311
Mortgage servicing rights as a percent of loans serviced for others	1.13	1.14

During the years ended December 31, 2025 and 2024, the Company utilized economic assumptions in measuring the initial value of MSRs for loans sold whereby servicing is retained by the Company. The economic assumptions used at December 31, 2025 and 2024 included constant prepayment speed of 8.5 and 8.2 months and a discount rate of 10.17% and 10.18%, respectively. The constant prepayment speeds are obtained from publicly available sources for each of the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation loan programs that the Company originates under. The assumptions used by the Company are hypothetical and supported by a third-party valuation. The Company’s methodology for estimating the fair value of MSRs is highly sensitive to changes in assumptions.

The carrying value of the mortgage servicing rights approximates fair market value at December 31, 2025 and 2024.

Note 7 Premises and Equipment

An analysis of premises and equipment at December 31 follows (dollar amounts in thousands):

	2025	2024
Land and land improvements	$12,116	$11,082
Buildings and building improvements	74,623	66,096
Furniture and equipment	7,457	6,904
Totals	94,196	84,082
Less accumulated depreciation	16,565	14,559
Right-of-use lease asset (see Note 21)	1,586	1,585
Premises and equipment, net	$79,217	$71,108

Included in buildings and improvements at December 31, 2025 and 2024, is $1.1 million and $0.8 million, respectively, in construction in progress. These amounts relate to branch locations which were under construction. These balances begin accumulating depreciation upon being placed in service.

Depreciation and amortization of premises and equipment charged to operating expense totaled approximately $2.4 million, $2.3 million, and $2.1 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Note 8 Other Real Estate Owned

Changes in OREO for the years ended December 31 were as follows (dollar amounts in thousands):

	2025	2024
Beginning of year	$741	$2,573
Transfers in	—	1,412
Assets Acquired	—	—
Gain (loss) on sale of OREO and valuation allowance	159	694
Sales	(900)	(3,938)
End of year	$—	$741

Activity in the valuation allowance for the years ended December 31 was as follows (dollar amounts in thousands):

	2025	2024	2023
Beginning of year	$—	$1,591	$—
Additions charged to expense	—	—	1,591
Valuation relieved due to sale of OREO	—	(1,591)	—
End of year	$—	$—	$1,591

Note 9 Investment in Minority-owned Subsidiaries

TVG, the insurance subsidiary of the Bank, maintained a 40.0% investment in Ansay at December 31, 2025 and 2024. Ansay is an independent insurance agency that has operated in southeastern Wisconsin since 1946, managing the insurance and risk needs of commercial and personal insurance clients in Wisconsin and the Midwest. As of December 31, 2025 and 2024, Ansay had total assets of $98.7 million and $87.1 million and liabilities of $46.7 million and $38.5 million, respectively. The Company’s investment in Ansay, which is accounted for using the equity method, was $35.4 million and $34.1 million at December 31, 2025 and 2024, respectively. The Company recognized undistributed earnings of approximately $3.9 million, $3.5 million and $2.9 million and received dividends of $2.6 million, $2.3 million and $1.9 million from its investment in Ansay during the years ended December 31, 2025, 2024 and 2023, respectively.

As of December 31, 2025 and 2024, Ansay had term loans with the Bank totaling approximately $16.8 million and $19.0 million, respectively. Ansay also has available revolving lines of credit totaling $22.0 million with the Company with an outstanding balance of $7.9 million as of December 31, 2025. There was $0.2 million of outstanding balances as of December 31, 2024.

Ansay maintained deposits at the Bank totaling $4.5 million and $8.5 million as of December 31, 2025 and 2024, respectively.

The CEO of Ansay, Michael G. Ansay, served as a member of the Board of the Company until retiring on January 15, 2024. As a related party, during 2025, 2024 and 2023 the Company received insurance consulting services and purchased director and officer fidelity bond and commercial insurance coverage through Ansay spending approximately $0.2 million, $0.5 million and $0.4 million, respectively.

The Company’s proportionate share of earnings of Ansay flow through to its tax return. Deferred income taxes of approximately $1.2 million and $1.1 million were provided to account for the difference in the tax and book basis of assets and liabilities held at Ansay as of December 31, 2025 and 2024, respectively.

The Company had a 49.8% membership interest in UFS which it sold on October 1, 2023, resulting in a $38.9 million gain on sale. Prior to this sale, the investment was accounted for on the equity method. The Company’s undistributed earnings from its investment in UFS prior to sale were approximately $2.3 million for the year ended December 31, 2023. Data processing service fees paid by the Company to UFS were approximately $5.5 million for the year ended December 31, 2023. The business operations of UFS consist of providing data processing and other information technology services to the Company and other financial institutions.

During 2023 the Company received $1.7 million in dividends from UFS.

Note 10  Core Deposit Intangibles

The gross carrying amount and accumulated amortization of core deposit intangibles for the years ended December 31 are as follows (dollar amounts in thousands):

	2025			2024
	Gross	Intangible	Net	Gross	Intangible	Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Amount	Amortization	Value
Core deposit intangible	$40,240	$24,040	$16,200	$40,240	$19,037	$21,203

Amortization expense was $5.0 million, $5.8 million and $6.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The following table shows the estimated future amortization expense of core deposit intangibles. The projections of amortization expense are based on existing asset balances as of December 31, 2025 (dollar amounts in thousands):

Core
Deposit
Intangible
2026	$4,297
2027	3,590
2028	2,884
2029	2,225
2030	1,634
Thereafter	1,570
Total	$16,200

Note 11 Goodwill

Goodwill was $175.1 million at December 31, 2025 and 2024.

Note 12 Deposits

The composition of deposits at December 31 is as follows (dollar amounts in thousands):

	2025	2024
Noninterest-bearing demand deposits	$1,003,076	$1,024,881
Interest-bearing demand deposits	203,389	194,988
Savings deposits	1,828,369	1,790,100
Time deposits	645,845	631,020
Brokered certificates of deposit	15,108	20,084
Total deposits	$3,695,787	$3,661,073

Time deposits of $250,000 or more were approximately $97.5 million and $77.8 million at December 31, 2025 and 2024, respectively.

The scheduled maturities of time deposits at December 31, 2025, are summarized as follows (dollar amounts in thousands):

2026	$596,994
2027	32,114
2028	16,211
2029	7,949
2030	1,493
Thereafter	6,192
Total	$660,953

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

Information concerning securities sold under repurchase agreements at December 31 consists of the following (dollar amounts in thousands):

	2025	2024	2023
Outstanding balance at the end of the year	$—	$—	$75,747
Weighted average interest rate at the end of the year	—%	—%	5.31%
Average balance during the year	$—	$414	$36,833
Average interest rate during the year	—%	5.33%	4.92%
Maximum month end balance during the year	$—	$—	$75,747

Note 14 Notes Payable

There were $110.0 million and $135.5 million of advances outstanding from the FHLB at December 31, 2025 and 2024, respectively. From time to time the Bank utilized short-term FHLB advances to fund liquidity during these years. The advances, rate, and maturities of FHLB advances as of December 31 were as follows:

	Maturity	Rate	2025	2024

			(dollars in thousands)
Fixed rate, fixed term	06/30/2025	5.16%	—	25,000
Fixed rate, fixed term	03/23/2026	4.02%	10,000	10,000
Fixed rate, fixed term	05/26/2026	1.95%	5,000	5,000
Fixed rate, fixed term	06/29/2026	4.77%	15,000	15,000
Fixed rate, fixed term	03/23/2027	3.91%	10,000	10,000
Fixed rate, fixed term	06/28/2027	4.57%	15,000	15,000
Fixed rate, fixed term	03/23/2028	3.85%	10,000	10,000
Fixed rate, fixed term	07/05/2028	4.41%	20,000	20,000
Fixed rate, fixed term	07/09/2029	4.31%	25,000	25,000
Fixed rate, fixed term	04/22/2030	0.00%	—	508
			110,000	135,508
Purchase accounting adjustment			(34)	(136)
Total notes payable			$109,966	$135,372

Future maturities of borrowings were as follows (dollars in thousands):

	December 31,	December 31,
	2025	2024

1 year or less	$30,000	$25,000
1 to 2 years	25,000	30,000
2 to 3 years	30,000	25,000
3 to 4 years	25,000	30,000
4 to 5 years	—	25,000
Over 5 years	—	508
	$110,000	$135,508

At December 31, 2025 and 2024, respectively, total loans available to be pledged as collateral on FHLB borrowings were approximately $1.10 billion and $1.47 billion and, of that total, $590.2 million and $818.2 million qualified as eligible collateral. The Bank owned $6.3 million of FHLB stock at December 31, 2025 and 2024. At December 31, 2025 and 2024, the Bank had available liquidity of $480.1 million and $682.6 million for future draws, respectively. FHLB stock is included in other investments at December 31, 2025 and 2024. This stock is recorded at cost, which approximates fair value.

Note 15 Subordinated Debt

During July 2020, the Company entered into subordinated note agreements with two separate commercial banks. The Company had through December 31, 2020, to borrow funds up to a maximum availability of $6.0 million under each agreement, or $12.0 million total. These notes were issued with 10-year maturities, carry interest at a fixed rate of 5.0% through June 30, 2025, and at a variable rate thereafter, payable quarterly. These notes are callable on or after January 1, 2026 and qualify for Tier 2 capital for regulatory purposes. The Company had outstanding balances of $6.0 million under these agreements at December 31, 2025 and 2024.

During August 2022, the Company entered into subordinated note agreements with an individual. The Company had outstanding balances of $6.0 million under these agreements as of December 31, 2025 and 2024. These notes were issued with 10-year maturities, carry interest at a fixed rate of 5.25% through August 6, 2027, and at a variable rate thereafter, payable quarterly. These notes are callable on or after August 6, 2027 and qualify for Tier 2 capital for regulatory purposes.

Note 16 Income Taxes

The components of the provision for income taxes for the years ended December 31 are as follows (dollar amounts in thousands):

	2025	2024		2023
Current tax expense:
Federal	$16,301	$14,824		$20,158
State	193	(1,740)	(1)	3,399
Deferred tax benefit:
Federal	180	866		(1,234)
State	(87)	616		(490)
Change in valuation allowance	87	(616)		2,447
Total provision for income taxes	$16,674	$13,950		$24,280
(1)	The state of Wisconsin produced legislation during 2023 which exempted a significant portion of the Company’s interest income from taxability. Wisconsin did not produce guidelines for application of this new legislation until late in the first quarter of 2024. The Company’s 2023 Wisconsin tax obligation was estimated utilizing the best understanding of what the final guidelines would stipulate. When the final guidelines were produced, the Company’s actual 2023 Wisconsin tax obligation was $1.7 million less than estimated. The state tax benefit noted above consists of the difference between the initial estimate and the actual obligation for 2023.

A summary of the sources of differences between income taxes at the federal statutory rate and the provision for income taxes for the years ended December 31 follows (dollar amounts in thousands):

	2025	2024	2023
Tax expense at statutory rate	$18,516	$16,698	$20,747
Increase (decrease) in taxes resulting from:
Tax-exempt interest	(1,317)	(1,075)	(995)
State taxes (net of federal benefit)	153	(1,375)	2,685
Cash surrender value of life insurance	(604)	(455)	(322)
ESOP dividend	(292)	(88)	(88)
Nondeductible expenses associated with acquisition	124	—	61
Change in valuation allowance	87	(616)	2,447
Other	7	861	(255)
Total provision for income taxes	$16,674	$13,950	$24,280

State taxes were paid to Minnesota, Michigan, and Florida, and in each of these states the amounts paid were immaterial to these financial statements.

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. Deferred taxes are included in other liabilities of the balance sheet. The major components of the net deferred tax asset (liability) as of December 31 are presented below (dollar amounts in thousands):

	2025	2024
Deferred tax assets:
Premises and equipment	$571	$477
Allowance for credit losses	12,834	12,759
Compensation	617	619
Purchase accounting	1,840	2,591
Unrealized loss on securities available for sale	2,350	3,497
Net operating loss carry forward	1,100	1,086
Other	230	353
Total deferred tax assets	19,542	21,382
Deferred tax liabilities:
Investment discount accretion	(1,771)	(1,516)
Mortgage servicing rights	(3,698)	(3,622)
Other investments	(1,173)	(911)
Other real estate owned	—	(45)
Investment in minority owned subsidiaries	(1,202)	(1,114)
Goodwill and other intangibles	(4,249)	(5,312)
Total deferred tax liabilities	(12,093)	(12,520)
Valuation allowance	(2,976)	(3,063)
Net deferred tax asset	$4,473	$5,799

In assessing the ability of the Company to realize the benefit of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, availability of operating loss carrybacks, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which deferred tax assets are deductible, management believes it is more likely than not the Company will generate sufficient federally taxable income to realize the benefits of these deductible differences at December 31, 2025. Due to legislation during 2023 related to exempting interest income on significant portions of the Company’s loan portfolio to taxability in the state of Wisconsin, however, management estimates that future state taxable income will be insufficient to fully realize the benefits of these deductible differences, resulting in a valuation allowance of $3.0 million and $3.1 million on the net deferred tax asset related to state income taxes at December 31, 2025 and 2024, respectively.

Tax effects from an uncertain tax position can be recognized in the financial statements only if the position is more likely than not to be sustained on audit, based on the technical merits of the position. The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. When applicable, interest and penalties on uncertain tax positions are calculated based on the guidance from the relevant tax authority and included in income tax expense. At December 31, 2025 and 2024, there was no liability for uncertain tax positions. Federal income tax returns for 4 years ended December 31, 2022 through 2025 remain open and subject to review by applicable tax authorities. State income tax returns for 5 years ended December 31, 2021 through 2025 remain open and subject to review by applicable tax authorities.

Note 17 Employee Benefit Plans

Employee Stock Ownership Plan

The Company has a defined contribution profit sharing 401(k) plan which includes the provisions for an employee stock ownership plan (“ESOP”). The plan is available to all employees over 18 years of age after completion of three months of service. Employees participating in the plan may elect to defer a minimum of 2% of compensation up to the limits specified by law. All participants of the 401(k) plan are eligible for the ESOP and may allocate their contributions to purchase shares of the Company’s stock. As of December 31, 2025 and 2024, the plan held 183,622 and 221,214 shares, respectively. These shares are included in the calculation of the Company’s earnings per share. The Company may make discretionary contributions up to the limits established by IRS regulations. The Company discretionary match was 60% of participant contributions up to 10% of the employee’s salary in 2025 and 2024, and 35% of participant contributions up to 10% of the employee’s salary in 2023. With the increase in discretionary match starting in 2024, the Company discontinued the discretionary contributions to the plan. Total expense associated with the plans was approximately $1.5 million, $1.3 million and $1.6 million in 2025, 2024 and 2023, respectively.

Share-based Compensation

The Company has made restricted share grants during 2025, 2024 and 2023 pursuant to the Bank First Corporation 2020 Equity Plan. The purpose of the Plan is to provide financial incentives for selected employees and for the non-employee Directors of the Company, thereby promoting the long-term growth and financial success of the Company. The Company stock to be offered under the Plan pursuant to Stock Appreciation Rights, performance unit awards, and restricted stock and unrestricted Company stock awards must be Company stock previously issued and outstanding and reacquired by the Company. The number of shares of Company stock that may be issued pursuant to awards under the 2020 Plan shall not exceed, in the aggregate, 700,000. As of December 31, 2025, 124,570 shares of Company stock has been awarded under the 2020 Plan. Compensation expense for restricted stock is based on the fair value of the awards of Bank First Corporation common stock at the time of grant. The value of restricted stock grants that are expected to vest is amortized into expense over the vesting periods of the respective grants. For the years ended December 31, 2025, 2024 and 2023, compensation expense of $2.1 million, $2.2 million and $2.1 million, respectively, was recognized related to restricted stock awards.

As of December 31, 2025, there was $2.2 million of unrecognized compensation cost related to non-vested restricted stock awards granted under the plan. That cost is expected to be recognized over a weighted average period of 1.25 years. The aggregate grant date fair value of restricted stock awards that vested during 2025 was approximately $2.1 million.

	For the period ended		For the period ended
	December 31, 2025		December 31, 2024
		Weighted-		Weighted-
		Average Grant-		Average Grant-
	Shares	Date Fair Value	Shares	Date Fair Value
Restricted Stock
Outstanding at beginning of period	52,634	$79.27	58,196	$72.28
Granted	23,616	105.76	24,581	85.85
Vested	(28,290)	75.74	(30,143)	71.14
Forfeited or cancelled	(1,233)	80.17	—	—
Outstanding at end of period	46,727	$94.77	52,634	$79.27

Deferred Compensation Plan

The Company has a deferred compensation agreement with one of its former executive officers. The benefits were payable beginning June 30, 2009, the date of termination of employment with the Company via retirement. The estimated annual cash benefit payment upon retirement at the age of 70 under the salary continuation plan is $108,011. The payoff is for the participant’s lifetime and is guaranteed to the participant or their surviving beneficiary for a minimum of 15 years. Related expense for this agreement was approximately $0.1 million for the years ended December 31, 2025 and 2024 and negligible for 2023.

Note 18 Stockholders’ Equity and Regulatory Matters

The Bank, as a national bank, is subject to the dividend restrictions set forth by the Office of the Comptroller of the Currency. Under such restrictions, the Bank may not, without the prior approval of the Office of the Comptroller of the Currency, declare dividends in excess of the sum of the current year’s earnings (as defined) plus the retained earnings (as defined) from the prior two years. The dividends that the Bank could declare without the prior approval of the Office of the Comptroller of the Currency as of December 31, 2025 totaled approximately $61.8 million. The payment of dividends may be further limited because of the need for the Bank to maintain capital ratios satisfactory to applicable regulatory agencies.

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

Under regulatory guidance for non-advanced approaches institutions, the Bank and Company are required to maintain minimum amounts and ratios of common equity Tier I capital to risk-weighted assets, including an additional conservation buffer determined by banking regulators. As of December 31, 2025 and 2024, this buffer was 2.50%. As of December 31, 2025 and 2024, the Bank and Company met all capital adequacy requirements to which they are subject.

Actual and required capital amounts and ratios are presented below (dollar amounts in thousands):

							To Be Well
					Minimum Capital		Capitalized Under
			For Capital		Adequacy with		Prompt Corrective
	Actual		Adequacy Purposes		Capital Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2025
Total capital (to risk-weighted assets):
Company	$515,461	13.80%	$298,764	8.00%	$392,128	10.50%	NA	NA
Bank	$460,199	12.33%	$298,541	8.00%	$391,835	10.50%	$373,177	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$460,067	12.32%	$224,073	6.00%	$317,437	8.50%	NA	NA
Bank	$416,805	11.17%	$223,906	6.00%	$317,200	8.50%	$298,541	8.00%
Common Equity Tier 1 capital (to risk-weighted assets):
Company	$460,067	12.32%	$168,055	4.50%	$261,419	7.00%	NA	NA
Bank	$416,805	11.17%	$167,929	4.50%	$261,224	7.00%	$242,565	6.50%
Tier 1 capital (to average assets):
Company	$460,067	10.87%	$169,339	4.00%	$169,339	4.00%	NA	NA
Bank	$416,805	9.85%	$169,277	4.00%	$169,277	4.00%	$211,597	5.00%

							To Be Well
					Minimum Capital		Capitalized Under
			For Capital		Adequacy with		Prompt Corrective
	Actual		Adequacy Purposes		Capital Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2024
Total capital (to risk-weighted assets):
Company	$509,763	14.14%	$288,325	8.00%	$378,427	10.50%	NA	NA
Bank	$438,549	12.18%	$288,152	8.00%	$378,200	10.50%	$360,190	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$457,749	12.70%	$216,244	6.00%	$306,346	8.50%	NA	NA
Bank	$398,535	11.06%	$216,114	6.00%	$306,162	8.50%	$288,152	8.00%
Common Equity Tier 1 capital (to risk-weighted assets):
Company	$457,749	12.70%	$162,183	4.50%	$252,285	7.00%	NA	NA
Bank	$398,535	11.06%	$162,086	4.50%	$252,133	7.00%	$234,124	6.50%
Tier 1 capital (to average assets):
Company	$457,749	10.96%	$167,134	4.00%	$167,134	4.00%	NA	NA
Bank	$398,535	9.54%	$167,019	4.00%	$167,019	4.00%	$208,774	5.00%

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

Note 20 Commitments and Contingencies

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. The fair values of the Company’s rate lock commitments to customers as of December 31, 2025 and 2024 were not material and have not been recorded. The notional amount of rate lock commitments at December 31, 2025 and 2024, respectively, was $16.9 million and $8.2 million.

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

The following commitments were outstanding at December 31 (dollar amounts in thousands):

	Notional Amount
	December 31, 2025	December 31, 2024

Commitments to extend credit:
Fixed	$41,721	$46,856
Variable	723,821	706,353
Credit card arrangements	26,217	24,399
Letters of credit	11,708	11,055

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

Letters of credit include $11.7 million of standby letters of credit and no direct pay letters of credit. Standby letters of credit are conditional lending commitments issued by the Company to guaranty the performance of a customer to a third party. Direct pay letters of credit generally are issued to support the marketing of industrial development revenue and housing bonds and provide that all debt service payments will be paid by drawing on the letter of credit. The letter of credit draws are then repaid by draws from the customer’s bank account.  Generally, all standby letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company generally holds collateral supporting these commitments. The majority of the Company’s loans, commitments, and letters of credit have been granted to customers in the Company’s market area. The concentrations of credit by type are set forth in Note 4. Standby letters of credit were granted primarily to commercial borrowers. Management believes the diversity of the local economy will prevent significant losses in the event of an economic downturn.

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

The Company leases certain properties under operating leases that resulted in the recognition of ROU lease assets of approximately $1.6 million and corresponding lease liabilities of similar value on the Company’s Consolidated Balance Sheets as of December 31, 2025 and 2024.

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

	Year Ended
(dollars in thousands)	December 31, 2025	December 31, 2024
Amortization of ROU Assets - Operating Leases	$(2)	$(2)
Interest on Lease Liabilities - Operating Leases	87	87
Operating Lease Cost (Cost resulting from lease payments)	86	86
Weighted Average Lease Term (Years) - Operating Leases	28.00	29.00
Weighted Average Discount Rate - Operating Leases	5.50%	5.50%

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liabilities is as follows (dollar amounts in thousands):

December 31, 2025
Operating lease payments due:
Within one year	$94
After one but within two years	94
After two but within three years	94
After three but within four years	94
After four years but within five years	94
After five years	2,855
Total undiscounted cash flows	3,325
Discount on cash flows	(1,739)
Total operating lease liabilities	$1,586

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

There were no liabilities measured at fair value on a recurring basis. Information regarding the fair value of assets measured at fair value on a recurring basis is as follows (dollar amounts in thousands):

	Instruments	Markets	Other	Significant
	Measured	for Identical	Observable	Unobservable
	At Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2025
Assets
Securities available for sale
Obligations of U.S. Government sponsored agencies	$21,279	$—	$21,279	$—
Obligations of states and political subdivisions	57,419	—	57,419	—
Mortgage-backed securities	70,756	—	70,756	—
Corporate notes	14,968	—	14,968	—
Mortgage servicing rights	13,650	—	13,650	—

December 31, 2024
Assets
Securities available for sale
U.S. Treasury securities	$99,656	$99,656	$—	$—
Obligations of U.S. Government sponsored agencies	24,741	—	24,741	—
Obligations of states and political subdivisions	56,357	—	56,357	—
Mortgage-backed securities	27,993	—	27,993	—
Corporate notes	14,314	—	14,314	—
Mortgage servicing rights	13,369	—	13,369	—

There were no assets measured on a recurring basis using significant unobservable inputs (Level 3) during these periods.

Information regarding the fair value of assets measured at fair value on a non-recurring basis is as follows (dollar amounts in thousands):

		Quoted Prices
		In Active	Significant
	Assets	Markets	Other	Significant
	Measured	for Identical	Observable	Unobservable
	At Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2025
Loans individually evaluated, net of reserve	$1,743	$—	$—	$1,743

December 31, 2024
OREO	$741	$—	$—	$741
Loans individually evaluated, net of reserve	6,194	—	—	6,194
	$6,935	$—	$—	$6,935

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

				Weighted
		Unobservable	Range of	Average
	Valuation Technique	Inputs	Discounts	Discount
As of December 31, 2025
Loans individually evaluated	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 99%	33%

As of December 31, 2024
OREO	Third party appraisals, sales contracts or brokered price options	Collateral discounts and estimated costs to sell	0%	0%
Loans individually evaluated	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 100%	28%

The carrying value and estimated fair value of financial instruments at December 31 follows (dollar amounts in thousands):

	Carrying
December 31, 2025	amount	Level 1	Level 2	Level 3	Total

Financial assets:
Cash and cash equivalents	$243,207	$243,207	$—	$—	$243,207
Securities held to maturity	103,726	102,751	2,395	—	105,146
Loans held for sale	6,243	—	6,243	—	6,243
Loans, net	3,560,277	—	—	3,447,489	3,447,489
Other investments	23,613	—	—	23,613	23,613
Financial liabilities:
Deposits	$3,695,787	$—	$—	$3,466,151	$3,466,151
Notes payable	109,966	—	109,966	—	109,966
Subordinated notes	12,000	—	12,000	—	12,000

	Carrying
December 31, 2024	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$261,332	$261,332	$—	$—	$261,332
Securities held to maturity	110,756	106,229	3,195	—	109,424
Loans held for sale	3,088	—	3,088	—	3,088
Loans, net	3,473,017	—	—	3,285,498	3,285,498
Other investments	22,643	—	—	22,643	22,643
Financial liabilities:
Deposits	$3,661,073	$—	$—	$3,388,650	$3,388,650
Notes payable	135,372	—	135,372	—	135,372
Subordinated notes	12,000	—	12,000	—	12,000

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

Note 23 Parent Company Only Financial Statements

Balance Sheets

	December 31
	2025	2024

	(In Thousands)
Assets
Cash and cash equivalents	$56,042	$72,705
Securities	2,574	1,847
Investment in Bank	600,598	580,523
Other assets	214	317
TOTAL ASSETS	$659,428	$655,392
Liabilities and Stockholders’ Equity
Liabilities
Subordinated notes	$12,000	$12,000
Other liabilities	3,592	3,709
Total liabilities	15,592	15,709
Stockholders’ equity:
Common stock	115	115
Additional paid-in capital	333,836	333,842
Retained earnings	416,997	398,002
Treasury stock, at cost	(102,088)	(82,925)
Accumulated other comprehensive loss	(5,024)	(9,351)
Total stockholders’ equity	643,836	639,683
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$659,428	$655,392

Statements of Income

	Years Ended December 31
	2025	2024	2023

	(In Thousands)
Income:
Dividends received from Bank	$57,357	$84,561	$68,573
Equity in undistributed earnings of subsidiaries	15,779	(16,959)	10,271
Other income	743	144	—
Total income	73,879	67,746	78,844
Other expenses	2,997	2,946	5,951
Benefit for income taxes	(614)	(763)	(1,621)
Net income	$71,496	$65,563	$74,514

Statements of Cash Flows

	Years Ended December 31,
	2025	2024	2023

	(In thousands)
Cash flow from operating activities:
Net income	$71,496	$65,563	$74,514
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock compensation	2,136	2,172	2,142
Equity in earnings of subsidiaries (includes dividends)	(73,136)	(67,602)	(78,844)
Changes in other assets and liabilities:
Other assets	(594)	(11)	403
Other liabilities	(116)	2,031	230
Net cash (used in) provided by operating activities	(214)	2,153	(1,555)
Cash flows from investing activities, net of effects of business combination:
Dividends received from Bank	57,357	84,561	69,982
Dividends received from Veritas	—	—	37
Net cash used in business combination	—	—	(4,554)
Proceeds from other investments	—	—	248
Net cash provided by investing activities	57,357	84,561	65,713
Cash flows from financing activities, net of effects of business combination:
Repayment of junior subordinated debentures	—	(4,124)	(8,248)
Repayment of subordinate notes	—	—	(11,500)
Cash dividends paid	(52,501)	(15,562)	(11,959)
Issuance of common stock	737	245	195
Repurchase of common stock	(22,042)	(31,928)	(10,046)
Net cash used in financing activities	(73,806)	(51,369)	(41,558)
Net (decrease) increase in cash and cash equivalents	(16,663)	35,345	22,600
Cash and cash equivalents at beginning	72,705	37,360	14,760
Cash and cash equivalents at end	$56,042	$72,705	$37,360

Note 24 Earnings Per Common Share

See Note 1 for the Company’s accounting policy regarding per share computations. Earnings per common share, earnings per share assuming dilution, and related information are summarized as follows:

	Years ended December 31,
(in thousands, except per share data)	2025	2024	2023
Basic
Net income available to common shareholders	$71,496	$65,563	$74,514
Less: Earnings allocated to participating securities	(347)	$(349)	$(425)
Net income allocated to common shareholders	$71,149	$65,214	$74,089

Weighted average common shares outstanding including participating securities	9,892,125	10,083,647	10,231,569
Less: Participating securities	(48,052)	(53,746)	(58,359)
Average shares	9,844,073	10,029,901	10,173,210

Basic earnings per common shares	$7.23	$6.50	$7.28

Diluted
Net income available to common shareholders	$71,496	$65,563	$74,514
Weighted average common shares outstanding for basic earnings per common share	9,844,073	10,029,901	10,173,210
Add: Dilutive effects of stock based compensation awards	23,059	24,667	25,783
Average shares and dilutive potential common shares	9,867,132	10,054,568	10,198,993

Diluted earnings per common share	$7.23	$6.50	$7.28

Note 25 Subsequent Merger Transaction

On January 1, 2026, the Company completed a merger with Centre, a bank holding company headquartered in Beloit, Wisconsin, pursuant to the merger agreement, dated as of July 17, 2025, by and between the Company and Centre, whereby Centre merged with and into the Company, and First National Bank and Trust, Centre’s wholly-owned banking subsidiary, merged with and into the Bank. Centre’s principal activity was the ownership and operation of First National Bank and Trust, a federal-chartered banking institution that operated seventeen (17) branches in Wisconsin and Illinois at the time of closing. The merger consideration totaled approximately $168.8 million.

Pursuant to the Merger Agreement, Centre shareholders were entitled to receive, for each share of Centre common stock that was outstanding immediately prior to the merger, 0.9200 shares of the Company’s common stock and cash in lieu of fractional shares. Company stock issued totaled 1,382,940 shares valued at approximately $168.5 million, with cash of $0.3 million comprising the remainder of merger consideration. After close the combined company had total assets of approximately $6.2 billion, loans of approximately $4.6 billion, and deposits of approximately $5.0 billion.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of December 31, 2025 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, the Company’s disclosure controls and procedures were effective for ensuring that information the Company is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s senior management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on this assessment management has determined that, as of December 31, 2025, the Company’s internal control over financial reporting is effective based on the specified criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, has been audited by Forvis Mazars, LLP, an independent registered public accounting firm, as stated in their report herein – “Report of Independent Registered Accounting Firm.”

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company is continually monitoring and assessing changes in processes and activities to determine any potential impact on the design and operating effectiveness of internal controls over financial reporting. Management will continue to evaluate the need for changes to internal controls as business conditions and operations evolve.

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

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

For the quarter ended December 31, 2025, there were no trading arrangements for the sale or purchase of our securities adopted, terminated or for which the amount, pricing or timing provisions were modified by our directors and officers (as defined in Rule 16a-1(f) of the Exchange Act) that were either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”) or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in Part III, Item 10 will be under the headings “Proposal 1—Election of Directors,” “Executive Officers,” “Corporate Governance,” “Committees of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the 2026 Annual Meeting of Shareholders, incorporated herein by reference.

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

ITEM 11.      EXECUTIVE COMPENSATION

The information required in Part III, Item 11 will be under the headings “Director Compensation,” “Named Executive Officer Compensation” and “Committees of the Board of Directors” in the Company’s definitive proxy statement for the 2026 Annual Meeting of Shareholders, incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of December 31, 2025 with respect to shares of common stock that may be issued under the Company’s equity compensation plans.

Number of
securities
remaining
	Number of	Weighted	available for
	securities to	average	future issuance
	be issued upon	exercise	under equity
	exercise	price of	compensation
	of outstanding	outstanding	plans (excluding
	options,	options,	securities
	warrants and	warrants	reflected
	rights	and rights	in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	$0	575,430
Total at December 31, 2025	0	$0	575,430
(1)	On June 8, 2020, the Company's shareholders approved the Company's 2020 Equity Plan, authorizing up to 700,000 shares of stock to be awarded as long-term incentive compensation to employees and non-employee directors over a period of ten (10) years.

The remaining information required in Part III, Item 12 will be under the heading “Common Stock Ownership of Certain Beneficial Owners and Management” in the Company’s definitive proxy statement for the 2026 Annual Meeting of Shareholders, incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in Part III, Item 13 will be under the headings “Certain Relationships and Related-Party Transactions” and “Corporate Governance” in the Company’s definitive proxy statement for the 2026 Annual Meeting of Shareholders, incorporated herein by reference.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required in Part III, Item 14 will be under the heading “Information Regarding the Company’s Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement for the 2026 Annual Meeting of Shareholders, incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

The following consolidated financial statements of Bank First and our subsidiaries and related reports of our independent registered public accounting firm are incorporated in this Item 15 by reference from Part II - Item 8. Financial Statements and Supplementary Data of this Report.

Consolidated balance sheets as of December 31, 2025 and 2024

Consolidated statements of income for the years ended December 31, 2025, 2024 and 2023

Consolidated statements of comprehensive income for the years ended December 31, 2025, 2024 and 2023

Consolidated statements of changes in shareholders’ equity for the years ended December 31, 2025, 2024 and 2023

Consolidated statements of cash flows for the years ended December 31, 2025, 2024 and 2023

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

2.2

Agreement and Plan of Merger, dated July 17, 2025, by and between Bank First Corporation and Centre 1 Bancorp, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2025, and incorporated herein by reference).

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
10.4

Form of Restricted Stock Award Agreement for Named Executive Officers (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on March 4, 2021 and incorporated herein by reference).*

10.5

Form of Restricted Stock Award Agreement for Non-Employee Directors (filed as Exhibit 99.2 to the Company's Current Report on Form 8-K filed with the SEC on March 4, 2021 and incorporated herein by reference).*

10.6

Change in Control Agreement dated April 12, 2022 between Bank First Corporation and Michael B. Molepske (filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2023 and incorporated herein by reference).*

10.7

Change in Control Agreement dated April 12, 2022 between Bank First Corporation and Kevin M. LeMahieu (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2023 and incorporated herein by reference).*

10.8

Change in Control Agreement dated April 12, 2022 between Bank First Corporation and Jason V. Krepline (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2023 and incorporated herein by reference).*

10.9

Change in Control Agreement dated April 11, 2022 between Bank First Corporation and Joan A. Woldt (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2023 and incorporated herein by reference).*

10.10

Change in Control Agreement dated February 10, 2023 between Bank First Corporation and Timothy J. McFarlane (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2023 and incorporated herein by reference).*

10.11

Change in Control Agreement dated May 16, 2023 between Bank First Corporation and Kelly M. Dvorak, (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K with the SEC on February 29, 2024 and incorporated herein by reference).*

Exhibit
No.	Description
10.12

Separation Agreement and General Release dated November 15, 2023 between Bank First Corporation and Joan Woldt (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed with the SEC on February 29, 2024 and incorporated herein by reference).*

19.1	Insider Trading Policy
21	Subsidiaries of Bank First Corporation.
23.1	Consent of Independent Registered Public Accounting Firm (Forvis Mazars, LLP).
24	Power of Attorney contained on the signature pages of this 2025 Annual Report on Form 10-K and incorporated herein by reference.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Bank First Corporation Compensation Clawback Policy
101 INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)

* Compensatory plan or arrangement.

ITEM 16.     FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Bank First Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK FIRST CORPORATION

February 27, 2026	By:	/s/ Michael B. Molepske
Michael B. Molepske
Chief Executive Officer
(Principal Executive Officer)

February 27, 2026	By:	/s/ Kevin M. LeMahieu
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

/s/ Mary-Kay H. Bourbulas	Director	February 27, 2026
Mary-Kay H. Bourbulas
/s/ Erin A. Davis	Director	February 27, 2026
Erin A. Davis
/s/ Robert D. Gregorski	Director	February 27, 2026
Robert D. Gregorski
/s/ Stephen E. Johnson	Director	February 27, 2026
Stephen E. Johnson
/s/ Phillip R. Maples	Director	February 27, 2026
Phillip R. Maples
/s/ Daniel C. McConeghy	Director	February 27, 2026
Daniel C. McConeghy
/s/ Timothy J. McFarlane	Director	February 27, 2026
Timothy J. McFarlane
/s/ Michael B. Molepske	Director	February 27, 2026
Michael B. Molepske
/s/ Todd A. Sprang	Director	February 27, 2026
Todd A. Sprang
/s/ Michael S. Stayer-Suprick	Director	February 27, 2026
Michael S. Stayer-Suprick
/s/ Peter J. Van Sistine	Director	February 27, 2026
Peter J. Van Sistine