Form 10-Q
period 2026-03-31
Bank First Corp
filed 2026-05-11
CIK 1746109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of May 11, 2026 was 11,163,169 shares.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS:

BANK FIRST CORPORATION

Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2026	December 31, 2025

Assets
Cash and due from banks	$64,419	$55,345
Interest-bearing deposits	334,219	187,862
Cash and cash equivalents	398,638	243,207
Securities held to maturity, at amortized cost ($117,590 and $105,146 fair value at March 31, 2026 and December 31, 2025, respectively)	117,929	103,726
Securities available for sale, at fair value ($496,205 and $171,796 amortized cost at March 31, 2026 and December 31, 2025, respectively)	483,235	164,422
Loans held for sale	9,751	6,243
Loans	4,515,626	3,604,651
Allowance for credit losses - loans ("ACL-Loans")	(57,067)	(44,374)
Loans, net	4,458,559	3,560,277
Premises and equipment, net	93,140	79,217
Goodwill	246,370	175,106
Other investments	30,674	23,613
Cash value of life insurance	97,275	61,085
Core deposit intangibles, net	45,538	16,200
Mortgage servicing rights ("MSR")	17,484	13,650
Other real estate owned (“OREO”)	3,190	—
Investment in Ansay and Associates, LLC ("Ansay")	35,728	35,444
Other assets	31,502	23,905
TOTAL ASSETS	$6,069,013	$4,506,095
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Interest-bearing deposits	$3,589,919	$2,692,711
Noninterest-bearing deposits	1,496,897	1,003,076
Total deposits	5,086,816	3,695,787
Notes payable	99,992	109,966
Subordinated notes	16,603	12,000
Junior subordinated debenture	8,250	—
Other liabilities	37,499	44,506
Total liabilities	5,249,160	3,862,259
Stockholders’ equity:
Serial preferred stock - $0.01 par value
Authorized - 5,000,000 shares	—	—
Common stock - $0.01 par value
Authorized - 20,000,000 shares
Issued - 12,898,070 and 11,515,130 shares as of March 31, 2026 and December 31, 2025, respectively
Outstanding - 11,222,442 and 9,834,623 shares as of March 31, 2026 and December 31, 2025, respectively	129	115
Additional paid-in capital	500,627	333,836
Retained earnings	431,374	416,997
Treasury stock, at cost - 1,675,628 and 1,680,507 shares as of March 31, 2026 and December 31, 2025, respectively	(102,832)	(102,088)
Accumulated other comprehensive loss	(9,445)	(5,024)
Total stockholders’ equity	819,853	643,836
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,069,013	$4,506,095

See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statements of Income

(In thousands, except per share data) (Unaudited)

	Three months ended March 31,
	2026	2025

Interest income:
Loans, including fees	$64,573	$49,232
Securities:
Taxable	6,139	3,013
Tax-exempt	277	240
Other	2,616	2,563
Total interest income	73,605	55,048
Interest expense:
Deposits	20,049	16,852
Borrowed funds	340	1,659
Total interest expense	20,389	18,511
Net interest income	53,216	36,537
Provision for credit losses	—	400
Net interest income after provision for credit losses	53,216	36,137
Noninterest income:
Service charges	4,690	2,011
Income from Ansay	975	1,181
Loan servicing income	955	732
Valuation adjustment on MSR	81	175
Net gain on sales of mortgage loans	1,076	334
Trust and wealth management	1,575	17
Other	1,180	2,138
Total noninterest income	10,532	6,588
Noninterest expense:
Salaries, commissions, and employee benefits	21,789	10,985
Occupancy	2,556	1,591
Data processing	3,410	2,444
Postage, stationery, and supplies	439	240
Net gain on sales and valuations of OREO	(191)	—
Net loss on sale of securities	31	—
Advertising	83	65
Charitable contributions	240	476
Federal deposit insurance	716	630
Outside service fees	2,400	788
Amortization of intangibles	2,572	1,298
Other	5,011	2,087
Total noninterest expense	39,056	20,604
Income before provision for income taxes	24,692	22,121
Provision for income taxes	4,704	3,880
Net Income	$19,988	$18,241
Earnings per share - basic	$1.78	$1.82
Earnings per share - diluted	$1.78	$1.82

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statements of Comprehensive Income

(In thousands) (Unaudited)

	Three Months Ended
	March 31,
	2026	2025

Net Income	$19,988	$18,241
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities:
Unrealized holding gains (losses) arising during period	(5,627)	943
Reclassification adjustment for losses included in net income	31	—
Income tax (expense) benefit	1,175	(196)
Total other comprehensive income (loss)	(4,421)	747
Comprehensive income	$15,567	$18,988

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statement of Stockholders’ Equity

(In thousands, except share and per share data) (Unaudited)

						Accumulated
	Serial		Additional			Other	Total
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive	Stockholders'
	Stock	Stock	Capital	Earnings	Stock	Income (loss)	Equity

Balance at January 1, 2025	$—	$115	$333,842	$398,002	$(82,925)	$(9,351)	$639,683
Net income	—	—	—	18,241	—	—	18,241
Other comprehensive income	—	—	—	—	—	747	747
Purchase of treasury stock	—	—	—	—	(6,381)	—	(6,381)
Sale of treasury stock	—	—	—	—	64	—	64
Cash dividends ($0.45 per share)	—	—	—	(4,491)	—	—	(4,491)
Amortization of stock-based compensation	—	—	551	—	—	—	551
Vesting of restricted stock awards	—	—	(2,143)	—	2,143	—	—

Balance at March 31, 2025	$—	$115	$332,250	$411,752	$(87,099)	$(8,604)	$648,414

Balance at January 1, 2026	$—	$115	$333,836	$416,997	$(102,088)	$(5,024)	$643,836
Net income	—	—	—	19,988	—	—	19,988
Other comprehensive loss	—	—	—	—	—	(4,421)	(4,421)
Purchase of treasury stock	—	—	—	—	(3,076)	—	(3,076)
Sale of treasury stock	—	—	—	—	88	—	88
Cash dividends ($0.50 per share)	—	—	—	(5,611)	—	—	(5,611)
Amortization of stock-based compensation	—	—	579	—	—	—	579
Vesting of restricted stock awards	—	—	(2,244)	—	2,244	—	—
Shares issued in the acquisition of Centre 1 Bancorp, Inc. (1,382,940 shares)	—	14	168,456	—	—	—	168,470

Balance at March 31, 2026	$—	$129	$500,627	$431,374	$(102,832)	$(9,445)	$819,853

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Three Months Ended March 31,
	2026	2025

Cash flows from operating activities:
Net income	$19,988	$18,241
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	—	400
Depreciation and amortization of premises and equipment	724	591
Termination of lease	1,586	—
Amortization of intangibles	2,572	1,298
Net accretion of securities	(2,145)	(1,374)
Amortization of stock-based compensation	579	551
Accretion of purchase accounting valuations	(3,658)	(1,017)
Net change in deferred loan fees and costs	(748)	(239)
Change in fair value of MSR and other investments	(341)	(693)
Net gain on sale of OREO and valuation allowance	(191)	—
Proceeds from sales of mortgage loans	61,342	29,241
Originations of mortgage loans held for sale	(63,774)	(28,495)
Gain on sales of mortgage loans	(1,076)	(334)
Realized loss on sale of securities	31	—
Undistributed income of Ansay joint venture	(975)	(1,181)
Net earnings on life insurance	(743)	(407)
Increase in other assets	8,103	973
Decrease in other liabilities	(32,925)	(11,389)
Net cash (used in) provided by operating activities	(11,651)	6,166
Cash flows from investing activities, net of effects of business combination:
Activity in securities available for sale and held to maturity:
Sales	8,920	—
Maturities, prepayments, and calls	17,621	256,762
Purchases	(27,189)	(194,612)
Net increase in loans	73,635	(30,417)
Dividends received from Ansay	691	635
Proceeds from sale of OREO	991	—
Net sales of Federal Home Loan Bank (“FHLB”) stock	3,920	—
Net purchases of Federal Reserve Bank (“FRB”) stock	(3,996)	—
Proceeds from life insurance	—	1,328
Proceeds from sale of premises and equipment	1	1
Purchases of premises and equipment	(5,241)	(2,154)
Net cash received in business combination	169,493	—
Net cash provided by investing activities	238,846	31,543

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statements of Cash Flows (Continued)

(In thousands) (Unaudited)

	Three Months Ended March 31,
	2026	2025

Cash flows from financing activities, net of effects of business combination:
Net increase in deposits	$14,649	$13,140
Repayment of notes payable	(77,814)	(508)
Dividends paid	(5,611)	(4,491)
Proceeds from sales of common stock	88	64
Repurchase of common stock	(3,076)	(6,381)
Net cash (used in) provided by financing activities	(71,764)	1,824
Net increase in cash and cash equivalents	155,431	39,533
Cash and cash equivalents at beginning of period	243,207	261,332
Cash and cash equivalents at end of period	$398,638	$300,865

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$19,316	$18,724
Income taxes	56	—
Supplemental schedule of noncash activities:
Closed branch buildings transferred to OREO	3,990	—
MSR resulting from sale of loans	723	325
Change in unrealized loss on investment securities available for sale, net of tax	(4,421)	747

Acquisition:
Fair value of assets acquired	$1,581,684	$—
Fair value of liabilities assumed	1,484,184	—
Net assets acquired	$97,500	$—

Common stock issued in acquisition	$168,470	$—

See accompanying notes to consolidated financial statements.

BANK FIRST CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

NOTE 1 – BASIS OF PRESENTATION

Bank First Corporation (the “Company”) provides a variety of financial services to individual and corporate customers through its wholly-owned subsidiary, Bank First, N.A. (the “Bank”). The Bank operates as a full-service financial institution with a primary market area including, but not limited to, the counties in which the Bank’s branches are located. The Bank has thirty-eight locations located in Brown, Columbia, Dane, Door, Fond du Lac, Green, Jefferson, Manitowoc, Monroe, Outagamie, Ozaukee, Rock, Shawano, Sheboygan, Walworth, Waupaca, Waushara, and Winnebago counties in the State of Wisconsin and Winnebago county in the State of Illinois. The Company and Bank are subject to the regulations of certain federal agencies and undergo periodic examinations by those regulatory authorities.

These interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures required by GAAP have been omitted or abbreviated. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (“Annual Report”).

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

Reclassifications

Certain 2025 amounts have been reclassified to conform to the presentation used in 2026. These reclassifications had no effect on the operations, financial condition or cash flows of the Company.

Updates to Significant Accounting Policies

Effective January 1, 2026, the Company adopted Accounting Standards Update (“ASU”) 2025-08, Financial Instruments—Credit Losses (Topic 326): Purchased Financial Assets. Any financial assets purchased after January 1, 2026 (including those acquired as part of the acquisition of Centre 1 Bancorp. Inc. (“Centre”) on January 1, 2026) reflect the application of ASU 2025-08, while financial assets purchased prior to this date will continue to be reported in accordance with previously applicable accounting standards.

Recently Issued Not Yet Effective Accounting Standards

In October 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-06, Disclosure Improvements. This ASU modifies the disclosure or presentation requirements of a variety of Topics in the Codification. The amendments in this ASU are expected to clarify or improve disclosure and presentation requirements for certain codification topics. The effective date for each amendment will be the date on which the Security and Exchange Commission’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. If, by June 30, 2027, the Securities and Exchange Commission has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the Codification and will not become effective for any entity. The Company does not anticipate a significant impact to its financial statement disclosures as a result of this ASU.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) – Narrow Scope Improvements. This ASU is intended to better clarify interim disclosure requirements and the applicability of Topic 270 by improving the navigability of the required interim disclosures and clarifying what guidance is applicable. The amendments also provide additional guidance on what disclosures would be provided in interim reporting periods. This update is effective for annual periods beginning after December 15, 2027, with early adoption permitted. The Company anticipates that this standard may impact the specific disclosures it utilizes in interim reports but will not cause any change in the accounting for operational results.

NOTE 2 – ACQUISITION

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

The fair value of the assets acquired and liabilities assumed on January 1, 2026 was as follows:

	As Recorded by	Fair Value	As Recorded by
	Centre	Adjustments	the Company
Cash, cash equivalents and securities	$508,129	$(2,493)	$505,636
Other investments	6,660	64	6,724
Loans, net	987,951	(19,247)	968,704
Premises and equipment, net	17,672	(2,689)	14,983
Core deposit intangible	17	31,893	31,910
Other assets	80,754	(27,027)	53,727
Total assets acquired	$1,601,183	$(19,499)	$1,581,684

Deposits	$1,376,635	$(393)	$1,376,242
Other borrowings	67,841	1,323	69,164
Subordinated debentures	4,500	110	4,610
Junior subordinated debentures	8,250	—	8,250
Other liabilities	25,781	137	25,918
Total liabilities assumed	$1,483,007	$1,177	$1,484,184

Excess of assets acquired over liabilities assumed	$118,176	$(20,676)	$97,500
Less: purchase price			168,763
Goodwill			$71,263

The Company purchased loans through the acquisition of Centre for which there was, at the date of acquisition, more than insignificant deterioration of credit quality since origination (PCD Loans). The carrying amount of these loans at acquisition was as follows:

January 1, 2026
Purchase price of PCD loans at acquisition	$55,284
Non-credit discount on PCD loans at acquisition	2,742
Allowance for credit losses on PCD loans at acquisition	4,971
Par value of PCD acquired loans at acquisition	$62,997

All other loans purchased through this acquisition were classified as Purchased Seasoned Loans under the guidance of ASU 2025-08.

The following unaudited pro forma information is presented for illustrative purposes only. The pro forma information should not be relied upon as being indicative of the historical results of operations the Company would have had if the Centre merger had occurred before such periods or the future results of operations that the Company will experience as a result of the merger. The pro forma information, although helpful in illustrating the financial characteristics of the combined company under one set of assumptions, does not reflect the benefits of expected cost savings, opportunities to earn additional revenue, the impact of restructuring and merger-related expenses, or other factors that may result as a consequence of the merger and, accordingly, does not attempt to predict or suggest future results. The unaudited pro forma information set forth below gives effect to the merger as if it had occurred on January 1, 2025, the beginning of the earliest period presented.

Year Ended
(in thousands, except per share data)	December 31, 2025
Total revenue, net of interest expense	$233,694
Net income	$72,250
Diluted earnings per common share	$6.41

The Company accounted for this transaction under the acquisition method of accounting, and thus, the financial position and results of operations of Centre prior to the consummation dates were not included in the accompanying consolidated financial statements. The accounting required assets purchased and liabilities assumed to be recorded at their respective fair values at the date of acquisition. The Company determined the fair value of core deposit intangibles, securities, premises and equipment, loans, other assets and liabilities and deposits with the assistance of third-party valuations, appraisals and third-party advisors. The acquisition accounting is provisional for up to one year after the acquisition and could be adjusted in subsequent quarters during 2026 if additional relevant information to the fair values listed above becomes available.

NOTE 3 – EARNINGS PER SHARE

The two-class method is used in the calculation of basic and diluted earnings per share. Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. There were no anti-dilutive stock options for the three months ended March 31, 2026 or 2025.

The following table presents the factors used in the earnings per share computations for the period indicated:

	Three Months Ended March 31,
	2026	2025
Basic
Net income available to common shareholders	$19,988	$18,241
Less: Earnings allocated to participating securities	(84)	(91)
Net income allocated to common shareholders	$19,904	$18,150

Weighted average common shares outstanding including participating securities	11,215,545	10,001,009
Less: Participating securities (1)	(47,210)	(50,039)
Average shares	11,168,335	9,950,970

Basic earnings per common share	$1.78	$1.82

Diluted
Net income available to common shareholders	$19,988	$18,241

Weighted average common shares outstanding for basic earnings per common share	11,168,335	9,950,970
Add: Dilutive effects of stock-based compensation awards	18,927	21,182
Average shares and dilutive potential common shares	11,187,262	9,972,152

Diluted earnings per common share	$1.78	$1.82
(1)	Participating securities are restricted stock awards whereby the stock certificates have been issued, are included in outstanding shares, receive dividends and can be voted, but have not vested.

NOTE 4 – SECURITIES

The following is a summary of available for sale securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
March 31, 2026
U.S. Treasury securities	$92,557	$7	$(1,104)	$91,460
Obligations of U.S. Government sponsored agencies	157,969	—	(3,701)	154,268
Obligations of states and political subdivisions	85,189	34	(5,507)	79,716
Mortgage-backed securities	136,876	5	(2,034)	134,847
Corporate notes	23,614	—	(670)	22,944
Total available for sale securities	$496,205	$46	$(13,016)	$483,235

December 31, 2025
Obligations of U.S. Government sponsored agencies	$23,226	$—	$(1,947)	$21,279
Obligations of states and political subdivisions	61,511	95	(4,187)	57,419
Mortgage-backed securities	71,384	337	(965)	70,756
Corporate notes	15,675	—	(707)	14,968
Total available for sale securities	$171,796	$432	$(7,806)	$164,422

The following is a summary of held to maturity securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
March 31, 2026
U.S. Treasury securities	$113,629	$611	$(950)	$113,290
Obligations of states and political subdivisions	4,300	—	—	4,300
Total held to maturity securities	$117,929	$611	$(950)	$117,590

December 31, 2025
U.S. Treasury securities	$101,331	$1,590	$(170)	$102,751
Obligations of states and political subdivisions	2,395	—	—	2,395
Total held to maturity securities	$103,726	$1,590	$(170)	$105,146

The following table shows the fair value and gross unrealized losses of securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		Greater Than 12 Months		Total
							Number
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	of
	Value	Losses	Value	Losses	Value	Losses	Securities

March 31, 2026 - Available for Sale
U.S. Treasury securities	$84,206	$(1,104)	$—	$—	$84,206	$(1,104)	9
Obligations of U.S. Government sponsored agencies	135,120	(1,585)	19,147	(2,116)	154,267	(3,701)	47
Obligations of states and political subdivisions	33,355	(529)	37,402	(4,978)	70,757	(5,507)	88
Mortgage-backed securities	105,700	(846)	24,113	(1,188)	129,813	(2,034)	119
Corporate notes	3,026	(4)	13,838	(666)	16,864	(670)	15
Totals	$361,407	$(4,068)	$94,500	$(8,948)	$455,907	$(13,016)	278

March 31, 2026 - Held to Maturity
U.S. Treasury securities	$53,840	$(675)	$16,116	$(275)	$69,956	$(950)	28

December 31, 2025 - Available for Sale
Obligations of U.S. Government sponsored agencies	$929	$(8)	$20,350	$(1,939)	$21,279	$(1,947)	24
Obligations of states and political subdivisions	—	—	45,131	(4,187)	45,131	(4,187)	55
Mortgage-backed securities	10,911	(45)	24,636	(920)	35,547	(965)	92
Corporate notes	—	—	13,801	(707)	13,801	(707)	9
Totals	$11,840	$(53)	$103,918	$(7,753)	$115,758	$(7,806)	180

December 31, 2025 - Held to Maturity
U.S. Treasury securities	$997	$—	$22,156	$(170)	$23,153	$(170)	12

As of March 31, 2026, and December 31, 2025, no allowance for credit losses has been recognized on available for sale securities in an unrealized loss position as the Company does not believe any of the debt securities are credit impaired. This is based on the Company’s analysis of the risk characteristics, including credit ratings, and other qualitative factors related to these securities. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. As of March 31, 2026, the Company did not intend to sell these securities and it was more likely than not that the Company would not be required to sell the debt securities before recovery of their amortized cost, which may be at maturity. The unrealized losses have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration.

Furthermore, based on its analysis the Company has determined that held to maturity securities have zero expected credit losses. U.S. Treasury securities have the full faith and credit backing of the United States Government.

The following is a summary of amortized cost and estimated fair value of securities by contractual maturity as of March 31, 2026. Contractual maturities will differ from expected maturities for mortgage-backed securities because borrowers may have the right to call or prepay obligations without penalties.

	Available for Sale		Held to Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$33,019	$32,975	$23,247	$23,226
Due after one year through 5 years	199,914	197,408	32,231	32,108
Due after 5 years through 10 years	89,573	84,880	62,451	62,256
Due after 10 years	36,823	33,125	—	—
Subtotal	359,329	348,388	117,929	117,590
Mortgage-backed securities	136,876	134,847	—	—
Total	$496,205	$483,235	$117,929	$117,590

As of March 31, 2026 and December 31, 2025, the carrying values of securities pledged to secure public deposits and for other purposes required or permitted by law were approximately $268.1 million and $249.7 million, respectively.

Sales of securities available for sale produced $8.9 million in proceeds with immaterial gross gains and losses for the three months ended March 31, 2026. There were no sales of securities available for sale during the three months ended March 31, 2025.

	2026	2025
Proceeds from sales of securities	$8,920	$—
Gross gains on sales	37	—
Gross losses on sales	(68)	—

NOTE 5 – LOANS, ALLOWANCE FOR CREDIT LOSSES, AND CREDIT QUALITY

The following table presents total loans by portfolio segment and class of loan as of March 31, 2026 and December 31, 2025:

	2026	2025
Commercial/industrial	$821,721	$647,552
Commercial real estate - owner occupied	1,133,371	881,037
Commercial real estate - non-owner occupied	660,465	492,635
Multi-family	456,898	402,622
Construction and development	259,510	215,599
Residential 1‑4 family	1,101,151	894,633
Consumer	61,181	54,618
Other	22,356	16,941
Subtotals	4,516,653	3,605,637
ACL - Loans	(57,067)	(44,374)
Loans, net of ACL - Loans	4,459,586	3,561,263
Deferred loan fees, net	(1,027)	(986)
Loans, net	$4,458,559	$3,560,277

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

The Company utilized the high-end range of the Federal Reserve Bank Open Market Committee forecast for national unemployment and the low-end range for national GDP growth at March 31, 2026 and December 31, 2025. As of March 31, 2026, the Company anticipates the national unemployment rate to rise during the forecast period and the national GDP growth rate to rise nominally. The Company utilized long-term averages for the remaining loss drivers. Due to increased geopolitical and economic uncertainty, the qualitative adjustment to individual loan pools related to risk from changes in economic conditions was increased during the first quarter of 2026.

A roll forward of the ACL-Loans is summarized as follows:

	Three Months Ended		Year Ended
	March 31, 2026	March 31, 2025	December 31, 2025
Beginning Balance	$44,374	$44,151	$44,151
ACL on loans acquired	12,826	-	-
Provision for credit losses	-	400	1,200
Charge-offs	(156)	(836)	(1,145)
Recoveries	23	34	168
Net charge-offs	(133)	(802)	(977)
Ending Balance	$57,067	$43,749	$44,374

A summary of the activity in the ACL - Loans by loan type for the three months ended March 31, 2026 is summarized as follows:

		Commercial	Commercial
		Real Estate -	Real Estate -		Construction
	Commercial /	Owner	Non - Owner	Multi-	and	Residential
	Industrial	Occupied	Occupied	Family	Development	1-4 Family	Consumer	Other	Total
ACL - Loans - January 1, 2026	$7,264	$9,691	$4,581	$4,088	$3,814	$13,644	$1,074	$218	$44,374
ACL - Loans on loans acquired	2,646	2,346	2,573	2,104	137	2,930	51	39	12,826
Charge-offs	—	—	—	—	—	—	(32)	(124)	(156)
Recoveries	1	—	—	—	—	2	—	20	23
Provision	81	589	(70)	(970)	427	(240)	51	132	—
ACL - Loans - March 31, 2026	$9,992	$12,626	$7,084	$5,222	$4,378	$16,336	$1,144	$285	$57,067

A summary of the activity in the ACL – Loans by loan type for the three months ended March 31, 2025 is summarized as follows:

		Commercial	Commercial
		Real Estate -	Real Estate -		Construction
	Commercial /	Owner	Non - Owner	Multi-	and	Residential
	Industrial	Occupied	Occupied	Family	Development	1-4 Family	Consumer	Other	Total
ACL - Loans - January 1, 2025	$6,737	$9,334	$5,213	$3,739	$5,223	$12,684	$1,084	$137	$44,151
Charge-offs	—	(802)	—	—	—	(1)	(21)	(12)	(836)
Recoveries	—	—	—	—	—	30	—	4	34
Provision	(455)	439	42	435	96	(172)	10	5	400
ACL - Loans - March 31, 2025	$6,282	$8,971	$5,255	$4,174	$5,319	$12,541	$1,073	$134	$43,749

In addition to the ACL-Loans, the Company has established an allowance for credit losses on unfunded commitments (“ACL-Unfunded Commitments”), classified in other liabilities on the consolidated balance sheets. This allowance is maintained to absorb losses arising from unfunded loan commitments, and is determined quarterly based on methodology similar to the methodology for determining the ACL-Loans. The ACL - Unfunded Commitments was $4.0 million and $3.0 million at March 31, 2026 and December 31, 2025, respectively. See Note 11 for further information on commitments.

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

	Three Months Ended		Year Ended
	March 31, 2026	March 31, 2025	December 31, 2025
Provision for credit losses on:
Loans	$—	$400	$1,200
Unfunded Commitments	—	—	50
Total provision for credit losses	$—	$400	$1,250

The Company’s past due and non-accrual loans as of March 31, 2026 is summarized as follows:

		90 Days			Non-Accrual
	30-89 Days	or more			with no
	Past Due	Past Due	Non-		related
	Accruing	and Accruing	Accrual	Total	allowance
Commercial/industrial	$952	$43	$2,589	$3,584	$236
Commercial real estate - owner occupied	1,245	4,324	4,566	10,135	—
Commercial real estate - non-owner occupied	555	351	—	906	—
Multi-family	—	—	12,943	12,943	—
Construction and development	292	1	—	293	—
Residential 1‑4 family	5,395	132	1,788	7,315	1,788
Consumer	207	6	147	360	147
Other	—	—	—	—	—
	$8,646	$4,857	$22,033	$35,536	$2,171

The Company’s past due and non-accrual loans as of December 31, 2025 is summarized as follows:

		90 Days			Non-Accrual
	30-89 Days	or more			with no
	Past Due	Past Due	Non-		related
	Accruing	and Accruing	Accrual	Total	allowance
Commercial/industrial	$894	$—	$1,754	$2,648	$137
Commercial real estate - owner occupied	337	2,791	2,330	5,458	—
Commercial real estate - non-owner occupied	974	—	—	974	—
Multi-family	—	—	—	—	—
Construction and development	719	1	—	720	—
Residential 1‑4 family	3,198	425	1,643	5,266	1,642
Consumer	277	25	79	381	79
Other	—	—	—	—	—
	$6,399	$3,242	$5,806	$15,447	$1,858

Interest recognized on non-accrual loans is considered immaterial to the consolidated financial statements for the three months ended March 31, 2026 and 2025.

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

	Collateral Type
As of March 31, 2026		Other		Without an	With an	Allowance
	Real Estate	Business Assets	Total	Allowance	Allowance	Allocation
Commercial/industrial	$—	$3,345	$3,345	$—	$3,345	$2,965
Commercial real estate - owner occupied	8,107	—	8,107	2,786	5,321	865
Commercial real estate - non-owner occupied	2,181	—	2,181	—	2,181	865
Multi-family	12,943	—	12,943	—	12,943	787
Construction and development	—	—	—	—	—	—
Residential 1‑4 family	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total Loans	$23,231	$3,345	$26,576	$2,786	$23,790	$5,482

Collateral Type
As of December 31, 2025		Other		Without an	With an	Allowance
	Real Estate	Business Assets	Total	Allowance	Allowance	Allocation
Commercial/industrial	$—	$1,618	$1,618	$—	$1,618	$1,611
Commercial real estate - owner occupied	5,121	—	5,121	2,791	2,330	594
Commercial real estate - non-owner occupied	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Construction and development	—	—	—	—	—	—
Residential 1‑4 family	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total Loans	$5,121	$1,618	$6,739	$2,791	$3,948	$2,205

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

	Amortized Cost Basis by Origination Year
As of March 31, 2026								Revolving
	2026	2025	2024	2023	2022	Prior	Revolving	to Term	Total
Commercial/industrial
Grades 1-4	$47,512	$112,334	$53,717	$43,065	$50,286	$95,684	$192,699	$-	$595,297
Grade 5	5,051	37,923	8,666	7,135	3,060	12,086	75,075	-	148,996
Grade 6	-	5,006	6,387	149	40,270	150	3,069	-	55,031
Grade 7	-	225	553	1,631	1,337	10,150	8,501	-	22,397
Grade 8	-	-	-	-	-	-	-	-	-
Total	$52,563	$155,488	$69,323	$51,980	$94,953	$118,070	$279,344	$-	$821,721
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate - owner occupied
Grades 1-4	$32,581	$109,178	$121,211	$68,282	$112,243	$397,792	$22,585	$-	$863,872
Grade 5	1,327	42,721	46,203	20,294	20,632	56,298	812	-	188,287
Grade 6	-	1,938	1,326	604	4,014	14,386	-	-	22,268
Grade 7	-	6,271	3,976	3,863	13,822	30,253	759	-	58,944
Grade 8	-	-	-	-	-	-	-	-	-
Total	$33,908	$160,108	$172,716	$93,043	$150,711	$498,729	$24,156	$-	$1,133,371
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied
Grades 1-4	$10,300	$61,912	$39,767	$50,004	$80,651	$297,202	$14,589	$-	$554,425
Grade 5	1,820	7,895	19,108	2,616	6,514	30,070	179	-	68,202
Grade 6	-	-	199	6,471	989	21,082	363	-	29,104
Grade 7	-	-	-	401	-	8,333	-	-	8,734
Grade 8	-	-	-	-	-	-	-	-	-
Total	$12,120	$69,807	$59,074	$59,492	$88,154	$356,687	$15,131	$-	$660,465
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Multi-family
Grades 1-4	$9,355	$25,143	$4,332	$40,390	$72,020	$261,883	$3,687	$-	$416,810
Grade 5	-	-	763	21,854	751	3,777	-	-	27,145
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	-	-	12,943	-	-	-	-	-	12,943
Grade 8	-	-	-	-	-	-	-	-	-
Total	$9,355	$25,143	$18,038	$62,244	$72,771	$265,660	$3,687	$-	$456,898
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Construction and development
Grades 1-4	$6,626	$95,945	$21,390	$39,605	$26,961	$15,919	$2,846	$-	$209,292
Grade 5	914	17,197	18,163	11,948	-	133	130	-	48,485
Grade 6	-	1,024	-	-	-	-	-	-	1,024
Grade 7	-	-	-	-	-	709	-	-	709
Grade 8	-	-	-	-	-	-	-	-	-
Total	$7,540	$114,166	$39,553	$51,553	$26,961	$16,761	$2,976	$-	$259,510
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Residential 1‑4 family
Grades 1-4	$11,986	$98,656	$82,333	$103,917	$194,038	$432,499	$152,233	$-	$1,075,662
Grade 5	-	5,329	2,041	1,902	1,954	1,781	1,997	-	15,004
Grade 6	-	-	-	177	1,592	-	1,278	-	3,047
Grade 7	-	107	113	169	1,274	4,393	1,382	-	7,438
Grade 8	-	-	-	-	-	-	-	-	-
Total	$11,986	$104,092	$84,487	$106,165	$198,858	$438,673	$156,890	$-	$1,101,151
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Consumer
Grades 1-4	$9,049	$18,306	$14,998	$8,173	$3,809	$5,888	$727	$-	$60,950
Grade 5	-	-	-	-	1	-	-	-	1
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	-	7	70	14	5	134	-	-	230
Grade 8	-	-	-	-	-	-	-	-	-
Total	$9,049	$18,313	$15,068	$8,187	$3,815	$6,022	$727	$-	$61,181
Current-period gross charge-offs	$-	$-	$32	$-	$-	$-	$-	$-	$32
Other
Grades 1-4	$1,562	$1,010	$2,481	$541	$364	$9,747	$566	$-	$16,271
Grade 5	611	3,749	-	-	-	407	721	-	5,488
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	-	-	-	119	17	-	461	-	597
Grade 8	-	-	-	-	-	-	-	-	-
Total	$2,173	$4,759	$2,481	$660	$381	$10,154	$1,748	$-	$22,356
Current-period gross charge-offs	$-	$2	$-	$11	$-	$-	$111	$-	$124

Total Loans	$138,694	$651,876	$460,740	$433,324	$636,604	$1,710,756	$484,659	$-	$4,516,653
Total current-period gross charge-offs	$-	$2	$32	$11	$-	$-	$111	$-	$156

	Amortized Cost Basis by Origination Year
As of December 31, 2025								Revolving
	2025	2024	2023	2022	2021	Prior	Revolving	to Term	Total
Commercial/industrial
Grades 1-4	$114,479	$62,065	$42,402	$48,707	$38,384	$46,256	$116,076	$-	$468,369
Grade 5	36,459	7,301	7,241	3,059	4,538	3,282	46,643	-	108,523
Grade 6	4,919	6,622	435	40,958	-	-	3,236	-	56,170
Grade 7	180	94	644	215	4,772	4,147	4,438	-	14,490
Grade 8	-	-	-	-	-	-	-	-	-
Total	$156,037	$76,082	$50,722	$92,939	$47,694	$53,685	$170,393	$-	$647,552
Current-period gross charge-offs	$-	$-	$222	$21	$-	$-	$-	$-	$243
Commercial real estate - owner occupied
Grades 1-4	$56,839	$88,734	$47,080	$93,492	$121,105	$203,633	$25,080	$-	$635,963
Grade 5	54,267	47,403	20,150	14,008	29,065	33,682	768	-	199,343
Grade 6	1,963	1,336	-	4,042	2,078	1,772	-	-	11,191
Grade 7	6,167	960	1,443	988	5,454	19,328	200	-	34,540
Grade 8	-	-	-	-	-	-	-	-	-
Total	$119,236	$138,433	$68,673	$112,530	$157,702	$258,415	$26,048	$-	$881,037
Current-period gross charge-offs	$-	$802	$-	$-	$-	$-	$-	$-	$802
Commercial real estate - non-owner occupied
Grades 1-4	$50,036	$31,783	$51,896	$57,947	$110,640	$110,192	$8,464	$-	$420,958
Grade 5	7,466	19,428	3,502	3,878	13,134	16,677	685	-	64,770
Grade 6	-	-	-	425	393	-	-	-	818
Grade 7	-	-	-	-	5,753	336	-	-	6,089
Grade 8	-	-	-	-	-	-	-	-	-
Total	$57,502	$51,211	$55,398	$62,250	$129,920	$127,205	$9,149	$-	$492,635
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate - multi-family
Grades 1-4	$23,407	$3,101	$37,493	$61,885	$97,100	$142,757	$479	$-	$366,222
Grade 5	-	767	21,924	758	-	-	-	-	23,449
Grade 6	-	12,951	-	-	-	-	-	-	12,951
Grade 7	-	-	-	-	-	-	-	-	-
Grade 8	-	-	-	-	-	-	-	-	-
Total	$23,407	$16,819	$59,417	$62,643	$97,100	$142,757	$479	$-	$402,622
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Construction and development
Grades 1-4	$78,556	$25,539	$18,880	$27,815	$8,407	$6,877	$2,419	$-	$168,493
Grade 5	16,830	16,849	12,449	-	-	136	120	-	46,384
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	-	-	-	-	-	722	-	-	722
Grade 8	-	-	-	-	-	-	-	-	-
Total	$95,386	$42,388	$31,329	$27,815	$8,407	$7,735	$2,539	$-	$215,599
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Residential 1‑4 family
Grades 1-4	$87,038	$82,270	$75,340	$151,412	$146,848	$200,686	$125,733	$-	$869,327
Grade 5	4,750	2,508	1,935	3,042	685	1,152	725	-	14,797
Grade 6	-	-	178	1,610	-	171	1,250	-	3,209
Grade 7	108	113	170	1,069	617	3,690	1,533	-	7,300
Grade 8	-	-	-	-	-	-	-	-	-
Total	$91,896	$84,891	$77,623	$157,133	$148,150	$205,699	$129,241	$-	$894,633
Current-period gross charge-offs	$-	$-	$-	$-	$-	$1	$-	$-	$1
Consumer
Grades 1-4	$22,082	$14,613	$8,133	$4,344	$1,935	$2,930	$439	$-	$54,476
Grade 5	-	-	-	-	-	-	-	-	-
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	9	80	16	3	4	30	-	-	142
Grade 8	-	-	-	-	-	-	-	-	-
Total	$22,091	$14,693	$8,149	$4,347	$1,939	$2,960	$439	$-	$54,618
Current-period gross charge-offs	$-	$8	$21	$13	$-	$-	$-	$-	$42
Other
Grades 1-4	$347	$950	$91	$309	$20	$9,797	$642	$-	$12,156
Grade 5	3,818	-	-	-	412	-	408	-	4,638
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	-	-	127	20	-	-	-	-	147
Grade 8	-	-	-	-	-	-	-	-	-
Total	$4,165	$950	$218	$329	$432	$9,797	$1,050	$-	$16,941
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$57	$-	$57

Total Loans	$569,720	$425,467	$351,529	$519,986	$591,344	$808,253	$339,338	$-	$3,605,637
Total current-period gross charge-offs	$-	$810	$243	$34	$-	$1	$57	$-	$1,145

Loans that were both experiencing financial difficulty and were modified during the three months ended March 31, 2026 and 2025, were insignificant to these consolidated financial statements.

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

Following is an analysis of activity in the MSR asset:

	Three Months Ended	Year Ended
	March 31, 2026	December 31, 2025
Fair value at beginning of period	$13,650	$13,369

Servicing asset additions	723	1,954
Loan payments and payoffs	(769)	(2,071)
Changes in valuation inputs and assumptions used in the valuation model	127	398
Amount recognized through earnings	81	281
MSR asset acquired	3,753	—
Fair value at end of period	$17,484	$13,650

Unpaid principal balance of loans serviced for others	$1,541,914	$1,202,991
Mortgage servicing rights as a percent of loans serviced for others	1.13	1.13

The primary economic assumptions utilized by the Company in measuring the value of MSRs were constant prepayment speeds of 9.0% and 8.5% and discount rates of 10.14% and 10.17% as of March 31, 2026 and December 31, 2025, respectively. The constant prepayment speeds are obtained from publicly available sources for each of the loan programs the Company originates under.

NOTE 7 – NOTES PAYABLE

The Company utilizes FHLB advances to fund liquidity. The Company had outstanding balances borrowed from the FHLB of $100.0 million and $110.0 million at March 31, 2026 and December 31, 2025, respectively. The advances, rate, and maturities of FHLB advances were as follows:

			March 31,	December 31,
	Maturity	Rate	2026	2025
Fixed rate, fixed term	03/23/2026	4.02%	—	10,000
Fixed rate, fixed term	05/26/2026	1.95%	5,000	5,000
Fixed rate, fixed term	06/29/2026	4.77%	15,000	15,000
Fixed rate, fixed term	03/23/2027	3.91%	10,000	10,000
Fixed rate, fixed term	06/28/2027	4.57%	15,000	15,000
Fixed rate, fixed term	03/23/2028	3.85%	10,000	10,000
Fixed rate, fixed term	07/05/2028	4.41%	20,000	20,000
Fixed rate, fixed term	07/09/2029	4.31%	25,000	25,000
			100,000	110,000
Adjustment due to purchase accounting			(8)	(34)
			$99,992	$109,966

Future maturities of borrowings were as follows:

	March 31,	December 31,
	2026	2025
1 year or less	$30,000	$30,000
1 to 2 years	25,000	25,000
2 to 3 years	20,000	30,000
3 to 4 years	25,000	25,000
4 to 5 years	—	—
Over 5 years	—	—
	$100,000	$110,000

As of March 31, 2026, the Company had borrowing availability at the FHLB totaling $226.4 million in addition to the existing borrowings noted in the tables above. The Company has also issued $102.8 million in letters of credit through the FHLB with expiration dates through November 2026.

The Company assumed $65.0 million of FHLB borrowings as part of the Centre acquisition on January 1, 2026. The Company repaid these borrowings in full on January 23, 2026, prior to the contractual maturity. As a result, the Company recognized $1.3 million of purchase accounting fair value adjustment related to the borrowings, which reduced interest expense from borrowed funds, and incurred a $1.1 million prepayment penalty paid to the FHLB which is reflected in other noninterest expense.

NOTE 8 – SUBORDINATED NOTES AND JUNIOR SUBORDINATED DEBENTURES

During July 2020, the Company entered into subordinated note agreements with two separate commercial banks. The Company had through December 31, 2020, to borrow funds up to a maximum availability of $6.0 million under each agreement, or $12.0 million total. These notes were issued with 10-year maturities, carried interest at a fixed rate of 5.0% through June 30, 2025, and carry a variable rate thereafter, payable quarterly. These notes became callable by the Company on January 1, 2026 and qualify for Tier 2 capital for regulatory purposes. The Company had outstanding balances of $6.0 million under these agreements at March 31, 2026 and December 31, 2025.

During August 2022, the Company entered into subordinated note agreements with an individual. The Company had outstanding balances of $6.0 million under these agreements as of March 31, 2026 and December 31, 2025. These notes were issued with 10-year maturities, carry interest at a fixed rate of 5.25% through August 6, 2027, and at a variable rate thereafter, payable quarterly. These notes are callable on or after August 6, 2027 and qualify for Tier 2 capital for regulatory purposes.

The Company assumed $4.5 million in subordinated note agreements with an individual as part of the Centre acquisition January 1, 2026. These notes were entered into by Centre during January 2025. They contain 10-year maturities and carry interest at a fixed rate of 6.75% through January 1, 2030, and at a variable rate thereafter, payable quarterly. These notes are callable on or after January 2030 and qualify for Tier 2 capital for regulatory purposes.

As a result of the acquisition of Centre on January 1, 2026, the Company acquired all of the common securities of Centre’s wholly-owned subsidiary, Centre 1 Capital Trust I (“Trust I”). The Company also assumed an adjustable rate junior subordinated note agreement with this trust. The junior subordinated debenture issued to Trust I totals $8.3 million, carries interest at a floating rate resetting on each quarterly payment date, and is due in January 2039. The junior subordinated debenture is redeemable by the Company, subject to prior approval by the Federal Reserve Bank, on any quarterly payment date. The junior subordinated debenture represents the sole asset of Trust I. The trust is not included in the consolidated financial statements. The net effect of all agreements assumed with respect to Trust I is that the Company, through payments on its debenture, is liable for the distributions and other payments required on the trust’s preferred securities. Trust I also provides the Company with $8.0 million in Tier 1 capital for regulatory capital purposes.

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

Under regulatory guidance for non-advanced approaches institutions, the Bank and Company are required to maintain minimum amounts and ratios of common equity Tier I capital to risk-weighted assets, including an additional conservation buffer determined by banking regulators. As of March 31, 2026 and December 31, 2025, this buffer was 2.5%. The Bank met all capital adequacy requirements to which they are subject as of March 31, 2026 and December 31, 2025.

Actual and required capital amounts and ratios are presented below at period-end:

							To Be Well
					Minimum Capital		Capitalized Under
			For Capital		Adequacy with		Prompt Corrective
	Actual		Adequacy Purposes		Capital Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2026
Total capital (to risk-weighted assets):
Company	$609,288	12.90%	$377,788	8.00%	$495,847	10.50%	NA	NA
Bank	$564,303	11.96%	$377,439	8.00%	$495,388	10.50%	$471,798	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$544,890	11.54%	$283,341	6.00%	$401,400	8.50%	NA	NA
Bank	$516,508	10.95%	$283,079	6.00%	$401,029	8.50%	$377,439	8.00%
Common Equity Tier 1 capital (to risk-weighted assets):
Company	$537,390	11.38%	$212,506	4.50%	$330,565	7.00%	NA	NA
Bank	$516,508	10.95%	$212,309	4.50%	$330,259	7.00%	$306,669	6.50%
Tier 1 capital (to average assets):
Company	$544,890	9.46%	$230,351	4.00%	$230,351	4.00%	NA	NA
Bank	$516,508	9.00%	$229,450	4.00%	$229,450	4.00%	$286,812	5.00%
December 31, 2025
Total capital (to risk-weighted assets):
Company	$515,461	13.80%	$298,764	8.00%	$392,128	10.50%	NA	NA
Bank	$460,199	12.33%	$298,541	8.00%	$391,835	10.50%	$373,177	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$460,067	12.32%	$224,073	6.00%	$317,437	8.50%	NA	NA
Bank	$416,805	11.17%	$223,906	6.00%	$317,200	8.50%	$298,541	8.00%
Common Equity Tier 1 capital (to risk-weighted assets):
Company	$460,067	12.32%	$168,055	4.50%	$261,419	7.00%	NA	NA
Bank	$416,805	11.17%	$167,929	4.50%	$261,224	7.00%	$242,565	6.50%
Tier 1 capital (to average assets):
Company	$460,067	10.87%	$169,339	4.00%	$169,339	4.00%	NA	NA
Bank	$416,805	9.85%	$169,277	4.00%	$169,277	4.00%	$211,597	5.00%

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate-lock commitments). Rate-lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements and for fixed rate commitments also considers the difference between current levels of interest rates and committed rates. The notional amount of rate-lock commitments at March 31, 2026 and December 31, 2025 was approximately $24.8 million and $16.9 million, respectively. The fair value of these rate-lock commitments are not material to these financial statements.

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

The following commitments were outstanding:

	Notional Amount
	March 31, 2026	December 31, 2025

Commitments to extend credit:
Fixed	$57,586	$41,721
Variable	916,701	723,821
Credit card arrangements	31,532	26,217
Letters of credit	15,142	11,708

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

Information regarding the fair value of assets measured at fair value on a recurring basis is as follows:

	Instruments	Markets	Other	Significant
	Measured	for Identical	Observable	Unobservable
	At Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2026
Assets
Securities available for sale
U.S. Treasury securities	$91,460	$91,460	$—	$—
Obligations of U.S. Government sponsored agencies	154,268	—	154,268	—
Obligations of states and political subdivisions	79,716	—	79,716	—
Mortgage-backed securities	134,847	—	134,847	—
Corporate notes	22,944	—	22,944	—
Mortgage servicing rights	17,484	—	17,484	—

December 31, 2025
Assets
Securities available for sale
Obligations of U.S. Government sponsored agencies	$21,279	$—	$21,279	$—
Obligations of states and political subdivisions	57,419	—	57,419	—
Mortgage-backed securities	70,756	—	70,756	—
Corporate notes	14,968	—	14,968	—
Mortgage servicing rights	13,650	—	13,650	—

There were no assets measured on a recurring basis using significant unobservable inputs (Level 3) during these periods. Furthermore, there were no liabilities measured on a recurring basis during the periods.

Information regarding the fair value of assets measured at fair value on a non-recurring basis is as follows:

		Quoted Prices
		In Active	Significant
	Assets	Markets	Other	Significant
	Measured	for Identical	Observable	Unobservable
	At Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2026
OREO	$3,190	$—	$—	$3,190
Loans individually evaluated, net of reserve	18,308	—	—	18,308
	$21,498	$—	$—	$21,498

December 31, 2025
Loans individually evaluated, net of reserve	$1,743	$—	$—	$1,743

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

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets:

				Weighted
		Unobservable	Range of	Average
	Valuation Technique	Inputs	Discounts	Discount
As of March 31, 2026
OREO	Third party appraisals, sales contracts or brokered price options	Collateral discounts and estimated costs to sell	0%	0%
Loans individually evaluated	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 99%	21%

As of December 31, 2025
Loans individually evaluated	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 99%	33%

The carrying value and estimated fair value of financial instruments not measured and reported at fair value on a recurring or non-recurring basis at March 31, 2026 and December 31, 2025 are as follows:

	Carrying
March 31, 2026	amount	Level 1	Level 2	Level 3	Total

Financial assets:
Cash and cash equivalents	$398,638	$398,638	$—	$—	$398,638
Securities held to maturity	117,929	113,290	4,300	—	117,590
Loans held for sale	9,751	—	9,751	—	9,751
Loans, net	4,458,559	—	—	4,336,573	4,336,573
Other investments	30,674	—	—	30,674	30,674
Financial liabilities:
Deposits	$5,086,816	$—	$—	$4,632,373	$4,632,373
Notes payable	99,992	—	99,992	—	99,992
Subordinated notes	16,603	—	16,603	—	16,603
Junior subordinated debentures	8,250	—	8,250	—	8,250

	Carrying
December 31, 2025	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$243,207	$243,207	$—	$—	$243,207
Securities held to maturity	103,726	102,751	2,395	—	105,146
Loans held for sale	6,243	—	6,243	—	6,243
Loans, net	3,560,277	—	—	3,447,489	3,447,489
Other investments	23,613	—	—	23,613	23,613
Financial liabilities:
Deposits	$3,695,787	$—	$—	$3,466,151	$3,466,151
Notes payable	109,966	—	109,966	—	109,966
Subordinated notes	12,000	—	12,000	—	12,000

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

NOTE 13 – STOCK BASED COMPENSATION

The Company has made restricted share grants pursuant to the Bank First Corporation 2011 Equity Plan and the Bank First Corporation 2020 Equity Plan, which replaced the 2011 Plan. The purpose of the Plan is to provide financial incentives for selected employees and for the non-employee Directors of the Company, thereby promoting the long-term growth and financial success of the Company. The number of shares of Company stock that may be issued pursuant to awards under the 2020 Plan shall not exceed, in the aggregate, 700,000. As of March 31, 2026, 150,499 shares of Company stock have been awarded under the 2020 Plan. Compensation expense for restricted stock is based on the fair value of the awards of Bank First Corporation common stock at the time of grant. The value of restricted stock grants that are expected to vest is amortized into expense over the vesting periods. For the three months ended March 31, 2026 and 2025, compensation expense of $0.6 million and $0.6 million, respectively, was recognized related to restricted stock awards.

As of March 31, 2026, there was $5.1 million of unrecognized compensation cost related to non-vested restricted stock awards granted under the plan. That cost is expected to be recognized over a weighted average period of 2.4 years. The aggregate grant date fair value of restricted stock awards that vested during the three months ended March 31, 2026, was approximately $2.2 million.

	For the period ended		For the period ended
	March 31, 2026		March 31, 2025
		Weighted-		Weighted-
		Average Grant-		Average Grant-
	Shares	Date Fair Value	Shares	Date Fair Value
Restricted Stock
Outstanding at beginning of period	46,727	$94.77	52,634	$79.27
Granted	25,929	135.23	23,100	105.96
Vested	(24,406)	91.96	(28,290)	75.74
Forfeited or cancelled	(557)	97.55	—	—
Outstanding at end of period	47,693	$118.18	47,444	$94.37

re

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2025, included in our Annual Report and with our unaudited condensed accompanying notes set forth in this Quarterly Report on Form 10-Q for the quarterly period March 31, 2026.

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

OVERVIEW

Bank First Corporation is a Wisconsin corporation that was organized primarily to serve as the holding company for Bank First, N.A. Bank First, N.A., which was incorporated in 1894, is a nationally-chartered bank headquartered in Manitowoc, Wisconsin. It is a member of the Board of Governors of the Federal Reserve System (“Federal Reserve”), and is regulated by the Office of the Comptroller of the Currency (“OCC”). Including its headquarters in Manitowoc, Wisconsin, the Bank has thirty-eight banking locations in Brown, Columbia, Dane, Door, Fond du Lac, Green, Jefferson, Manitowoc, Monroe, Outagamie, Ozaukee, Rock, Shawano, Sheboygan, Walworth, Waupaca, Waushara, and Winnebago counties in the State of Wisconsin and Winnebago county in the State of Illinois. The Bank offers loan, deposit, treasury management, trust, and wealth management services at each of its banking locations.

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

On January 1, 2026, the Company consummated its merger with Centre pursuant to the Agreement and Plan of Bank Merger, dated as of July 17, 2025, by and among the Company and Centre, whereby Centre was merged with and into the Company, and First National Bank and Trust, Centre’s wholly owned banking subsidiary, was merged with and into the Bank. Eleven branches of First National Bank and Trust opened on January 2, 2026, operating under the First National Bank and Trust name as a division of Bank First, expanding the Bank’s presence in Rock County in Wisconsin and Winnebago County in Illinois. These branches will be rebranded under the Bank First name when core systems are consolidated during the second quarter of 2026.

The Company accounted for this transaction under the acquisition method of accounting, and thus, the financial position and results of operations of the acquired institution prior to the consummation date are not included in the accompanying consolidated financial statements. The acquisition method of accounting required assets purchased and liabilities assumed to be recorded at their respective fair values at the date of acquisition. The Company determines the fair value of core deposit intangibles, securities, premises and equipment, loans, other assets and liabilities, deposits and borrowings with the assistance of third-party valuations, appraisals, and third-party advisors. The acquisition accounting is provisional for up to one year after the acquisition and could be adjusted in subsequent quarters during 2026 if additional relevant information to the fair values becomes available.

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

The following tables present certain selected historical consolidated financial data as of the dates or for the period indicated:

	At or for the Three Months Ended
(In thousands, except per share data)	3/31/2026	12/31/2025	9/30/2025	6/30/2025	3/31/2025

Results of Operations:
Interest income	$73,605	$56,636	$55,456	$54,575	$55,048
Interest expense	20,389	16,470	17,203	17,873	18,511
Net interest income	53,216	40,166	38,253	36,702	36,537
Provision for credit losses	—	—	650	200	400
Net interest income after provision for credit losses	53,216	40,166	37,603	36,502	36,137
Noninterest income	10,532	4,758	5,953	4,921	6,588
Noninterest expense	39,056	22,012	21,086	20,756	20,604
Income before income tax expense	24,692	22,912	22,470	20,667	22,121
Income tax expense	4,704	4,522	4,480	3,792	3,880
Net income	$19,988	$18,390	$17,990	$16,875	$18,241

Earnings per common share - basic	$1.78	$1.87	$1.83	$1.71	$1.82
Earnings per common share - diluted	1.78	1.87	1.83	1.71	1.82

Common Shares:
Basic weighted average	11,168,335	9,787,840	9,787,275	9,854,306	9,950,970
Diluted weighted average	11,187,262	9,814,225	9,808,694	9,868,739	9,972,152
Outstanding	11,222,442	9,834,623	9,834,083	9,833,476	9,973,276

Noninterest income / noninterest expense:
Service charges	$4,690	$2,255	$2,106	$2,053	$2,011
Income from Ansay	975	267	1,314	1,153	1,181
Loan servicing income	955	747	736	733	732
Valuation adjustment on mortgage servicing rights	81	(45)	250	(99)	175
Net gain on sales of mortgage loans	1,076	649	482	338	334
Trust and wealth management	1,575	26	14	16	17
Other noninterest income	1,180	859	1,051	727	2,138
Total noninterest income	$10,532	$4,758	$5,953	$4,921	$6,588

Personnel expense	$21,789	$10,565	$10,498	$10,427	$10,985
Occupancy, equipment and office	2,556	2,769	1,567	1,922	1,591
Data processing	3,410	2,685	2,506	2,620	2,444
Postage, stationery and supplies	439	309	165	259	240
Net gain on sales and valuations of other real estate owned	(191)	—	—	(159)	—
Net loss on sales of securities	31	—	—	—	—
Advertising	83	(28)	78	61	65
Charitable contributions	240	79	143	274	476
Federal deposit insurance	716	510	540	630	630
Outside service fees	2,400	1,490	1,818	1,135	788
Amortization of intangibles	2,572	1,204	1,228	1,273	1,298
Other noninterest expense	5,011	2,429	2,543	2,314	2,087
Total noninterest expense	$39,056	$22,012	$21,086	$20,756	$20,604

Period-end balances:
Cash and cash equivalents	$398,638	$243,207	$126,184	$120,328	$300,865
Investment securities available-for-sale, at fair value	483,235	164,422	167,125	167,209	163,743
Investment securities held-to-maturity, at cost	117,929	103,726	106,823	109,854	110,241
Loans	4,515,626	3,604,651	3,629,663	3,580,357	3,548,070
Allowance for credit losses - loans	(57,067)	(44,374)	(44,501)	(44,292)	(43,749)
Premises and equipment	93,140	79,217	78,027	75,667	72,670
Goodwill and other intangibles, net	291,908	191,306	192,510	193,738	195,011
Mortgage Servicing Rights	17,484	13,650	13,696	13,445	13,544
Other Assets	208,120	150,290	150,884	148,776	144,670
Total assets	6,069,013	4,506,095	4,420,411	4,365,082	4,505,065

Deposits	5,086,816	3,695,787	3,538,761	3,595,424	3,674,218
Borrowings	124,845	121,966	221,941	121,915	146,890
Other liabilities	37,499	44,506	31,584	35,410	35,543
Total liabilities	5,249,160	3,862,259	3,792,286	3,752,749	3,856,651

Stockholders’ equity	819,853	643,836	628,125	612,333	648,414

Book value per common share	73.05	65.47	63.87	62.27	65.02
Tangible book value per common share (1)	47.04	46.01	44.30	42.57	45.46

Average balances:
Loans	$4,560,355	$3,615,930	$3,600,259	$3,560,945	$3,541,995
Interest-earning assets	5,489,866	4,019,999	3,948,304	4,006,981	4,100,846
Total assets	6,052,695	4,421,837	4,350,555	4,407,112	4,498,891
Deposits	5,043,273	3,602,826	3,573,341	3,596,755	3,672,039
Interest-bearing liabilities	3,750,264	2,732,417	2,709,808	2,762,544	2,837,182

Goodwill and other intangibles, net	292,757	192,061	193,250	194,503	195,752
Stockholders’ equity	801,987	636,418	620,153	623,861	645,708

Financial ratios (2):
Return on average assets	1.34%	1.65%	1.64%	1.54%	1.64%
Return on average common equity	10.11%	11.46%	11.51%	10.85%	11.46%
Average equity to average assets	13.25%	14.39%	14.25%	14.16%	14.35%
Stockholders’ equity to assets	13.51%	14.29%	14.21%	14.03%	14.39%
Tangible equity to tangible assets (1)	9.14%	10.49%	10.30%	10.04%	10.52%
Loan yield	5.77%	5.81%	5.76%	5.66%	5.68%
Earning asset yield	5.47%	5.63%	5.61%	5.50%	5.49%
Cost of funds	2.20%	2.39%	2.52%	2.59%	2.65%
Net interest margin, taxable equivalent	3.96%	4.01%	3.88%	3.72%	3.65%
Net loan charge-offs to average loans	0.01%	0.01%	—%	—%	0.09%
Nonperforming loans to total loans	0.60%	0.25%	0.38%	0.38%	0.19%
Nonperforming assets to total assets	0.50%	0.20%	0.31%	0.31%	0.17%
Allowance for credit losses - loans to total loans	1.26%	1.23%	1.23%	1.24%	1.23%
(1)	These measures are not measures prepared in accordance with GAAP, and are therefore considered to be non-GAAP financial measures. See “GAAP reconciliation and management explanation of non-GAAP financial measures” for a reconciliation of these measures to their most comparable GAAP measures.
(2)	Income statement-related ratios for partial year periods are annualized.

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

	At or for the Three Months Ended
(In thousands, except per share data)	3/31/2026	12/31/2025	9/30/2025	6/30/2025	3/31/2025
Tangible Assets
Total assets	$6,069,013	$4,506,095	$4,420,411	$4,365,082	$4,505,065
Adjustments:
Goodwill	(246,370)	(175,106)	(175,106)	(175,106)	(175,106)
Core deposit intangible, net of amortization	(45,538)	(16,200)	(17,404)	(18,632)	(19,905)
Tangible assets	$5,777,105	$4,314,789	$4,227,901	$4,171,344	$4,310,054

Tangible Common Equity
Total stockholders’ equity	$819,853	$643,836	$628,125	$612,333	$648,414
Adjustments:
Goodwill	(246,370)	(175,106)	(175,106)	(175,106)	(175,106)
Core deposit intangible, net of amortization	(45,538)	(16,200)	(17,404)	(18,632)	(19,905)
Tangible common equity	$527,945	$452,530	$435,615	$418,595	$453,403

Book value per common share	$73.05	$65.47	$63.87	$62.27	$65.02
Tangible book value per common share	47.04	46.01	44.30	42.57	45.46

Total stockholders’ equity to total assets	13.51%	14.29%	14.21%	14.03%	14.39%
Tangible common equity to tangible assets	9.14%	10.49%	10.30%	10.04%	10.52%

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2026 and March 31, 2025

General. Net income increased $1.8 million to $20.0 million for three months ended March 31, 2026, compared to $18.2 million for the same period in 2025. This increase is primarily due to the added scale of operations resulting from the Centre acquisition at the beginning of the first quarter of 2026.

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

Net interest and dividend income increased by $16.7 million to $53.2 million for the three months ended March 31, 2026 compared to $36.5 million for three months ended March 31, 2025. The increase in net interest income was primarily due to growth in interest earning assets over the last three months, resulting from the acquisition of Centre. Total average interest-earning assets were $5.49 billion for the three months ended March 31, 2026, up from $4.10 billion for the same period in 2025. In addition, growth of $0.9 million in interest-bearing liabilities, from $2.84 billion for the three months ended March 31, 2025 to $3.75 billion for the three months ended March 31, 2026, was partially offset by average rates paid on these liabilities declining from 2.65% for the three months ended March 31, 2025, to 2.20% for the three months ended March 31, 2026. Bank First repaid $65.0 million in FHLB borrowings assumed from Centre during the first quarter of 2026, triggering the recognition of $1.3 million in purchase accounting fair value adjustments, reducing interest expense and causing the rate paid on other borrowings to decrease to 0.95% on an annualized basis during the first quarter of 2026. Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes on both volume and mix and pricing decisions, and external factors include changes in market interest rates, competition and the shape of the interest rate yield curve.

Interest Income. Total interest income increased $18.6 million, or 33.7%, to $73.6 million for the three months ended March 31, 2026 compared to $55.0 million for the same period in 2025. The increase in total interest income was primarily due to the aforementioned growth in interest earnings assets resulting from the acquisition of Centre. The average balance of interest-earning assets increased by $1.39 billion during the three months ended March 31, 2026 compared to the same period in 2025. Interest income from the accretion of purchase accounting fair value marks increased by $2.7 million in the first quarter of 2026 compared to the prior-year first quarter.

Interest Expense. Interest expense increased $1.9 million, or 10.2%, to $20.4 million for the three months ended March 31, 2026 compared to $18.5 million for the same period in 2025.

Interest expense on interest-bearing deposits increased by $3.2 million to $20.0 million for the three months ended March 31, 2026 compared to $16.9 million for the same period in 2025. The increase in interest expense was primarily due to elevated interest-bearing liabilities from the Centre acquisition. The average balance and rate of interest-bearing deposits was $3.61 billion and 2.26% for the three months ended March 31, 2026, compared to $2.69 billion and 2.54% for the same period in 2025.

Other borrowed funds, the Company’s highest-cost source of funding, saw average balances decline by $2.3 million to $144.6 million during the first quarter of 2026 compared to $147.0 million during the same period in the prior year. Rates paid on these funds declined due to the aforementioned recognition of $1.3 million in purchase accounting fair value adjustments on acquired balances that were paid off prior to contractual maturity.

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

We did not record a provision for credit loss during the three months ended March 31, 2026 compared to recording a $0.4 million provision for credit loss during the same period in 2025. Economic forecasts, primarily US gross domestic product projections, increased slightly during the first quarter of 2026 while projections for unemployment also increased. We incurred $0.1 million net charge-offs during the three months ended March 31, 2026 compared to net charge-offs of $0.8 million during the three months ended March 31, 2025. The Bank’s loan portfolio continues to exhibit very little credit stress. The acquisition of Centre led to an increase of $12.8 million of ACL – Loans related to the acquired portfolio. The ACL - Loans was $57.1 million, or 1.26% of total loans, at March 31, 2026 compared to $43.7 million, or 1.23% of total loans at March 31, 2025.

Noninterest Income. Noninterest income is an important component of our total revenues. A significant portion of our noninterest income has historically been associated with service charges and income from the Bank’s unconsolidated subsidiary, Ansay. The Centre acquisition introduced a new Trust and Wealth Management business line in the first quarter of 2026. Other sources of noninterest income include loan servicing fees and gains on sales of mortgage loans.

Noninterest income increased $3.9 million to $10.5 million for the three months ended March 31, 2026 compared to $6.6 million for the same period in 2025. This increase was primarily the result of higher service charge and loan servicing income provided by added operational scale from the acquisition of Centre. Income provided by the Bank’s investment in Ansay totaled $1.0 million during the first quarter of 2026, down $0.2 million from the prior-year first quarter. Income provided by Trust and Wealth Management was $1.6 million during the first quarter of 2026. Assets under management of this department totaled $798.4 million as of March 31, 2026. Finally, gains on sales of mortgage loans totaled $1.1 million during the first quarter of 2026, up from $0.3 million in the prior-year first quarter.

The major components of our noninterest income are listed below:

	Three Months Ended March 31,
	2026	2025	$ Change	% Change

(in thousands)	(In thousands)
Noninterest Income
Service charges	$4,690	$2,011	$2,679	133%
Income from Ansay	975	1,181	(206)	(17)%
Loan servicing income	955	732	223	30%
Valuation adjustment on MSR	81	175	(94)	(54)%
Net gain on sales of mortgage loans	1,076	334	742	222%
Trust and wealth management	1,575	17	1,558	NM
Other	1,180	2,138	(958)	(45)%
Total noninterest income	$10,532	$6,588	$3,944	60%

Noninterest Expense. Noninterest expense increased $18.5 million to $39.1 million for the three months ended March 31, 2026 compared to $20.6 million for the same period in 2025. Most areas of noninterest expense were elevated in the most recent quarter due to the added operating scale from Centre acquisition. Expenses directly related to the Bank’s acquisition of Centre totaled $6.5 million during the first quarter of 2026. These expenses were primarily incurred in the areas of personnel expense, outside service fees and data processing. Occupancy expense was significantly elevated due to eleven new operating locations added to the Bank’s footprint as part of the Centre acquisition. This acquisition also created a core deposit intangible asset of $31.9 million. Amortization related to this intangible asset, which will be amortized over the next 10 years, led to the elevated amortization expense during the first quarter of 2026. As mentioned, the Bank incurred a $1.1 million prepayment penalty when it repaid $65.0 million in FHLB borrowings during the first quarter of 2026.

The major components of our noninterest expense are listed below:

	Three Months Ended March 31,
	2026	2025	$ Change	% Change

	(In thousands)
Noninterest Expense
Salaries, commissions, and employee benefits	$21,789	$10,985	$10,804	98%
Occupancy	2,556	1,591	965	61%
Data processing	3,410	2,444	966	40%
Postage, stationary, and supplies	439	240	199	83%
Net gain on sales and valuations of other real estate owned	(191)	—	(191)	NM
Net loss on sales of securities	31	—	31	NM
Advertising	83	65	18	28%
Charitable contributions	240	476	(236)	(50)%
Federal deposit insurance	716	630	86	14%
Outside service fees	2,400	788	1,612	205%
Amortization of intangibles	2,572	1,298	1,274	98%
Other	5,011	2,087	2,924	140%
Total noninterest expenses	$39,056	$20,604	$18,452	90%

Income Tax Expense. We recorded a provision for income taxes of $4.7 million for the three months ended March 31, 2026 compared to a provision of $3.9 million for the same period during 2025, reflecting effective tax rates of 19.1% for the first quarter of 2026 compared to 17.5% during first quarter 2025. The effective tax rates were reduced from the statutory federal and state income tax rates during both periods as a result of tax-exempt interest income produced by certain qualifying loans and investments in the Bank’s portfolios. Tax-exempt income during the first quarter of 2025 resulted from a death benefit on life insurance, further reducing the effective tax rate for that quarter.

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

The following tables set forth the distribution of our average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the periods indicated:

	Three Months Ended
	March 31, 2026			March 31, 2025
		Interest			Interest
	Average	Income/	Rate Earned/ Paid	Average	Income/	Rate Earned/ Paid
	Balance	Expenses (1)	(1)	Balance	Expenses (1)	(1)

	(dollars in thousands)
ASSETS
Interest-earning assets
Loans (2)
Taxable	$4,427,935	$256,839	5.80%	$3,410,262	$194,219	5.70%
Tax-exempt	132,420	6,378	4.82%	131,733	6,887	5.23%
Securities
Taxable (available for sale)	502,318	20,864	4.15%	180,322	7,963	4.42%
Tax-exempt (available for sale)	36,196	1,304	3.60%	32,697	1,149	3.51%
Taxable (held to maturity)	102,506	4,195	4.09%	107,641	4,267	3.96%
Tax-exempt (held to maturity)	4,507	119	2.64%	3,196	85	2.66%
Cash and due from banks	283,984	10,447	3.68%	234,995	10,386	4.42%
Total interest-earning assets	5,489,866	300,146	5.47%	4,100,846	224,956	5.49%
Non interest-earning assets	618,184			442,262
Allowance for credit losses - loans	(55,355)			(44,217)
Total assets	$6,052,695			$4,498,891
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Checking accounts	$724,221	$17,833	2.46%	$516,658	$12,760	2.47%
Savings accounts	1,114,331	14,133	1.27%	831,083	12,066	1.45%
Money market accounts	938,689	19,806	2.11%	683,446	16,685	2.44%
Certificates of deposit	813,281	28,941	3.56%	638,937	26,019	4.07%
Brokered deposits	15,114	597	3.95%	20,092	815	4.06%
Total interest-bearing deposits	3,605,636	81,310	2.26%	2,690,216	68,345	2.54%
Other borrowed funds	144,628	1,378	0.95%	146,966	6,729	4.58%
Total interest-bearing liabilities	3,750,264	82,688	2.20%	2,837,182	75,074	2.65%
Non-interest bearing liabilities
Demand deposits	1,437,637			981,823
Other liabilities	62,807			34,178
Total liabilities	5,250,708			3,853,183
Shareholders’ equity	801,987			645,708
Total liabilities & shareholders’ equity	$6,052,695			$4,498,891
Net interest income on a fully taxable equivalent basis		217,458			149,882
Less taxable equivalent adjustment		(1,638)			(1,705)
Net interest income		$215,820			$148,177
Net interest spread (3)			3.26%			2.84%
Net interest margin (4)			3.96%			3.65%
(1).	Annualized on a fully taxable equivalent basis calculated using a federal tax rate of 21% for the three months ended March 31, 2026 and 2025.
(2).	Nonaccrual loans are included in average amounts outstanding.
(3).	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4).	Net interest margin represents net interest income on a fully tax equivalent basis as a percentage of average interest-earning assets.

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

	Three Months Ended March 31, 2026
	Compared with
	Three Months Ended March 31, 2025
	Increase/(Decrease) Due to Change in
	Volume	Rate	Total

	(dollars in thousands)
Interest income
Loans
Taxable	$58,967	$3,653	$62,620
Tax-exempt	36	(545)	(509)
Securities
Taxable (AFS)	13,401	(500)	12,901
Tax-exempt (AFS)	125	30	155
Taxable (HTM)	(207)	135	(72)
Tax-exempt (HTM)	35	(1)	34
Cash and due from banks	1,964	(1,903)	61
Total interest income	74,321	869	75,190
Interest expense
Deposits
Checking accounts	5,111	(38)	5,073
Savings accounts	3,733	(1,666)	2,067
Money market accounts	5,611	(2,490)	3,121
Certificates of deposit	6,487	(3,565)	2,922
Brokered Deposits	(197)	(21)	(218)
Total interest bearing deposits	20,745	(7,780)	12,965
Other borrowed funds	(105)	(5,246)	(5,351)
Total interest expense	20,640	(13,026)	7,614
Change in net interest income	$53,681	$13,895	$67,576

CHANGES IN FINANCIAL CONDITION

Total Assets. Total assets increased $1.56 billion, or 34.7%, to $6.07 billion at March 31, 2026, from $4.51 billion at December 31, 2025, primarily as a result of the Centre acquisition on January 1, 2026.

Cash and Cash Equivalents. Cash and cash equivalents increased by $155.4 million to $398.6 million at March 31, 2026, from $243.2 million at December 31, 2025.

Investment Securities. The carrying value of total investment securities increased by $333.0 million to $601.2 million at March 31, 2026, from $268.1 million at December 31, 2025. The increase in investments was primarily attributed to the investment portfolio acquired from Centre during the first quarter of 2026.

Loans. Net loans increased by $898.3 million, totaling $4.46 billion at March 31, 2026 compared to $3.56 billion at December 31, 2025. The fair value of loans acquired as part of the acquisition of Centre at the beginning of the first quarter of 2026 totaled $968.7 million.

Deposits. Deposits increased $1.39 billion, or 37.6%, to $5.09 billion at March 31, 2026 from $3.70 billion at December 31, 2025. The fair value of deposits acquired as part of the acquisition of Centre at the beginning of the first quarter of 2026 totaled $1.38 billion.

Borrowings. At March 31, 2026, borrowings consisted of advances from the FHLB and subordinated debt to other banks and an individual. FHLB borrowings decreased $10.0 million, or 9.1%, to $100.0 million at March 31, 2026 from $110.0 million at December 31, 2025. Junior subordinated debentures, all of which were assumed as part of the acquisition of Centre, totaled $8.3 million at March 31, 2026. The Company assumed $4.5 million of subordinated debt at fair value in the Centre transaction, increasing total subordinated debt to $16.6 million at March 31, 2026, up from $12.0 million at December 31, 2025.

Stockholders’ Equity. Total stockholders’ equity increased $176.0 million, or 27.3%, to $819.9 million at March 31, 2026 from $643.8 million at December 31, 2025. Repurchases of the Company’s common stock totaling $3.1 million and dividends declared totaling $5.6 million offset the positive impact of earnings totaling $20.0 million during the first three months of the 2026. The largest contributor to this increase was the Centre acquisition, which added $168.5 million to stockholders’ equity.

LOANS

Our lending activities are principally conducted in the states of Wisconsin and Illinois. The Bank makes commercial and industrial loans, commercial real estate loans, construction and development loans, residential real estate loans, and a variety of consumer loans and other loans. Much of the loans made by the Bank are secured by real estate collateral. The Bank’s commercial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower, with liquidation of the underlying real estate collateral typically being viewed as the primary source of repayment in the event of borrower default. Although commercial business loans are also often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment. Repayment of the Bank’s residential loans are generally dependent on the health of the employment market in the borrowers’ geographic areas and that of the general economy with liquidation of the underlying real estate collateral being typically viewed as the primary source of repayment in the event of borrower default.

Our loan portfolio is our most significant earning asset, comprising 74.6% and 80.1% of our total assets as of March 31, 2026 and December 31, 2025, respectively. Our strategy is to grow our loan portfolio by originating quality commercial and consumer loans that comply with our credit policies and that produce revenues consistent with our financial objectives. We believe our loan portfolio is well-balanced, which provides us with the opportunity to grow while monitoring our loan concentrations.

Loans increased $911.0 million, or 25.3%, to $4.51 billion as of March 31, 2026, compared to $3.60 billion as of December 31, 2025. This increase was primarily driven by the acquisition of Centre, which included approximately $1.0 billion in loan balances, and was comprised of an increase of $157.2 million or 24.3% in commercial and industrial loans, an increase of $76.6 million or 8.7% in owner occupied commercial real estate loans, an increase of $209.9 million or 42.6% in non-owner occupied commercial real estate loans, an increase of $240.1 million or 59.7% in multifamily loans, an increase of $40.4 million or 18.8% in construction and development loans, an increase of $262.6 million or 29.3% in residential 1-4 family loans and an increase of $11.9 million or 16.6% in consumer and other loans.

The following table presents the balance and associated percentage of each major category in our loan portfolio:

	March 31, 2026		December 31, 2025		March 31, 2025
	Amount	% of Total	Amount	% of Total	Amount	% of Total

	(dollars in thousands)
Commercial & industrial	$821,243	18%	$647,086	18%	$615,795	17%
Commercial real estate
Owner occupied	1,133,042	25%	880,723	24%	828,281	23%
Non-owner occupied	660,359	15%	492,525	14%	514,181	15%
Multi-family	456,366	10%	402,053	11%	355,003	10%
Construction & development	259,365	6%	215,518	6%	278,475	8%
Residential 1-4 family	1,101,515	24%	894,979	25%	886,528	25%
Consumer	61,378	1%	54,826	2%	54,763	2%
Other loans	22,358	1%	16,941	—%	15,044	—%
Total Loans	$4,515,626	100%	$3,604,651	100%	$3,548,070	100%

Loan categories

The principal categories of our loan portfolio are discussed below:

Commercial and Industrial (C&I). Our C&I portfolio totaled $821.2 million and $647.1 million at March 31, 2026 and December 31, 2025, respectively, and represented 18% of our total loans as of March 31, 2026 and December 31, 2025.

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

Commercial Real Estate (CRE). Our CRE loan portfolio totaled $2.25 billion and $1.78 billion at March 31, 2026 and December 31, 2025, respectively, and represented 50% and 49% of our total loans at those dates

Our CRE loans are secured by a variety of property types including multi-family dwellings, retail facilities, office buildings, commercial mixed use, lodging and industrial and warehouse properties. We do not have any specific industry or customer concentrations in our CRE portfolio. Our commercial real estate loans are generally for terms up to ten years, with loan-to-values that generally do not exceed 80%. Amortization schedules are long term and thus a balloon payment is generally due at maturity. Under most circumstances, the Bank will offer to rewrite or otherwise extend the loan at prevailing interest rates.

Construction and Development (C&D). Our C&D loan portfolio totaled $259.4 million and $215.5 million at March 31, 2026 and December 31, 2025, respectively, and represented 6% of our total loans as of March 31, 2026 and December 31, 2025.

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

Residential 1 – 4 Family. Residential 1 – 4 family loans held in portfolio amounted to $1.10 billion and $895.0 million at March 31, 2026 and December 31, 2025, respectively, and represented 24% of our total loans as of March 31, 2026 and 25% of our total loans as of December 31, 2025.

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

We were servicing mortgage loans sold to others without recourse of approximately $1.54 billion and $1.20 billion at March 31, 2026 and December 31, 2025, respectively.

Loans sold with the retention of servicing assets result in the capitalization of servicing rights. Loan servicing rights are carried at fair value. The net balance of capitalized servicing rights amounted to $17.5 million at March 31, 2026 and $13.7 million December 31, 2025.

Consumer Loans. Our consumer loan portfolio totaled $61.4 million and $54.8 million at March 31, 2026 and December 31, 2025, respectively, and represented 1% of our total loans as of March 31, 2026 and 2% of our total loans as of December 31, 2025. Consumer loans include secured and unsecured loans, lines of credit and personal installment loans.

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

Other Loans. Our other loans totaled $22.4 million and $16.9 million at March 31, 2026 and December 31, 2025, respectively, and are immaterial to the overall loan portfolio. The other loans category consists primarily of over-drafted depository accounts, loans utilized to purchase or carry securities and loans to nonprofit organizations.

Loan Portfolio Maturities.

The following tables summarize the dollar amount of loans maturing in our portfolio based on their loan type, fixed or variable rate of interest, and contractual terms to maturity at March 31, 2026. The tables do not include any estimate of prepayments, which can significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One Year or	One to Five	Five to Fifteen	Over Fifteen
	Less	Years	Years	Years	Total

	(dollars in thousands)
Commercial & industrial	$284,284	$396,736	$139,254	$969	$821,243
Commercial real estate
Owner Occupied	180,927	571,961	294,670	85,484	1,133,042
Non-owner Occupied	103,096	468,274	87,469	1,520	660,359
Multi-family	83,701	285,644	86,535	486	456,366
Construction & Development	61,195	58,366	64,753	75,051	259,365
Residential 1-4 family	27,148	114,908	261,161	698,298	1,101,515
Consumer and other	9,537	37,867	26,783	9,549	83,736
Total	$749,888	$1,933,756	$960,625	$871,357	$4,515,626
Fixed Rate Loans:
Commercial & industrial	$45,106	$238,034	$60,396	$—	$343,536
Commercial real estate
Owner Occupied	122,257	450,493	100,860	28,885	702,495
Non-owner Occupied	84,425	389,018	30,896	—	504,339
Multi-family	81,605	213,677	59,339	—	354,621
Construction & Development	36,712	27,577	14,517	36,351	115,157
Residential 1-4 family	12,531	92,846	199,815	284,000	589,192
Consumer and other	8,043	34,469	25,794	8,709	77,015
Total	$390,679	$1,446,114	$491,617	$357,945	$2,686,355
Floating Rate Loans:
Commercial & industrial	$239,178	$158,702	$78,858	$969	$477,707
Commercial real estate
Owner Occupied	58,670	121,468	193,810	56,599	430,547
Non-owner Occupied	18,671	79,256	56,573	1,520	156,020
Multi-family	2,096	71,967	27,196	486	101,745
Construction & Development	24,483	30,789	50,236	38,700	144,208
Residential 1-4 family	14,617	22,062	61,346	414,298	512,323
Consumer and other	1,494	3,398	989	840	6,721
Total	$359,209	$487,642	$469,008	$513,412	$1,829,271

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

Our nonperforming assets consist of nonperforming loans and foreclosed real estate. Nonperforming loans are those on which the accrual of interest has stopped, as well as loans that are contractually 90 days past due on which interest continues to accrue. The composition of our nonperforming assets is as follows:

	As of March 31,	As of December 31,	As of March 31,
	2026	2025	2025

	(dollars in thousands)
Nonperforming loans
Nonaccrual loans
Commercial & industrial	$2,589	$1,754	$789
Commercial real estate
Owner Occupied	4,566	2,330	4,090
Non-owner Occupied	—	—	493
Multi-family	12,943	—	—
Construction & Development	—	—	—
Residential 1-4 family	1,788	1,643	988
Consumer and other	147	79	36
Total nonaccrual loans	22,033	5,806	6,396
Loans past due > 90 days, but still accruing
Commercial & industrial	43	—	48
Commercial real estate
Owner Occupied	4,324	2,791	—
Non-owner Occupied	351	—	—
Multi-family	—	—	—
Construction & Development	1	1	—
Residential 1-4 family	132	425	346
Consumer and other	6	25	24
Total loans past due > 90 days, but still accruing	4,857	3,242	418
Total nonperforming loans	$26,890	$9,048	$6,814
OREO
Commercial real estate owned	$—	$—	$—
Residential real estate owned	—	—	—
Acquired bank property real estate owned	3,190	—	741
Total OREO	$3,190	$—	$741
Total nonperforming assets ("NPAs")	$30,080	$9,048	$7,555
Accruing modified loans to borrowers experiencing financial difficulty	$386	$239	$15
Ratios
Nonaccrual loans to total loans	0.49%	0.16%	0.18%
NPAs to total loans plus OREO	0.67%	0.25%	0.21%
NPAs to total assets	0.50%	0.20%	0.17%
ACL - Loans to nonaccrual loans	259%	764%	684%
ACL - Loans to total loans	1.26%	1.23%	1.23%

Nonaccrual Loans

Loans are typically placed on nonaccrual status when any payment of principal and/or interest is 90 days or more past due, unless the collateral is sufficient to cover both principal and interest and the loan is in the process of collection. Loans are also placed on nonaccrual status when management believes, after considering economic and business conditions, that the principal or interest will not be collectible in the normal course of business. We monitor closely the performance of our loan portfolio. In addition to the monitoring and review of loan performance internally, we have also contracted with an independent organization to review our commercial and retail loan portfolios. The status of delinquent loans, as well as situations identified as potential problems, are reviewed on a regular basis by senior management. The increase in nonaccrual loans through the first three months of 2026 was primarily due to the deterioration of one customer relationship, which resulted in several loans being moved to nonaccrual status.

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

At March 31, 2026, the ACL - Loans was $57.1 million (representing 1.26% of period end loans). The Bank did not record a provision for credit losses during the first quarter of 2026. In addition, the ACL - Loans increased due to the acquisition of Centre, which required a $5.1 million allowance for credit losses on non-PCD loans and a $7.7 million reserve related to PCD loans. The ACL – Loans has remained consistent over recent quarters as economic conditions have remained stable and the Company’s overall asset quality remain strong. The Company recorded net charge-offs totaling $0.1 million during the first three months of 2026.

The following table summarizes the changes in our ACL - Loans for the periods indicated:

	Three months ended	Year ended	Three months ended
	March 31,	December 31,	March 31,
	2026	2025	2025

	(dollars in thousands)
Balance of ACL - Loans at the beginning of period	$44,374	$44,151	$44,151
ACL - Loans on loans acquired	12,826	—	—
Net loans charged-off (recovered):
Commercial & industrial	(1)	214	—
Commercial real estate - owner occupied	—	771	802
Commercial real estate - non-owner occupied	—	—	—
Commercial real estate - multi-family	—	—	—
Construction & Development	—	—	—
Residential 1-4 family	(2)	(76)	(29)
Consumer	32	24	21
Other Loans	104	44	8
Total net loans charged-off (recovered)	133	977	802
Provision charged to operating expense	—	1,250	400
Transfer from (to) ACL - Unfunded Commitments	—	(50)	—
Balance of ACL - Loans at end of period	$57,067	$44,374	$43,749
Ratio of net charge-offs (recoveries) to average loans by loan composition
Commercial & industrial	(0.00)%	0.04%	—%
Commercial real estate - owner occupied	—%	0.08%	0.08%
Commercial real estate - non-owner occupied	—%	—%	—%
Commercial real estate - multi-family	—%	—%	—%
Construction & Development	—%	—%	—%
Residential 1-4 family	(0.00)%	(0.01)%	—%
Consumer	0.05%	0.04%	0.04%
Other Loans	0.47%	0.30%	0.05%
Total net charge-offs (recoveries) to average loans	0.00%	0.03%	0.02%

The following table summarizes an allocation of the ACL - Loans and the related percentage of loans outstanding in each category for the periods below.

	March 31,		December 31,		March 31,
	2026		2025		2025
		% of		% of		% of
(in thousands, except %)	Amount	Loans	Amount	Loans	Amount	Loans
Loan Type:
Commercial & industrial	$9,992	18%	$7,264	18%	$6,282	17%
Commercial real estate - owner occupied	12,626	25%	9,691	24%	8,971	23%
Commercial real estate - non-owner occupied	7,084	15%	4,581	14%	5,255	15%
Commercial real estate - multi-family	5,222	10%	4,088	11%	4,174	10%
Construction & development	4,378	6%	3,814	6%	5,319	8%
Residential 1-4 family	16,336	24%	13,644	25%	12,541	25%
Consumer	1,144	1%	1,074	2%	1,073	2%
Other loans	285	1%	218	—%	134	—%
Total allowance	$57,067	100%	$44,374	100%	$43,749	100%

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

Deposits. Our current deposit products include non-interest bearing and interest-bearing checking accounts, savings accounts, money market accounts, and certificate of deposits. As of March 31, 2026, deposit liabilities accounted for approximately 83.8% of our total liabilities and equity. We accept deposits primarily from customers in the communities in which our branches and offices are located, as well as from small businesses and other customers throughout our lending area. We rely on our competitive pricing and products, quality customer service, and convenient locations and hours to attract and retain deposits. Deposit rates and terms are based primarily on current business strategies, market interest rates, liquidity requirements and our deposit growth goals.

Total deposits were $5.09 billion and $3.70 billion as of March 31, 2026 and December 31, 2025, respectively. Noninterest-bearing deposits at March 31, 2026 and December 31, 2025, were $1.50 billion and $1.00 billion, respectively, while interest-bearing deposits were $3.59 billion and $2.69 billion at March 31, 2026 and December 31, 2025, respectively.

At March 31, 2026, we had a total of $822.4 million in certificates of deposit, including $15.1 million of brokered deposits. Based on historical experience and our current pricing strategy, we believe we will retain a majority of these accounts upon maturity, although our long-term strategy is to minimize reliance on certificates of deposits by increasing relationship deposits in lower earning savings and demand deposit accounts.

The following tables set forth the average balances of our deposits for the periods indicated:

	Three months ended		Year ended		Three months ended
	March 31, 2026		December 31, 2025		March 31, 2025
	Amount	Percent	Amount	Percent	Amount	Percent

	(dollars in thousands)

Noninterest-bearing demand deposits	$1,437,637	28.5%	$991,160	27.5%	$981,823	26.8%
Interest-bearing checking deposits	724,221	14.4%	451,898	12.5%	516,658	14.1%
Savings deposits	1,114,331	22.1%	841,486	23.3%	831,083	22.6%
Money market accounts	938,689	18.6%	668,106	18.5%	683,446	18.6%
Certificates of deposit	813,281	16.1%	640,004	17.7%	638,937	17.4%
Brokered deposits	15,114	0.3%	18,292	0.5%	20,092	0.5%
Total	$5,043,273	100%	$3,610,946	100%	$3,672,039	100%

The following table provides information on maturities of certificates of deposits which exceed FDIC insurance limits of $250,000 as of March 31, 2026:

	Time Deposits over FDIC	Portion of Time Deposits in
	Insurance Limits	Excess of FDIC Insurance Limits

	(dollars in thousands)
3 months or less remaining	$103,505	$61,255
Over 3 to 6 months remaining	50,284	25,034
Over 6 to 12 months remaining	52,291	25,041
Over 12 months or more remaining	15,457	4,707
Total	$221,537	$116,037

Borrowings

The Company’s borrowings have historically consisted primarily of FHLB advances collateralized by a blanket pledge agreement on the Company’s FHLB capital stock and retail and commercial loans held in the Company’s portfolio. There were $100.0 million and $110.0 million of advances outstanding from the FHLB at March 31, 2026 and December 31, 2025, respectively.

The total loans pledged as collateral were $839.3 million and $1.10 billion at March 31, 2026 and December 31, 2025. There were $102.8 million letters of credit from the FHLB at March 31, 2026 compared to no letters of credit at December 31, 2025.

The following table summarizes borrowings from the FHLB, and the weighted average interest rates paid:

	Three months ended	Year ended	Three months ended
(dollars in thousands)	March 31, 2026	December 31, 2025	March 31, 2025
Average daily amount of borrowings outstanding during the period	$121,681	$128,275	$134,966
Weighted average interest rate on average daily borrowing	(0.11)%	4.45%	4.53%
Maximum outstanding borrowings at any month-end	$109,983	$209,941	$134,890
Borrowing outstanding at period end	$99,992	$109,966	$134,890
Weighted average interest rate on borrowing at period end	4.23%	4.21%	4.39%

Lines of credit and other borrowings.

During July 2020, the Company entered into subordinated note agreements with two separate commercial banks. As of March 31, 2026 and December 31, 2025, outstanding balances under these agreements totaled $6.0 million. These notes were issued with 10-year maturities, carried interest at a fixed rate of 5.0% through June 30, 2025, and carry a variable rate, payable quarterly. These notes are callable on or after January 1, 2026 and qualify for Tier 2 capital for regulatory purposes.

During August 2022, the Company entered into subordinated note agreements with an individual. As of March 31, 2026 and December 31, 2025, outstanding balances under these agreements totaled $6.0 million. These notes were issued with 10-year maturities, will carry interest at a fixed rate of 5.25% through August 6, 2027, and at a variable rate thereafter, payable quarterly. These notes are callable on or after August 6, 2027 and qualify for Tier 2 capital for regulatory purposes.

The Company assumed $4.5 million in subordinated note agreements with an individual as part of the Centre acquisition January 1, 2026. These notes were entered into by Centre during January 2025. They contain 10-year maturities and carry interest at a fixed rate of 6.75% through January 1, 2030, and at a variable rate thereafter, payable quarterly. These notes are callable on or after January 2030 and qualify for Tier 2 capital for regulatory purposes.

As a result of the acquisition of Centre on January 1, 2026, the Company acquired all of the common securities of Centre’s wholly-owned subsidiary, Centre 1 Capital Trust I (“Trust I”). The Company also assumed an adjustable rate junior subordinated note agreement with this trust. The junior subordinated debenture issued to Trust I totals $8.3 million, carries interest at a floating rate resetting on each quarterly payment date, and is due in January 2039. The junior subordinated debenture is redeemable by the Company, subject to prior approval by the Federal Reserve Bank, on any quarterly payment date. The junior subordinated debenture represents the sole asset of Trust I. The trust is not included in the consolidated financial statements. The net effect of all agreements assumed with respect to Trust I is that the Company, through payments on its debenture, is liable for the distributions and other payments required on the trust’s preferred securities. Trust I also provides the Company with $8.0 million in Tier 1 capital for regulatory capital purposes.

INVESTMENT SECURITIES

Our securities portfolio consists of securities available for sale and securities held to maturity. Securities are classified as held to maturity or available for sale at the time of purchase. Obligations of states and political subdivisions, obligations of U.S. government sponsored agencies, and mortgage-backed securities, all of which are issued by U.S. government agencies or U.S. government-sponsored enterprises, along with U.S. Treasuries make up the largest components of the securities portfolio. We manage our investment portfolio to provide an adequate level of liquidity as well as to maintain neutral interest rate-sensitive positions, while earning an adequate level of investment income without taking undue or excessive risk.

Securities available for sale consist of U.S. Treasuries, U.S. government sponsored agencies, obligations of states and political subdivision, mortgage-backed securities, and corporate notes. Securities classified as available for sale, which management has the intent and ability to hold for an indefinite period of time, but not necessarily to maturity, are carried at fair value, with unrealized gains and losses, net of related deferred income taxes, included in stockholders’ equity as a separate component of other comprehensive income. The fair value of securities available for sale totaled $483.2 million and included negligible gross unrealized gains and gross unrealized losses of $13.0 million at March 31, 2026. At December 31, 2025, the fair value of securities available for sale totaled $164.4 million and included $0.4 million gross unrealized gains and gross unrealized losses of $7.8 million.

Securities classified as held to maturity consist of U.S. treasury securities and obligations of states and political subdivisions. These securities, which management has the intent and ability to hold to maturity, are reported at amortized cost. Securities held to maturity totaled $117.9 million at March 31, 2026 and $103.7 million at December 31, 2025.

The Company had recognized net losses of $0.03 million on sales of securities during the three months ended March 31, 2026. The Company had recognized net losses on sales of securities of zero during the three months ended March 31, 2025.

The following tables set forth the composition and maturities of investment securities as of March 31, 2026 and December 31, 2025. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

			After One, But		After Five, But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
At March 31, 2026	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)

	(dollars in thousands)
Available for sale securities
U.S. Treasury securities	$—	—%	$76,522	3.5%	$16,035	4.1%	$—	—%	$92,557	3.6%
Obligations of U.S. Government sponsored agencies	24,680	3.6%	91,050	3.6%	34,270	3.2%	7,970	2.2%	157,970	3.5%
Obligations of states and political subdivisions	5,310	3.9%	26,342	4.0%	30,341	3.2%	23,195	3.2%	85,188	3.5%
Mortgage-backed securities	4,455	4.4%	55,734	4.1%	5,177	4.1%	71,510	4.4%	136,876	4.3%
Corporate notes	3,029	4.0%	6,000	7.8%	8,927	3.6%	5,658	9.4%	23,614	6.1%
Total available for sale securities	$37,474	3.8%	$255,648	3.8%	$94,750	3.4%	$108,333	4.3%	$496,205	3.9%
Held to maturity securities
U.S. Treasury securities	$21,723	3.7%	$29,455	4.0%	$62,451	4.4%	$—	—%	$113,629	4.2%
Obligations of states and political subdivisions	1,524	2.6%	2,776	0.9%	—	—%	—	—%	4,300	1.5%
Total held to maturity securities	$23,247	3.7%	$32,231	3.7%	$62,451	4.4%	$—	—%	$117,929	4.1%
Total	$60,721	3.7%	$287,879	3.8%	$157,201	3.8%	$108,333	4.3%	$614,134	3.9%

			After One, But		After Five, But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
At December 31, 2025	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)

	(dollars in thousands)
Available for sale securities
Obligations of U.S. Government sponsored agencies	$—	—%	$1,656	3.3%	$11,942	1.9%	$9,628	2.2%	$23,226	2.1%
Obligations of states and political subdivisions	830	3.8%	15,507	4.1%	23,375	3.0%	21,799	2.9%	61,511	3.2%
Mortgage-backed securities	6,200	4.5%	49,166	4.1%	6,490	3.9%	9,528	3.7%	71,384	4.1%
Corporate notes	—	—%	5,000	8.7%	9,593	3.3%	1,082	9.7%	15,675	5.4%
Total available for sale securities	$7,030	4.4%	$71,329	4.4%	$51,400	2.9%	$42,037	3.1%	$171,796	3.6%
Held to maturity securities
U.S. Treasury securities	$21,767	3.3%	$32,763	4.1%	$46,801	4.4%	$—	—%	$101,331	4.1%
Obligations of states and political subdivisions	691	2.6%	1,704	2.8%	—	—%	—	—%	2,395	2.7%
Total held to maturity securities	$22,458	3.3%	$34,467	4.0%	$46,801	4.4%	$—	—%	$103,726	4.0%
Total	$29,488	3.5%	$105,796	4.3%	$98,201	3.6%	$42,037	3.1%	$275,522	3.8%
(1)	Weighted Average Yield is shown on a fully taxable equivalent basis using a federal tax rate of 21% and includes the amortization of premiums and discounts.

As of March 31, 2026 and December 31, 2025, no allowance for credit losses on securities AFS was recognized. The Company does not consider its securities AFS with unrealized losses to be attributable to credit-related factors, as the unrealized losses in each category have occurred as a result of changes in noncredit-related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. Furthermore, as of March 31, 2026, the Company did not have the intent to sell any of these securities AFS and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost.

The Company does not believe there are any expected credit losses in its HTM securities portfolio at March 31, 2026 or December 31, 2025. All U.S. Treasury securities have the full faith and credit backing of the United States government.

As of March 31, 2026, 278 debt securities had gross unrealized losses, with an aggregate depreciation of 2.2% from our amortized cost basis. The largest unrealized loss percentage of any single security was 21.2% (or $0.4 million) of its amortized cost. The largest unrealized dollar loss of any security was $0.7 million (or 19.1%).

As of December 31, 2025, 180 debt securities had gross unrealized losses, with an aggregate depreciation of 2.2% from our amortized cost basis. The largest unrealized loss percentage of any single security was 19.1% (or $0.4 million) of its amortized cost. The largest unrealized dollar loss of any single security was $0.6 million (or 11.0%).

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

Capital Adequacy. Total stockholders’ equity was $819.9 million at March 31, 2026 compared to $643.8 million at December 31, 2025.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, requires the federal bank regulatory agencies to take “prompt corrective action” regarding depository institutions that do not meet minimum capital requirements. FDICIA establishes five regulatory capital tiers: “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized”. A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. The FDICIA imposes progressively more restrictive restraints on operations, management and capital distributions, depending on the category in which an institution is classified. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions may not accept brokered deposits absent a waiver from the FDIC, are subject to growth limitations and are required to submit capital restoration plans for regulatory approval. A depository institution’s holding company must guarantee any required capital restoration plan, up to an amount equal to the lesser of 5 percent of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. Federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. All of the federal bank regulatory agencies have adopted regulations establishing relevant capital measures and relevant capital levels for federally insured depository institutions. The Bank was well capitalized at March 31, 2026, and brokered deposits are not restricted.

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

Federal banking regulators have issued risk-based capital guidelines, which assign risk factors to asset categories and off-balance-sheet items. The following table reflects capital ratios computed utilizing the implemented Basel III regulatory capital framework discussed above:

					Minimum Capital Required		Minimum To Be Well-
			Minimum Capital		for Capital Adequacy Plus		Capitalized Under prompt
			Required for Capital		Capital Conservation Buffer		corrective Action
	Actual		Adequacy		Basel III Phase-In Schedule		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
At March 31, 2026
Bank First Corporation:
Total capital (to risk-weighted assets)	$609,288	12.9%	$377,788	8.0%	$495,847	10.5%	N/A	N/A
Tier I capital (to risk-weighted assets)	544,890	11.5%	283,341	6.0%	401,400	8.5%	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	537,390	11.4%	212,506	4.5%	330,565	7.0%	N/A	N/A
Tier I capital (to average assets)	544,890	9.5%	230,351	4.0%	230,351	4.0%	N/A	N/A
Bank First, N.A:
Total capital (to risk-weighted assets)	$564,303	12.0%	$377,439	8.0%	$495,388	10.5%	$471,798	10.0%
Tier I capital (to risk-weighted assets)	516,508	11.0%	283,079	6.0%	401,029	8.5%	377,439	8.0%
Common equity tier I capital (to risk-weighted assets)	516,508	11.0%	212,309	4.5%	330,259	7.0%	306,669	6.5%
Tier I capital (to average assets)	516,508	9.0%	229,450	4.0%	229,450	4.0%	286,812	5.0%
At December 31, 2025
Bank First Corporation:
Total capital (to risk-weighted assets)	$515,461	13.8%	$298,764	8.0%	$392,128	10.5%	N/A	N/A
Tier I capital (to risk-weighted assets)	460,067	12.3%	224,073	6.0%	317,437	8.5%	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	460,067	12.3%	168,055	4.5%	261,419	7.0%	N/A	N/A
Tier I capital (to average assets)	460,067	10.9%	169,339	4.0%	169,339	4.0%	N/A	N/A
Bank First, N.A:
Total capital (to risk-weighted assets)	$460,199	12.3%	$298,541	8.0%	$391,835	10.5%	$373,177	10.0%
Tier I capital (to risk-weighted assets)	416,805	11.2%	223,906	6.0%	317,200	8.5%	298,541	8.0%
Common equity tier I capital (to risk-weighted assets)	416,805	11.2%	167,929	4.5%	261,224	7.0%	242,565	6.5%
Tier I capital (to average assets)	416,805	9.9%	169,277	4.0%	169,277	4.0%	211,597	5.0%

As previously mentioned, the Company carried $16.6 million of subordinated debt as of March 31, 2026 and December 31, 2025, which qualifies as Tier II capital. These amounts are included in total capital for the Company in the tables above.

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

Loan commitments and standby and direct pay letters of credit do not necessarily represent our future cash requirements because while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. Our off-balance sheet arrangements as of March 31, 2026, were as follows:

	Amounts of Commitments Expiring - By Period as of March 31, 2026
		Less Than One	One to Three	Three to Five
Other Commitments	Total	Year	Years	Years	After Five Years

	(dollars in thousands)
Unused lines of credit	$974,287	$518,165	$131,557	$67,439	$257,126
Standby and direct pay letters of credit	15,142	12,583	385	2,174	—
Credit card arrangements	31,532	—	—	—	31,532
Total commitments	$1,020,961	$530,748	$131,942	$69,613	$288,658

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

As of March 31, 2026:

Change in Interest Rates	Percentage Change in
(in Basis Points)	Net Interest Income
+300	(3.9)%
+200	(2.5)%
+100	(1.2)%
-100	(1.1)%
-200	(2.3)%
-300	(1.6)%

As of December 31, 2025:

Change in Interest Rates	Percentage Change in
(in Basis Points)	Net Interest Income
+300	(2.1)%
+200	(1.2)%
+100	(0.7)%
-100	(2.1)%
-200	(4.2)%
-300	(3.3)%

Economic Value of Equity Analysis. We also analyze the sensitivity of the Company’s financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between estimated changes in the present value of the Company’s assets and estimated changes in the present value of the Company’s liabilities assuming various changes in current interest rates. The Company’s economic value of equity analysis as of March 31, 2026 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Company would experience a 3.66% increase in the economic value of equity. At the same date, our analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, the Company would experience a 1.99% decrease in the economic value of equity. The estimates of changes in the economic value of our equity require us to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on the economic value of our equity. Although our economic value of equity analysis provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of our equity and will differ from actual results.

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

Changes in Internal Control Over Financial Reporting

No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

We are a party to various litigation in the normal course of business. Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on our financial position, results of operations or liquidity.

ITEM 1A.     RISK FACTORS

Additional information regarding risk factors appears in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements” of this Form 10-Q and in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes during the quarterly period ended March 31, 2026 to the risk factors previously disclosed in the Company’s Annual Report.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.
(b)	None.
(c)	Issuer Purchases of Equity Securities

On February 18, 2025, the Company renewed its share repurchase program, pursuant to which the Company may repurchase up to $50 million of its common stock, par value $0.01 per share, for a period of one (1) year, ending on February 17, 2026. The program was announced in a Current Report on Form 8-K on February 18, 2025. The table below sets forth information regarding repurchases of our common stock during the first quarter of 2026 under that program as well as pursuant to the 2020 Equity Plan and other repurchases.

			Total Number	Maximum Number
			of Shares Repurchased as	of Shares
			Part of	that May Yet Be
	Total Number of Shares	Average Price Paid per	Publicly Announced	Purchased Under the
(in thousands, except per share data)	Repurchased	Share(1)	Plans or Programs	Plans or Programs(2)
January 2026	—	$—	—	204,158
February 2026	16,000	148.49	—	188,158
March 2026	5,176	135.23	—	182,982
Total	21,176	$145.25	—	182,982
(1)	The average price paid per share is calculated on a trade date basis for all open market transactions and excludes commissions and other transaction expenses.
(2)	Based on the closing per share price as of March 31, 2026 ($135.06).

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

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.       MINE SAFETY DISCLOSURES

None.

ITEM 5.       OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

For the quarter ended March 31, 2026, there were no trading arrangements for the sale or purchases of Company securities adopted, terminated or for which the amount, pricing or timing provisions were modified by our directors and officers that was either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”) or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

BANK FIRST CORPORATION

DATE:	May 11, 2026	BY:	/s/Kevin M. LeMahieu
Kevin M. LeMahieu
Chief Financial Officer
(Principal Financial and Accounting Officer)