Form 10-Q
period 2026-06-30
Bank First Corp
filed 2026-08-07
CIK 1746109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of August 7, 2026 was 11,085,607 shares.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS:

BANK FIRST CORPORATION

Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$84,891	$55,345
Interest-bearing deposits	181,632	187,862
Cash and cash equivalents	266,523	243,207
Securities held to maturity, at amortized cost ($113,700 and $105,146 fair value at June 30, 2026 and December 31, 2025, respectively)	114,061	103,726
Securities available for sale, at fair value ($506,871 and $171,796 amortized cost at June 30, 2026 and December 31, 2025, respectively)	494,571	164,422
Loans held for sale	4,843	6,243
Loans	4,521,687	3,604,651
Allowance for credit losses - loans ("ACL-Loans")	(56,029)	(44,374)
Loans, net	4,465,658	3,560,277
Premises and equipment, net	96,066	79,217
Goodwill	245,351	175,106
Other investments	30,563	23,613
Cash value of life insurance	97,888	61,085
Core deposit intangibles, net	42,991	16,200
Mortgage servicing rights ("MSR")	18,019	13,650
Other real estate owned (“OREO”)	2,420	—
Investment in Ansay and Associates, LLC ("Ansay")	35,903	35,444
Other assets	32,655	23,905
TOTAL ASSETS	$5,947,512	$4,506,095
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Interest-bearing deposits	$3,489,250	$2,692,711
Noninterest-bearing deposits	1,498,332	1,003,076
Total deposits	4,987,582	3,695,787
Notes payable	80,000	109,966
Subordinated notes	16,596	12,000
Junior subordinated debenture	8,250	—
Other liabilities	35,774	44,506
Total liabilities	5,128,202	3,862,259
Stockholders’ equity:
Serial preferred stock - $0.01 par value
Authorized - 5,000,000 shares	—	—
Common stock - $0.01 par value
Authorized - 20,000,000 shares
Issued - 12,898,070 and 11,515,130 shares as of June 30, 2026 and December 31, 2025, respectively
Outstanding - 11,079,310 and 9,834,623 shares as of June 30, 2026 and December 31, 2025, respectively	129	115
Additional paid-in capital	501,251	333,836
Retained earnings	449,971	416,997
Treasury stock, at cost - 1,818,760 and 1,680,507 shares as of June 30, 2026 and December 31, 2025, respectively	(123,122)	(102,088)
Accumulated other comprehensive loss	(8,919)	(5,024)
Total stockholders’ equity	819,310	643,836
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,947,512	$4,506,095

See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statements of Income

(In thousands, except per share data) (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Interest income:
Loans, including fees	$66,980	$49,923	$131,552	$99,155
Securities:
Taxable	6,274	2,787	12,412	5,800
Tax-exempt	267	233	545	473
Other	2,198	1,632	4,815	4,195
Total interest income	75,719	54,575	149,324	109,623
Interest expense:
Deposits	19,187	16,199	39,236	33,051
Borrowed funds	1,499	1,674	1,839	3,333
Total interest expense	20,686	17,873	41,075	36,384
Net interest income	55,033	36,702	108,249	73,239
Provision for credit losses	—	200	—	600
Net interest income after provision for credit losses	55,033	36,502	108,249	72,639
Noninterest income:
Service charges	4,102	2,053	8,792	4,064
Income from Ansay	866	1,153	1,841	2,334
Loan servicing income	954	733	1,909	1,465
Valuation adjustment on MSR	534	(99)	616	76
Net gain on sales of mortgage loans	661	338	1,737	672
Trust and wealth management	1,620	16	3,195	33
Other	1,265	727	2,444	2,865
Total noninterest income	10,002	4,921	20,534	11,509
Noninterest expense:
Salaries, commissions, and employee benefits	16,822	10,427	38,611	21,412
Occupancy	2,639	1,922	5,195	3,513
Data processing	4,045	2,620	7,455	5,064
Postage, stationery, and supplies	843	270	1,282	510
Net gain on sales and valuations of OREO	(28)	(159)	(219)	(159)
Net loss on sale of securities	—	—	31	—
Advertising	147	61	230	126
Charitable contributions	317	274	557	750
Federal deposit insurance	849	630	1,565	1,260
Outside service fees	1,990	1,135	4,390	1,923
Amortization of intangibles	2,547	1,273	5,119	2,571
Other	4,229	2,303	9,240	4,390
Total noninterest expense	34,400	20,756	73,456	41,360
Income before provision for income taxes	30,635	20,667	55,327	42,788
Provision for income taxes	5,944	3,792	10,648	7,672
Net Income	$24,691	$16,875	$44,679	$35,116
Earnings per share - basic	$2.21	$1.71	$3.99	$3.53
Earnings per share - diluted	$2.21	$1.71	$3.99	$3.53

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statements of Comprehensive Income

(In thousands) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Net Income	$24,691	$16,875	$44,679	$35,116
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities:
Unrealized holding gains (losses) arising during period	670	1,067	(4,957)	2,010
Reclassification adjustment for losses included in net income	—	—	31	—
Income tax (expense) benefit	(144)	(224)	1,031	(420)
Total other comprehensive income (loss)	526	843	(3,895)	1,590
Comprehensive income	$25,217	$17,718	$40,784	$36,706

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statement of Stockholders’ Equity

(In thousands, except share and per share data) (Unaudited)

						Accumulated
	Serial		Additional			Other	Total
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive	Stockholders'
	Stock	Stock	Capital	Earnings	Stock	Income (loss)	Equity

Balance at January 1, 2025	$—	$115	$333,842	$398,002	$(82,925)	$(9,351)	$639,683
Net income	—	—	—	18,241	—	—	18,241
Other comprehensive income	—	—	—	—	—	747	747
Purchase of treasury stock	—	—	—	—	(6,381)	—	(6,381)
Sale of treasury stock	—	—	—	—	64	—	64
Cash dividends ($0.45 per share)	—	—	—	(4,491)	—	—	(4,491)
Amortization of stock-based compensation	—	—	551	—	—	—	551
Vesting of restricted stock awards	—	—	(2,143)	—	2,143	—	—

Balance at March 31, 2025	—	115	332,250	411,752	(87,099)	(8,604)	648,414
Net income	—	—	—	16,875	—	—	16,875
Other comprehensive income	—	—	—	—	—	843	843
Purchase of treasury stock	—	—	—	—	(15,662)	—	(15,662)
Sale of treasury stock	—	—	—	—	527	—	527
Cash dividends ($3.95 per share)	—	—	—	(39,148)	—	—	(39,148)
Amortization of stock-based compensation	—	—	484	—	—	—	484

Balance at June 30, 2025	$—	$115	$332,734	$389,479	$(102,234)	$(7,761)	$612,333

Balance at January 1, 2026	$—	$115	$333,836	$416,997	$(102,088)	$(5,024)	$643,836
Net income	—	—	—	19,988	—	—	19,988
Other comprehensive loss	—	—	—	—	—	(4,421)	(4,421)
Purchase of treasury stock	—	—	—	—	(3,076)	—	(3,076)
Sale of treasury stock	—	—	—	—	88	—	88
Cash dividends ($0.50 per share)	—	—	—	(5,611)	—	—	(5,611)
Amortization of stock-based compensation	—	—	579	—	—	—	579
Vesting of restricted stock awards	—	—	(2,244)	—	2,244	—	—
Shares issued in the acquisition of Centre 1 Bancorp, Inc. (1,382,940 shares)	—	14	168,456	—	—	—	168,470

Balance at March 31, 2026	—	129	500,627	431,374	(102,832)	(9,445)	819,853
Net income	—	—	—	24,691	—	—	24,691
Other comprehensive income	—	—	—	—	—	526	526
Purchase of treasury stock	—	—	—	—	(20,364)	—	(20,364)
Sale of treasury stock	—	—	—	—	74	—	74
Cash dividends ($0.55 per share)	—	—	—	(6,094)	—	—	(6,094)
Amortization of stock-based compensation	—	—	624	—	—	—	624

Balance at June 30, 2026	$—	$129	$501,251	$449,971	$(123,122)	$(8,919)	$819,310

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Six Months Ended June 30,
	2026	2025

Cash flows from operating activities:
Net income	$44,679	$35,116
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	—	600
Depreciation and amortization of premises and equipment	1,483	1,182
Termination of lease	1,586	—
Amortization of intangibles	5,119	2,571
Net accretion of securities	(4,226)	(2,092)
Amortization of stock-based compensation	1,203	1,035
Accretion of purchase accounting valuations	(6,284)	(1,657)
Net change in deferred loan fees and costs	(711)	(362)
Change in fair value of MSR and other investments	(1,093)	(660)
Loss from sale and disposal of premises and equipment	—	32
Net gain on sale of OREO and valuation allowance	(219)	(159)
Proceeds from sales of mortgage loans	127,458	60,082
Originations of mortgage loans held for sale	(124,321)	(61,590)
Gain on sales of mortgage loans	(1,737)	(672)
Realized loss on sale of securities	31	—
Undistributed income of Ansay joint venture	(1,841)	(2,334)
Net earnings on life insurance	(1,511)	(688)
Decrease (increase) in other assets	7,327	(1,210)
Decrease in other liabilities	(34,152)	(11,172)
Net cash provided by operating activities	12,791	18,022
Cash flows from investing activities, net of effects of business combination:
Activity in securities available for sale and held to maturity:
Sales	8,920	—
Maturities, prepayments, and calls	30,253	263,608
Purchases	(44,538)	(202,752)
Net decrease (increase) in loans	69,227	(61,919)
Dividends received from Ansay	1,382	1,268
Proceeds from sale of OREO	1,789	900
Net sales of Federal Home Loan Bank (“FHLB”) stock	4,279	—
Net purchases of Federal Reserve Bank (“FRB”) stock	(4,027)	—
Proceeds from life insurance	155	1,899
Proceeds from sale of premises and equipment	76	1
Purchases of premises and equipment	(9,001)	(5,774)
Net cash received in business combination	169,493	—
Net cash provided by (used in) investing activities	228,008	(2,769)

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statements of Cash Flows (Continued)

(In thousands) (Unaudited)

	Six Months Ended June 30,
	2026	2025

Cash flows from financing activities, net of effects of business combination:
Net decrease in deposits	$(84,686)	$(65,658)
Repayment of notes payable	(97,814)	(25,508)
Dividends paid	(11,705)	(43,639)
Proceeds from sales of common stock	162	591
Repurchase of common stock	(23,440)	(22,043)
Net cash used in financing activities	(217,483)	(156,257)
Net increase (decrease) in cash and cash equivalents	23,316	(141,004)
Cash and cash equivalents at beginning of period	243,207	261,332
Cash and cash equivalents at end of period	$266,523	$120,328

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$41,195	$37,256
Income taxes	8,588	6,669
Supplemental schedule of noncash activities:
Closed branch buildings transferred to OREO	3,990	—
MSR resulting from sale of loans	1,427	706
Change in unrealized loss on investment securities available for sale, net of tax	(3,895)	1,590

Acquisition:
Fair value of assets acquired	$1,581,684	$—
Fair value of liabilities assumed	1,483,166	—
Net assets acquired	$98,518	$—

Common stock issued in acquisition	$168,470	$—

See accompanying notes to consolidated financial statements.

BANK FIRST CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

NOTE 1 – BASIS OF PRESENTATION

Bank First Corporation (the “Company”) provides a variety of financial services to individual and corporate customers through its wholly-owned subsidiary, Bank First, N.A. (the “Bank”). The Bank operates as a full-service financial institution with a primary market area including, but not limited to, the counties in which the Bank’s branches are located. The Bank has thirty-eight locations in Brown, Columbia, Dane, Door, Fond du Lac, Green, Jefferson, Manitowoc, Monroe, Outagamie, Ozaukee, Rock, Shawano, Sheboygan, Walworth, Waupaca, Waushara, and Winnebago counties in the State of Wisconsin and Winnebago county in the State of Illinois. The Company and Bank are subject to the regulations of certain federal agencies and undergo periodic examinations by those regulatory authorities.

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

Updates to Significant Accounting Policies

Effective January 1, 2026, the Company early adopted Accounting Standards Update (“ASU”) 2025-08, Financial Instruments—Credit Losses (Topic 326): Purchased Financial Assets. Any financial assets purchased after January 1, 2026 (including those acquired as part of the acquisition of Centre 1 Bancorp. Inc. (“Centre”) on January 1, 2026) reflect the application of ASU 2025-08, while financial assets purchased prior to this date will continue to be reported in accordance with previously applicable accounting standards.

Recently Issued Not Yet Effective Accounting Standards

In October 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-06, Disclosure Improvements. This ASU modifies the disclosure or presentation requirements of a variety of Topics in the Codification. The amendments in this ASU are expected to clarify or improve disclosure and presentation requirements for certain codification topics. The effective date for each amendment will be the date on which the Securities and Exchange Commission’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. If, by June 30, 2027, the Securities and Exchange Commission has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the Codification and will not become effective for any entity. The Company does not anticipate a significant impact to its financial statement disclosures as a result of this ASU.

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

NOTE 2 – ACQUISITIONS

On January 1, 2026, the Company completed a merger with Centre, a bank holding company headquartered in Beloit, Wisconsin, pursuant to the merger agreement, dated as of July 17, 2025, by and between the Company and Centre, whereby Centre merged with and into the Company, and First National Bank and Trust, Centre’s wholly-owned banking subsidiary, merged with and into the Bank. Centre’s principal activity was the ownership and operation of First National Bank and Trust, a federally-chartered banking institution that operated seventeen (17) branches in Wisconsin and Illinois at the time of closing. The merger consideration totaled approximately $168.8 million.

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

The fair value of the assets acquired and liabilities assumed on January 1, 2026 was as follows:

	As Recorded by	Fair Value	As Recorded by
	Centre	Adjustments	the Company
Cash, cash equivalents and securities	$508,129	$(2,493)	$505,636
Other investments	6,660	64	6,724
Loans, net	987,951	(19,247)	968,704
Premises and equipment, net	17,672	(2,689)	14,983
Core deposit intangible	17	31,893	31,910
Other assets	80,754	(27,027)	53,727
Total assets acquired	$1,601,183	$(19,499)	$1,581,684

Deposits	$1,376,635	$(393)	$1,376,242
Other borrowings	67,841	1,323	69,164
Subordinated debentures	4,500	110	4,610
Junior subordinated debentures	8,250	—	8,250
Other liabilities	25,781	137	25,918
Total liabilities assumed	$1,483,007	$1,177	$1,484,184

Excess of assets acquired over liabilities assumed	$118,176	$(20,676)	$97,500
Less: purchase price			168,763
Goodwill			71,263
Refinement to fair value estimates (1)			(1,018)
Goodwill (after refinement)			$70,245

(1) Refinements consist of adjustments to the initial fair value estimates of other liabilities.

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

On May 19, 2026, the Company entered into an Agreement and Plan of Merger with PSB Holdings, Inc. (“Peoples”), the parent company of Peoples State Bank, a community bank headquartered in Wausau, Wisconsin. Under the terms of the agreement, Peoples will merge with and into the Company, and Peoples State Bank will merge with and into the Bank. The transaction is expected to close on December 4, 2026, subject to customary closing conditions including approval by the shareholders of Peoples. Merger consideration will consist of common stock of the Company, with final terms based on the fair market value of the Company’s common stock at closing. Based on combined results as of June 30, 2026, the merged entity would have total assets of approximately $7.5 billion, loans of approximately $5.6 billion, and deposits of approximately $6.2 billion.

NOTE 3 – EARNINGS PER SHARE

The two-class method is used in the calculation of basic and diluted earnings per share. Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. There were no anti-dilutive stock options for the three or six months ended June 30, 2026 and 2025.

The following table presents the factors used in the earnings per share computations for the period indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic
Net income available to common shareholders	$24,691	$16,875	$44,679	$35,116
Less: Earnings allocated to participating securities	(106)	(80)	(190)	(179)
Net income allocated to common shareholders	$24,585	$16,795	$44,489	$34,937

Weighted average common shares outstanding including participating securities	11,149,885	9,901,391	11,183,664	9,950,925
Less: Participating securities (1)	(48,031)	(47,085)	(47,596)	(48,935)
Average shares	11,101,854	9,854,306	11,136,068	9,901,990

Basic earnings per common share	$2.21	$1.71	$3.99	$3.53

Diluted
Net income available to common shareholders	$24,691	$16,875	$44,679	$35,116

Weighted average common shares outstanding for basic earnings per common share	11,101,854	9,854,306	11,136,068	9,901,990
Add: Dilutive effects of stock-based compensation awards	14,545	14,433	18,754	20,379
Average shares and dilutive potential common shares	11,116,399	9,868,739	11,154,822	9,922,369

Diluted earnings per common share	$2.21	$1.71	$3.99	$3.53
(1)	Participating securities are restricted stock awards whereby the stock certificates have been issued, are included in outstanding shares, receive dividends and can be voted, but have not vested.

NOTE 4 – SECURITIES

The following is a summary of available for sale securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
June 30, 2026
U.S. Treasury securities	$100,404	$14	$(1,298)	$99,120
Obligations of U.S. Government sponsored agencies	158,425	—	(3,702)	154,723
Obligations of states and political subdivisions	82,938	52	(4,698)	78,292
Mortgage-backed securities	143,449	4	(2,243)	141,210
Corporate notes	21,655	—	(429)	21,226
Total available for sale securities	$506,871	$70	$(12,370)	$494,571

December 31, 2025
Obligations of U.S. Government sponsored agencies	$23,226	$—	$(1,947)	$21,279
Obligations of states and political subdivisions	61,511	95	(4,187)	57,419
Mortgage-backed securities	71,384	337	(965)	70,756
Corporate notes	15,675	—	(707)	14,968
Total available for sale securities	$171,796	$432	$(7,806)	$164,422

The following is a summary of held to maturity securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
June 30, 2026
U.S. Treasury securities	$110,452	$549	$(910)	$110,091
Obligations of states and political subdivisions	3,609	—	—	3,609
Total held to maturity securities	$114,061	$549	$(910)	$113,700

December 31, 2025
U.S. Treasury securities	$101,331	$1,590	$(170)	$102,751
Obligations of states and political subdivisions	2,395	—	—	2,395
Total held to maturity securities	$103,726	$1,590	$(170)	$105,146

The following table shows the fair value and gross unrealized losses of securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		Greater Than 12 Months		Total
							Number
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	of
	Value	Losses	Value	Losses	Value	Losses	Securities

June 30, 2026 - Available for Sale
U.S. Treasury securities	$91,851	$(1,298)	$—	$—	$91,851	$(1,298)	10
Obligations of U.S. Government sponsored agencies	135,768	(1,741)	18,954	(1,961)	154,722	(3,702)	47
Obligations of states and political subdivisions	27,212	(375)	38,030	(4,323)	65,242	(4,698)	80
Mortgage-backed securities	117,813	(1,089)	22,976	(1,154)	140,789	(2,243)	110
Corporate notes	1,534	(1)	13,573	(428)	15,107	(429)	12
Totals	$374,178	$(4,504)	$93,533	$(7,866)	$467,711	$(12,370)	259

June 30, 2026 - Held to Maturity
U.S. Treasury securities	$58,886	$(664)	$15,690	$(246)	$74,576	$(910)	32

December 31, 2025 - Available for Sale
Obligations of U.S. Government sponsored agencies	$929	$(8)	$20,350	$(1,939)	$21,279	$(1,947)	24
Obligations of states and political subdivisions	—	—	45,131	(4,187)	45,131	(4,187)	55
Mortgage-backed securities	10,911	(45)	24,636	(920)	35,547	(965)	92
Corporate notes	—	—	13,801	(707)	13,801	(707)	9
Totals	$11,840	$(53)	$103,918	$(7,753)	$115,758	$(7,806)	180

December 31, 2025 - Held to Maturity
U.S. Treasury securities	$997	$—	$22,156	$(170)	$23,153	$(170)	12

As of June 30, 2026, and December 31, 2025, no allowance for credit losses has been recognized on available for sale securities in an unrealized loss position as the Company does not believe any of the debt securities are credit impaired. This is based on the Company’s analysis of the risk characteristics, including credit ratings, and other qualitative factors related to these securities. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. As of June 30, 2026, the Company did not intend to sell these securities and it was more likely than not that the Company would not be required to sell the debt securities before recovery of their amortized cost, which may be at maturity. The unrealized losses have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration.

Furthermore, based on its analysis the Company has determined that held to maturity securities have zero expected credit losses. U.S. Treasury securities have the full faith and credit backing of the United States Government.

The following is a summary of amortized cost and estimated fair value of securities by contractual maturity as of June 30, 2026. Contractual maturities will differ from expected maturities for mortgage-backed securities because borrowers may have the right to call or prepay obligations without penalties.

	Available for Sale		Held to Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$39,592	$39,494	$21,612	$21,575
Due after one year through 5 years	192,116	189,309	29,893	29,720
Due after 5 years through 10 years	96,468	92,521	62,556	62,405
Due after 10 years	35,246	32,037	—	—
Subtotal	363,422	353,361	114,061	113,700
Mortgage-backed securities	143,449	141,210	—	—
Total	$506,871	$494,571	$114,061	$113,700

As of June 30, 2026 and December 31, 2025, the carrying values of securities pledged to secure public deposits and for other purposes required or permitted by law were approximately $226.3 million and $249.7 million, respectively.

Sales of securities available for sale produced $8.9 million in proceeds with immaterial gross gains and losses for the six months ended June 30, 2026. There were no sales of securities available for sale during the three months ended June 30, 2026 or the three and six months ended June 30, 2025.

	2026	2025
Proceeds from sales of securities	$8,920	$—
Gross gains on sales	37	—
Gross losses on sales	(68)	—

NOTE 5 – LOANS, ALLOWANCE FOR CREDIT LOSSES, AND CREDIT QUALITY

The following table presents total loans by portfolio segment and class of loan as of June 30, 2026 and December 31, 2025:

	2026	2025
Commercial/industrial	$848,902	$647,552
Commercial real estate - owner occupied	1,094,527	881,037
Commercial real estate - non-owner occupied	705,518	492,635
Multi-family	452,338	402,622
Construction and development	242,077	215,599
Residential 1‑4 family	1,098,590	894,633
Consumer	60,389	54,618
Other	19,624	16,941
Subtotals	4,521,965	3,605,637
ACL - Loans	(56,029)	(44,374)
Loans, net of ACL - Loans	4,465,936	3,561,263
Deferred loan fees, net	(278)	(986)
Loans, net	$4,465,658	$3,560,277

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

The Company utilized the high-end range of the Federal Reserve Bank Open Market Committee forecast for national unemployment and the low-end range for national GDP growth at June 30, 2026 and December 31, 2025. As of June 30, 2026, the Company anticipates the national unemployment rate to rise nominally during the forecast period and the national GDP growth rate to decrease. The Company utilized long-term averages for the remaining loss drivers. There were no changes made to the qualitative factors applied to individual loan pools during the second quarter of 2026.

A roll forward of the ACL-Loans is summarized as follows:

	Three Months Ended		Six Months Ended		Year Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025	December 31, 2025
Beginning Balance	$57,067	$43,749	$44,374	$44,151	$44,151
ACL on loans acquired	-	-	12,826	-	-
Provision for credit losses	-	550	-	950	1,200
Charge-offs	(1,087)	(22)	(1,243)	(858)	(1,145)
Recoveries	49	15	72	49	168
Net charge-offs	(1,038)	(7)	(1,171)	(809)	(977)
Ending Balance	$56,029	$44,292	$56,029	$44,292	$44,374

A summary of the activity in the ACL - Loans by loan type for the six months ended June 30, 2026 is summarized as follows:

		Commercial	Commercial
		Real Estate -	Real Estate -		Construction
	Commercial /	Owner	Non - Owner	Multi-	and	Residential
	Industrial	Occupied	Occupied	Family	Development	1-4 Family	Consumer	Other	Total
ACL - Loans - January 1, 2026	$7,264	$9,691	$4,581	$4,088	$3,814	$13,644	$1,074	$218	$44,374
ACL - Loans on loans acquired	2,646	2,346	2,573	2,104	137	2,930	51	39	12,826
Charge-offs	(813)	—	—	—	—	(176)	(32)	(222)	(1,243)
Recoveries	35	—	—	—	—	6	2	29	72
Provision	(631)	730	301	(840)	114	35	21	270	—
ACL - Loans - June 30, 2026	$8,501	$12,767	$7,455	$5,352	$4,065	$16,439	$1,116	$334	$56,029

A summary of the activity in the ACL – Loans by loan type for the six months ended June 30, 2025 is summarized as follows:

		Commercial	Commercial
		Real Estate -	Real Estate -		Construction
	Commercial /	Owner	Non - Owner	Multi-	and	Residential
	Industrial	Occupied	Occupied	Family	Development	1-4 Family	Consumer	Other	Total
ACL - Loans - January 1, 2025	$6,737	$9,334	$5,213	$3,739	$5,223	$12,684	$1,084	$137	$44,151
Charge-offs	—	(802)	—	—	—	(1)	(30)	(25)	(858)
Recoveries	2	—	—	—	—	33	9	5	49
Provision	1	1,686	(246)	542	(724)	(377)	41	27	950
ACL - Loans - June 30, 2025	$6,740	$10,218	$4,967	$4,281	$4,499	$12,339	$1,104	$144	$44,292

In addition to the ACL-Loans, the Company has established an allowance for credit losses on unfunded commitments (“ACL-Unfunded Commitments”), classified in other liabilities on the consolidated balance sheets. This allowance is maintained to absorb losses arising from unfunded loan commitments, and is determined quarterly based on methodology similar to the methodology for determining the ACL-Loans. The ACL-Unfunded Commitments was $4.0 million and $3.0 million at June 30, 2026 and December 31, 2025, respectively. See Note 11 for further information on commitments.

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

	Three Months Ended		Six Months Ended		Year Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025	December 31, 2025
Provision for credit losses on:
Loans	$—	$550	$—	$950	$1,200
Unfunded Commitments	—	(350)	—	(350)	50
Total provision for credit losses	$—	$200	$—	$600	$1,250

The Company’s past due and non-accrual loans as of June 30, 2026 is summarized as follows:

		90 Days			Non-Accrual
	30-89 Days	or more			with no
	Past Due	Past Due	Non-		related
	Accruing	and Accruing	Accrual	Total	allowance
Commercial/industrial	$1,955	$42	$1,983	$3,980	$208
Commercial real estate - owner occupied	1,317	1,319	6,054	8,690	—
Commercial real estate - non-owner occupied	3,640	741	—	4,381	—
Multi-family	—	—	12,075	12,075	—
Construction and development	338	—	—	338	—
Residential 1‑4 family	2,950	997	1,479	5,426	1,435
Consumer	210	123	143	476	143
Other	—	—	585	585	—
	$10,410	$3,222	$22,319	$35,951	$1,786

The Company’s past due and non-accrual loans as of December 31, 2025 is summarized as follows:

		90 Days			Non-Accrual
	30-89 Days	or more			with no
	Past Due	Past Due	Non-		related
	Accruing	and Accruing	Accrual	Total	allowance
Commercial/industrial	$894	$—	$1,754	$2,648	$137
Commercial real estate - owner occupied	337	2,791	2,330	5,458	—
Commercial real estate - non-owner occupied	974	—	—	974	—
Multi-family	—	—	—	—	—
Construction and development	719	1	—	720	—
Residential 1‑4 family	3,198	425	1,643	5,266	1,642
Consumer	277	25	79	381	79
Other	—	—	—	—	—
	$6,399	$3,242	$5,806	$15,447	$1,858

Interest recognized on non-accrual loans is considered immaterial to the consolidated financial statements for the six months ended June 30, 2026 and 2025.

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

	Collateral Type
As of June 30, 2026		Other		Without an	With an	Allowance
	Real Estate	Business Assets	Total	Allowance	Allowance	Allocation
Commercial/industrial	$—	$1,775	$1,775	$—	$1,775	$1,528
Commercial real estate - owner occupied	6,054	—	6,054	1,622	4,432	752
Commercial real estate - non-owner occupied	2,172	—	2,172	—	2,172	855
Multi-family	12,083	—	12,083	—	12,083	1,041
Construction and development	—	—	—	—	—	—
Residential 1‑4 family	43	—	43	43	—	—
Consumer	—	—	—	—	—	—
Other	—	687	687	—	687	103
Total Loans	$20,352	$2,462	$22,814	$1,665	$21,149	$4,279

Collateral Type
As of December 31, 2025		Other		Without an	With an	Allowance
	Real Estate	Business Assets	Total	Allowance	Allowance	Allocation
Commercial/industrial	$—	$1,618	$1,618	$—	$1,618	$1,611
Commercial real estate - owner occupied	5,121	—	5,121	2,791	2,330	594
Commercial real estate - non-owner occupied	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Construction and development	—	—	—	—	—	—
Residential 1‑4 family	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total Loans	$5,121	$1,618	$6,739	$2,791	$3,948	$2,205

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

	Amortized Cost Basis by Origination Year
As of June 30, 2026								Revolving
	2026	2025	2024	2023	2022	Prior	Revolving	to Term	Total
Commercial/industrial
Grades 1-4	$81,807	$105,603	$45,642	$37,014	$42,927	$84,128	$224,259	$-	$621,380
Grade 5	10,586	35,646	9,109	9,747	3,695	12,707	73,323	-	154,813
Grade 6	-	4,866	6,174	-	39,290	150	2,412	-	52,892
Grade 7	221	596	1,823	1,294	1,142	8,513	6,228	-	19,817
Grade 8	-	-	-	-	-	-	-	-	-
Total	$92,614	$146,711	$62,748	$48,055	$87,054	$105,498	$306,222	$-	$848,902
Current-period gross charge-offs	$-	$-	$-	$-	$-	$813	$-	$-	$813
Commercial real estate - owner occupied
Grades 1-4	$59,697	$91,559	$117,514	$63,478	$103,635	$356,788	$24,534	$-	$817,205
Grade 5	8,524	59,369	43,508	20,146	17,690	59,210	1,106	-	209,553
Grade 6	-	850	5,399	-	3,986	10,814	-	-	21,049
Grade 7	-	7,306	3,057	3,142	12,874	19,595	746	-	46,720
Grade 8	-	-	-	-	-	-	-	-	-
Total	$68,221	$159,084	$169,478	$86,766	$138,185	$446,407	$26,386	$-	$1,094,527
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied
Grades 1-4	$42,550	$64,626	$39,446	$62,717	$82,174	$287,857	$15,731	$-	$595,101
Grade 5	21,093	7,837	5,442	3,362	7,217	29,077	146	-	74,174
Grade 6	-	-	188	5,670	-	13,117	320	-	19,295
Grade 7	-	-	-	399	604	15,945	-	-	16,948
Grade 8	-	-	-	-	-	-	-	-	-
Total	$63,643	$72,463	$45,076	$72,148	$89,995	$345,996	$16,197	$-	$705,518
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Multi-family
Grades 1-4	$11,452	$25,135	$3,223	$48,307	$71,454	$248,351	$2,584	$-	$410,506
Grade 5	-	-	760	21,832	744	6,407	-	-	29,743
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	-	-	12,089	-	-	-	-	-	12,089
Grade 8	-	-	-	-	-	-	-	-	-
Total	$11,452	$25,135	$16,072	$70,139	$72,198	$254,758	$2,584	$-	$452,338
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Construction and development
Grades 1-4	$19,769	$94,208	$18,040	$15,730	$25,298	$15,218	$4,628	$-	$192,891
Grade 5	1,866	17,054	17,283	11,944	-	-	-	-	48,147
Grade 6	-	338	-	-	-	-	-	-	338
Grade 7	-	-	-	-	-	701	-	-	701
Grade 8	-	-	-	-	-	-	-	-	-
Total	$21,635	$111,600	$35,323	$27,674	$25,298	$15,919	$4,628	$-	$242,077
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Residential 1‑4 family
Grades 1-4	$49,411	$90,295	$76,373	$97,734	$186,454	$415,716	$156,345	$-	$1,072,328
Grade 5	1,233	6,866	2,028	1,842	2,482	1,519	1,985	-	17,955
Grade 6	-	-	-	175	-	-	890	-	1,065
Grade 7	-	106	2	127	2,275	3,719	1,013	-	7,242
Grade 8	-	-	-	-	-	-	-	-	-
Total	$50,644	$97,267	$78,403	$99,878	$191,211	$420,954	$160,233	$-	$1,098,590
Current-period gross charge-offs	$-	$-	$13	$-	$-	$163	$-	$-	$176
Consumer
Grades 1-4	$14,906	$16,346	$12,325	$7,214	$3,141	$5,522	$677	$-	$60,131
Grade 5	-	-	-	-	-	-	-	-	-
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	104	8	69	46	10	21	-	-	258
Grade 8	-	-	-	-	-	-	-	-	-
Total	$15,010	$16,354	$12,394	$7,260	$3,151	$5,543	$677	$-	$60,389
Current-period gross charge-offs	$-	$-	$32	$-	$-	$-	$-	$-	$32
Other
Grades 1-4	$1,331	$488	$2,030	$487	$357	$9,615	$301	$-	$14,609
Grade 5	-	3,681	-	-	-	401	347	-	4,429
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	-	-	-	111	14	-	461	-	586
Grade 8	-	-	-	-	-	-	-	-	-
Total	$1,331	$4,169	$2,030	$598	$371	$10,016	$1,109	$-	$19,624
Current-period gross charge-offs	$-	$2	$-	$11	$-	$-	$209	$-	$222

Total Loans	$324,550	$632,783	$421,524	$412,518	$607,463	$1,605,091	$518,036	$-	$4,521,965
Total current-period gross charge-offs	$-	$2	$45	$11	$-	$976	$209	$-	$1,243

	Amortized Cost Basis by Origination Year
As of December 31, 2025								Revolving
	2025	2024	2023	2022	2021	Prior	Revolving	to Term	Total
Commercial/industrial
Grades 1-4	$114,479	$62,065	$42,402	$48,707	$38,384	$46,256	$116,076	$-	$468,369
Grade 5	36,459	7,301	7,241	3,059	4,538	3,282	46,643	-	108,523
Grade 6	4,919	6,622	435	40,958	-	-	3,236	-	56,170
Grade 7	180	94	644	215	4,772	4,147	4,438	-	14,490
Grade 8	-	-	-	-	-	-	-	-	-
Total	$156,037	$76,082	$50,722	$92,939	$47,694	$53,685	$170,393	$-	$647,552
Current-period gross charge-offs	$-	$-	$222	$21	$-	$-	$-	$-	$243
Commercial real estate - owner occupied
Grades 1-4	$56,839	$88,734	$47,080	$93,492	$121,105	$203,633	$25,080	$-	$635,963
Grade 5	54,267	47,403	20,150	14,008	29,065	33,682	768	-	199,343
Grade 6	1,963	1,336	-	4,042	2,078	1,772	-	-	11,191
Grade 7	6,167	960	1,443	988	5,454	19,328	200	-	34,540
Grade 8	-	-	-	-	-	-	-	-	-
Total	$119,236	$138,433	$68,673	$112,530	$157,702	$258,415	$26,048	$-	$881,037
Current-period gross charge-offs	$-	$802	$-	$-	$-	$-	$-	$-	$802
Commercial real estate - non-owner occupied
Grades 1-4	$50,036	$31,783	$51,896	$57,947	$110,640	$110,192	$8,464	$-	$420,958
Grade 5	7,466	19,428	3,502	3,878	13,134	16,677	685	-	64,770
Grade 6	-	-	-	425	393	-	-	-	818
Grade 7	-	-	-	-	5,753	336	-	-	6,089
Grade 8	-	-	-	-	-	-	-	-	-
Total	$57,502	$51,211	$55,398	$62,250	$129,920	$127,205	$9,149	$-	$492,635
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate - multi-family
Grades 1-4	$23,407	$3,101	$37,493	$61,885	$97,100	$142,757	$479	$-	$366,222
Grade 5	-	767	21,924	758	-	-	-	-	23,449
Grade 6	-	12,951	-	-	-	-	-	-	12,951
Grade 7	-	-	-	-	-	-	-	-	-
Grade 8	-	-	-	-	-	-	-	-	-
Total	$23,407	$16,819	$59,417	$62,643	$97,100	$142,757	$479	$-	$402,622
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Construction and development
Grades 1-4	$78,556	$25,539	$18,880	$27,815	$8,407	$6,877	$2,419	$-	$168,493
Grade 5	16,830	16,849	12,449	-	-	136	120	-	46,384
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	-	-	-	-	-	722	-	-	722
Grade 8	-	-	-	-	-	-	-	-	-
Total	$95,386	$42,388	$31,329	$27,815	$8,407	$7,735	$2,539	$-	$215,599
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Residential 1‑4 family
Grades 1-4	$87,038	$82,270	$75,340	$151,412	$146,848	$200,686	$125,733	$-	$869,327
Grade 5	4,750	2,508	1,935	3,042	685	1,152	725	-	14,797
Grade 6	-	-	178	1,610	-	171	1,250	-	3,209
Grade 7	108	113	170	1,069	617	3,690	1,533	-	7,300
Grade 8	-	-	-	-	-	-	-	-	-
Total	$91,896	$84,891	$77,623	$157,133	$148,150	$205,699	$129,241	$-	$894,633
Current-period gross charge-offs	$-	$-	$-	$-	$-	$1	$-	$-	$1
Consumer
Grades 1-4	$22,082	$14,613	$8,133	$4,344	$1,935	$2,930	$439	$-	$54,476
Grade 5	-	-	-	-	-	-	-	-	-
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	9	80	16	3	4	30	-	-	142
Grade 8	-	-	-	-	-	-	-	-	-
Total	$22,091	$14,693	$8,149	$4,347	$1,939	$2,960	$439	$-	$54,618
Current-period gross charge-offs	$-	$8	$21	$13	$-	$-	$-	$-	$42
Other
Grades 1-4	$347	$950	$91	$309	$20	$9,797	$642	$-	$12,156
Grade 5	3,818	-	-	-	412	-	408	-	4,638
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	-	-	127	20	-	-	-	-	147
Grade 8	-	-	-	-	-	-	-	-	-
Total	$4,165	$950	$218	$329	$432	$9,797	$1,050	$-	$16,941
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$57	$-	$57

Total Loans	$569,720	$425,467	$351,529	$519,986	$591,344	$808,253	$339,338	$-	$3,605,637
Total current-period gross charge-offs	$-	$810	$243	$34	$-	$1	$57	$-	$1,145

Loans that were both experiencing financial difficulty and were modified during the six months ended June 30, 2026 and 2025, were insignificant to these consolidated financial statements.

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

Following is an analysis of activity in the MSR asset:

	Six Months Ended	Year Ended
	June 30, 2026	December 31, 2025
Fair value at beginning of period	$13,650	$13,369

Servicing asset additions	1,427	1,954
Loan payments and payoffs	(1,553)	(2,071)
Changes in valuation inputs and assumptions used in the valuation model	742	398
Amount recognized through earnings	616	281
MSR asset acquired	3,753	—
Fair value at end of period	$18,019	$13,650

Unpaid principal balance of loans serviced for others	$1,551,003	$1,202,991
Mortgage servicing rights as a percent of loans serviced for others	1.16	1.13

The primary economic assumptions utilized by the Company in measuring the value of MSRs were constant prepayment speeds of 8.0% and 8.5% and discount rates of 10.14% and 10.17% as of June 30, 2026 and December 31, 2025, respectively. The constant prepayment speeds are obtained from publicly available sources for each of the loan programs the Company originates under.

NOTE 7 – NOTES PAYABLE

The Company utilizes FHLB advances to fund liquidity. The Company had outstanding balances borrowed from the FHLB of $80.0 million and $110.0 million at June 30, 2026 and December 31, 2025, respectively. The advances, rate, and maturities of FHLB advances were as follows:

			June 30,	December 31,
	Maturity	Rate	2026	2025
Fixed rate, fixed term	03/23/2026	4.02%	—	10,000
Fixed rate, fixed term	05/26/2026	1.95%	—	5,000
Fixed rate, fixed term	06/29/2026	4.77%	—	15,000
Fixed rate, fixed term	03/23/2027	3.91%	10,000	10,000
Fixed rate, fixed term	06/28/2027	4.57%	15,000	15,000
Fixed rate, fixed term	03/23/2028	3.85%	10,000	10,000
Fixed rate, fixed term	07/05/2028	4.41%	20,000	20,000
Fixed rate, fixed term	07/09/2029	4.31%	25,000	25,000
			80,000	110,000
Adjustment due to purchase accounting			—	(34)
			$80,000	$109,966

Future maturities of borrowings were as follows:

	June 30,	December 31,
	2026	2025
1 year or less	$25,000	$30,000
1 to 2 years	10,000	25,000
2 to 3 years	20,000	30,000
3 to 4 years	25,000	25,000
4 to 5 years	—	—
Over 5 years	—	—
	$80,000	$110,000

As of June 30, 2026, the Company had borrowing availability at the FHLB totaling $579.4 million in addition to the existing borrowings noted in the tables above. The Company has also issued $35.8 million in letters of credit through the FHLB with expiration dates through November 2026.

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

NOTE 8 – SUBORDINATED NOTES AND JUNIOR SUBORDINATED DEBENTURES

During July 2020, the Company entered into subordinated note agreements with two separate commercial banks. The Company had through December 31, 2020, to borrow funds up to a maximum availability of $6.0 million under each agreement, or $12.0 million total. These notes were issued with 10-year maturities, carried interest at a fixed rate of 5.0% through June 30, 2025, and carry a variable rate thereafter, payable quarterly. These notes became callable by the Company on January 1, 2026 and qualify for Tier 2 capital for regulatory purposes. The Company had outstanding balances of $6.0 million under these agreements at June 30, 2026 and December 31, 2025.

During August 2022, the Company entered into subordinated note agreements with an individual. The Company had outstanding balances of $6.0 million under these agreements as of June 30, 2026 and December 31, 2025. These notes were issued with 10-year maturities, carry interest at a fixed rate of 5.25% through August 6, 2027, and at a variable rate thereafter, payable quarterly. These notes are callable on or after August 6, 2027 and qualify for Tier 2 capital for regulatory purposes.

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

Under regulatory guidance for non-advanced approaches institutions, the Bank and Company are required to maintain minimum amounts and ratios of common equity Tier I capital to risk-weighted assets, including an additional conservation buffer determined by banking regulators. As of June 30, 2026 and December 31, 2025, this buffer was 2.5%. The Bank met all capital adequacy requirements to which they are subject as of June 30, 2026 and December 31, 2025.

Actual and required capital amounts and ratios are presented below at period-end:

							To Be Well
					Minimum Capital		Capitalized Under
			For Capital		Adequacy with		Prompt Corrective
	Actual		Adequacy Purposes		Capital Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2026
Total capital (to risk-weighted assets):
Company	$619,697	12.85%	$385,927	8.00%	$506,529	10.50%	NA	NA
Bank	$582,216	12.08%	$385,527	8.00%	$506,004	10.50%	$481,909	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$547,387	11.35%	$289,445	6.00%	$410,048	8.50%	NA	NA
Bank	$526,502	10.93%	$289,145	6.00%	$409,622	8.50%	$385,527	8.00%
Common Equity Tier 1 capital (to risk-weighted assets):
Company	$539,887	11.19%	$217,084	4.50%	$337,686	7.00%	NA	NA
Bank	$526,502	10.93%	$216,859	4.50%	$337,336	7.00%	$313,241	6.50%
Tier 1 capital (to average assets):
Company	$547,387	9.64%	$227,128	4.00%	$227,128	4.00%	NA	NA
Bank	$526,502	9.27%	$227,125	4.00%	$227,125	4.00%	$283,906	5.00%
December 31, 2025
Total capital (to risk-weighted assets):
Company	$515,461	13.80%	$298,764	8.00%	$392,128	10.50%	NA	NA
Bank	$460,199	12.33%	$298,541	8.00%	$391,835	10.50%	$373,177	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$460,067	12.32%	$224,073	6.00%	$317,437	8.50%	NA	NA
Bank	$416,805	11.17%	$223,906	6.00%	$317,200	8.50%	$298,541	8.00%
Common Equity Tier 1 capital (to risk-weighted assets):
Company	$460,067	12.32%	$168,055	4.50%	$261,419	7.00%	NA	NA
Bank	$416,805	11.17%	$167,929	4.50%	$261,224	7.00%	$242,565	6.50%
Tier 1 capital (to average assets):
Company	$460,067	10.87%	$169,339	4.00%	$169,339	4.00%	NA	NA
Bank	$416,805	9.85%	$169,277	4.00%	$169,277	4.00%	$211,597	5.00%

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate-lock commitments). Rate-lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements and for fixed rate commitments also considers the difference between current levels of interest rates and committed rates. The notional amount of rate-lock commitments at June 30, 2026 and December 31, 2025 was approximately $19.8 million and $16.9 million, respectively. The fair value of these rate-lock commitments are not material to these financial statements.

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

The following commitments were outstanding:

	Notional Amount
	June 30, 2026	December 31, 2025

Commitments to extend credit:
Fixed	$52,628	$41,721
Variable	912,739	723,821
Credit card arrangements	26,231	26,217
Letters of credit	13,693	11,708

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

Information regarding the fair value of assets measured at fair value on a recurring basis is as follows:

	Instruments	Markets	Other	Significant
	Measured	for Identical	Observable	Unobservable
	At Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2026
Assets
Securities available for sale
U.S. Treasury securities	$99,120	$99,120	$—	$—
Obligations of U.S. Government sponsored agencies	154,723	—	154,723	—
Obligations of states and political subdivisions	78,292	—	78,292	—
Mortgage-backed securities	141,210	—	141,210	—
Corporate notes	21,226	—	21,226	—
Mortgage servicing rights	18,019	—	18,019	—

December 31, 2025
Assets
Securities available for sale
Obligations of U.S. Government sponsored agencies	$21,279	$—	$21,279	$—
Obligations of states and political subdivisions	57,419	—	57,419	—
Mortgage-backed securities	70,756	—	70,756	—
Corporate notes	14,968	—	14,968	—
Mortgage servicing rights	13,650	—	13,650	—

There were no assets measured on a recurring basis using significant unobservable inputs (Level 3) during these periods. Furthermore, there were no liabilities measured on a recurring basis during the periods.

Information regarding the fair value of assets measured at fair value on a non-recurring basis is as follows:

		Quoted Prices
		In Active	Significant
	Assets	Markets	Other	Significant
	Measured	for Identical	Observable	Unobservable
	At Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2026
OREO	$2,420	$—	$—	$2,420
Loans individually evaluated, net of reserve	16,870	—	—	16,870
	$19,290	$—	$—	$19,290

December 31, 2025
Loans individually evaluated, net of reserve	$1,743	$—	$—	$1,743

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

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets:

				Weighted
		Unobservable	Range of	Average
	Valuation Technique	Inputs	Discounts	Discount
As of June 30, 2026
OREO	Third party appraisals, sales contracts or brokered price options	Collateral discounts and estimated costs to sell	0%	0%
Loans individually evaluated	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 99%	19%

As of December 31, 2025
Loans individually evaluated	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 99%	33%

The carrying value and estimated fair value of financial instruments not measured and reported at fair value on a recurring or non-recurring basis at June 30, 2026 and December 31, 2025 are as follows:

	Carrying
June 30, 2026	amount	Level 1	Level 2	Level 3	Total

Financial assets:
Cash and cash equivalents	$266,523	$266,523	$—	$—	$266,523
Securities held to maturity	114,061	110,091	3,609	—	113,700
Loans held for sale	4,843	—	4,843	—	4,843
Loans, net	4,465,658	—	—	4,353,495	4,353,495
Other investments	30,563	—	—	30,563	30,563
Financial liabilities:
Deposits	$4,987,582	$—	$—	$4,546,758	$4,546,758
Notes payable	80,000	—	80,000	—	80,000
Subordinated notes	16,596	—	16,596	—	16,596
Junior subordinated debentures	8,250	—	8,250	—	8,250

	Carrying
December 31, 2025	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$243,207	$243,207	$—	$—	$243,207
Securities held to maturity	103,726	102,751	2,395	—	105,146
Loans held for sale	6,243	—	6,243	—	6,243
Loans, net	3,560,277	—	—	3,447,489	3,447,489
Other investments	23,613	—	—	23,613	23,613
Financial liabilities:
Deposits	$3,695,787	$—	$—	$3,466,151	$3,466,151
Notes payable	109,966	—	109,966	—	109,966
Subordinated notes	12,000	—	12,000	—	12,000

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

NOTE 13 – STOCK BASED COMPENSATION

The Company has made restricted share grants pursuant to the Bank First Corporation 2011 Equity Plan and the Bank First Corporation 2020 Equity Plan, which replaced the 2011 Plan. The purpose of the Plan is to provide financial incentives for selected employees and for the non-employee Directors of the Company, thereby promoting the long-term growth and financial success of the Company. The number of shares of Company stock that may be issued pursuant to awards under the 2020 Plan shall not exceed, in the aggregate, 700,000. As of June 30, 2026, 150,837 shares of Company stock have been awarded under the 2020 Plan. Compensation expense for restricted stock is based on the fair value of the awards of Bank First Corporation common stock at the time of grant. The value of restricted stock grants that are expected to vest is amortized into expense over the vesting periods. For the three months ended June 30, 2026 and 2025, compensation expense of $0.6 million and $0.5 million, respectively, was recognized related to restricted stock awards. For the six months ended June 30, 2026 and 2025, compensation expense of $1.2 million and $1.0 million, respectively, was recognized related to restricted stock awards.

As of June 30, 2026, there was $4.4 million of unrecognized compensation cost related to non-vested restricted stock awards granted under the plan. That cost is expected to be recognized over a weighted average period of 2.3 years. The aggregate grant date fair value of restricted stock awards that vested during the six months ended June 30, 2026, was approximately $2.2 million.

	For the period ended		For the period ended
	June 30, 2026		June 30, 2025
		Weighted-		Weighted-
		Average Grant-		Average Grant-
	Shares	Date Fair Value	Shares	Date Fair Value
Restricted Stock
Outstanding at beginning of period	46,727	$94.77	52,634	$79.27
Granted	26,267	133.50	23,616	105.76
Vested	(24,406)	91.96	(28,290)	75.74
Forfeited or cancelled	(557)	97.55	(1,233)	80.17
Outstanding at end of period	48,031	$117.35	46,727	$94.77

re

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2025, included in our Annual Report and with our unaudited condensed accompanying notes set forth in this Quarterly Report on Form 10-Q for the quarterly period June 30, 2026.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report are forward-looking statements within the meaning of and subject to the safe harbor protections of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements relating to the Company’s assets, business, cash flows, condition (financial or otherwise), credit quality, financial performance, liquidity, short and long-term performance goals, prospects, results of operations, strategic initiatives, potential future acquisitions, disposition and other growth opportunities. These statements, which are based upon certain assumptions and estimates and describe the Company’s future plans, results, strategies and expectations, can generally be identified by the use of the words and phrases “may,” “will,” “should,” “could,” “would,” “goal,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target,” “aim,” “predict,” “continue,” “seek,” “projection” and other variations of such words and phrases and similar expressions. These forward-looking statements are not historical facts, and are based upon current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond the Company’s control. The inclusion of these forward-looking statements should not be regarded as a representation by the Company or any other person that such expectations, estimates and projections will be achieved. Accordingly, the Company cautions investors that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict and that are beyond the Company’s control. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable as of the date of this report, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statement in this report including, without limitation, the risks and other factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 and the Company’s Registration Statements under the captions “Cautionary Note Regarding Forward-Looking Statements” and “Risk factors.” Many of these factors are beyond the Company’s ability to control or predict. If one or more events related to these or other risks or uncertainties materialize, or if the Company’s underlying assumptions prove to be incorrect, actual results may differ materially from the forward-looking statements. Accordingly, investors should not place undue reliance on any such forward-looking statements. Any forward-looking statements speaks only as of the date of this report, and the Company does not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law. New risks and uncertainties may emerge from time to time, and it is not possible for the Company to predict their occurrence or how they will affect the Company.

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors discussed elsewhere in this Quarterly Report on Form 10-Q and the following:

●	the risks related to the proposed merger of PSB Holdings, Inc. (“Peoples”) with the Company (the “Proposed Merger”) and expectations with regard to the benefits of the Proposed Merger, without limitation: (a) the risk that the cost savings and any revenue synergies from the Proposed Merger is less than or different from expectations, (b) disruption from the Proposed Merger with customer, supplier, or employee relationships, (c) the occurrence of any event, change, or other circumstances that could give rise to the termination of the Agreement and Plan of Merger by and between the Company and Peoples, (d) the failure to obtain necessary regulatory approvals for the Proposed Merger, (e) the failure to obtain the approval of the Peoples’ shareholders in connection with the Proposed Merger, (f) the possibility that the costs, fees, expenses and charges related to the Proposed Merger may be greater than anticipated, including as a result of unexpected or unknown factors, events, or liabilities, (g) the failure of the conditions to the Proposed Merger to be satisfied, (h) the risks related to the integration of the combined businesses, including the risk that the integration will be materially delayed or will be more costly or difficult than expected, (i) the diversion of management time on merger-related issues, (j) the ability of the Company to effectively manage the larger and more complex operations of the combined company following the Proposed Merger, (k) the risks associated with the Company's pursuit of future acquisitions, (l) the risk of expansion into new geographic or product markets, (m) reputational risk and the reaction of the parties’ customers to the Proposed Merger, (n) the Company's ability to successfully execute its various business strategies, including its ability to execute on potential acquisition opportunities, (o) the risk of potential litigation or regulatory action related to the Proposed Merger, and (p) general competitive, economic, political, and market conditions; and

●	risks relating to bank acquisitions, including the recent acquisition of Centre 1 Bancorp, including, without limitation; the diversion of management’s time on issues related to the integration; unexpected transaction costs, including the costs of integrating operations; the risks that the businesses will not be integrated successfully or that such integration may be more difficult, time-consuming or costly than expected; the potential failure to fully or timely realize expected revenues and revenue synergies, including as the result of revenues following acquisitions being lower than expected; the risk of deposit and customer attrition; regulatory enforcement and litigation risk; any changes in deposit mix; unexpected operating and other costs, which may differ or change from expectations; the risks of customer and employee loss and business disruptions, including, without limitation, as the result of difficulties in maintaining relationships with employees; increased competitive pressures and solicitations of customers by competitors; as well as the difficulties and risks inherent with entering new markets.

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

On January 1, 2026, the Company consummated its merger with Centre pursuant to the Agreement and Plan of Bank Merger, dated as of July 17, 2025, by and among the Company and Centre, whereby Centre was merged with and into the Company, and First National Bank and Trust, Centre’s wholly owned banking subsidiary, was merged with and into the Bank. Eleven branches of First National Bank and Trust opened on January 2, 2026, operating under the First National Bank and Trust name as a division of Bank First, expanding the Bank’s presence in Rock County in Wisconsin and Winnebago County in Illinois. These branches were rebranded under the Bank First name when the core systems were consolidated during the second quarter of 2026.

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

On May 19, 2026, the Company entered into an Agreement and Plan of Merger with Peoples, pursuant to which Peoples will merge with and into the Company and Peoples banking subsidiary, Peoples State Bank, will merge with and into the Bank. The transaction is expected to close during the fourth quarter of 2026 and is subject to, among other items, approval by the shareholders of Peoples and regulatory agencies. Merger consideration will consist of 100% common stock of the Company, and will total approximately $202.9 million, subject to the fair market value of the Company's common stock on the date of closing. Based on combined results as of June 30, 2026, the merged entity would have total assets of approximately $7.5 billion, loans of approximately $5.6 billion, and deposits of approximately $6.2 billion.

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

The following tables present certain selected historical consolidated financial data as of the dates or for the period indicated:

	At or for the Three Months Ended					At or for the Six Months Ended
(In thousands, except per share data)	6/30/2026	3/31/2026	12/31/2025	9/30/2025	6/30/2025	6/30/2026	6/30/2025

Results of Operations:
Interest income	$75,719	$73,605	$56,636	$55,456	$54,575	$149,324	$109,623
Interest expense	20,686	20,389	16,470	17,203	17,873	41,075	36,384
Net interest income	55,033	53,216	40,166	38,253	36,702	108,249	73,239
Provision for credit losses	—	—	—	650	200	—	600
Net interest income after provision for credit losses	55,033	53,216	40,166	37,603	36,502	108,249	72,639
Noninterest income	10,002	10,532	4,758	5,953	4,921	20,534	11,509
Noninterest expense	34,400	39,056	22,012	21,086	20,756	73,456	41,360
Income before income tax expense	30,635	24,692	22,912	22,470	20,667	55,327	42,788
Income tax expense	5,944	4,704	4,522	4,480	3,792	10,648	7,672
Net income	$24,691	$19,988	$18,390	$17,990	$16,875	$44,679	$35,116

Earnings per common share - basic	$2.21	$1.78	$1.87	$1.83	$1.71	$3.99	$3.53
Earnings per common share - diluted	2.21	1.78	1.87	1.83	1.71	3.99	3.53

Common Shares:
Basic weighted average	11,101,854	11,168,335	9,787,840	9,787,275	9,854,306	11,136,068	9,901,990
Diluted weighted average	11,116,399	11,187,262	9,814,225	9,808,694	9,868,739	11,154,822	9,922,369
Outstanding	11,079,310	11,222,442	9,834,623	9,834,083	9,833,476	11,079,310	9,833,476

Noninterest income / noninterest expense:
Service charges	$4,102	$4,690	$2,255	$2,106	$2,053	$8,792	$4,064
Income from Ansay	866	975	267	1,314	1,153	1,841	2,334
Loan servicing income	954	955	747	736	733	1,909	1,465
Valuation adjustment on mortgage servicing rights	534	82	(45)	250	(99)	616	76
Net gain on sales of mortgage loans	661	1,076	649	482	338	1,737	672
Trust and wealth management	1,620	1,575	26	14	16	3,195	33
Other noninterest income	1,265	1,179	859	1,051	727	2,444	2,865
Total noninterest income	$10,002	$10,532	$4,758	$5,953	$4,921	$20,534	$11,509

Personnel expense	$16,822	$21,789	$10,565	$10,498	$10,427	$38,611	$21,412
Occupancy, equipment and office	2,639	2,556	2,769	1,567	1,922	5,195	3,513
Data processing	4,045	3,410	2,685	2,506	2,620	7,455	5,064
Postage, stationery and supplies	843	439	309	165	270	1,282	510
Net gain on sales and valuations of other real estate owned	(28)	(191)	—	—	(159)	(219)	(159)
Net loss on sales of securities	—	31	—	—	—	31	—
Advertising	147	83	(28)	78	61	230	126
Charitable contributions	317	240	79	143	274	557	750
Federal deposit insurance	849	716	510	540	630	1,565	1,260
Outside service fees	1,990	2,400	1,490	1,818	1,135	4,390	1,923
Amortization of intangibles	2,547	2,572	1,204	1,228	1,273	5,119	2,571
Other noninterest expense	4,229	5,011	2,429	2,543	2,303	9,240	4,390
Total noninterest expense	$34,400	$39,056	$22,012	$21,086	$20,756	$73,456	$41,360

Period-end balances:
Cash and cash equivalents	$266,523	$398,638	$243,207	$126,184	$120,328	$266,523	$120,328
Investment securities available-for-sale, at fair value	494,571	483,235	164,422	167,125	167,209	494,571	167,209
Investment securities held-to-maturity, at cost	114,061	117,929	103,726	106,823	109,854	114,061	109,854
Loans	4,521,687	4,515,626	3,604,651	3,629,663	3,580,357	4,521,687	3,580,357
Allowance for credit losses - loans	(56,029)	(57,067)	(44,374)	(44,501)	(44,292)	(56,029)	(44,292)
Premises and equipment	96,066	93,140	79,217	78,027	75,667	96,066	75,667
Goodwill and other intangibles, net	288,342	291,908	191,306	192,510	193,738	288,342	193,738
Mortgage Servicing Rights	18,019	17,484	13,650	13,696	13,445	18,019	13,445
Other Assets	204,272	208,120	150,290	150,884	148,776	204,272	148,776
Total assets	5,947,512	6,069,013	4,506,095	4,420,411	4,365,082	5,947,512	4,365,082

Deposits	4,987,582	5,086,816	3,695,787	3,538,761	3,595,424	4,987,582	3,595,424
Borrowings	104,846	124,845	121,966	221,941	121,915	104,846	121,915
Other liabilities	35,774	37,499	44,506	31,584	35,410	35,774	35,410
Total liabilities	5,128,202	5,249,160	3,862,259	3,792,286	3,752,749	5,128,202	3,752,749

Stockholders’ equity	819,310	819,853	643,836	628,125	612,333	819,310	612,333

Book value per common share	73.95	73.05	65.47	63.87	62.27	73.95	62.27
Tangible book value per common share (1)	47.92	47.04	46.01	44.30	42.57	47.92	42.57

	At or for the Three Months Ended					At or for the Six Months Ended
(In thousands, except per share data)	6/30/2026	3/31/2026	12/31/2025	9/30/2025	6/30/2025	6/30/2026	6/30/2025

Average balances:
Loans	$4,514,298	$4,560,355	$3,615,930	$3,600,259	$3,560,945	$4,537,199	$3,551,522
Interest-earning assets	5,388,799	5,489,866	4,019,999	3,948,304	4,006,981	5,439,052	4,053,653
Total assets	5,966,393	6,052,695	4,421,837	4,350,555	4,407,112	6,010,116	4,452,748
Deposits	4,983,283	5,043,273	3,602,826	3,573,341	3,596,755	5,013,111	3,634,190
Interest-bearing liabilities	3,608,897	3,750,264	2,732,417	2,709,808	2,762,544	3,637,987	2,799,658
Goodwill and other intangibles, net	290,473	292,757	192,061	193,250	194,503	291,609	195,124
Stockholders’ equity	819,933	801,987	636,418	620,153	623,861	811,009	634,724

Financial ratios (2):
Return on average assets	1.66%	1.34%	1.65%	1.64%	1.54%	1.50%	1.59%
Return on average common equity	12.08%	10.11%	11.46%	11.51%	10.85%	11.11%	11.16%
Average equity to average assets	13.74%	13.25%	14.39%	14.25%	14.16%	13.49%	14.25%
Stockholders’ equity to assets	13.78%	13.51%	14.29%	14.21%	14.03%	13.78%	14.03%
Tangible equity to tangible assets (1)	9.38%	9.14%	10.49%	10.30%	10.04%	9.38%	10.04%
Loan yield	5.98%	5.77%	5.81%	5.76%	5.66%	5.88%	5.67%
Earning asset yield	5.67%	5.47%	5.63%	5.61%	5.50%	5.57%	5.50%
Cost of funds	2.30%	2.20%	2.39%	2.52%	2.59%	2.28%	2.62%
Net interest margin, taxable equivalent	4.13%	3.96%	4.01%	3.88%	3.72%	4.04%	3.69%
Net loan charge-offs to average loans	0.09%	0.01%	0.01%	—%	—%	0.05%	0.05%
Nonperforming loans to total loans	0.56%	0.60%	0.25%	0.38%	0.38%	0.56%	0.38%
Nonperforming assets to total assets	0.47%	0.50%	0.20%	0.31%	0.31%	0.47%	0.31%
Allowance for credit losses - loans to total loans	1.24%	1.26%	1.23%	1.23%	1.24%	1.24%	1.24%
(1)	These measures are not measures prepared in accordance with GAAP, and are therefore considered to be non-GAAP financial measures. See “GAAP reconciliation and management explanation of non-GAAP financial measures” for a reconciliation of these measures to their most comparable GAAP measures.
(2)	Income statement-related ratios for partial year periods are annualized.

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

	At or for the Three Months Ended					At or for the Six Months Ended
(In thousands, except per share data)	6/30/2026	3/31/2026	12/31/2025	9/30/2025	6/30/2025	6/30/2026	6/30/2025
Tangible Assets
Total assets	$5,947,512	$6,069,013	$4,506,095	$4,420,411	$4,365,082	$5,947,512	$4,365,082
Adjustments:
Goodwill	(245,351)	(246,370)	(175,106)	(175,106)	(175,106)	(245,351)	(175,106)
Core deposit intangible, net of amortization	(42,991)	(45,538)	(16,200)	(17,404)	(18,632)	(42,991)	(18,632)
Tangible assets	$5,659,170	$5,777,105	$4,314,789	$4,227,901	$4,171,344	$5,659,170	$4,171,344

Tangible Common Equity
Total stockholders’ equity	$819,310	$819,853	$643,836	$628,125	$612,333	$819,310	$612,333
Adjustments:
Goodwill	(245,351)	(246,370)	(175,106)	(175,106)	(175,106)	(245,351)	(175,106)
Core deposit intangible, net of amortization	(42,991)	(45,538)	(16,200)	(17,404)	(18,632)	(42,991)	(18,632)
Tangible common equity	$530,968	$527,945	$452,530	$435,615	$418,595	$530,968	$418,595

Book value per common share	$73.95	$73.05	$65.47	$63.87	$62.27	$73.95	$62.27
Tangible book value per common share	47.92	47.04	46.01	44.30	42.57	47.92	42.57

Total stockholders’ equity to total assets	13.78%	13.51%	14.29%	14.21%	14.03%	13.78%	14.03%
Tangible common equity to tangible assets	9.38%	9.14%	10.49%	10.30%	10.04%	9.38%	10.04%

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 2026 and June 30, 2025

General. Net income increased $7.8 million to $24.7 million for three months ended June 30, 2026, compared to $16.9 million for the same period in 2025. This increase is primarily due to the added scale of operations resulting from the Centre acquisition at the beginning of the first quarter of 2026.

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

Net interest and dividend income increased by $18.3 million to $55.0 million for the three months ended June 30, 2026 compared to $36.7 million for three months ended June 30, 2025. The increase in net interest income was primarily due to growth in interest earning assets over the last three months, resulting from the acquisition of Centre, as well as increasing net interest margin in the year-over-year second quarter. Total average interest-earning assets were $5.39 billion for the three months ended June 30, 2026, up from $4.01 billion for the same period in 2025. In addition, growth of $846.4 million in interest-bearing liabilities, from $2.76 billion for the three months ended June 30, 2025 to $3.61 billion for the three months ended June 30, 2026, was partially offset by average rates paid on these liabilities declining from 2.59% for the three months ended June 30, 2025, to 2.30% for the three months ended June 30, 2026.

Interest Income. Total interest income increased $21.1 million, or 38.7%, to $75.7 million for the three months ended June 30, 2026 compared to $54.6 million for the same period in 2025. The increase in total interest income was primarily due to the aforementioned growth in interest earning assets resulting from the acquisition of Centre as well as increasing rates earned on these balances. The average balance of interest-earning assets increased by $1.38 billion during the three months ended June 30, 2026 compared to the same period in 2025 and the average rate earned on these balances increased from 5.50% for the quarter ended June 30 2025 to 5.67% for the quarter ended June 30, 2026 . Interest income from the accretion of purchase accounting fair value marks increased by $3.0 million in the second quarter of 2026 compared to the prior-year second quarter.

Interest Expense. Interest expense increased $2.8 million, or 15.7%, to $20.7 million for the three months ended June 30, 2026 compared to $17.9 million for the same period in 2025.

Interest expense on interest-bearing deposits increased by $3.0 million to $19.2 million for the three months ended June 30, 2026 compared to $16.2 million for the same period in 2025. The increase in interest expense was primarily due to elevated interest-bearing liabilities from the Centre acquisition, offset partially by lower crediting rates on these balances. The average balance and rate of interest-bearing deposits was $3.49 billion and 2.21% for the three months ended June 30, 2026, compared to $2.62 billion and 2.48% for the same period in 2025.

Other borrowed funds, the Company’s highest-cost source of funding, saw average balances decline by $24.5 million to $122.1 million during the second quarter of 2026 compared to $146.6 million during the same period in the prior year.

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

We did not record a provision for credit loss during the three months ended June 30, 2026 compared to recording a $0.2 million provision for credit loss during the same period in 2025. Economic forecasts, primarily US gross domestic product projections, decreased during the second quarter of 2026 while projections for unemployment remained consistent. We incurred $1.0 million net charge-offs during the three months ended June 30, 2026 compared to minimal net charge-offs during the three months ended June 30, 2025. The Bank’s loan portfolio continues to exhibit very little credit stress. The acquisition of Centre led to an increase of $12.8 million of ACL – Loans related to the acquired portfolio. The ACL - Loans was $56.0 million, or 1.24% of total loans, at June 30, 2026 compared to $44.3 million, or 1.24% of total loans at June 30, 2025.

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

Noninterest income increased $5.1 million to $10.0 million for the three months ended June 30, 2026 compared to $4.9 million for the same period in 2025. This increase was primarily the result of higher service charge and loan servicing income provided by added operational scale from the acquisition of Centre. Income provided by the Bank’s investment in Ansay totaled $0.9 million during the second quarter of 2026, down $0.3 million from the prior-year second quarter. Income provided by Trust and Wealth Management was $1.6 million during the second quarter of 2026. Assets under management of this department totaled $873.9 million as of June 30, 2026. The rising interest rate environment during the first half of 2026 resulted in a $0.5 million positive valuation adjustment to the Bank’s mortgage servicing rights during the second quarter of 2026, compared to a $0.1 million negative valuation adjustment in the prior-year second quarter. Higher mortgage rates generally reduce expected mortgage prepayment speeds, which increases the value of mortgage servicing rights. Finally, gains on sales of mortgage loans totaled $0.7 million during the second quarter of 2026, up from $0.3 million in the prior-year second quarter.

The major components of our noninterest income are listed below:

	Three Months Ended June 30,
	2026	2025	$ Change	% Change

(in thousands)	(In thousands)
Noninterest Income
Service charges	$4,102	$2,053	$2,049	100%
Income from Ansay	866	1,153	(287)	(25)%
Loan servicing income	954	733	221	30%
Valuation adjustment on MSR	534	(99)	633	NM
Net gain on sales of mortgage loans	661	338	323	96%
Trust and wealth management	1,620	16	1,604	NM
Other	1,265	727	538	74%
Total noninterest income	$10,002	$4,921	$5,081	103%

Noninterest Expense. Noninterest expense increased $13.6 million to $34.4 million for the three months ended June 30, 2026 compared to $20.8 million for the same period in 2025. Most areas of noninterest expense were elevated in the most recent quarter due to the added operating scale from Centre acquisition as well as expenses directly related to this transaction, which totaled $3.2 million during the second quarter of 2026. These expenses were primarily incurred in the areas of personnel expense, outside service fees, supplies expense, and data processing. Occupancy expense was significantly elevated due to eleven new operating locations added to the Bank’s footprint as part of the Centre acquisition. This acquisition also created a core deposit intangible asset of $31.9 million. Amortization related to this intangible asset, which will be amortized over the next 10 years, led to the elevated amortization expense during the second quarter of 2026.

The major components of our noninterest expense are listed below:

	Three Months Ended June 30,
	2026	2025	$ Change	% Change

	(In thousands)
Noninterest Expense
Salaries, commissions, and employee benefits	$16,822	$10,427	$6,395	61%
Occupancy	2,639	1,922	717	37%
Data processing	4,045	2,620	1,425	54%
Postage, stationary, and supplies	843	270	573	212%
Net gain on sales and valuations of other real estate owned	(28)	(159)	131	(82)%
Advertising	147	61	86	141%
Charitable contributions	317	274	43	16%
Federal deposit insurance	849	630	219	35%
Outside service fees	1,990	1,135	855	75%
Amortization of intangibles	2,547	1,273	1,274	100%
Other	4,229	2,303	1,926	84%
Total noninterest expenses	$34,400	$20,756	$13,644	66%

Income Tax Expense. We recorded a provision for income taxes of $5.9 million for the three months ended June 30, 2026 compared to a provision of $3.8 million for the same period during 2025, reflecting effective tax rates of 19.4% for the second quarter of 2026 compared to 18.3% during second quarter 2025. The effective tax rates were reduced from the statutory federal and state income tax rates during both periods as a result of tax-exempt interest income produced by certain qualifying loans and investments in the Bank’s portfolios. Additional tax-exempt income during the second quarter of 2025 resulted from a death benefit on life insurance, further reducing the effective tax rate for that quarter.

Results of Operations for the Six Months Ended June 30, 2026 and June 30, 2025

General. Net income increased $9.6 million to $44.7 million for the six months ended June 30, 2026, compared to $35.1 million for the same period in 2025. This increase was primarily due to the added scale of operations resulting from the Centre acquisition during the first quarter of 2026. Additionally, the Bank’s net income continues to benefit from new and renewed loans being priced at higher yields, while deposits continue to reprice lower.

Net Interest Income. Net interest and dividend income increased by $35.0 million to $108.2 million for the six months ended

June 30, 2026 compared to $73.2 million for six months ended June 30, 2025. The increase in net interest income was primarily due to growth in interest earning assets over the last six months, resulting from the acquisition of Centre, as well as increasing net interest margin in the first six months of 2026 compared to the same period in 2025.Comparing the first six months of 2026 to the first six months of 2025, rates earned on interest-earning assets increased by 0.07% while average interest-earning assets increased by $1.39 billion. Tax equivalent net interest margin increased 35 basis points to 4.04% for the six months ended June 30, 2026, up from 3.69% for the same period in 2025. Bank First repaid $65.0 million in FHLB borrowings assumed from Centre prior to contractual maturity during the first quarter of 2026, triggering the recognition of $1.3 million in purchase accounting fair value adjustments, reducing interest expense and elevating net interest margin during that period. Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes on both volume and mix and pricing decisions, and external factors include changes in market interest rates, competition and the shape of the interest rate yield curve.

Interest Income. Total interest income increased $39.7 million, or 36.2%, to $149.3 million for the six months ended June 30, 2026 compared to $109.6 million for the same period in 2025. The increase in total interest income was primarily due to the aforementioned growth in interest earnings assets over the last six months along with an increase in the average interest rate earned on these assets.

Interest Expense. Interest expense increased $4.7 million, or 12.9%, to $41.1 million for the six months ended June 30, 2026 compared to $36.4 million for the same period in 2025. The increase in interest expense was primarily due to elevated interest bearing liabilities from the Centre acquisition. The average balance of interest-bearing liabilities increased by $838.3 million during the first six months of 2026 compared to the same period in 2025. Offsetting the cost of these higher levels of average interest-bearing liabilities was a decline in the average interest rate paid on these balances which declined from 2.62% for the first two quarters of 2025 to 2.28% for the first two quarters of 2026.

Interest expense on interest-bearing deposits totaled $39.2 million and $33.1 million for the six months ended June 30, 2026 and 2025, respectively. The average cost of interest-bearing deposits was 2.26% for the six months ended June 30, 2026, compared to 2.51% for the same period in 2025.

Provision for Credit Losses. We did not record a provision for credit losses for the six months ended June 30, 2026 compared to $0.6 million for the same period in 2025. We recorded net charge-offs of $1.2 million for the six months ended June 30, 2026 compared to net charge-offs of $0.8 million for the same period in 2025. The ACL - Loans was $56.0 million, or 1.24% of total loans, at June 30, 2026 compared to $44.3 million, or 1.24% of total loans at June 30, 2025.

Noninterest Income. Noninterest income is an important component of our total revenues.

Noninterest income increased $9.0 million to $20.5 million for the six months ended June 30, 2026 compared to $11.5 million for the same period in 2025. This increase was primarily the result of higher service charge and loan servicing income provided by added operational scale from the acquisition of Centre. Income provided by Trust and Wealth Management was $3.2 million during the first six months of 2026. Income provided by the Bank’s investment in Ansay & Associates, LLC totaled $1.8 million through the second quarter of 2026, down $0.5 million from the first six months of the prior year. Positive valuation adjustments to the Bank’s MSRs totaling $0.6 million during the first two quarters of 2026 compared favorably to $0.1 million in positive valuation adjustments during the first two quarters of 2025. Net gain on sales of mortgage loans totaled $1.7 million through the first six months of 2026, up $1.1 million from the first six months of 2025.

The major components of our noninterest income are listed below:

	Six Months Ended June 30,
	2026	2025	$ Change	% Change

	(In thousands)
Noninterest Income
Service Charges	$8,792	$4,064	$4,728	116%
Income from Ansay	1,841	2,334	(493)	(21)%
Loan Servicing income	1,909	1,465	444	30%
Valuation adjustment on MSR	616	76	540	NM
Net gain on sales of mortgage loans	1,737	672	1,065	158%
Trust and wealth management	3,195	33	3,162	NM
Other	2,444	2,865	(421)	(15)%
Total noninterest income	$20,534	$11,509	$9,025	78%

Noninterest Expense. Noninterest expense increased $32.1 million to $73.5 million for the six months ended June 30, 2026 compared to $41.4 million for the same period in 2025. Most areas of noninterest expense increased over the past two quarters as a result of added operational scale from the acquisition of Centre. Significant transaction related expenses from the Company’s acquisition of Centre during the first half of 2026 caused large increases in salaries, data processing, supplies, and outside service fees. Expenses directly related to the Bank’s acquisition of Centre totaled $9.5 million during the first six months of 2026. Amortization of the core deposit intangible asset associated with the acquisition contributed to the higher amortization expense recorded during the first half of 2026. As earlier mentioned, the Bank incurred a $1.1 million prepayment penalty when it repaid $65.0 million in FHLB borrowings during the first quarter of 2026, which was recorded in other noninterest expense.

The major components of our noninterest expense are listed below:

	Six Months Ended June 30,
	2026	2025	$ Change	% Change

	(In thousands)
Noninterest Expense
Salaries, commissions, and employee benefits	$38,611	$21,412	$17,199	80%
Occupancy	5,195	3,513	1,682	48%
Data processing	7,455	5,064	2,391	47%
Postage, stationary, and supplies	1,282	510	772	151%
Net gain on sales and valuations of other real estate owned	(219)	(159)	(60)	38%
Net loss on sales of securities	31	—	31	NM
Advertising	230	126	104	83%
Charitable contributions	557	750	(193)	(26)%
Federal deposit insurance	1,565	1,260	305	24%
Outside service fees	4,390	1,923	2,467	128%
Amortization of intangibles	5,119	2,571	2,548	99%
Other	9,240	4,390	4,850	110%
Total noninterest expenses	$73,456	$41,360	$32,096	78%

Income Tax Expense. We recorded a provision for income taxes of $10.6 million for the six months ended June 30, 2026 compared to a provision of $7.7 million for the same period during 2025, reflecting effective tax rates of 19.3% and 17.9%, respectively. The effective tax rates were reduced from the statutory federal and state income tax rates during both periods as a result of tax-exempt interest income produced by certain qualifying loans and investments in the Bank’s portfolios. Additional tax-exempt income during the first half of 2025 resulted from death benefits on life insurance, further reducing the effective tax rate for that period.

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

The following tables set forth the distribution of our average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the periods indicated:

	Three Months Ended
	June 30, 2026			June 30, 2025
		Interest			Interest
	Average	Income/	Rate Earned/ Paid	Average	Income/	Rate Earned/ Paid
	Balance	Expenses (1)	(1)	Balance	Expenses (1)	(1)

	(dollars in thousands)
ASSETS
Interest-earning assets
Loans (2)
Taxable	$4,380,986	$263,197	6.01%	$3,432,506	$194,859	5.68%
Tax-exempt	133,312	6,913	5.19%	128,439	6,818	5.31%
Securities
Taxable (available for sale)	485,347	20,541	4.23%	159,275	6,913	4.34%
Tax-exempt (available for sale)	33,637	1,259	3.74%	30,855	1,115	3.61%
Taxable (held to maturity)	114,143	4,648	4.07%	106,783	4,282	4.01%
Tax-exempt (held to maturity)	3,814	99	2.60%	2,404	66	2.75%
Cash and due from banks	237,560	8,792	3.70%	146,719	6,526	4.45%
Total interest-earning assets	5,388,799	305,449	5.67%	4,006,981	220,579	5.50%
Non interest-earning assets	634,139			444,194
Allowance for credit losses - loans	(56,545)			(44,063)
Total assets	$5,966,393			$4,407,112
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Checking accounts	$607,829	$14,698	2.42%	$453,918	$11,443	2.52%
Savings accounts	1,132,387	14,491	1.28%	838,709	12,211	1.46%
Money market accounts	923,098	19,674	2.13%	667,685	16,142	2.42%
Certificates of deposit	808,406	27,498	3.40%	635,509	24,362	3.83%
Brokered deposits	15,118	597	3.95%	20,097	814	4.05%
Total interest-bearing deposits	3,486,838	76,958	2.21%	2,615,918	64,972	2.48%
Other borrowed funds	122,059	6,013	4.93%	146,626	6,713	4.58%
Total interest-bearing liabilities	3,608,897	82,971	2.30%	2,762,544	71,685	2.59%
Non-interest bearing liabilities
Demand deposits	1,496,445			980,837
Other liabilities	41,118			39,870
Total liabilities	5,146,460			3,783,251
Shareholders’ equity	819,933			623,861
Total liabilities & shareholders’ equity	$5,966,393			$4,407,112
Net interest income on a fully taxable equivalent basis		222,478			148,894
Less taxable equivalent adjustment		(1,737)			(1,680)
Net interest income		$220,741			$147,214
Net interest spread (3)			3.37%			2.91%
Net interest margin (4)			4.13%			3.72%
(1).	Annualized on a fully taxable equivalent basis calculated using a federal tax rate of 21% for the three months ended June 30, 2026 and 2025.
(2).	Nonaccrual loans are included in average amounts outstanding.
(3).	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4).	Net interest margin represents net interest income on a fully tax equivalent basis as a percentage of average interest-earning assets.

	Six Months Ended
	June 30, 2026			June 30, 2025
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expenses (1)	Paid (1)	Balance	Expenses (1)	Paid (1)

	(dollars in thousands)
ASSETS
Interest-earning assets
Loans (2)
Taxable	$4,404,330	$260,036	5.90%	$3,421,445	$194,542	5.69%
Tax-exempt	132,869	6,647	5.00%	130,077	6,852	5.27%
Securities
Taxable (available for sale)	493,785	20,701	4.19%	169,740	7,435	4.38%
Tax-exempt (available for sale)	34,909	1,281	3.67%	31,771	1,132	3.56%
Taxable (held to maturity)	108,357	4,423	4.08%	107,210	4,274	3.99%
Tax-exempt (held to maturity)	4,158	109	2.62%	2,797	75	2.68%
Cash and due from banks	260,644	9,615	3.69%	190,613	8,445	4.43%
Total interest-earning assets	5,439,052	302,812	5.57%	4,053,653	222,755	5.50%
Non interest-earning assets	627,017			443,235
Allowance for loan losses	(55,953)			(44,140)
Total assets	$6,010,116			$4,452,748
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Checking accounts	$624,501	$16,257	2.60%	$485,115	$12,098	2.49%
Savings accounts	1,123,409	14,313	1.27%	834,917	12,139	1.45%
Money market accounts	930,850	19,740	2.12%	675,522	16,412	2.43%
Certificates of deposit	810,830	28,217	3.48%	637,214	25,186	3.95%
Brokered deposits	15,116	597	3.95%	20,095	815	4.06%
Total interest-bearing deposits	3,504,706	79,124	2.26%	2,652,863	66,650	2.51%
Other borrowed funds	133,281	3,709	2.78%	146,795	6,721	4.58%
Total interest-bearing liabilities	3,637,987	82,833	2.28%	2,799,658	73,371	2.62%
Non-interest bearing liabilities
Demand deposits	1,508,405			981,327
Other liabilities	52,715			37,039
Total liabilities	5,199,107			3,818,024
Shareholders’ equity	811,009			634,724
Total liabilities & shareholders' equity	$6,010,116			$4,452,748
Net interest income on a fully taxable equivalent basis		219,979			149,384
Less taxable equivalent adjustment		(1,688)			(1,693)
Net interest income		$218,291			$147,691
Net interest spread (3)			3.29%			2.87%
Net interest margin (4)			4.04%			3.69%
(1).	Annualized on a fully taxable equivalent basis calculated using a federal tax rate of 21% for the six months ended June 30, 2026 and 2025.
(2).	Nonaccrual loans are included in average amounts outstanding.
(3).	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4).	Net interest margin represents net interest income on a fully tax equivalent basis as a percentage of average interest-earning assets.

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

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
	Compared with			Compared with
	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Increase/(Decrease) Due to Change in			Increase/(Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total

	(dollars in thousands)			(dollars in thousands)
Interest income
Loans
Taxable	$56,435	$11,903	$68,338	$57,778	$7,716	$65,494
Tax-exempt	255	(160)	95	145	(350)	(205)
Securities
Taxable (AFS)	13,804	(176)	13,628	13,598	(332)	13,266
Tax-exempt (AFS)	103	41	144	114	35	149
Taxable (HTM)	299	67	366	46	103	149
Tax-exempt (HTM)	37	(4)	33	36	(2)	34
Cash and due from banks	3,507	(1,241)	2,266	2,746	(1,576)	1,170
Total interest income	74,440	10,430	84,870	74,463	5,594	80,057
Interest expense
Deposits
Checking accounts	3,739	(484)	3,255	3,608	551	4,159
Savings accounts	3,891	(1,611)	2,280	3,812	(1,638)	2,174
Money market accounts	5,616	(2,084)	3,532	5,613	(2,285)	3,328
Certificates of deposit	6,100	(2,964)	3,136	6,292	(3,261)	3,031
Brokered Deposits	(197)	(20)	(217)	(197)	(21)	(218)
Total interest bearing deposits	19,149	(7,163)	11,986	19,128	(6,654)	12,474
Other borrowed funds	(1,184)	484	(700)	(573)	(2,439)	(3,012)
Total interest expense	17,965	(6,679)	11,286	18,555	(9,093)	9,462
Change in net interest income	$56,475	$17,109	$73,584	$55,908	$14,687	$70,595

CHANGES IN FINANCIAL CONDITION

Total Assets. Total assets increased $1.44 billion, or 32.0%, to $5.95 billion at June 30, 2026, from $4.51 billion at December 31, 2025, primarily as a result of the Centre acquisition on January 1, 2026.

Cash and Cash Equivalents. Cash and cash equivalents increased by $23.3 million to $266.5 million at June 30, 2026, from $243.2 million at December 31, 2025.

Investment Securities. The carrying value of total investment securities increased by $340.5 million to $608.6 million at June 30, 2026, from $268.1 million at December 31, 2025. The increase in investments was primarily attributed to the investment portfolio acquired from Centre during the first quarter of 2026.

Loans. Net loans increased by $905.4 million, totaling $4.47 billion at June 30, 2026 compared to $3.56 billion at December 31, 2025. The fair value of loans acquired as part of the acquisition of Centre at the beginning of the first quarter of 2026 totaled $968.7 million.

Deposits. Deposits increased $1.29 billion, or 34.9%, to $4.99 billion at June 30, 2026 from $3.70 billion at December 31, 2025. The fair value of deposits acquired as part of the acquisition of Centre at the beginning of the first quarter of 2026 totaled $1.38 billion.

Borrowings. At June 30, 2026, borrowings consisted of advances from the FHLB and subordinated debt to other banks and an individual. FHLB borrowings decreased $30.0 million, or 27.3%, to $80.0 million at June 30, 2026 from $110.0 million at December 31, 2025. Junior subordinated debentures, all of which were assumed as part of the acquisition of Centre, totaled $8.3 million at June 30, 2026. The Company assumed $4.6 million of subordinated debt at fair value in the Centre transaction, increasing total subordinated debt to $16.6 million at June 30, 2026, up from $12.0 million at December 31, 2025.

Stockholders’ Equity. Total stockholders’ equity increased $175.5 million, or 27.3%, to $819.3 million at June 30, 2026 from $643.8 million at December 31, 2025. Repurchases of the Company’s common stock totaling $23.4 million and dividends declared totaling $11.7 million offset the positive impact of earnings totaling $44.7 million during the first six months of 2026. The largest contributor to the increase in stockholder’s equity during the first half of 2026 was the Centre acquisition, which added $168.5 million.

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

Our loan portfolio is our most significant earning asset, comprising 76.1% and 80.1% of our total assets as of June 30, 2026 and December 31, 2025, respectively. Our strategy is to grow our loan portfolio by originating quality commercial and consumer loans that comply with our credit policies and that produce revenues consistent with our financial objectives. We believe our loan portfolio is well-balanced, which provides us with the opportunity to grow while monitoring our loan concentrations.

Loans increased $917.0 million, or 25.4%, to $4.52 billion as of June 30, 2026, compared to $3.60 billion as of December 31, 2025. This increase was primarily driven by the acquisition of Centre, which included at acquisition date approximately $968.7 million in loan balances, and was comprised of an increase of $157.2 million or 24.3% in commercial and industrial loans, an increase of $76.6 million or 8.7% in owner occupied commercial real estate loans, an increase of $209.9 million or 42.6% in non-owner occupied commercial real estate loans, an increase of $240.1 million or 59.7% in multifamily loans, an increase of $40.4 million or 18.8% in construction and development loans, an increase of $262.6 million or 29.3% in residential 1-4 family loans and an increase of $11.9 million or 16.6% in consumer and other loans.

The following table presents the balance and associated percentage of each major category in our loan portfolio:

	June 30, 2026		December 31, 2025		June 30, 2025
	Amount	% of Total	Amount	% of Total	Amount	% of Total

	(dollars in thousands)
Commercial & industrial	$848,605	19%	$647,086	18%	$628,527	18%
Commercial real estate
Owner occupied	1,094,282	24%	880,723	24%	841,749	23%
Non-owner occupied	705,370	16%	492,525	14%	518,636	14%
Multi-family	451,853	10%	402,053	11%	377,218	11%
Construction & development	241,933	5%	215,518	6%	249,857	7%
Residential 1-4 family	1,099,348	24%	894,979	25%	891,685	25%
Consumer	60,669	1%	54,826	2%	57,855	2%
Other loans	19,627	1%	16,941	—%	14,830	—%
Total Loans	$4,521,687	100%	$3,604,651	100%	$3,580,357	100%

Loan categories

The principal categories of our loan portfolio are discussed below:

Commercial and Industrial (C&I). Our C&I portfolio totaled $848.6 million and $647.1 million and represented 19% and 18% of our total loans as of June 30, 2026 and December 31, 2025, respectively.

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

Commercial Real Estate (CRE). Our CRE loan portfolio totaled $2.25 billion and $1.78 billion at June 30, 2026 and December 31, 2025, respectively, and represented 50% and 49% of our total loans at those dates

Our CRE loans are secured by a variety of property types including multi-family dwellings, retail facilities, office buildings, commercial mixed use, lodging and industrial and warehouse properties. We do not have any specific industry or customer concentrations in our CRE portfolio. Our commercial real estate loans are generally for terms up to ten years, with loan-to-values that generally do not exceed 80%. Amortization schedules are long term and thus a balloon payment is generally due at maturity. Under most circumstances, the Bank will offer to rewrite or otherwise extend the loan at prevailing interest rates.

Construction and Development (C&D). Our C&D loan portfolio totaled $241.9 million and $215.5 million at June 30, 2026 and December 31, 2025, respectively, and represented 5% of our total loans as of June 30, 2026 and 6% of our total loans as of December 31, 2025.

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

Residential 1 – 4 Family. Residential 1 – 4 family loans held in portfolio amounted to $1.10 billion and $895.0 million at June 30, 2026 and December 31, 2025, respectively, and represented 24% of our total loans as of June 30, 2026 and 25% of our total loans as of December 31, 2025.

We offer fixed and adjustable-rate residential mortgage loans with maturities up to 30 years. One-to-four family residential mortgage loans are generally underwritten according to Fannie Mae guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which is generally $832,750 for one-unit properties. In addition, we also offer loans above conforming lending limits typically referred to as “jumbo” loans. These loans are typically underwritten to the same guidelines as conforming loans; however, we may choose to hold a jumbo loan within its portfolio with underwriting criteria that does not exactly match conforming guidelines.

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

We were servicing mortgage loans sold to others without recourse of approximately $1.55 billion and $1.20 billion at June 30, 2026 and December 31, 2025, respectively.

Loans sold with the retention of servicing assets result in the capitalization of servicing rights. Loan servicing rights are carried at fair value. The net balance of capitalized servicing rights amounted to $18.0 million at June 30, 2026 and $13.7 million December 31, 2025.

Consumer Loans. Our consumer loan portfolio totaled $60.7 million and $54.8 million at June 30, 2026 and December 31, 2025, respectively, and represented 1% of our total loans as of June 30, 2026 and 2% of our total loans as of December 31, 2025. Consumer loans include secured and unsecured loans, lines of credit and personal installment loans.

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

Other Loans. Our other loans totaled $19.6 million and $16.9 million at June 30, 2026 and December 31, 2025, respectively, and are immaterial to the overall loan portfolio. The other loans category consists primarily of over-drafted depository accounts, loans utilized to purchase or carry securities and loans to nonprofit organizations.

Loan Portfolio Maturities.

The following tables summarize the dollar amount of loans maturing in our portfolio based on their loan type, fixed or variable rate of interest, and contractual terms to maturity at June 30, 2026. The tables do not include any estimate of prepayments, which can significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One Year or	One to Five	Five to Fifteen	Over Fifteen
	Less	Years	Years	Years	Total

	(dollars in thousands)
Commercial & industrial	$305,433	$415,471	$126,735	$966	$848,605
Commercial real estate
Owner Occupied	176,437	557,637	288,924	71,284	1,094,282
Non-owner Occupied	133,597	476,975	93,702	1,096	705,370
Multi-family	77,747	288,197	85,424	485	451,853
Construction & Development	58,557	57,335	55,837	70,204	241,933
Residential 1-4 family	32,696	112,073	244,435	710,144	1,099,348
Consumer and other	9,021	37,062	26,023	8,190	80,296
Total	$793,488	$1,944,750	$921,080	$862,369	$4,521,687
Fixed Rate Loans:
Commercial & industrial	$62,795	$237,281	$46,669	$—	$346,745
Commercial real estate
Owner Occupied	120,483	439,202	121,294	18,693	699,672
Non-owner Occupied	113,183	398,937	25,820	—	537,940
Multi-family	77,716	217,800	57,180	—	352,696
Construction & Development	30,364	25,237	12,982	35,325	103,908
Residential 1-4 family	20,818	89,202	184,804	286,360	581,184
Consumer and other	8,083	34,407	25,101	8,190	75,781
Total	$433,442	$1,442,066	$473,850	$348,568	$2,697,926
Floating Rate Loans:
Commercial & industrial	$242,638	$178,190	$80,066	$966	$501,860
Commercial real estate
Owner Occupied	55,954	118,435	167,630	52,591	394,610
Non-owner Occupied	20,414	78,038	67,882	1,096	167,430
Multi-family	31	70,397	28,244	485	99,157
Construction & Development	28,193	32,098	42,855	34,879	138,025
Residential 1-4 family	11,878	22,871	59,631	423,784	518,164
Consumer and other	938	2,655	922	—	4,515
Total	$360,046	$502,684	$447,230	$513,801	$1,823,761

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

Our nonperforming assets consist of nonperforming loans and foreclosed real estate. Nonperforming loans are those on which the accrual of interest has stopped, as well as loans that are contractually 90 days past due on which interest continues to accrue. The composition of our nonperforming assets is as follows:

	As of June 30,	As of December 31,	As of June 30,
	2026	2025	2025

	(dollars in thousands)
Nonperforming loans
Nonaccrual loans
Commercial & industrial	$1,983	$1,754	$6,732
Commercial real estate
Owner Occupied	6,054	2,330	4,828
Non-owner Occupied	—	—	113
Multi-family	12,075	—	—
Construction & Development	—	—	—
Residential 1-4 family	1,479	1,643	1,306
Consumer and other	728	79	55
Total nonaccrual loans	22,319	5,806	13,034
Loans past due > 90 days, but still accruing
Commercial & industrial	42	—	24
Commercial real estate
Owner Occupied	1,319	2,791	—
Non-owner Occupied	741	—	—
Multi-family	—	—	—
Construction & Development	—	1	3
Residential 1-4 family	997	425	511
Consumer and other	123	25	25
Total loans past due > 90 days, but still accruing	3,222	3,242	563
Total nonperforming loans	$25,541	$9,048	$13,597
OREO
Commercial real estate owned	$—	$—	$—
Residential real estate owned	—	—	—
Acquired bank property real estate owned	2,420	—	—
Total OREO	$2,420	$—	$—
Total nonperforming assets ("NPAs")	$27,961	$9,048	$13,597
Accruing modified loans to borrowers experiencing financial difficulty	$1,463	$239	$14
Ratios
Nonaccrual loans to total loans	0.49%	0.16%	0.36%
NPAs to total loans plus OREO	0.62%	0.25%	0.38%
NPAs to total assets	0.47%	0.20%	0.31%
ACL - Loans to nonaccrual loans	251%	764%	340%
ACL - Loans to total loans	1.24%	1.23%	1.24%

Nonaccrual Loans

Loans are typically placed on nonaccrual status when any payment of principal and/or interest is 90 days or more past due, unless the collateral is sufficient to cover both principal and interest and the loan is in the process of collection. Loans are also placed on nonaccrual status when management believes, after considering economic and business conditions, that the principal or interest will not be collectible in the normal course of business. We monitor closely the performance of our loan portfolio. In addition to the monitoring and review of loan performance internally, we have also contracted with an independent organization to review our commercial and retail loan portfolios. The status of delinquent loans, as well as situations identified as potential problems, are reviewed on a regular basis by senior management. The increase in nonaccrual loans through the first six months of 2026 was primarily due to the deterioration of one customer relationship, which resulted in several loans being moved to nonaccrual status.

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

At June 30, 2026, the ACL - Loans was $56.0 million (representing 1.2% of period end loans). The Bank did not record a provision for credit losses during the second quarter of 2026. In addition, the ACL - Loans increased due to the acquisition of Centre, which required a $7.8 million allowance for credit losses on non-PCD loans and a $5.0 million reserve related to PCD loans. The ACL – Loans has remained consistent over recent quarters as economic conditions have remained stable and the Company’s overall asset quality remain strong. The Company recorded net charge-offs totaling $1.2 million during the first six months of 2026.

The following table summarizes the changes in our ACL - Loans for the periods indicated:

	Six months ended	Year ended	Six months ended
	June 30,	December 31,	June 30,
	2026	2025	2025

	(dollars in thousands)
Balance of ACL - Loans at the beginning of period	$44,374	$44,151	$44,151
ACL - Loans on loans acquired	12,826	—	—
Net loans charged-off (recovered):
Commercial & industrial	778	214	(2)
Commercial real estate - owner occupied	—	771	802
Commercial real estate - non-owner occupied	—	—	—
Commercial real estate - multi-family	—	—	—
Construction & Development	—	—	—
Residential 1-4 family	170	(76)	(32)
Consumer	30	24	21
Other Loans	193	44	20
Total net loans charged-off (recovered)	1,171	977	809
Provision charged to operating expense	—	1,250	600
Transfer from (to) ACL - Unfunded Commitments	—	(50)	350
Balance of ACL - Loans at end of period	$56,029	$44,374	$44,292
Ratio of net charge-offs (recoveries) to average loans by loan composition
Commercial & industrial	0.09%	0.04%	—%
Commercial real estate - owner occupied	—%	0.08%	0.08%
Commercial real estate - non-owner occupied	—%	—%	—%
Commercial real estate - multi-family	—%	—%	—%
Construction & Development	—%	—%	—%
Residential 1-4 family	0.02%	(0.01)%	—%
Consumer	0.05%	0.04%	0.04%
Other Loans	0.91%	0.30%	0.13%
Total net charge-offs (recoveries) to average loans	0.05%	0.03%	0.02%

The following table summarizes an allocation of the ACL - Loans and the related percentage of loans outstanding in each category for the periods below.

	June 30,		December 31,		June 30,
	2026		2025		2025
		% of		% of		% of
(in thousands, except %)	Amount	Loans	Amount	Loans	Amount	Loans
Loan Type:
Commercial & industrial	$8,501	19%	$7,264	18%	$6,740	18%
Commercial real estate - owner occupied	12,767	24%	9,691	24%	10,218	23%
Commercial real estate - non-owner occupied	7,455	16%	4,581	14%	4,967	14%
Commercial real estate - multi-family	5,352	10%	4,088	11%	4,281	11%
Construction & development	4,065	5%	3,814	6%	4,499	7%
Residential 1-4 family	16,439	24%	13,644	25%	12,339	25%
Consumer	1,116	1%	1,074	2%	1,104	2%
Other loans	334	1%	218	—%	144	—%
Total allowance	$56,029	100%	$44,374	100%	$44,292	100%

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

Deposits. Our current deposit products include non-interest bearing and interest-bearing checking accounts, savings accounts, money market accounts, and certificate of deposits. As of June 30, 2026, deposit liabilities accounted for approximately 83.9% of our total liabilities and equity. We accept deposits primarily from customers in the communities in which our branches and offices are located, as well as from small businesses and other customers throughout our lending area. We rely on our competitive pricing and products, quality customer service, and convenient locations and hours to attract and retain deposits. Deposit rates and terms are based primarily on current business strategies, market interest rates, liquidity requirements and our deposit growth goals.

Total deposits were $4.99 billion and $3.70 billion as of June 30, 2026 and December 31, 2025, respectively. Noninterest-bearing deposits at June 30, 2026 and December 31, 2025, were $1.50 billion and $1.00 billion, respectively, while interest-bearing deposits were $3.49 billion and $2.69 billion at June 30, 2026 and December 31, 2025, respectively.

At June 30, 2026, we had a total of $813.2 million in certificates of deposit, including $15.1 million of brokered deposits. Based on historical experience and our current pricing strategy, we believe we will retain a majority of the non-brokered accounts upon maturity, although our long-term strategy is to minimize reliance on certificates of deposits by increasing relationship deposits in lower earning savings and demand deposit accounts.

The following tables set forth the average balances of our deposits for the periods indicated:

	Six months ended		Year ended		Six months ended
	June 30, 2026		December 31, 2025		June 30, 2025
	Amount	Percent	Amount	Percent	Amount	Percent

	(dollars in thousands)

Noninterest-bearing demand deposits	$1,508,405	30.0%	$991,160	27.5%	$981,327	27.0%
Interest-bearing checking deposits	624,501	12.5%	451,898	12.5%	485,115	13.3%
Savings deposits	1,123,409	22.4%	841,486	23.3%	834,917	23.0%
Money market accounts	930,850	18.6%	668,106	18.5%	675,522	18.6%
Certificates of deposit	810,830	16.2%	640,004	17.7%	637,214	17.5%
Brokered deposits	15,116	0.3%	18,292	0.5%	20,095	0.6%
Total	$5,013,111	100%	$3,610,946	100%	$3,634,190	100%

The following table provides information on maturities of certificates of deposits which exceed FDIC insurance limits of $250,000 as of June 30, 2026:

	Time Deposits over FDIC	Portion of Time Deposits in
	Insurance Limits	Excess of FDIC Insurance Limits

	(dollars in thousands)
3 months or less remaining	$50,836	$25,086
Over 3 to 6 months remaining	83,708	45,958
Over 6 to 12 months remaining	43,976	20,476
Over 12 months or more remaining	25,075	9,575
Total	$203,595	$101,095

Borrowings

The Company’s borrowings have historically consisted primarily of FHLB advances collateralized by a blanket pledge agreement on the Company’s FHLB capital stock and retail and commercial loans held in the Company’s portfolio. There were $80.0 million and $110.0 million of advances outstanding from the FHLB at June 30, 2026 and December 31, 2025, respectively.

The total loans pledged as collateral were $1.36 billion and $1.10 billion at June 30, 2026 and December 31, 2025. There were $35.8 million letters of credit from the FHLB at June 30, 2026 compared to no letters of credit at December 31, 2025.

The following table summarizes borrowings from the FHLB, and the weighted average interest rates paid:

	Six months ended	Year ended	Six months ended
(dollars in thousands)	June 30, 2026	December 31, 2025	June 30, 2025
Average daily amount of borrowings outstanding during the period	$109,377	$128,275	$134,795
Weighted average interest rate on average daily borrowing	1.90%	4.45%	4.53%
Maximum outstanding borrowings at any month-end	$109,983	$209,941	$134,907
Borrowing outstanding at period end	$80,000	$109,966	$109,915
Weighted average interest rate on borrowing at period end	4.28%	4.21%	4.21%

Lines of credit and other borrowings.

During July 2020, the Company entered into subordinated note agreements with two separate commercial banks. As of June 30, 2026 and December 31, 2025, outstanding balances under these agreements totaled $6.0 million. These notes were issued with 10-year maturities, carried interest at a fixed rate of 5.0% through June 30, 2025, and carry a variable rate, payable quarterly. These notes are callable on or after January 1, 2026 and qualify for Tier 2 capital for regulatory purposes.

During August 2022, the Company entered into subordinated note agreements with an individual. As of June 30, 2026 and December 31, 2025, outstanding balances under these agreements totaled $6.0 million. These notes were issued with 10-year maturities, will carry interest at a fixed rate of 5.25% through August 6, 2027, and at a variable rate thereafter, payable quarterly. These notes are callable on or after August 6, 2027 and qualify for Tier 2 capital for regulatory purposes.

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

Securities available for sale consist of U.S. Treasuries, U.S. government sponsored agencies, obligations of states and political subdivision, mortgage-backed securities, and corporate notes. Securities classified as available for sale, which management has the intent and ability to hold for an indefinite period of time, but not necessarily to maturity, are carried at fair value, with unrealized gains and losses, net of related deferred income taxes, included in stockholders’ equity as a separate component of other comprehensive income. The fair value of securities available for sale totaled $494.6 million and included $0.1 million gross unrealized gains and gross unrealized losses of $12.4 million at June 30, 2026. At December 31, 2025, the fair value of securities available for sale totaled $164.4 million and included $0.4 million gross unrealized gains and gross unrealized losses of $7.8 million.

Securities classified as held to maturity consist of U.S. treasury securities and obligations of states and political subdivisions. These securities, which management has the intent and ability to hold to maturity, are reported at amortized cost. Securities held to maturity totaled $114.1 million at June 30, 2026 and $103.7 million at December 31, 2025.

The Company had negligible recognized net losses on sales of securities during the six months ended June 30, 2026. The Company did not have any sales of securities during the six months ended June 30, 2025.

The following tables set forth the composition and maturities of investment securities as of June 30, 2026 and December 31, 2025. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

			After One, But		After Five, But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
At June 30, 2026	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)

	(dollars in thousands)
Available for sale securities
U.S. Treasury securities	$9,713	3.5%	$67,132	3.6%	$23,559	4.2%	$—	—%	$100,404	3.7%
Obligations of U.S. Government sponsored agencies	24,859	3.6%	91,548	3.6%	34,080	3.2%	7,938	2.2%	158,425	3.5%
Obligations of states and political subdivisions	3,485	4.0%	26,436	4.0%	31,404	3.3%	21,613	3.2%	82,938	3.5%
Mortgage-backed securities	8,742	4.3%	56,404	4.1%	9,197	4.2%	69,106	4.4%	143,449	4.3%
Corporate notes	1,535	3.9%	7,000	7.6%	7,425	3.6%	5,695	9.4%	21,655	6.4%
Total available for sale securities	$48,334	3.7%	$248,520	3.9%	$105,665	3.6%	$104,352	4.3%	$506,871	3.9%
Held to maturity securities
U.S. Treasury securities	$20,779	3.7%	$27,117	4.1%	$62,556	4.4%	$—	—%	$110,452	4.2%
Obligations of states and political subdivisions	833	2.7%	2,776	0.9%	—	—%	—	—%	3,609	1.3%
Total held to maturity securities	$21,612	3.6%	$29,893	3.8%	$62,556	4.4%	$—	—%	$114,061	4.1%
Total	$69,946	3.7%	$278,413	3.9%	$168,221	3.9%	$104,352	4.3%	$620,932	3.9%

			After One, But		After Five, But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
At December 31, 2025	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)

	(dollars in thousands)
Available for sale securities
Obligations of U.S. Government sponsored agencies	$—	—%	$1,656	3.3%	$11,942	1.9%	$9,628	2.2%	$23,226	2.1%
Obligations of states and political subdivisions	830	3.8%	15,507	4.1%	23,375	3.0%	21,799	2.9%	61,511	3.2%
Mortgage-backed securities	6,200	4.5%	49,166	4.1%	6,490	3.9%	9,528	3.7%	71,384	4.1%
Corporate notes	—	—%	5,000	8.7%	9,593	3.3%	1,082	9.7%	15,675	5.4%
Total available for sale securities	$7,030	4.4%	$71,329	4.4%	$51,400	2.9%	$42,037	3.1%	$171,796	3.6%
Held to maturity securities
U.S. Treasury securities	$21,767	3.3%	$32,763	4.1%	$46,801	4.4%	$—	—%	$101,331	4.1%
Obligations of states and political subdivisions	691	2.6%	1,704	2.8%	—	—%	—	—%	2,395	2.7%
Total held to maturity securities	$22,458	3.3%	$34,467	4.0%	$46,801	4.4%	$—	—%	$103,726	4.0%
Total	$29,488	3.5%	$105,796	4.3%	$98,201	3.6%	$42,037	3.1%	$275,522	3.8%
(1)	Weighted Average Yield is shown on a fully taxable equivalent basis using a federal tax rate of 21% and includes the amortization of premiums and discounts.

As of June 30, 2026 and December 31, 2025, no allowance for credit losses on securities AFS was recognized. The Company does not consider its securities AFS with unrealized losses to be attributable to credit-related factors, as the unrealized losses in each category have occurred as a result of changes in noncredit-related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. Furthermore, as of June 30, 2026, the Company did not have the intent to sell any of these securities AFS and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost.

The Company does not believe there are any expected credit losses in its HTM securities portfolio at June 30, 2026 or December 31, 2025. All U.S. Treasury securities have the full faith and credit backing of the United States government.

As of June 30, 2026, 259 debt securities had gross unrealized losses, with an aggregate depreciation of 2.0% from our amortized cost basis. The largest unrealized loss percentage of any single security was 20.7% (or $0.4 million) of its amortized cost. The largest unrealized dollar loss of any security was $0.6 million (or 18.5%).

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

Capital Adequacy. Total stockholders’ equity was $819.3 million at June 30, 2026 compared to $643.8 million at December 31, 2025.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, requires the federal bank regulatory agencies to take “prompt corrective action” regarding depository institutions that do not meet minimum capital requirements. FDICIA establishes five regulatory capital tiers: “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized”. A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. The FDICIA imposes progressively more restrictive restraints on operations, management and capital distributions, depending on the category in which an institution is classified. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions may not accept brokered deposits absent a waiver from the FDIC, are subject to growth limitations and are required to submit capital restoration plans for regulatory approval. A depository institution’s holding company must guarantee any required capital restoration plan, up to an amount equal to the lesser of 5 percent of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. Federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. All of the federal bank regulatory agencies have adopted regulations establishing relevant capital measures and relevant capital levels for federally insured depository institutions. The Bank was well capitalized at June 30, 2026, and brokered deposits are not restricted.

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

Federal banking regulators have issued risk-based capital guidelines, which assign risk factors to asset categories and off-balance-sheet items. The following table reflects capital ratios computed utilizing the implemented Basel III regulatory capital framework discussed above:

					Minimum Capital Required		Minimum To Be Well-
			Minimum Capital		for Capital Adequacy Plus		Capitalized Under prompt
			Required for Capital		Capital Conservation Buffer		corrective Action
	Actual		Adequacy		Basel III Phase-In Schedule		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
At June 30, 2026
Bank First Corporation:
Total capital (to risk-weighted assets)	$619,697	12.9%	$385,927	8.0%	$506,529	10.5%	N/A	N/A
Tier I capital (to risk-weighted assets)	547,387	11.4%	289,445	6.0%	410,048	8.5%	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	539,887	11.2%	217,084	4.5%	337,686	7.0%	N/A	N/A
Tier I capital (to average assets)	547,387	9.6%	227,125	4.0%	227,125	4.0%	N/A	N/A
Bank First, N.A:
Total capital (to risk-weighted assets)	$582,216	12.1%	$385,527	8.0%	$506,004	10.5%	$481,909	10.0%
Tier I capital (to risk-weighted assets)	526,502	10.9%	289,145	6.0%	409,622	8.5%	385,527	8.0%
Common equity tier I capital (to risk-weighted assets)	526,502	10.9%	216,859	4.5%	337,336	7.0%	313,241	6.5%
Tier I capital (to average assets)	526,502	9.3%	227,125	4.0%	227,125	4.0%	283,906	5.0%
At December 31, 2025
Bank First Corporation:
Total capital (to risk-weighted assets)	$515,461	13.8%	$298,764	8.0%	$392,128	10.5%	N/A	N/A
Tier I capital (to risk-weighted assets)	460,067	12.3%	224,073	6.0%	317,437	8.5%	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	460,067	12.3%	168,055	4.5%	261,419	7.0%	N/A	N/A
Tier I capital (to average assets)	460,067	10.9%	169,339	4.0%	169,339	4.0%	N/A	N/A
Bank First, N.A:
Total capital (to risk-weighted assets)	$460,199	12.3%	$298,541	8.0%	$391,835	10.5%	$373,177	10.0%
Tier I capital (to risk-weighted assets)	416,805	11.2%	223,906	6.0%	317,200	8.5%	298,541	8.0%
Common equity tier I capital (to risk-weighted assets)	416,805	11.2%	167,929	4.5%	261,224	7.0%	242,565	6.5%
Tier I capital (to average assets)	416,805	9.9%	169,277	4.0%	169,277	4.0%	211,597	5.0%

As previously mentioned, the Company carried $16.6 million of subordinated debt as of June 30, 2026 and December 31, 2025, which qualifies as Tier II capital. These amounts are included in total capital for the Company in the tables above.

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments, standby and direct pay letters of credit and unadvanced portions of construction and development loans is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

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

Loan commitments and standby and direct pay letters of credit do not necessarily represent our future cash requirements because while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. Our off-balance sheet arrangements as of June 30, 2026, were as follows:

	Amounts of Commitments Expiring - By Period as of June 30, 2026
		Less Than One	One to Three	Three to Five
Other Commitments	Total	Year	Years	Years	After Five Years

	(dollars in thousands)
Unused lines of credit	$965,367	$478,777	$151,618	$62,577	$272,395
Standby and direct pay letters of credit	13,693	10,114	260	3,319	—
Credit card arrangements	26,231	—	—	—	26,231
Total commitments	$1,005,291	$488,891	$151,878	$65,896	$298,626

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

The following tables demonstrate the annualized result of an interest rate simulation and the estimated effect that gradual, parallel shifts in market rates (equal to the change in prime rates) and subjective adjustments in deposit pricing might have on the Company’s projected net interest income over the next 12 months.

This simulation assumes that there is no growth in interest-earning assets or interest-bearing liabilities over the next 12 months. The changes to net interest income shown below are in compliance with the Company’s policy guidelines.

As of June 30, 2026:

Change in Interest Rates	Percentage Change in
(in Basis Points)	Net Interest Income
+300	(1.9)%
+200	(1.3)%
+100	(0.7)%
-100	(0.4)%
-200	(0.9)%
-300	(1.0)%

As of December 31, 2025:

Change in Interest Rates	Percentage Change in
(in Basis Points)	Net Interest Income
+300	(2.4)%
+200	(1.6)%
+100	(0.9)%
-100	(0.6)%
-200	(1.1)%
-300	(1.1)%

Economic Value of Equity Analysis. We also analyze the sensitivity of the Company’s financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between estimated changes in the present value of the Company’s assets and estimated changes in the present value of the Company’s liabilities assuming various changes in current interest rates. The Company’s economic value of equity analysis as of June 30, 2026 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Company would experience a 3.01% increase in the economic value of equity. At the same date, our analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, the Company would experience a 3.02% decrease in the economic value of equity. The estimates of changes in the economic value of our equity require us to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on the economic value of our equity. Although our economic value of equity analysis provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of our equity and will differ from actual results.

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

Changes in Internal Control Over Financial Reporting

No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

We are a party to various litigation in the normal course of business. Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on our financial position, results of operations or liquidity.

ITEM 1A.     RISK FACTORS

Additional information regarding risk factors appears in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements” of this Form 10-Q and in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes during the quarterly period ended June 30, 2026 to the risk factors previously disclosed in the Company’s Annual Report.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.
(b)	None.
(c)	Issuer Purchases of Equity Securities

On April 21, 2026, the Company renewed its share repurchase program, pursuant to which the Company may repurchase up to $60 million of its common stock per year, par value $0.01 per share, for a period of two (2) years, ending on April 20, 2028. The program was announced in a Current Report on Form 8-K on April 22, 2026. The table below sets forth information regarding repurchases of our common stock during the second quarter of 2026 under that program as well as pursuant to the 2020 Equity Plan and other repurchases.

			Total Number	Maximum Number
			of Shares Repurchased as	of Shares
			Part of	that May Yet Be
	Total Number of Shares	Average Price Paid per	Publicly Announced	Purchased Under the
(in thousands, except per share data)	Repurchased	Share(1)	Plans or Programs	Plans or Programs(2)
April 2026	34,906	$142.39	34,906	148,076
May 2026	75,967	142.12	75,967	404,449
June 2026	33,127	138.77	33,127	371,322
Total	144,000	$141.09	144,000	371,322
(1)	The average price paid per share is calculated on a trade date basis for all open market transactions and excludes commissions and other transaction expenses.
(2)	Based on the closing per share price as of June 30, 2026 ($148.35).

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

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.       MINE SAFETY DISCLOSURES

None.

ITEM 5.       OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

For the quarter ended June 30, 2026, there were no trading arrangements for the sale or purchases of Company securities adopted, terminated or for which the amount, pricing or timing provisions were modified by our directors and officers that was either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”) or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

ITEM 6.       EXHIBITS

Exhibit Index

Exhibit Number	Description

2.1

Agreement and Plan of Merger, dated May 19, 2026, by and between Bank First Corporation and PSB Holdings, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2026 and incorporated herein by reference).

10.1

Side Letter Agreement, dated May 19, 2026, by and between Bank First Corporation and PSB Holdings, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2026 and incorporated herein by reference).

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

BANK FIRST CORPORATION

DATE:	August 7, 2026	BY:	/s/Kevin M. LeMahieu
Kevin M. LeMahieu
Chief Financial Officer
(Principal Financial and Accounting Officer)