Form 10-Q
period 2026-09-30
Bank First Corp
filed 2026-11-06
CIK 1746109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of November 6, 2026 was 11,045,182 shares.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS:

BANK FIRST CORPORATION

Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$64,492	$55,345
Interest-bearing deposits	147,730	187,862
Cash and cash equivalents	212,222	243,207
Securities held to maturity, at amortized cost ($128,009 and $105,146 fair value at September 30, 2026 and December 31, 2025, respectively)	132,892	103,726
Securities available for sale, at fair value ($480,779 and $171,796 amortized cost at September 30, 2026 and December 31, 2025, respectively)	455,398	164,422
Loans held for sale	3,555	6,243
Loans	4,595,886	3,604,651
Allowance for credit losses - loans ("ACL-Loans")	(56,828)	(44,374)
Loans, net	4,539,058	3,560,277
Premises and equipment, net	97,805	79,217
Goodwill	244,726	175,106
Other investments	31,130	23,613
Cash value of life insurance	98,674	61,085
Core deposit intangibles, net	40,489	16,200
Mortgage servicing rights ("MSR")	18,870	13,650
Other real estate owned (“OREO”)	2,420	—
Investment in Ansay and Associates, LLC ("Ansay")	36,024	35,444
Other assets	34,249	23,905
TOTAL ASSETS	$5,947,512	$4,506,095
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Interest-bearing deposits	$3,517,397	$2,692,711
Noninterest-bearing deposits	1,484,426	1,003,076
Total deposits	5,001,823	3,695,787
Notes payable	55,000	109,966
Subordinated notes	16,589	12,000
Junior subordinated debenture	8,250	—
Other liabilities	39,412	44,506
Total liabilities	5,121,074	3,862,259
Stockholders’ equity:
Serial preferred stock - $0.01 par value
Authorized - 5,000,000 shares	—	—
Common stock - $0.01 par value
Authorized - 20,000,000 shares
Issued - 12,898,070 and 11,515,130 shares as of September 30, 2026 and December 31, 2025, respectively
Outstanding - 11,083,124 and 9,834,623 shares as of September 30, 2026 and December 31, 2025, respectively	129	115
Additional paid-in capital	501,970	333,836
Retained earnings	467,051	416,997
Treasury stock, at cost - 1,814,946 and 1,680,507 shares as of September 30, 2026 and December 31, 2025, respectively	(123,444)	(102,088)
Accumulated other comprehensive loss	(19,268)	(5,024)
Total stockholders’ equity	826,438	643,836
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,947,512	$4,506,095

See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statements of Income

(In thousands, except per share data) (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Interest income:
Loans, including fees	$67,216	$51,897	$198,769	$151,052
Securities:
Taxable	6,231	2,764	18,643	8,564
Tax-exempt	266	234	810	707
Other	2,275	561	7,090	4,756
Total interest income	75,988	55,456	225,312	165,079
Interest expense:
Deposits	19,614	15,772	58,850	48,823
Borrowed funds	1,156	1,431	2,995	4,764
Total interest expense	20,770	17,203	61,845	53,587
Net interest income	55,218	38,253	163,467	111,492
Provision for credit losses	750	650	750	1,250
Net interest income after provision for credit losses	54,468	37,603	162,717	110,242
Noninterest income:
Service charges	4,100	2,106	12,892	6,170
Income from Ansay	750	1,314	2,591	3,648
Loan servicing income	973	736	2,882	2,201
Valuation adjustment on MSR	852	250	1,468	326
Net gain on sales of mortgage loans	558	482	2,295	1,154
Trust and wealth management	1,606	14	4,801	47
Other	1,272	1,051	3,716	3,916
Total noninterest income	10,111	5,953	30,645	17,462
Noninterest expense:
Salaries, commissions, and employee benefits	15,760	10,498	54,371	31,910
Occupancy	2,691	1,567	7,886	5,080
Data processing	5,432	2,506	12,887	7,570
Postage, stationery, and supplies	456	165	1,738	641
Net gain on sales and valuations of OREO	—	—	(219)	(159)
Net loss on sale of securities	—	—	31	—
Advertising and public relations	485	360	1,656	1,387
Federal deposit insurance	900	540	2,465	1,800
Outside service fees	2,766	1,818	7,156	3,741
Amortization of intangibles	2,501	1,228	7,620	3,799
Other	3,688	2,404	12,544	6,677
Total noninterest expense	34,679	21,086	108,135	62,446
Income before provision for income taxes	29,900	22,470	85,227	65,258
Provision for income taxes	6,091	4,480	16,739	12,152
Net Income	$23,809	$17,990	$68,488	$53,106
Earnings per share - basic	$2.15	$1.83	$6.14	$5.36
Earnings per share - diluted	$2.15	$1.83	$6.14	$5.36

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statements of Comprehensive Income

(In thousands) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Net Income	$23,809	$17,990	$68,488	$53,106
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities:
Unrealized holding gains (losses) arising during period	(13,081)	2,028	(18,039)	4,038
Reclassification adjustment for losses included in net income	—	—	31	—
Income tax (expense) benefit	2,732	(426)	3,764	(846)
Total other comprehensive income (loss)	(10,349)	1,602	(14,244)	3,192
Comprehensive income	$13,460	$19,592	$54,244	$56,298

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statement of Stockholders’ Equity

(In thousands, except share and per share data) (Unaudited)

						Accumulated
	Serial		Additional			Other	Total
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive	Stockholders'
	Stock	Stock	Capital	Earnings	Stock	Income (loss)	Equity

Balance at January 1, 2025	$—	$115	$333,842	$398,002	$(82,925)	$(9,351)	$639,683
Net income	—	—	—	18,241	—	—	18,241
Other comprehensive income	—	—	—	—	—	747	747
Purchase of treasury stock	—	—	—	—	(6,381)	—	(6,381)
Sale of treasury stock	—	—	—	—	64	—	64
Cash dividends ($0.45 per share)	—	—	—	(4,491)	—	—	(4,491)
Amortization of stock-based compensation	—	—	551	—	—	—	551
Vesting of restricted stock awards	—	—	(2,143)	—	2,143	—	—

Balance at March 31, 2025	—	115	332,250	411,752	(87,099)	(8,604)	648,414
Net income	—	—	—	16,875	—	—	16,875
Other comprehensive income	—	—	—	—	—	843	843
Purchase of treasury stock	—	—	—	—	(15,662)	—	(15,662)
Sale of treasury stock	—	—	—	—	527	—	527
Cash dividends ($3.95 per share)	—	—	—	(39,148)	—	—	(39,148)
Amortization of stock-based compensation	—	—	484	—	—	—	484

Balance at June 30, 2025	—	115	332,734	389,479	(102,234)	(7,761)	612,333
Net income	—	—	—	17,990	—	—	17,990
Other comprehensive income	—	—	—	—	—	1,602	1,602
Sale of treasury stock	—	—	—	—	74	—	74
Cash dividends ($0.45 per share)	—	—	—	(4,425)	—	—	(4,425)
Amortization of stock-based compensation	—	—	551	—	—	—	551

Balance at September 30, 2025	$—	$115	$333,285	$403,044	$(102,160)	$(6,159)	$628,125

Balance at January 1, 2026	$—	$115	$333,836	$416,997	$(102,088)	$(5,024)	$643,836
Net income	—	—	—	19,988	—	—	19,988
Other comprehensive loss	—	—	—	—	—	(4,421)	(4,421)
Purchase of treasury stock	—	—	—	—	(3,076)	—	(3,076)
Sale of treasury stock	—	—	—	—	88	—	88
Cash dividends ($0.50 per share)	—	—	—	(5,611)	—	—	(5,611)
Amortization of stock-based compensation	—	—	579	—	—	—	579
Vesting of restricted stock awards	—	—	(2,244)	—	2,244	—	—
Shares issued in the acquisition of Centre 1 Bancorp, Inc. (1,382,940 shares)	—	14	168,456	—	—	—	168,470

Balance at March 31, 2026	—	129	500,627	431,374	(102,832)	(9,445)	819,853
Net income	—	—	—	24,691	—	—	24,691
Other comprehensive income	—	—	—	—	—	526	526
Purchase of treasury stock	—	—	—	—	(20,364)	—	(20,364)
Sale of treasury stock	—	—	—	—	74	—	74
Cash dividends ($0.55 per share)	—	—	—	(6,094)	—	—	(6,094)
Amortization of stock-based compensation	—	—	624	—	—	—	624

Balance at June 30, 2026	—	129	501,251	449,971	(123,122)	(8,919)	819,310
Net income	—	—	—	23,809	—	—	23,809
Other comprehensive loss	—	—	—	—	—	(10,349)	(10,349)
Purchase of treasury stock	—	—	—	—	(412)	—	(412)
Sale of treasury stock	—	—	—	—	90	—	90
Cash dividends ($0.60 per share)	—	—	—	(6,729)	—	—	(6,729)
Amortization of stock-based compensation	—	—	719	—	—	—	719

Balance at September 30, 2026	$—	$129	$501,970	$467,051	$(123,444)	$(19,268)	$826,438

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2026	2025

Cash flows from operating activities:
Net income	$68,488	$53,106
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	750	1,250
Depreciation and amortization of premises and equipment	2,288	1,795
Termination of lease	1,586	—
Amortization of intangibles	7,620	3,799
Net accretion of securities	(6,183)	(2,786)
Amortization of stock-based compensation	1,923	1,586
Accretion of purchase accounting valuations	(8,477)	(2,359)
Net change in deferred loan fees and costs	(592)	(317)
Change in fair value of MSR and other investments	(2,103)	(1,239)
Loss from sale and disposal of premises and equipment	1	36
Net gain on sale of OREO and valuation allowance	(219)	(159)
Proceeds from sales of mortgage loans	181,603	105,893
Originations of mortgage loans held for sale	(176,620)	(105,827)
Gain on sales of mortgage loans	(2,295)	(1,154)
Realized loss on sale of securities	31	—
Undistributed income of Ansay joint venture	(2,591)	(3,648)
Net earnings on life insurance	(2,297)	(1,131)
Decrease in other assets	8,684	26
Decrease in other liabilities	(30,214)	(15,398)
Net cash provided by operating activities	41,383	33,473
Cash flows from investing activities, net of effects of business combination:
Activity in securities available for sale and held to maturity:
Sales	8,920	—
Maturities, prepayments, and calls	66,501	274,461
Purchases	(71,569)	(207,768)
Net increase in loans	(3,093)	(110,563)
Dividends received from Ansay	2,011	1,902
Proceeds from sale of OREO	1,789	900
Net sales (purchase) of Federal Home Loan Bank (“FHLB”) stock	4,279	(3,411)
Net purchases of Federal Reserve Bank (“FRB”) stock	(4,027)	—
Proceeds from life insurance	155	1,899
Proceeds from sale of premises and equipment	76	1
Purchases of premises and equipment	(11,546)	(8,751)
Net cash received in business combination	169,493	—
Net cash provided by (used in) investing activities	162,989	(51,330)

ITEM 1. Financial Statements Continued:

BANK FIRST CORPORATION

Consolidated Statements of Cash Flows (Continued)

(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2026	2025

Cash flows from financing activities, net of effects of business combination:
Net decrease in deposits	$(70,508)	$(122,341)
Proceeds from advances of notes payable	—	100,000
Repayment of notes payable	(122,814)	(25,508)
Dividends paid	(18,434)	(48,064)
Proceeds from sales of common stock	251	665
Repurchase of common stock	(23,852)	(22,043)
Net cash used in financing activities	(235,357)	(117,291)
Net decrease in cash and cash equivalents	(30,985)	(135,148)
Cash and cash equivalents at beginning of period	243,207	261,332
Cash and cash equivalents at end of period	$212,222	$126,184

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$59,699	$54,266
Income taxes	14,188	11,369
Supplemental schedule of noncash activities:
Closed branch buildings transferred to OREO	3,990	—
MSR resulting from sale of loans	2,060	1,218
Change in unrealized loss on investment securities available for sale, net of tax	(14,244)	3,192

Acquisition:
Fair value of assets acquired	$1,581,684	$—
Fair value of liabilities assumed	1,482,541	—
Net assets acquired	$99,143	$—

Common stock issued in acquisition	$168,470	$—

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

The fair value of the assets acquired and liabilities assumed on January 1, 2026 was as follows:

	As Recorded by	Fair Value	As Recorded by
	Centre	Adjustments	the Company
Cash, cash equivalents and securities	$508,129	$(2,493)	$505,636
Other investments	6,660	64	6,724
Loans, net	987,951	(19,247)	968,704
Premises and equipment, net	17,672	(2,689)	14,983
Core deposit intangible	17	31,893	31,910
Other assets	80,754	(27,027)	53,727
Total assets acquired	$1,601,183	$(19,499)	$1,581,684

Deposits	$1,376,635	$(393)	$1,376,242
Other borrowings	67,841	1,323	69,164
Subordinated debentures	4,500	110	4,610
Junior subordinated debentures	8,250	—	8,250
Other liabilities	25,781	137	25,918
Total liabilities assumed	$1,483,007	$1,177	$1,484,184

Excess of assets acquired over liabilities assumed	$118,176	$(20,676)	$97,500
Less: purchase price			168,763
Goodwill			71,263
Refinement to fair value estimates (1)			(1,643)
Goodwill (after refinement)			$69,620

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

On May 19, 2026, the Company entered into an Agreement and Plan of Merger with PSB Holdings, Inc. (“Peoples”), the parent company of Peoples State Bank, a community bank headquartered in Wausau, Wisconsin. Under the terms of the agreement, Peoples will merge with and into the Company, and Peoples State Bank will merge with and into the Bank. The transaction is expected to close on December 4, 2026. All required regulatory and shareholder approvals have been obtained. Merger consideration will consist of common stock of the Company, with final terms based on the fair market value of the Company’s common stock at closing. Based on combined results as of September 30, 2026, the merged entity would have total assets of approximately $7.5 billion, loans of approximately $5.7 billion, and deposits of approximately $6.2 billion.

NOTE 3 – EARNINGS PER SHARE

The two-class method is used in the calculation of basic and diluted earnings per share. Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. There were no anti-dilutive stock options for the three or nine months ended September 30, 2026 and 2025.

The following table presents the factors used in the earnings per share computations for the period indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic
Net income available to common shareholders	$23,809	$17,990	$68,488	$53,106
Less: Earnings allocated to participating securities	(110)	(86)	(302)	(259)
Net income allocated to common shareholders	$23,699	$17,904	$68,186	$52,847

Weighted average common shares outstanding including participating securities	11,083,897	9,834,002	11,150,043	9,911,522
Less: Participating securities (1)	(50,977)	(46,727)	(49,178)	(48,383)
Average shares	11,032,920	9,787,275	11,100,865	9,863,139

Basic earnings per common share	$2.15	$1.83	$6.14	$5.36

Diluted
Net income available to common shareholders	$23,809	$17,990	$68,488	$53,106

Weighted average common shares outstanding for basic earnings per common share	11,032,920	9,787,275	11,100,865	9,863,139
Add: Dilutive effects of stock-based compensation awards	20,669	21,419	19,809	21,459
Average shares and dilutive potential common shares	11,053,589	9,808,694	11,120,674	9,884,598

Diluted earnings per common share	$2.15	$1.83	$6.14	$5.36
(1)	Participating securities are restricted stock awards whereby the stock certificates have been issued, are included in outstanding shares, receive dividends and can be voted, but have not vested.

NOTE 4 – SECURITIES

The following is a summary of available for sale securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
September 30, 2026
U.S. Treasury securities	$100,796	$—	$(3,520)	$97,276
Obligations of U.S. Government sponsored agencies	143,018	—	(6,511)	136,507
Obligations of states and political subdivisions	81,118	25	(9,133)	72,010
Mortgage-backed securities	140,189	4	(6,016)	134,177
Corporate notes	15,658	—	(230)	15,428
Total available for sale securities	$480,779	$29	$(25,410)	$455,398

December 31, 2025
Obligations of U.S. Government sponsored agencies	$23,226	$—	$(1,947)	$21,279
Obligations of states and political subdivisions	61,511	95	(4,187)	57,419
Mortgage-backed securities	71,384	337	(965)	70,756
Corporate notes	15,675	—	(707)	14,968
Total available for sale securities	$171,796	$432	$(7,806)	$164,422

The following is a summary of held to maturity securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
September 30, 2026
U.S. Treasury securities	$129,283	$1	$(4,884)	$124,400
Obligations of states and political subdivisions	3,609	—	—	3,609
Total held to maturity securities	$132,892	$1	$(4,884)	$128,009

December 31, 2025
U.S. Treasury securities	$101,331	$1,590	$(170)	$102,751
Obligations of states and political subdivisions	2,395	—	—	2,395
Total held to maturity securities	$103,726	$1,590	$(170)	$105,146

The following table shows the fair value and gross unrealized losses of securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		Greater Than 12 Months		Total
							Number
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	of
	Value	Losses	Value	Losses	Value	Losses	Securities

September 30, 2026 - Available for Sale
U.S. Treasury securities	$97,276	$(3,520)	$—	$—	$97,276	$(3,520)	11
Obligations of U.S. Government sponsored agencies	118,968	(4,018)	17,539	(2,493)	136,507	(6,511)	45
Obligations of states and political subdivisions	36,442	(1,893)	35,087	(7,240)	71,529	(9,133)	97
Mortgage-backed securities	112,452	(4,350)	21,324	(1,666)	133,776	(6,016)	106
Corporate notes	500	—	8,770	(230)	9,270	(230)	9
Totals	$365,638	$(13,781)	$82,720	$(11,629)	$448,358	$(25,410)	268

September 30, 2026 - Held to Maturity
U.S. Treasury securities	$109,472	$(4,379)	$9,966	$(505)	$119,438	$(4,884)	38

December 31, 2025 - Available for Sale
Obligations of U.S. Government sponsored agencies	$929	$(8)	$20,350	$(1,939)	$21,279	$(1,947)	24
Obligations of states and political subdivisions	—	—	45,131	(4,187)	45,131	(4,187)	55
Mortgage-backed securities	10,911	(45)	24,636	(920)	35,547	(965)	92
Corporate notes	—	—	13,801	(707)	13,801	(707)	9
Totals	$11,840	$(53)	$103,918	$(7,753)	$115,758	$(7,806)	180

December 31, 2025 - Held to Maturity
U.S. Treasury securities	$997	$—	$22,156	$(170)	$23,153	$(170)	12

As of September 30, 2026, and December 31, 2025, no allowance for credit losses has been recognized on available for sale securities in an unrealized loss position as the Company does not believe any of the debt securities are credit impaired. This is based on the Company’s analysis of the risk characteristics, including credit ratings, and other qualitative factors related to these securities. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. As of September 30, 2026, the Company did not intend to sell these securities and it was more likely than not that the Company would not be required to sell the debt securities before recovery of their amortized cost, which may be at maturity. The unrealized losses have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration.

Furthermore, based on its analysis the Company has determined that held to maturity securities have zero expected credit losses. U.S. Treasury securities have the full faith and credit backing of the United States Government.

The following is a summary of amortized cost and estimated fair value of securities by contractual maturity as of September 30, 2026. Contractual maturities will differ from expected maturities for mortgage-backed securities because borrowers may have the right to call or prepay obligations without penalties.

	Available for Sale		Held to Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$23,734	$23,625	$15,154	$15,106
Due after one year through 5 years	205,879	198,765	39,765	38,786
Due after 5 years through 10 years	78,413	71,367	77,973	74,117
Due after 10 years	32,564	27,464	—	—
Subtotal	340,590	321,221	132,892	128,009
Mortgage-backed securities	140,189	134,177	—	—
Total	$480,779	$455,398	$132,892	$128,009

As of September 30, 2026 and December 31, 2025, the carrying values of securities pledged to secure public deposits and for other purposes required or permitted by law were approximately $220.0 million and $249.7 million, respectively.

Sales of securities available for sale produced $8.9 million in proceeds with immaterial gross gains and losses for the nine months ended September 30, 2026. There were no sales of securities available for sale during the three months ended September 30, 2026 or the three and nine months ended September 30, 2025.

	2026	2025
Proceeds from sales of securities	$8,920	$—
Gross gains on sales	37	—
Gross losses on sales	(68)	—

NOTE 5 – LOANS, ALLOWANCE FOR CREDIT LOSSES, AND CREDIT QUALITY

The following table presents total loans by portfolio segment and class of loan as of September 30, 2026 and December 31, 2025:

	2026	2025
Commercial/industrial	$871,592	$647,552
Commercial real estate - owner occupied	1,107,001	881,037
Commercial real estate - non-owner occupied	694,808	492,635
Multi-family	478,440	402,622
Construction and development	238,236	215,599
Residential 1‑4 family	1,130,110	894,633
Consumer	56,545	54,618
Other	19,550	16,941
Subtotals	4,596,282	3,605,637
ACL - Loans	(56,828)	(44,374)
Loans, net of ACL - Loans	4,539,454	3,561,263
Deferred loan fees, net	(396)	(986)
Loans, net	$4,539,058	$3,560,277

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

The Company utilized the high-end range of the Federal Reserve Bank Open Market Committee forecast for national unemployment and the low-end range for national GDP growth at September 30, 2026 and December 31, 2025. As of September 30, 2026, the Company anticipates the national unemployment rate to rise nominally during the forecast period and the national GDP growth rate to decrease. The Company utilized long-term averages for the remaining loss drivers. There were no changes made to the qualitative factors applied to individual loan pools during the third quarter of 2026.

A roll forward of the ACL-Loans is summarized as follows:

	Three Months Ended		Nine Months Ended		Year Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025	December 31, 2025
Beginning Balance	$56,029	$44,292	$44,374	$44,151	$44,151
ACL on loans acquired	-	-	12,826	-	-
Provision for credit losses	1,050	250	1,050	1,200	1,200
Charge-offs	(274)	(52)	(1,517)	(911)	(1,145)
Recoveries	23	11	95	61	168
Net charge-offs	(251)	(41)	(1,422)	(850)	(977)
Ending Balance	$56,828	$44,501	$56,828	$44,501	$44,374

A summary of the activity in the ACL - Loans by loan type for the nine months ended September 30, 2026 is summarized as follows:

		Commercial	Commercial
		Real Estate -	Real Estate -		Construction
	Commercial /	Owner	Non - Owner	Multi-	and	Residential
	Industrial	Occupied	Occupied	Family	Development	1-4 Family	Consumer	Other	Total
ACL - Loans - January 1, 2026	$7,264	$9,691	$4,581	$4,088	$3,814	$13,644	$1,074	$218	$44,374
ACL - Loans on loans acquired	2,646	2,346	2,573	2,104	137	2,930	51	39	12,826
Charge-offs	(911)	—	—	—	—	(176)	(82)	(348)	(1,517)
Recoveries	38	—	—	—	—	8	2	47	95
Provision	(78)	1,225	(84)	(625)	(99)	355	2	354	1,050
ACL - Loans - September 30, 2026	$8,959	$13,262	$7,070	$5,567	$3,852	$16,761	$1,047	$310	$56,828

A summary of the activity in the ACL – Loans by loan type for the nine months ended September 30, 2025 is summarized as follows:

		Commercial	Commercial
		Real Estate -	Real Estate -		Construction
	Commercial /	Owner	Non - Owner	Multi-	and	Residential
	Industrial	Occupied	Occupied	Family	Development	1-4 Family	Consumer	Other	Total
ACL - Loans - January 1, 2025	$6,737	$9,334	$5,213	$3,739	$5,223	$12,684	$1,084	$137	$44,151
Charge-offs	(23)	(802)	—	—	—	(1)	(42)	(43)	(911)
Recoveries	5	—	—	—	—	36	9	11	61
Provision	321	1,423	(338)	437	(506)	(236)	51	48	1,200
ACL - Loans - September 30, 2025	$7,040	$9,955	$4,875	$4,176	$4,717	$12,483	$1,102	$153	$44,501

In addition to the ACL-Loans, the Company has established an allowance for credit losses on unfunded commitments (“ACL-Unfunded Commitments”), classified in other liabilities on the consolidated balance sheets. This allowance is maintained to absorb losses arising from unfunded loan commitments, and is determined quarterly based on methodology similar to the methodology for determining the ACL-Loans. The ACL-Unfunded Commitments was $3.7 million and $3.0 million at September 30, 2026 and December 31, 2025, respectively. See Note 11 for further information on commitments.

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

	Three Months Ended		Nine Months Ended		Year Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025	December 31, 2025
Provision for credit losses on:
Loans	$1,050	$250	$1,050	$1,200	$1,200
Unfunded Commitments	(300)	400	(300)	50	50
Total provision for credit losses	$750	$650	$750	$1,250	$1,250

The Company’s past due and non-accrual loans as of September 30, 2026 is summarized as follows:

		90 Days			Non-Accrual
	30-89 Days	or more			with no
	Past Due	Past Due	Non-		related
	Accruing	and Accruing	Accrual	Total	allowance
Commercial/industrial	$75	$584	$2,272	$2,931	$525
Commercial real estate - owner occupied	1,856	616	4,224	6,696	1,251
Commercial real estate - non-owner occupied	365	409	3,826	4,600	1,715
Multi-family	—	—	11,994	11,994	—
Construction and development	123	—	338	461	338
Residential 1‑4 family	3,123	904	1,317	5,344	1,274
Consumer	218	3	138	359	138
Other	—	—	567	567	—
	$5,760	$2,516	$24,676	$32,952	$5,241

The Company’s past due and non-accrual loans as of December 31, 2025 is summarized as follows:

		90 Days			Non-Accrual
	30-89 Days	or more			with no
	Past Due	Past Due	Non-		related
	Accruing	and Accruing	Accrual	Total	allowance
Commercial/industrial	$894	$—	$1,754	$2,648	$137
Commercial real estate - owner occupied	337	2,791	2,330	5,458	—
Commercial real estate - non-owner occupied	974	—	—	974	—
Multi-family	—	—	—	—	—
Construction and development	719	1	—	720	—
Residential 1‑4 family	3,198	425	1,643	5,266	1,642
Consumer	277	25	79	381	79
Other	—	—	—	—	—
	$6,399	$3,242	$5,806	$15,447	$1,858

Interest recognized on non-accrual loans is considered immaterial to the consolidated financial statements for the nine months ended September 30, 2026 and 2025.

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

	Collateral Type
As of September 30, 2026		Other		Without an	With an	Allowance
	Real Estate	Business Assets	Total	Allowance	Allowance	Allocation
Commercial/industrial	$—	$1,842	$1,842	$—	$1,842	$1,493
Commercial real estate - owner occupied	5,475	—	5,475	1,123	4,352	688
Commercial real estate - non-owner occupied	3,437	—	3,437	1,325	2,112	796
Multi-family	11,994	—	11,994	—	11,994	952
Construction and development	338	—	338	338	—	—
Residential 1‑4 family	42	—	42	42	—	—
Consumer	—	—	—	—	—	—
Other	—	669	669	—	669	103
Total Loans	$21,286	$2,511	$23,797	$2,828	$20,969	$4,032

Collateral Type
As of December 31, 2025		Other		Without an	With an	Allowance
	Real Estate	Business Assets	Total	Allowance	Allowance	Allocation
Commercial/industrial	$—	$1,618	$1,618	$—	$1,618	$1,611
Commercial real estate - owner occupied	5,121	—	5,121	2,791	2,330	594
Commercial real estate - non-owner occupied	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Construction and development	—	—	—	—	—	—
Residential 1‑4 family	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total Loans	$5,121	$1,618	$6,739	$2,791	$3,948	$2,205

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

	Amortized Cost Basis by Origination Year
As of September 30, 2026								Revolving
	2026	2025	2024	2023	2022	Prior	Revolving	to Term	Total
Commercial/industrial
Grades 1-4	$178,079	$128,716	$42,819	$38,082	$38,883	$73,981	$267,177	$-	$767,737
Grade 5	8,072	9,752	6,859	4,833	3,445	11,082	34,558	-	78,601
Grade 6	-	2,301	823	-	-	-	2,407	-	5,531
Grade 7	1,833	492	1,756	1,227	816	7,627	5,972	-	19,723
Grade 8	-	-	-	-	-	-	-	-	-
Total	$187,984	$141,261	$52,257	$44,142	$43,144	$92,690	$310,114	$-	$871,592
Current-period gross charge-offs	$-	$-	$24	$-	$-	$887	$-	$-	$911
Commercial real estate - owner occupied
Grades 1-4	$112,210	$121,559	$119,765	$49,648	$96,437	$359,872	$18,905	$-	$878,396
Grade 5	13,649	32,620	31,345	21,216	16,677	46,400	572	-	162,479
Grade 6	-	845	1,308	-	3,959	10,690	-	-	16,802
Grade 7	-	7,222	6,640	3,105	12,842	18,775	740	-	49,324
Grade 8	-	-	-	-	-	-	-	-	-
Total	$125,859	$162,246	$159,058	$73,969	$129,915	$435,737	$20,217	$-	$1,107,001
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied
Grades 1-4	$63,743	$62,260	$37,878	$61,753	$81,493	$267,877	$15,342	$-	$590,346
Grade 5	20,819	9,550	4,929	3,340	6,533	29,117	-	-	74,288
Grade 6	-	-	176	5,641	-	12,049	195	-	18,061
Grade 7	-	-	-	768	263	11,082	-	-	12,113
Grade 8	-	-	-	-	-	-	-	-	-
Total	$84,562	$71,810	$42,983	$71,502	$88,289	$320,125	$15,537	$-	$694,808
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Multi-family
Grades 1-4	$29,391	$41,785	$2,443	$36,807	$71,040	$240,777	$4,491	$-	$426,734
Grade 5	3,000	-	757	25,806	737	9,412	-	-	39,712
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	-	-	11,994	-	-	-	-	-	11,994
Grade 8	-	-	-	-	-	-	-	-	-
Total	$32,391	$41,785	$15,194	$62,613	$71,777	$250,189	$4,491	$-	$478,440
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Construction and development
Grades 1-4	$45,596	$58,193	$16,991	$15,114	$24,928	$14,012	$7,294	$-	$182,128
Grade 5	10,158	16,745	15,184	12,432	-	-	-	-	54,519
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	574	338	-	-	-	677	-	-	1,589
Grade 8	-	-	-	-	-	-	-	-	-
Total	$56,328	$75,276	$32,175	$27,546	$24,928	$14,689	$7,294	$-	$238,236
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Residential 1‑4 family
Grades 1-4	$101,921	$86,166	$71,160	$94,480	$179,710	$395,547	$165,549	$-	$1,094,533
Grade 5	8,287	8,126	4,089	1,811	2,300	1,242	1,527	-	27,382
Grade 6	-	-	-	174	-	-	292	-	466
Grade 7	-	105	18	388	2,495	3,706	1,017	-	7,729
Grade 8	-	-	-	-	-	-	-	-	-
Total	$110,208	$94,397	$75,267	$96,853	$184,505	$400,495	$168,385	$-	$1,130,110
Current-period gross charge-offs	$-	$-	$13	$-	$-	$163	$-	$-	$176
Consumer
Grades 1-4	$17,849	$14,611	$10,921	$6,162	$2,540	$3,573	$648	$-	$56,304
Grade 5	-	-	-	-	-	-	-	-	-
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	104	7	67	36	8	19	-	-	241
Grade 8	-	-	-	-	-	-	-	-	-
Total	$17,953	$14,618	$10,988	$6,198	$2,548	$3,592	$648	$-	$56,545
Current-period gross charge-offs	$-	$32	$33	$16	$-	$1	$-	$-	$82
Other
Grades 1-4	$1,062	$469	$1,930	$444	$193	$9,412	$275	$-	$13,785
Grade 5	40	3,611	-	-	-	396	1,147	-	5,194
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	-	-	-	103	8	-	460	-	571
Grade 8	-	-	-	-	-	-	-	-	-
Total	$1,102	$4,080	$1,930	$547	$201	$9,808	$1,882	$-	$19,550
Current-period gross charge-offs	$-	$2	$-	$11	$-	$-	$335	$-	$348

Total Loans	$616,387	$605,473	$389,852	$383,370	$545,307	$1,527,325	$528,568	$-	$4,596,282
Total current-period gross charge-offs	$-	$34	$70	$27	$-	$1,051	$335	$-	$1,517

	Amortized Cost Basis by Origination Year
As of December 31, 2025								Revolving
	2025	2024	2023	2022	2021	Prior	Revolving	to Term	Total
Commercial/industrial
Grades 1-4	$114,479	$62,065	$42,402	$48,707	$38,384	$46,256	$116,076	$-	$468,369
Grade 5	36,459	7,301	7,241	3,059	4,538	3,282	46,643	-	108,523
Grade 6	4,919	6,622	435	40,958	-	-	3,236	-	56,170
Grade 7	180	94	644	215	4,772	4,147	4,438	-	14,490
Grade 8	-	-	-	-	-	-	-	-	-
Total	$156,037	$76,082	$50,722	$92,939	$47,694	$53,685	$170,393	$-	$647,552
Current-period gross charge-offs	$-	$-	$222	$21	$-	$-	$-	$-	$243
Commercial real estate - owner occupied
Grades 1-4	$56,839	$88,734	$47,080	$93,492	$121,105	$203,633	$25,080	$-	$635,963
Grade 5	54,267	47,403	20,150	14,008	29,065	33,682	768	-	199,343
Grade 6	1,963	1,336	-	4,042	2,078	1,772	-	-	11,191
Grade 7	6,167	960	1,443	988	5,454	19,328	200	-	34,540
Grade 8	-	-	-	-	-	-	-	-	-
Total	$119,236	$138,433	$68,673	$112,530	$157,702	$258,415	$26,048	$-	$881,037
Current-period gross charge-offs	$-	$802	$-	$-	$-	$-	$-	$-	$802
Commercial real estate - non-owner occupied
Grades 1-4	$50,036	$31,783	$51,896	$57,947	$110,640	$110,192	$8,464	$-	$420,958
Grade 5	7,466	19,428	3,502	3,878	13,134	16,677	685	-	64,770
Grade 6	-	-	-	425	393	-	-	-	818
Grade 7	-	-	-	-	5,753	336	-	-	6,089
Grade 8	-	-	-	-	-	-	-	-	-
Total	$57,502	$51,211	$55,398	$62,250	$129,920	$127,205	$9,149	$-	$492,635
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate - multi-family
Grades 1-4	$23,407	$3,101	$37,493	$61,885	$97,100	$142,757	$479	$-	$366,222
Grade 5	-	767	21,924	758	-	-	-	-	23,449
Grade 6	-	12,951	-	-	-	-	-	-	12,951
Grade 7	-	-	-	-	-	-	-	-	-
Grade 8	-	-	-	-	-	-	-	-	-
Total	$23,407	$16,819	$59,417	$62,643	$97,100	$142,757	$479	$-	$402,622
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Construction and development
Grades 1-4	$78,556	$25,539	$18,880	$27,815	$8,407	$6,877	$2,419	$-	$168,493
Grade 5	16,830	16,849	12,449	-	-	136	120	-	46,384
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	-	-	-	-	-	722	-	-	722
Grade 8	-	-	-	-	-	-	-	-	-
Total	$95,386	$42,388	$31,329	$27,815	$8,407	$7,735	$2,539	$-	$215,599
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Residential 1‑4 family
Grades 1-4	$87,038	$82,270	$75,340	$151,412	$146,848	$200,686	$125,733	$-	$869,327
Grade 5	4,750	2,508	1,935	3,042	685	1,152	725	-	14,797
Grade 6	-	-	178	1,610	-	171	1,250	-	3,209
Grade 7	108	113	170	1,069	617	3,690	1,533	-	7,300
Grade 8	-	-	-	-	-	-	-	-	-
Total	$91,896	$84,891	$77,623	$157,133	$148,150	$205,699	$129,241	$-	$894,633
Current-period gross charge-offs	$-	$-	$-	$-	$-	$1	$-	$-	$1
Consumer
Grades 1-4	$22,082	$14,613	$8,133	$4,344	$1,935	$2,930	$439	$-	$54,476
Grade 5	-	-	-	-	-	-	-	-	-
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	9	80	16	3	4	30	-	-	142
Grade 8	-	-	-	-	-	-	-	-	-
Total	$22,091	$14,693	$8,149	$4,347	$1,939	$2,960	$439	$-	$54,618
Current-period gross charge-offs	$-	$8	$21	$13	$-	$-	$-	$-	$42
Other
Grades 1-4	$347	$950	$91	$309	$20	$9,797	$642	$-	$12,156
Grade 5	3,818	-	-	-	412	-	408	-	4,638
Grade 6	-	-	-	-	-	-	-	-	-
Grade 7	-	-	127	20	-	-	-	-	147
Grade 8	-	-	-	-	-	-	-	-	-
Total	$4,165	$950	$218	$329	$432	$9,797	$1,050	$-	$16,941
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$57	$-	$57

Total Loans	$569,720	$425,467	$351,529	$519,986	$591,344	$808,253	$339,338	$-	$3,605,637
Total current-period gross charge-offs	$-	$810	$243	$34	$-	$1	$57	$-	$1,145

Loans that were both experiencing financial difficulty and were modified during the nine months ended September 30, 2026 and 2025, were insignificant to these consolidated financial statements.

NOTE 6 – MORTGAGE SERVICING RIGHTS

Loans serviced for others are not included in the accompanying consolidated balance sheets. MSRs are recognized as separate assets when loans sold in the secondary market are sold with servicing retained. The Company utilizes a third-party valuation specialist to assist management in estimating the fair value of its MSRs. The third-party firm collects relevant data points from numerous sources. Some of these data points relate directly to the pricing level or relative value of the mortgage servicing while other data points relate to the assumptions used to derive fair value. In addition, the valuation evaluates specific collateral types, and current and historical performance of the collateral in question. The valuation process focuses on the non-distressed secondary servicing market, common industry practices and current regulatory standards. The primary determinants of the fair value of MSRs are servicing fee percentage, ancillary income, expected loan life or prepayment speeds, discount rates, costs to service, delinquency rates, foreclosure losses and recourse obligations. The valuation data also contains interest rate shock analyses for monitoring fair value changes in differing interest rate environments.

Following is an analysis of activity in the MSR asset:

	Nine Months Ended	Year Ended
	September 30, 2026	December 31, 2025
Fair value at beginning of period	$13,650	$13,369

Servicing asset additions	2,060	1,954
Loan payments and payoffs	(2,195)	(2,071)
Changes in valuation inputs and assumptions used in the valuation model	1,603	398
Amount recognized through earnings	1,468	281
MSR asset acquired	3,752	—
Fair value at end of period	$18,870	$13,650

Unpaid principal balance of loans serviced for others	$1,557,051	$1,202,991
Mortgage servicing rights as a percent of loans serviced for others	1.21	1.13

The primary economic assumptions utilized by the Company in measuring the value of MSRs were constant prepayment speeds of 7.2% and 8.5% and discount rates of 10.14% and 10.17% as of September 30, 2026 and December 31, 2025, respectively. The constant prepayment speeds are obtained from publicly available sources for each of the loan programs the Company originates under.

NOTE 7 – NOTES PAYABLE

The Company utilizes FHLB advances to fund liquidity. The Company had outstanding balances borrowed from the FHLB of $55.0 million and $110.0 million at September 30, 2026 and December 31, 2025, respectively. The advances, rate, and maturities of FHLB advances were as follows:

			September 30,	December 31,
	Maturity	Rate	2026	2025
Fixed rate, fixed term	03/23/2026	4.02%	—	10,000
Fixed rate, fixed term	05/26/2026	1.95%	—	5,000
Fixed rate, fixed term	06/29/2026	4.77%	—	15,000
Fixed rate, fixed term	03/23/2027	3.91%	10,000	10,000
Fixed rate, fixed term	06/28/2027	4.57%	15,000	15,000
Fixed rate, fixed term	03/23/2028	3.85%	10,000	10,000
Fixed rate, fixed term	07/05/2028	4.41%	20,000	20,000
Fixed rate, fixed term	07/09/2029	4.31%	—	25,000
			55,000	110,000
Adjustment due to purchase accounting			—	(34)
			$55,000	$109,966

Future maturities of borrowings were as follows:

	September 30,	December 31,
	2026	2025
1 year or less	$25,000	$30,000
1 to 2 years	30,000	25,000
2 to 3 years	—	30,000
3 to 4 years	—	25,000
4 to 5 years	—	—
Over 5 years	—	—
	$55,000	$110,000

As of September 30, 2026, the Company had borrowing availability at the FHLB totaling $626.7 million in addition to the existing borrowings noted in the tables above. The Company has also issued $21.2 million in letters of credit through the FHLB with expiration dates through November 2026.

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

NOTE 8 – SUBORDINATED NOTES AND JUNIOR SUBORDINATED DEBENTURES

During July 2020, the Company entered into subordinated note agreements with two separate commercial banks. The Company had through December 31, 2020, to borrow funds up to a maximum availability of $6.0 million under each agreement, or $12.0 million total. These notes were issued with 10-year maturities, carried interest at a fixed rate of 5.0% through June 30, 2025, and carry a variable rate thereafter, payable quarterly. These notes became callable by the Company on January 1, 2026 and qualify for Tier 2 capital for regulatory purposes. The Company had outstanding balances of $6.0 million under these agreements at September 30, 2026 and December 31, 2025.

During August 2022, the Company entered into subordinated note agreements with an individual. The Company had outstanding balances of $6.0 million under these agreements as of September 30, 2026 and December 31, 2025. These notes were issued with 10-year maturities, carry interest at a fixed rate of 5.25% through August 6, 2027, and at a variable rate thereafter, payable quarterly. These notes are callable on or after August 6, 2027 and qualify for Tier 2 capital for regulatory purposes.

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

Under regulatory guidance for non-advanced approaches institutions, the Bank and Company are required to maintain minimum amounts and ratios of common equity Tier I capital to risk-weighted assets, including an additional conservation buffer determined by banking regulators. As of September 30, 2026 and December 31, 2025, this buffer was 2.5%. The Bank met all capital adequacy requirements to which they are subject as of September 30, 2026 and December 31, 2025.

Actual and required capital amounts and ratios are presented below at period-end:

							To Be Well
					Minimum Capital		Capitalized Under
			For Capital		Adequacy with		Prompt Corrective
	Actual		Adequacy Purposes		Capital Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2026
Total capital (to risk-weighted assets):
Company	$641,592	13.14%	$390,568	8.00%	$512,620	10.50%	NA	NA
Bank	$591,341	12.12%	$390,164	8.00%	$512,090	10.50%	$487,705	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$567,991	11.63%	$292,926	6.00%	$414,978	8.50%	NA	NA
Bank	$534,329	10.96%	$292,623	6.00%	$414,549	8.50%	$390,164	8.00%
Common Equity Tier 1 capital (to risk-weighted assets):
Company	$560,491	11.48%	$219,694	4.50%	$341,747	7.00%	NA	NA
Bank	$534,329	10.96%	$219,467	4.50%	$341,393	7.00%	$317,008	6.50%
Tier 1 capital (to average assets):
Company	$567,991	9.97%	$227,884	4.00%	$227,884	4.00%	NA	NA
Bank	$534,329	9.33%	$228,974	4.00%	$228,974	4.00%	$286,218	5.00%
December 31, 2025
Total capital (to risk-weighted assets):
Company	$515,461	13.80%	$298,764	8.00%	$392,128	10.50%	NA	NA
Bank	$460,199	12.33%	$298,541	8.00%	$391,835	10.50%	$373,177	10.00%
Tier 1 capital (to risk-weighted assets):
Company	$460,067	12.32%	$224,073	6.00%	$317,437	8.50%	NA	NA
Bank	$416,805	11.17%	$223,906	6.00%	$317,200	8.50%	$298,541	8.00%
Common Equity Tier 1 capital (to risk-weighted assets):
Company	$460,067	12.32%	$168,055	4.50%	$261,419	7.00%	NA	NA
Bank	$416,805	11.17%	$167,929	4.50%	$261,224	7.00%	$242,565	6.50%
Tier 1 capital (to average assets):
Company	$460,067	10.87%	$169,339	4.00%	$169,339	4.00%	NA	NA
Bank	$416,805	9.85%	$169,277	4.00%	$169,277	4.00%	$211,597	5.00%

NOTE 10 – SEGMENT INFORMATION

The Company’s single reportable segment is determined by the Chief Executive Officer, who is the designated chief operating decision maker (“CODM”), based upon information provided by the Company’s products and services offered, primarily banking operations. The segment is also distinguished by the level of information provided to the CODM, who uses such information to review the performance of various components of the business such as branches, which are then aggregated as operating performance, products and services, and customers are similar. The CODM will then evaluate the financial performance of the Company’s business components such as by evaluating significant revenues and expenses and budget to actual results in assessing the Company’s segment and in the determination of allocating resources. The CODM uses revenue streams to evaluate product pricing and significant expenses to assess performance and evaluate return on assets. The CODM uses consolidated net income and return on assets to benchmark the Company against its competitors. The benchmarking analysis, coupled with monitoring of budget to actual results, are used in the assessment of performance and in establishing compensation. Loans, investments, service charges, and deposits in other banks provide the significant revenues in the banking operation. Interest expense, provisions for credit losses, data processing and payroll provide the significant expenses in the banking operation. All operations are domestic. Information reported internally for performance assessment by the chief operating decision maker is identical to that which is shown in the Consolidated Statements of Income.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate-lock commitments). Rate-lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements and for fixed rate commitments also considers the difference between current levels of interest rates and committed rates. The notional amount of rate-lock commitments at September 30, 2026 and December 31, 2025 was approximately $11.1 million and $16.9 million, respectively. The fair value of these rate-lock commitments are not material to these financial statements.

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

The following commitments were outstanding:

	Notional Amount
	September 30, 2026	December 31, 2025

Commitments to extend credit:
Fixed	$74,873	$41,721
Variable	960,744	723,821
Credit card arrangements	26,975	26,217
Letters of credit	14,445	11,708

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

Information regarding the fair value of assets measured at fair value on a recurring basis is as follows:

	Instruments	Markets	Other	Significant
	Measured	for Identical	Observable	Unobservable
	At Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2026
Assets
Securities available for sale
U.S. Treasury securities	$97,276	$97,276	$—	$—
Obligations of U.S. Government sponsored agencies	136,507	—	136,507	—
Obligations of states and political subdivisions	72,010	—	72,010	—
Mortgage-backed securities	134,177	—	134,177	—
Corporate notes	15,428	—	15,428	—
Mortgage servicing rights	18,870	—	18,870	—

December 31, 2025
Assets
Securities available for sale
Obligations of U.S. Government sponsored agencies	$21,279	$—	$21,279	$—
Obligations of states and political subdivisions	57,419	—	57,419	—
Mortgage-backed securities	70,756	—	70,756	—
Corporate notes	14,968	—	14,968	—
Mortgage servicing rights	13,650	—	13,650	—

There were no assets measured on a recurring basis using significant unobservable inputs (Level 3) during these periods. Furthermore, there were no liabilities measured on a recurring basis during the periods.

Information regarding the fair value of assets measured at fair value on a non-recurring basis is as follows:

		Quoted Prices
		In Active	Significant
	Assets	Markets	Other	Significant
	Measured	for Identical	Observable	Unobservable
	At Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2026
OREO	$2,420	$—	$—	$2,420
Loans individually evaluated, net of reserve	16,937	—	—	16,937
	$19,357	$—	$—	$19,357

December 31, 2025
Loans individually evaluated, net of reserve	$1,743	$—	$—	$1,743

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

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets:

				Weighted
		Unobservable	Range of	Average
	Valuation Technique	Inputs	Discounts	Discount
As of September 30, 2026
OREO	Third party appraisals, sales contracts or brokered price options	Collateral discounts and estimated costs to sell	0%	0%
Loans individually evaluated	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 99%	17%

As of December 31, 2025
Loans individually evaluated	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 99%	33%

The carrying value and estimated fair value of financial instruments not measured and reported at fair value on a recurring or non-recurring basis at September 30, 2026 and December 31, 2025 are as follows:

	Carrying
September 30, 2026	amount	Level 1	Level 2	Level 3	Total

Financial assets:
Cash and cash equivalents	$212,222	$212,222	$—	$—	$212,222
Securities held to maturity	132,892	124,400	3,609	—	128,009
Loans held for sale	3,555	—	3,555	—	3,555
Loans, net	4,539,058	—	—	4,429,031	4,429,031
Other investments	31,130	—	—	31,130	31,130
Financial liabilities:
Deposits	$5,001,823	$—	$—	$4,511,288	$4,511,288
Notes payable	55,000	—	55,000	—	55,000
Subordinated notes	16,589	—	16,589	—	16,589
Junior subordinated debentures	8,250	—	8,250	—	8,250

	Carrying
December 31, 2025	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$243,207	$243,207	$—	$—	$243,207
Securities held to maturity	103,726	102,751	2,395	—	105,146
Loans held for sale	6,243	—	6,243	—	6,243
Loans, net	3,560,277	—	—	3,447,489	3,447,489
Other investments	23,613	—	—	23,613	23,613
Financial liabilities:
Deposits	$3,695,787	$—	$—	$3,466,151	$3,466,151
Notes payable	109,966	—	109,966	—	109,966
Subordinated notes	12,000	—	12,000	—	12,000

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

NOTE 13 – STOCK BASED COMPENSATION

The Company has made restricted share grants pursuant to the Bank First Corporation 2011 Equity Plan and the Bank First Corporation 2020 Equity Plan, which replaced the 2011 Plan. The purpose of the Plan is to provide financial incentives for selected employees and for the non-employee Directors of the Company, thereby promoting the long-term growth and financial success of the Company. The number of shares of Company stock that may be issued pursuant to awards under the 2020 Plan shall not exceed, in the aggregate, 700,000. As of September 30, 2026, 156,729 shares of Company stock have been awarded under the 2020 Plan. Compensation expense for restricted stock is based on the fair value of the awards of Bank First Corporation common stock at the time of grant. The value of restricted stock grants that are expected to vest is amortized into expense over the vesting periods. For the three months ended September 30, 2026 and 2025, compensation expense of $0.7 million and $0.6 million, respectively, was recognized related to restricted stock awards. For the nine months ended September 30, 2026 and 2025, compensation expense of $1.9 million and $1.6 million, respectively, was recognized related to restricted stock awards.

As of September 30, 2026, there was $4.6 million of unrecognized compensation cost related to non-vested restricted stock awards granted under the plan. That cost is expected to be recognized over a weighted average period of 2.1 years. The aggregate grant date fair value of restricted stock awards that vested during the nine months ended September 30, 2026, was approximately $2.2 million.

	For the period ended		For the period ended
	September 30, 2026		September 30, 2025
		Weighted-		Weighted-
		Average Grant-		Average Grant-
	Shares	Date Fair Value	Shares	Date Fair Value
Restricted Stock
Outstanding at beginning of period	46,727	$94.77	52,634	$79.27
Granted	32,159	136.44	23,616	105.76
Vested	(24,406)	91.96	(28,290)	75.74
Forfeited or cancelled	(557)	97.55	(1,233)	80.17
Outstanding at end of period	53,923	$120.87	46,727	$94.77

re

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2025, included in our Annual Report and with our unaudited condensed accompanying notes set forth in this Quarterly Report on Form 10-Q for the quarterly period September 30, 2026.

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

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors discussed elsewhere in this Quarterly Report on Form 10-Q and the following:

●	the risks related to the proposed merger of PSB Holdings, Inc. (“Peoples”) with the Company (the “Proposed Merger”) and expectations with regard to the benefits of the Proposed Merger, without limitation: (a) the risk that the cost savings and any revenue synergies from the Proposed Merger is less than or different from expectations, (b) disruption from the Proposed Merger with customer, supplier, or employee relationships, (c) the occurrence of any event, change, or other circumstances that could give rise to the termination of the Agreement and Plan of Merger by and between the Company and Peoples, (d) the possibility that the costs, fees, expenses and charges related to the Proposed Merger may be greater than anticipated, including as a result of unexpected or unknown factors, events, or liabilities, (e) the failure of the conditions to the Proposed Merger to be satisfied, (f) the risks related to the integration of the combined businesses, including the risk that the integration will be materially delayed or will be more costly or difficult than expected, (g) the diversion of management time on merger-related issues, (h) the ability of the Company to effectively manage the larger and more complex operations of the combined company following the Proposed Merger, (i) the risks associated with the Company's pursuit of future acquisitions, (j) the risk of expansion into new geographic or product markets, (k) reputational risk and the reaction of the parties’ customers to the Proposed Merger, (l) the Company's ability to successfully execute its various business strategies, including its ability to execute on potential acquisition opportunities, (m) the risk of potential litigation or regulatory action related to the Proposed Merger, and (n) general competitive, economic, political, and market conditions; and

●	risks relating to bank acquisitions, including the recent acquisition of Centre 1 Bancorp, including, without limitation; the diversion of management’s time on issues related to the integration; unexpected transaction costs, including the costs of integrating operations; the risks that the businesses will not be integrated successfully or that such integration may be more difficult, time-consuming or costly than expected; the potential failure to fully or timely realize expected revenues and revenue synergies, including as the result of revenues following acquisitions being lower than expected; the risk of deposit and customer attrition; regulatory enforcement and litigation risk; any changes in deposit mix; unexpected operating and other costs, which may differ or change from expectations; the risks of customer and employee loss and business disruptions, including, without limitation, as the result of difficulties in maintaining relationships with employees; increased competitive pressures and solicitations of customers by competitors; as well as the difficulties and risks inherent with entering new markets.

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

On May 19, 2026, the Company entered into an Agreement and Plan of Merger with Peoples, pursuant to which Peoples will merge with and into the Company and Peoples banking subsidiary, Peoples State Bank, will merge with and into the Bank. The transaction is expected to close on December 4, 2026 and is subject to, among other items, approval by the shareholders of Peoples and regulatory agencies. Merger consideration will consist of 100% common stock of the Company, and will total approximately $202.9 million, subject to the fair market value of the Company's common stock on the date of closing. Based on combined results as of September 30, 2026, the merged entity would have total assets of approximately $7.5 billion, loans of approximately $5.7 billion, and deposits of approximately $6.2 billion.

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

The following tables present certain selected historical consolidated financial data as of the dates or for the period indicated:

	At or for the Three Months Ended					At or for the Nine Months Ended
(In thousands, except per share data)	9/30/2026	6/30/2026	3/31/2026	12/31/2025	9/30/2025	9/30/2026	9/30/2025

Results of Operations:
Interest income	$75,988	$75,719	$73,605	$56,636	$55,456	$225,312	$165,079
Interest expense	20,770	20,686	20,389	16,470	17,203	61,845	53,587
Net interest income	55,218	55,033	53,216	40,166	38,253	163,467	111,492
Provision for credit losses	750	—	—	—	650	750	1,250
Net interest income after provision for credit losses	54,468	55,033	53,216	40,166	37,603	162,717	110,242
Noninterest income	10,111	10,002	10,532	4,758	5,953	30,645	17,462
Noninterest expense	34,679	34,400	39,056	22,012	21,086	108,135	62,446
Income before income tax expense	29,900	30,635	24,692	22,912	22,470	85,227	65,258
Income tax expense	6,091	5,944	4,704	4,522	4,480	16,739	12,152
Net income	$23,809	$24,691	$19,988	$18,390	$17,990	$68,488	$53,106

Earnings per common share - basic	$2.15	$2.21	$1.78	$1.87	$1.83	$6.14	$5.36
Earnings per common share - diluted	2.15	2.21	1.78	1.87	1.83	6.14	5.36

Common Shares:
Basic weighted average	11,032,920	11,101,854	11,168,335	9,787,840	9,787,275	11,100,865	9,863,139
Diluted weighted average	11,053,589	11,116,399	11,187,262	9,814,225	9,808,694	11,120,674	9,884,598
Outstanding	11,083,124	11,079,310	11,222,442	9,834,623	9,834,083	11,083,124	9,834,083

Noninterest income / noninterest expense:
Service charges	$4,100	$4,102	$4,690	$2,255	$2,106	$12,892	$6,170
Income from Ansay	750	866	975	267	1,314	2,591	3,648
Loan servicing income	973	954	955	747	736	2,882	2,201
Valuation adjustment on mortgage servicing rights	852	534	82	(45)	250	1,468	326
Net gain on sales of mortgage loans	558	661	1,076	649	482	2,295	1,154
Trust and wealth management	1,606	1,620	1,575	26	14	4,801	47
Other noninterest income	1,272	1,265	1,179	859	1,051	3,716	3,916
Total noninterest income	$10,111	$10,002	$10,532	$4,758	$5,953	$30,645	$17,462

Personnel expense	$15,760	$16,822	$21,789	$10,565	$10,498	$54,371	$31,910
Occupancy, equipment and office	2,691	2,639	2,556	2,769	1,567	7,886	5,080
Data processing	5,432	4,045	3,410	2,685	2,506	12,887	7,570
Postage, stationery and supplies	456	843	439	309	165	1,738	641
Net gain on sales and valuations of other real estate owned	—	(28)	(191)	—	—	(219)	(159)
Net loss on sales of securities	—	—	31	—	—	31	—
Advertising and public relations	485	569	602	247	360	1,656	1,387
Federal deposit insurance	900	849	716	510	540	2,465	1,800
Outside service fees	2,766	1,990	2,400	1,490	1,818	7,156	3,741
Amortization of intangibles	2,501	2,547	2,572	1,204	1,228	7,620	3,799
Other noninterest expense	3,688	4,124	4,732	2,233	2,404	12,544	6,677
Total noninterest expense	$34,679	$34,400	$39,056	$22,012	$21,086	$108,135	$62,446

Period-end balances:
Cash and cash equivalents	$212,222	$266,523	$398,638	$243,207	$126,184	$212,222	$126,184
Investment securities available-for-sale, at fair value	455,398	494,571	483,235	164,422	167,125	455,398	167,125
Investment securities held-to-maturity, at cost	132,892	114,061	117,929	103,726	106,823	132,892	106,823
Loans	4,595,886	4,521,687	4,515,626	3,604,651	3,629,663	4,595,886	3,629,663
Allowance for credit losses - loans	(56,828)	(56,029)	(57,067)	(44,374)	(44,501)	(56,828)	(44,501)
Premises and equipment	97,805	96,066	93,140	79,217	78,027	97,805	78,027
Goodwill and other intangibles, net	285,215	288,342	291,908	191,306	192,510	285,215	192,510
Mortgage Servicing Rights	18,870	18,019	17,484	13,650	13,696	18,870	13,696
Other Assets	206,052	204,272	208,120	150,290	150,884	206,052	150,884
Total assets	5,947,512	5,947,512	6,069,013	4,506,095	4,420,411	5,947,512	4,420,411

Deposits	5,001,823	4,987,582	5,086,816	3,695,787	3,538,761	5,001,823	3,538,761
Borrowings	79,839	104,846	124,845	121,966	221,941	79,839	221,941
Other liabilities	39,412	35,774	37,499	44,506	31,584	39,412	31,584
Total liabilities	5,121,074	5,128,202	5,249,160	3,862,259	3,792,286	5,121,074	3,792,286

Stockholders’ equity	826,438	819,310	819,853	643,836	628,125	826,438	628,125

Book value per common share	74.57	73.95	73.05	65.47	63.87	74.57	63.87
Tangible book value per common share (1)	48.83	47.92	47.04	46.01	44.30	48.83	44.30

	At or for the Three Months Ended					At or for the Nine Months Ended
(In thousands, except per share data)	9/30/2026	6/30/2026	3/31/2026	12/31/2025	9/30/2025	9/30/2026	9/30/2025

Average balances:
Loans	$4,555,239	$4,514,298	$4,560,355	$3,615,930	$3,600,259	$4,543,278	$3,567,946
Interest-earning assets	5,425,749	5,388,799	5,489,866	4,019,999	3,948,304	5,434,569	4,018,150
Total assets	6,007,709	5,966,393	6,052,695	4,421,837	4,350,555	6,009,305	4,418,310
Deposits	5,043,021	4,983,283	5,043,273	3,602,826	3,573,341	5,023,190	3,613,685
Interest-bearing liabilities	3,639,299	3,608,897	3,750,264	2,732,417	2,709,808	3,638,429	2,769,379
Goodwill and other intangibles, net	286,910	290,473	292,757	192,061	193,250	290,025	194,493
Stockholders’ equity	826,208	819,933	801,987	636,418	620,153	816,131	629,813

Financial ratios (2):
Return on average assets	1.57%	1.66%	1.34%	1.65%	1.64%	1.52%	1.61%
Return on average common equity	11.43%	12.08%	10.11%	11.46%	11.51%	11.22%	11.27%
Average equity to average assets	13.75%	13.74%	13.25%	14.39%	14.25%	13.58%	14.25%
Stockholders’ equity to assets	13.90%	13.78%	13.51%	14.29%	14.21%	13.90%	14.21%
Tangible equity to tangible assets (1)	9.56%	9.38%	9.14%	10.49%	10.30%	9.56%	10.30%
Loan yield	5.88%	5.98%	5.77%	5.81%	5.76%	5.88%	5.70%
Earning asset yield	5.59%	5.67%	5.47%	5.63%	5.61%	5.57%	5.53%
Cost of funds	2.26%	2.30%	2.20%	2.39%	2.52%	2.27%	2.59%
Net interest margin, taxable equivalent	4.07%	4.13%	3.96%	4.01%	3.88%	4.05%	3.75%
Net loan charge-offs to average loans	0.02%	0.09%	0.01%	0.01%	—%	0.04%	0.03%
Nonperforming loans to total loans	0.59%	0.56%	0.60%	0.25%	0.38%	0.59%	0.38%
Nonperforming assets to total assets	0.50%	0.47%	0.50%	0.20%	0.31%	0.50%	0.31%
Allowance for credit losses - loans to total loans	1.24%	1.24%	1.26%	1.23%	1.23%	1.24%	1.23%

(1)	These measures are not measures prepared in accordance with GAAP, and are therefore considered to be non-GAAP financial measures. See “GAAP reconciliation and management explanation of non-GAAP financial measures” for a reconciliation of these measures to their most comparable GAAP measures.
(2)	Income statement-related ratios for partial year periods are annualized.

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

	At or for the Three Months Ended					At or for the Nine Months Ended
(In thousands, except per share data)	9/30/2026	6/30/2026	3/31/2026	12/31/2025	9/30/2025	9/30/2026	9/30/2025
Tangible Assets
Total assets	$5,947,512	$5,947,512	$6,069,013	$4,506,095	$4,420,411	$5,947,512	$4,420,411
Adjustments:
Goodwill	(244,726)	(245,351)	(246,370)	(175,106)	(175,106)	(244,726)	(175,106)
Core deposit intangible, net of amortization	(40,489)	(42,991)	(45,538)	(16,200)	(17,404)	(40,489)	(17,404)
Tangible assets	$5,662,297	$5,659,170	$5,777,105	$4,314,789	$4,227,901	$5,662,297	$4,227,901

Tangible Common Equity
Total stockholders’ equity	$826,438	$819,310	$819,853	$643,836	$628,125	$826,438	$628,125
Adjustments:
Goodwill	(244,726)	(245,351)	(246,370)	(175,106)	(175,106)	(244,726)	(175,106)
Core deposit intangible, net of amortization	(40,489)	(42,991)	(45,538)	(16,200)	(17,404)	(40,489)	(17,404)
Tangible common equity	$541,223	$530,968	$527,945	$452,530	$435,615	$541,223	$435,615

Book value per common share	$74.57	$73.95	$73.05	$65.47	$63.87	$74.57	$63.87
Tangible book value per common share	48.83	47.92	47.04	46.01	44.30	48.83	44.30

Total stockholders’ equity to total assets	13.90%	13.78%	13.51%	14.29%	14.21%	13.90%	14.21%
Tangible common equity to tangible assets	9.56%	9.38%	9.14%	10.49%	10.30%	9.56%	10.30%

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2026 and September 30, 2025

General. Net income increased $5.8 million to $23.8 million for three months ended September 30, 2026, compared to $18.0 million for the same period in 2025. This increase is primarily due to the added scale of operations resulting from the Centre acquisition at the beginning of the first quarter of 2026.

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

Net interest and dividend income increased by $17.0 million to $55.2 million for the three months ended September 30, 2026 compared to $38.3 million for three months ended September 30, 2025. The increase in net interest income was primarily due to growth in interest earning assets resulting from the acquisition of Centre, as well as increasing net interest margin in the year-over-year third quarter. Total average interest-earning assets were $5.43 billion for the three months ended September 30, 2026, up from $3.95 billion for the same period in 2025. In addition, growth of $929.5 million in interest-bearing liabilities, from $2.71 billion for the three months ended September 30, 2025 to $3.64 billion for the three months ended September 30, 2026, was partially offset by average rates paid on these liabilities declining from 2.52% for the three months ended September 30, 2025, to 2.26% for the three months ended September 30, 2026.

Interest Income. Total interest income increased $20.5 million, or 37.0%, to $76.0 million for the three months ended September 30, 2026 compared to $55.5 million for the same period in 2025. The increase in total interest income was primarily due to the aforementioned growth in interest earning assets resulting from the acquisition of Centre. The average balance of interest-earning assets increased by $1.48 billion during the three months ended September 30, 2026 compared to the same period in 2025 and the average rate earned on these balances decreased from 5.61% for the quarter ended September 30, 2025 to 5.59% for the quarter ended September 30, 2026. Interest income from the accretion of purchase accounting fair value marks increased by $1.5 million in the third quarter of 2026 compared to the prior-year third quarter.

Interest Expense. Interest expense increased $3.6 million, or 20.7%, to $20.8 million for the three months ended September 30, 2026 compared to $17.2 million for the same period in 2025.

Interest expense on interest-bearing deposits increased by $3.8 million to $19.6 million for the three months ended September 30, 2026 compared to $15.8 million for the same period in 2025. The increase in interest expense was primarily due to elevated interest-bearing liabilities from the Centre acquisition, offset partially by lower crediting rates on these balances. The average balance and rate of interest-bearing deposits was $3.54 billion and 2.20% for the three months ended September 30, 2026, compared to $2.59 billion and 2.42% for the same period in 2025.

Other borrowed funds, the Company’s highest-cost source of funding, saw average balances decline by $28.2 million to $95.6 million during the third quarter of 2026 compared to $123.8 million during the same period in the prior year.

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

We recorded a provision of $0.8 million for credit loss during the three months ended September 30, 2026 compared to recording a $0.7 million provision for credit loss during the same period in 2025. Economic forecasts, primarily US gross domestic product projections, increased during the third quarter of 2026 while projections for unemployment declined. We incurred $0.3 million net charge-offs during the three months ended September 30, 2026 compared to minimal net charge-offs during the three months ended September 30, 2025. The Bank’s loan portfolio continues to exhibit very little credit stress. The acquisition of Centre led to an increase of $12.8 million of ACL – Loans related to the acquired portfolio. The provision recorded during the third quarter of 2026 was the result of growth of the loan portfolio. The ACL - Loans was $56.8 million, or 1.24% of total loans, at September 30, 2026 compared to $44.5 million, or 1.23% of total loans at September 30, 2025.

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

Noninterest income increased $4.2 million to $10.1 million for the three months ended September 30, 2026 compared to $6.0 million for the same period in 2025. This increase was primarily the result of higher service charge and loan servicing income provided by added operational scale from the acquisition of Centre as well as the introduction of the Trust and Wealth Management business line. Income provided by the Bank’s investment in Ansay totaled $0.8 million during the third quarter of 2026, down $0.6 million from the prior-year third quarter. Income provided by Trust and Wealth Management was $1.6 million during the third quarter of 2026. Assets under management of this department totaled $853.8 million as of September 30, 2026. The rising interest rate environment during 2026 resulted in a $0.9 million positive valuation adjustment to the Bank’s mortgage servicing rights during the third quarter of 2026, compared to a $0.2 million positive valuation adjustment in the prior-year third quarter. Higher mortgage rates generally reduce expected mortgage prepayment speeds, which increases the value of mortgage servicing rights. Finally, gains on sales of mortgage loans totaled $0.6 million during the third quarter of 2026, up from $0.5 million in the prior-year third quarter.

The major components of our noninterest income are listed below:

	Three Months Ended September 30,
	2026	2025	$ Change	% Change

(in thousands)	(In thousands)
Noninterest Income
Service charges	$4,100	$2,106	$1,994	95%
Income from Ansay	750	1,314	(564)	(43)%
Loan servicing income	973	736	237	32%
Valuation adjustment on MSR	852	250	602	241%
Net gain on sales of mortgage loans	558	482	76	16%
Trust and wealth management	1,606	14	1,592	NM
Other	1,272	1,051	221	21%
Total noninterest income	$10,111	$5,953	$4,158	70%

Noninterest Expense. Noninterest expense increased $13.6 million to $34.7 million for the three months ended September 30, 2026 compared to $21.1 million for the same period in 2025. Most categories of noninterest expense increased during the third quarter of 2026, reflecting the additional operating scale following the Centre acquisition, along with acquisition-related expenses of $2.7 million, compared with $0.9 million in the third quarter of 2025. These acquisition-related expenses were primarily incurred in the areas of personnel expense, outside service fees, supplies expense, and data processing. Occupancy expense was significantly elevated due to eleven new operating locations added to the Bank’s footprint as part of the Centre acquisition. This acquisition also created a core deposit intangible asset of $31.9 million. Amortization related to this intangible asset, which will be amortized over the next 10 years, led to the elevated amortization expense during the third quarter of 2026.

The major components of our noninterest expense are listed below:

	Three Months Ended September 30,
	2026	2025	$ Change	% Change

	(In thousands)
Noninterest Expense
Salaries, commissions, and employee benefits	$15,760	$10,498	$5,262	50%
Occupancy	2,691	1,567	1,124	72%
Data processing	5,432	2,506	2,926	117%
Postage, stationery, and supplies	456	165	291	176%
Advertising and public relations	485	360	125	35%
Federal deposit insurance	900	540	360	67%
Outside service fees	2,766	1,818	948	52%
Amortization of intangibles	2,501	1,228	1,273	104%
Other	3,688	2,404	1,284	53%
Total noninterest expenses	$34,679	$21,086	$13,593	64%

Income Tax Expense. We recorded a provision for income taxes of $6.1 million for the three months ended September 30, 2026 compared to a provision of $4.5 million for the same period during 2025, reflecting effective tax rates of 20.4% for the third quarter of 2026 compared to 19.9% during third quarter 2025. The effective tax rates were reduced from the statutory federal and state income tax rates during both periods as a result of tax-exempt interest income produced by certain qualifying loans and investments in the Bank’s portfolios.

Results of Operations for the Nine Months Ended September 30, 2026 and September 30, 2025

General. Net income increased $15.4 million to $68.5 million for the nine months ended September 30, 2026, compared to $53.1 million for the same period in 2025. This increase was primarily due to the added scale of operations resulting from the Centre acquisition during the first quarter of 2026. Additionally, the Bank’s net income continues to benefit from new and renewed loans being priced at higher yields, while deposits continue to reprice lower.

Net Interest Income. Net interest and dividend income increased by $52.0 million to $163.5 million for the nine months ended

September 30, 2026 compared to $111.5 million for nine months ended September 30, 2025. The increase in net interest income was primarily due to growth in interest earning assets over the last six months, resulting from the acquisition of Centre, as well as increasing net interest margin in the first nine months of 2026 compared to the same period in 2025. Comparing the first nine months of 2026 to the first nine months of 2025, rates earned on interest-earning assets increased by 0.04% while average interest-earning assets increased by $1.42 billion. Tax equivalent net interest margin increased 30 basis points to 4.05% for the nine months ended September 30, 2026, up from 3.75% for the same period in 2025. Bank First repaid $65.0 million in FHLB borrowings assumed from Centre prior to contractual maturity during the first quarter of 2026, triggering the recognition of $1.3 million in purchase accounting fair value adjustments, reducing interest expense and elevating net interest margin during that period. Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes on both volume and mix and pricing decisions, and external factors include changes in market interest rates, competition and the shape of the interest rate yield curve.

Interest Income. Total interest income increased $60.2 million, or 36.5%, to $225.3 million for the nine months ended September 30, 2026 compared to $165.1 million for the same period in 2025. The increase in total interest income was primarily due to the aforementioned growth in interest earnings assets over the last nine months along with an increase in the average interest rate earned on these assets.

Interest Expense. Interest expense increased $8.3 million, or 15.4%, to $61.8 million for the nine months ended September 30, 2026 compared to $53.6 million for the same period in 2025. The increase in interest expense was primarily due to elevated interest bearing liabilities from the Centre acquisition. The average balance of interest-bearing liabilities increased by $869.1 million during the first nine months of 2026 compared to the same period in 2025. Offsetting the cost of these higher levels of average interest-bearing liabilities was a decline in the average interest rate paid on these balances which declined from 2.59% for the first three quarters of 2025 to 2.27% for the first three quarters of 2026.

Interest expense on interest-bearing deposits totaled $58.9 million and $48.8 million for the nine months ended September 30, 2026 and 2025, respectively. The average cost of interest-bearing deposits was 2.24% for the nine months ended September 30, 2026, compared to 2.48% for the same period in 2025.

Provision for Credit Losses. We recorded a provision for credit losses of $0.8 million for the nine months ended September 30, 2026 compared to $1.3 million for the same period in 2025. We recorded net charge-offs of $1.4 million for the nine months ended September 30, 2026 compared to net charge-offs of $0.8 million for the same period in 2025. Provision expense was limited in the first nine months of 2026 as legacy-market loan production was offset by the planned exit of certain acquired Stateline (former Centre) loans that did not align with Bank First’s lending philosophy. The ACL - Loans was $56.8 million, or 1.24% of total loans, at September 30, 2026, compared to $44.5 million, or 1.23% of total loans at September 30, 2025.

Noninterest Income. Noninterest income is an important component of our total revenues.

Noninterest income increased $13.2 million to $30.6 million for the nine months ended September 30, 2026 compared to $17.5 million for the same period in 2025. This increase was primarily the result of higher service charge and loan servicing income provided by added operational scale from the acquisition of Centre as well as the introduction of the Trust and Wealth Management business line. Income provided by Trust and Wealth Management was $4.8 million during the first nine months of 2026. Income provided by the Bank’s investment in Ansay & Associates, LLC totaled $2.6 million through the third quarter of 2026, down $1.1 million from the first nine months of the prior year. Ansay’s 2026 profitability has been impacted by investments in automation and operational efficiency, along with industry-wide softening in insurance pricing. Positive valuation adjustments to the Bank’s MSRs totaling $1.5 million during the first three quarters of 2026 compared favorably to $0.3 million in positive valuation adjustments during the first three quarters of 2025. Net gain on sales of mortgage loans totaled $2.3 million through the first nine months of 2026, up $1.1 million from the first nine months of 2025.

The major components of our noninterest income are listed below:

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change

	(In thousands)
Noninterest Income
Service Charges	$12,892	$6,170	$6,722	109%
Income from Ansay	2,591	3,648	(1,057)	(29)%
Loan Servicing income	2,882	2,201	681	31%
Valuation adjustment on MSR	1,468	326	1,142	350%
Net gain on sales of mortgage loans	2,295	1,154	1,141	99%
Trust and wealth management	4,801	47	4,754	NM
Other	3,716	3,916	(200)	(5)%
Total noninterest income	$30,645	$17,462	$13,183	75%

Noninterest Expense. Noninterest expense increased $45.7 million to $108.1 million for the nine months ended September 30, 2026 compared to $62.4 million for the same period in 2025. Most areas of noninterest expense increased over the past three quarters as a result of added operational scale from the acquisition of Centre. Expenses directly related to the Bank’s acquisition of Centre and Peoples totaled $12.5 million during the first nine months of 2026. These significant transaction related expenses caused large increases in salaries, data processing, supplies, and outside service fees. Amortization of the core deposit intangible asset associated with the acquisition of Centre contributed to the higher amortization expense recorded during the first nine months of 2026. As earlier mentioned, the Bank incurred a $1.1 million prepayment penalty when it repaid $65.0 million in FHLB borrowings during the first quarter of 2026, which was recorded in other noninterest expense.

The major components of our noninterest expense are listed below:

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change

	(In thousands)
Noninterest Expense
Salaries, commissions, and employee benefits	$54,371	$31,910	$22,461	70%
Occupancy	7,886	5,080	2,806	55%
Data processing	12,887	7,570	5,317	70%
Postage, stationery, and supplies	1,738	641	1,097	171%
Net gain on sales and valuations of other real estate owned	(219)	(159)	(60)	38%
Net loss on sales of securities	31	—	31	NM
Advertising and public relations	1,656	1,387	269	19%
Federal deposit insurance	2,465	1,800	665	37%
Outside service fees	7,156	3,741	3,415	91%
Amortization of intangibles	7,620	3,799	3,821	101%
Other	12,544	6,677	5,867	88%
Total noninterest expenses	$108,135	$62,446	$45,689	73%

Income Tax Expense. We recorded a provision for income taxes of $16.7 million for the nine months ended September 30, 2026 compared to a provision of $12.2 million for the same period during 2025, reflecting effective tax rates of 19.6% and 18.6%, respectively. The effective tax rates were reduced from the statutory federal and state income tax rates during both periods as a result of tax-exempt interest income produced by certain qualifying loans and investments in the Bank’s portfolios. Additional tax-exempt income during the first nine months of 2025 resulted from death benefits on life insurance, further reducing the effective tax rate for that period.

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

The following tables set forth the distribution of our average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the periods indicated:

	Three Months Ended
	September 30, 2026			September 30, 2025
		Interest			Interest
	Average	Income/	Rate Earned/ Paid	Average	Income/	Rate Earned/ Paid
	Balance	Expenses (1)	(1)	Balance	Expenses (1)	(1)

	(dollars in thousands)
ASSETS
Interest-earning assets
Loans (2)
Taxable	$4,423,856	$261,618	5.91%	$3,475,420	$200,735	5.78%
Tax-exempt	131,383	6,396	4.87%	124,839	6,532	5.23%
Securities
Taxable (available for sale)	474,326	19,800	4.17%	158,821	6,747	4.25%
Tax-exempt (available for sale)	32,759	1,238	3.78%	31,172	1,109	3.56%
Taxable (held to maturity)	118,074	4,954	4.20%	106,160	4,248	4.00%
Tax-exempt (held to maturity)	3,609	97	2.69%	2,395	65	2.71%
Cash and due from banks	241,742	8,995	3.72%	49,497	2,199	4.44%
Total interest-earning assets	5,425,749	303,098	5.59%	3,948,304	221,635	5.61%
Non interest-earning assets	638,015			446,841
Allowance for credit losses - loans	(56,055)			(44,590)
Total assets	$6,007,709			$4,350,555
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Checking accounts	$638,530	$14,196	2.22%	$424,093	$9,549	2.25%
Savings accounts	1,158,713	15,550	1.34%	845,872	12,397	1.47%
Money market accounts	936,115	20,951	2.24%	660,912	16,086	2.43%
Certificates of deposit	797,443	26,612	3.34%	637,208	23,820	3.74%
Brokered deposits	12,894	507	3.93%	17,929	720	4.02%
Total interest-bearing deposits	3,543,695	77,816	2.20%	2,586,014	62,572	2.42%
Other borrowed funds	95,604	4,587	4.80%	123,794	5,678	4.59%
Total interest-bearing liabilities	3,639,299	82,403	2.26%	2,709,808	68,250	2.52%
Non-interest bearing liabilities
Demand deposits	1,499,326			987,327
Other liabilities	42,876			33,267
Total liabilities	5,181,501			3,730,402
Shareholders’ equity	826,208			620,153
Total liabilities & shareholders’ equity	$6,007,709			$4,350,555
Net interest income on a fully taxable equivalent basis		220,695			153,385
Less taxable equivalent adjustment		(1,623)			(1,619)
Net interest income		$219,072			$151,766
Net interest spread (3)			3.32%			3.09%
Net interest margin (4)			4.07%			3.88%
(1).	Annualized on a fully taxable equivalent basis calculated using a federal tax rate of 21% for the three months ended September 30, 2026 and 2025.
(2).	Nonaccrual loans are included in average amounts outstanding.
(3).	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4).	Net interest margin represents net interest income on a fully tax equivalent basis as a percentage of average interest-earning assets.

	Nine Months Ended
	September 30, 2026			September 30, 2025
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expenses (1)	Paid (1)	Balance	Expenses (1)	Paid (1)

	(dollars in thousands)
ASSETS
Interest-earning assets
Loans (2)
Taxable	$4,410,910	$260,569	5.91%	$3,439,635	$196,628	5.72%
Tax-exempt	132,368	6,562	4.96%	128,311	6,744	5.26%
Securities
Taxable (available for sale)	487,227	20,397	4.19%	166,060	7,203	4.34%
Tax-exempt (available for sale)	34,185	1,267	3.71%	31,569	1,124	3.56%
Taxable (held to maturity)	111,632	4,602	4.12%	106,856	4,266	3.99%
Tax-exempt (held to maturity)	3,973	105	2.64%	2,662	72	2.70%
Cash and due from banks	254,274	9,406	3.70%	143,057	6,340	4.43%
Total interest-earning assets	5,434,569	302,908	5.57%	4,018,150	222,377	5.53%
Non interest-earning assets	630,723			444,452
Allowance for loan losses	(55,987)			(44,292)
Total assets	$6,009,305			$4,418,310
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Checking accounts	$629,229	$15,562	2.47%	$464,551	$11,239	2.42%
Savings accounts	1,135,306	14,730	1.30%	838,609	12,226	1.46%
Money market accounts	932,624	20,148	2.16%	670,599	16,302	2.43%
Certificates of deposit	806,319	27,675	3.43%	637,211	24,726	3.88%
Brokered deposits	14,367	567	3.95%	19,365	783	4.04%
Total interest-bearing deposits	3,517,845	78,682	2.24%	2,630,335	65,276	2.48%
Other borrowed funds	120,584	4,005	3.32%	139,044	6,369	4.58%
Total interest-bearing liabilities	3,638,429	82,687	2.27%	2,769,379	71,645	2.59%
Non-interest bearing liabilities
Demand deposits	1,505,345			983,350
Other liabilities	49,400			35,768
Total liabilities	5,193,174			3,788,497
Shareholders’ equity	816,131			629,813
Total liabilities & shareholders' equity	$6,009,305			$4,418,310
Net interest income on a fully taxable equivalent basis		220,221			150,732
Less taxable equivalent adjustment		(1,666)			(1,667)
Net interest income		$218,555			$149,065
Net interest spread (3)			3.30%			2.95%
Net interest margin (4)			4.05%			3.75%
(1).	Annualized on a fully taxable equivalent basis calculated using a federal tax rate of 21% for the nine months ended September 30, 2026 and 2025.
(2).	Nonaccrual loans are included in average amounts outstanding.
(3).	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4).	Net interest margin represents net interest income on a fully tax equivalent basis as a percentage of average interest-earning assets.

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

	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
	Compared with			Compared with
	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Increase/(Decrease) Due to Change in			Increase/(Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total

	(dollars in thousands)			(dollars in thousands)
Interest income
Loans
Taxable	$55,983	$4,900	$60,883	$57,181	$6,760	$63,941
Tax-exempt	332	(468)	(136)	209	(391)	(182)
Securities
Taxable (AFS)	13,172	(119)	13,053	13,454	(260)	13,194
Tax-exempt (AFS)	58	71	129	96	47	143
Taxable (HTM)	493	213	706	194	142	336
Tax-exempt (HTM)	33	(1)	32	35	(2)	33
Cash and due from banks	7,209	(413)	6,796	4,257	(1,191)	3,066
Total interest income	77,280	4,183	81,463	75,426	5,105	80,531
Interest expense
Deposits
Checking accounts	4,769	(122)	4,647	4,068	255	4,323
Savings accounts	4,270	(1,117)	3,153	3,962	(1,458)	2,504
Money market accounts	6,247	(1,382)	4,865	5,818	(1,972)	3,846
Certificates of deposit	5,539	(2,747)	2,792	6,034	(3,085)	2,949
Brokered Deposits	(198)	(15)	(213)	(198)	(18)	(216)
Total interest bearing deposits	20,627	(5,383)	15,244	19,684	(6,278)	13,406
Other borrowed funds	(1,343)	252	(1,091)	(770)	(1,594)	(2,364)
Total interest expense	19,284	(5,131)	14,153	18,914	(7,872)	11,042
Change in net interest income	$57,996	$9,314	$67,310	$56,512	$12,977	$69,489

CHANGES IN FINANCIAL CONDITION

Total Assets. Total assets increased $1.44 billion, or 32.0%, to $5.95 billion at September 30, 2026, from $4.51 billion at December 31, 2025, primarily as a result of the Centre acquisition on January 1, 2026.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $31.0 million to $212.2 million at September 30, 2026, from $243.2 million at December 31, 2025.

Investment Securities. The carrying value of total investment securities increased by $320.1 million to $588.3 million at September 30, 2026, from $268.1 million at December 31, 2025. The increase in investments was primarily attributed to the investment portfolio acquired from Centre during the first quarter of 2026.

Loans. Net loans increased by $978.8 million, totaling $4.54 billion at September 30, 2026 compared to $3.56 billion at December 31, 2025. The fair value of loans acquired as part of the acquisition of Centre at the beginning of the first quarter of 2026 totaled $968.7 million.

Deposits. Deposits increased $1.31 billion, or 35.3%, to $5.00 billion at September 30, 2026 from $3.70 billion at December 31, 2025. The fair value of deposits acquired as part of the acquisition of Centre at the beginning of the first quarter of 2026 totaled $1.38 billion.

Borrowings. At September 30, 2026, borrowings consisted of advances from the FHLB and junior subordinated debentures and other subordinated debt to other banks and an individual. FHLB borrowings decreased $55.0 million, or 50.0%, to $55.0 million at September 30, 2026 from $110.0 million at December 31, 2025. Junior subordinated debentures, all of which were assumed as part of the acquisition of Centre, totaled $8.3 million at September 30, 2026. The Company assumed $4.6 million of subordinated debt at fair value in the Centre transaction, increasing total subordinated debt to $16.6 million at September 30, 2026, up from $12.0 million at December 31, 2025.

Stockholders’ Equity. Total stockholders’ equity increased $182.6 million, or 28.4%, to $826.4 million at September 30, 2026 from $643.8 million at December 31, 2025. Repurchases of the Company’s common stock totaling $23.9 million and dividends declared totaling $18.4 million offset the positive impact of earnings totaling $68.5 million during the first nine months of 2026. The largest contributor to the increase in stockholder’s equity during the first nine months of 2026 was the Centre acquisition, which added $168.5 million.

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

Our loan portfolio is our most significant earning asset, comprising 77.3% and 80.1% of our total assets as of September 30, 2026 and December 31, 2025, respectively. Our strategy is to grow our loan portfolio by originating quality commercial and consumer loans that comply with our credit policies and that produce revenues consistent with our financial objectives. We believe our loan portfolio is well-balanced, which provides us with the opportunity to grow while monitoring our loan concentrations.

Loans increased $991.2 million, or 27.5%, to $4.60 billion as of September 30, 2026, compared to $3.60 billion as of December 31, 2025. This increase was primarily driven by the acquisition of Centre, which included at acquisition date approximately $1.00 billion in loan balances, and was comprised of an increase of $157.2 million or 24.3% in commercial and industrial loans, an increase of $76.6 million or 8.7% in owner occupied commercial real estate loans, an increase of $209.9 million or 42.6% in non-owner occupied commercial real estate loans, an increase of $240.1 million or 59.7% in multifamily loans, an increase of $40.4 million or 18.8% in construction and development loans, an increase of $262.6 million or 29.3% in residential 1-4 family loans and an increase of $11.9 million or 16.6% in consumer and other loans.

The following table presents the balance and associated percentage of each major category in our loan portfolio:

	September 30, 2026		December 31, 2025		September 30, 2025
	Amount	% of Total	Amount	% of Total	Amount	% of Total

	(dollars in thousands)
Commercial & industrial	$871,273	19%	$647,086	18%	$654,452	18%
Commercial real estate
Owner occupied	1,106,628	24%	880,723	24%	861,651	24%
Non-owner occupied	694,654	15%	492,525	14%	510,535	14%
Multi-family	477,970	10%	402,053	11%	372,031	10%
Construction & development	238,135	5%	215,518	6%	262,439	7%
Residential 1-4 family	1,130,864	25%	894,979	25%	897,518	25%
Consumer	56,810	1%	54,826	2%	57,371	2%
Other loans	19,552	1%	16,941	—%	13,666	—%
Total Loans	$4,595,886	100%	$3,604,651	100%	$3,629,663	100%

Loan categories

The principal categories of our loan portfolio are discussed below:

Commercial and Industrial (C&I). Our C&I portfolio totaled $871.3 million and $647.1 million and represented 19% and 18% of our total loans as of September 30, 2026 and December 31, 2025, respectively.

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

Commercial Real Estate (CRE). Our CRE loan portfolio totaled $2.28 billion and $1.78 billion at September 30, 2026 and December 31, 2025, respectively, and represented 49% of our total loans at those dates.

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

Construction and Development (C&D). Our C&D loan portfolio totaled $238.1 million and $215.5 million at September 30, 2026 and December 31, 2025, respectively, and represented 5% of our total loans as of September 30, 2026 and 6% of our total loans as of December 31, 2025.

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

Residential 1 – 4 Family. Residential 1 – 4 family loans held in portfolio amounted to $1.13 billion and $895.0 million at September 30, 2026 and December 31, 2025, respectively, and represented 25% of our total loans as of September 30, 2026 and December 31, 2025.

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

We were servicing mortgage loans sold to others without recourse of approximately $1.56 billion and $1.20 billion at September 30, 2026 and December 31, 2025, respectively.

Loans sold with the retention of servicing assets result in the capitalization of servicing rights. Loan servicing rights are carried at fair value. The net balance of capitalized servicing rights amounted to $18.9 million at September 30, 2026 and $13.7 million December 31, 2025.

Consumer Loans. Our consumer loan portfolio totaled $56.8 million and $54.8 million at September 30, 2026 and December 31, 2025, respectively, and represented 1% of our total loans as of September 30, 2026 and 2% of our total loans as of December 31, 2025. Consumer loans include secured and unsecured loans, lines of credit and personal installment loans.

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

Other Loans. Our other loans totaled $19.6 million and $16.9 million at September 30, 2026 and December 31, 2025, respectively, and are immaterial to the overall loan portfolio. The other loans category consists primarily of over-drafted depository accounts, loans utilized to purchase or carry securities and loans to nonprofit organizations.

Loan Portfolio Maturities.

The following tables summarize the dollar amount of loans maturing in our portfolio based on their loan type, fixed or variable rate of interest, and contractual terms to maturity at September 30, 2026. The tables do not include any estimate of prepayments, which can significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One Year or	One to Five	Five to Fifteen	Over Fifteen
	Less	Years	Years	Years	Total

	(dollars in thousands)
Commercial & industrial	$310,697	$425,452	$132,219	$2,905	$871,273
Commercial real estate
Owner Occupied	155,672	588,418	288,939	73,599	1,106,628
Non-owner Occupied	131,626	480,388	81,554	1,086	694,654
Multi-family	22,740	323,454	131,294	482	477,970
Construction & Development	67,252	51,490	50,665	68,728	238,135
Residential 1-4 family	43,824	114,507	234,175	738,358	1,130,864
Consumer and other	10,267	34,149	25,292	6,654	76,362
Total	$742,078	$2,017,858	$944,138	$891,812	$4,595,886
Fixed Rate Loans:
Commercial & industrial	$36,919	$316,702	$45,836	$—	$399,457
Commercial real estate
Owner Occupied	110,820	466,898	117,877	18,443	714,038
Non-owner Occupied	114,884	396,287	17,030	—	528,201
Multi-family	22,733	250,812	85,624	—	359,169
Construction & Development	33,238	24,407	11,458	35,693	104,796
Residential 1-4 family	23,042	92,790	175,330	285,194	576,356
Consumer and other	8,152	31,650	24,132	6,654	70,588
Total	$349,788	$1,579,546	$477,287	$345,984	$2,752,605
Floating Rate Loans:
Commercial & industrial	$273,778	$108,750	$86,383	$2,905	$471,816
Commercial real estate
Owner Occupied	44,852	121,520	171,062	55,156	392,590
Non-owner Occupied	16,742	84,101	64,524	1,086	166,453
Multi-family	7	72,642	45,670	482	118,801
Construction & Development	34,014	27,083	39,207	33,035	133,339
Residential 1-4 family	20,782	21,717	58,845	453,164	554,508
Consumer and other	2,115	2,499	1,160	—	5,774
Total	$392,290	$438,312	$466,851	$545,828	$1,843,281

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

Our nonperforming assets consist of nonperforming loans and foreclosed real estate. Nonperforming loans are those on which the accrual of interest has stopped, as well as loans that are contractually 90 days past due on which interest continues to accrue. The composition of our nonperforming assets is as follows:

	As of September 30,	As of December 31,	As of September 30,
	2026	2025	2025

	(dollars in thousands)
Nonperforming loans
Nonaccrual loans
Commercial & industrial	$2,272	$1,754	$5,393
Commercial real estate
Owner Occupied	4,224	2,330	3,579
Non-owner Occupied	3,826	—	—
Multi-family	11,994	—	—
Construction & Development	338	—	—
Residential 1-4 family	1,317	1,643	1,348
Consumer and other	705	79	51
Total nonaccrual loans	24,676	5,806	10,371
Loans past due > 90 days, but still accruing
Commercial & industrial	584	—	32
Commercial real estate
Owner Occupied	616	2,791	2,785
Non-owner Occupied	409	—	—
Multi-family	—	—	—
Construction & Development	—	1	2
Residential 1-4 family	904	425	633
Consumer and other	3	25	40
Total loans past due > 90 days, but still accruing	2,516	3,242	3,492
Total nonperforming loans	$27,192	$9,048	$13,863
OREO
Commercial real estate owned	$—	$—	$—
Residential real estate owned	—	—	—
Acquired bank property real estate owned	2,420	—	—
Total OREO	$2,420	$—	$—
Total nonperforming assets ("NPAs")	$29,612	$9,048	$13,863
Accruing modified loans to borrowers experiencing financial difficulty	$2,148	$239	$448
Ratios
Nonaccrual loans to total loans	0.54%	0.16%	0.29%
NPAs to total loans plus OREO	0.64%	0.25%	0.38%
NPAs to total assets	0.50%	0.20%	0.31%
ACL - Loans to nonaccrual loans	230%	764%	429%
ACL - Loans to total loans	1.24%	1.23%	1.23%

Nonaccrual Loans

Loans are typically placed on nonaccrual status when any payment of principal and/or interest is 90 days or more past due, unless the collateral is sufficient to cover both principal and interest and the loan is in the process of collection. Loans are also placed on nonaccrual status when management believes, after considering economic and business conditions, that the principal or interest will not be collectible in the normal course of business. We monitor closely the performance of our loan portfolio. In addition to the monitoring and review of loan performance internally, we have also contracted with an independent organization to review our commercial and retail loan portfolios. The status of delinquent loans, as well as situations identified as potential problems, are reviewed on a regular basis by senior management. The increase in nonaccrual loans through the first nine months of 2026 was primarily due to relationships acquired during the Centre acquisition.

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

At September 30, 2026, the ACL - Loans was $56.8 million (representing 1.24% of period end loans). The Bank recorded a provision for credit losses of $0.8 million and transferred $0.3 million from unfunded commitments during the third quarter of 2026. In addition, the ACL - Loans increased due to the acquisition of Centre, which required a $7.8 million allowance for credit losses on non-PCD loans and a $5.0 million reserve related to PCD loans. The ACL – Loans has remained consistent over recent quarters as economic conditions have remained stable and the Company’s overall asset quality remain strong. The Company recorded net charge-offs totaling $1.4 million during the first nine months of 2026.

The following table summarizes the changes in our ACL - Loans for the periods indicated:

	Nine months ended	Year ended	Nine months ended
	September 30,	December 31,	September 30,
	2026	2025	2025

	(dollars in thousands)
Balance of ACL - Loans at the beginning of period	$44,374	$44,151	$44,151
ACL - Loans on loans acquired	12,826	—	—
Net loans charged-off (recovered):
Commercial & industrial	873	214	18
Commercial real estate - owner occupied	—	771	802
Commercial real estate - non-owner occupied	—	—	—
Commercial real estate - multi-family	—	—	—
Construction & Development	—	—	—
Residential 1-4 family	168	(76)	(35)
Consumer	80	24	33
Other Loans	301	44	32
Total net loans charged-off (recovered)	1,422	977	850
Provision charged to operating expense	750	1,250	1,250
Transfer from (to) ACL - Unfunded Commitments	300	(50)	(50)
Balance of ACL - Loans at end of period	$56,828	$44,374	$44,501
Ratio of net charge-offs (recoveries) to average loans by loan composition
Commercial & industrial	0.10%	0.04%	—%
Commercial real estate - owner occupied	—%	0.08%	0.08%
Commercial real estate - non-owner occupied	—%	—%	—%
Commercial real estate - multi-family	—%	—%	—%
Construction & Development	—%	—%	—%
Residential 1-4 family	0.02%	(0.01)%	—%
Consumer	0.13%	0.04%	0.06%
Other Loans	1.46%	0.30%	0.22%
Total net charge-offs (recoveries) to average loans	0.04%	0.03%	0.02%

The following table summarizes an allocation of the ACL - Loans and the related percentage of loans outstanding in each category for the periods below.

	September 30,		December 31,		September 30,
	2026		2025		2025
		% of		% of		% of
(in thousands, except %)	Amount	Loans	Amount	Loans	Amount	Loans
Loan Type:
Commercial & industrial	$8,959	19%	$7,264	18%	$7,040	18%
Commercial real estate - owner occupied	13,262	24%	9,691	24%	9,955	24%
Commercial real estate - non-owner occupied	7,070	15%	4,581	14%	4,875	14%
Commercial real estate - multi-family	5,567	10%	4,088	11%	4,176	10%
Construction & development	3,852	5%	3,814	6%	4,717	7%
Residential 1-4 family	16,761	25%	13,644	25%	12,483	25%
Consumer	1,047	1%	1,074	2%	1,102	2%
Other loans	310	1%	218	—%	153	—%
Total allowance	$56,828	100%	$44,374	100%	$44,501	100%

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

Deposits. Our current deposit products include non-interest bearing and interest-bearing checking accounts, savings accounts, money market accounts, and certificate of deposits. As of September 30, 2026, deposit liabilities accounted for approximately 84.1% of our total liabilities and equity. We accept deposits primarily from customers in the communities in which our branches and offices are located, as well as from small businesses and other customers throughout our lending area. We rely on our competitive pricing and products, quality customer service, and convenient locations and hours to attract and retain deposits. Deposit rates and terms are based primarily on current business strategies, market interest rates, liquidity requirements and our deposit growth goals.

Total deposits were $5.00 billion and $3.70 billion as of September 30, 2026 and December 31, 2025, respectively. Noninterest-bearing deposits at September 30, 2026 and December 31, 2025, were $1.48 billion and $1.00 billion, respectively, while interest-bearing deposits were $3.52 billion and $2.69 billion at September 30, 2026 and December 31, 2025, respectively.

At September 30, 2026, we had a total of $805.4 million in certificates of deposit, including $10.1 million of brokered deposits. Based on historical experience and our current pricing strategy, we believe we will retain a majority of the non-brokered accounts upon maturity, although our long-term strategy is to minimize reliance on certificates of deposits by increasing relationship deposits in lower earning savings and demand deposit accounts.

The following tables set forth the average balances of our deposits for the periods indicated:

	Nine months ended		Year ended		Nine months ended
	September 30, 2026		December 31, 2025		September 30, 2025
	Amount	Percent	Amount	Percent	Amount	Percent

	(dollars in thousands)

Noninterest-bearing demand deposits	$1,505,345	29.9%	$991,160	27.5%	$983,350	27.2%
Interest-bearing checking deposits	629,229	12.5%	451,898	12.5%	464,551	12.9%
Savings deposits	1,135,306	22.6%	841,486	23.3%	838,609	23.2%
Money market accounts	932,624	18.6%	668,106	18.5%	670,599	18.6%
Certificates of deposit	806,319	16.1%	640,004	17.7%	637,211	17.6%
Brokered deposits	14,367	0.3%	18,292	0.5%	19,365	0.5%
Total	$5,023,190	100%	$3,610,946	100%	$3,613,685	100%

The following table provides information on maturities of certificates of deposits which exceed FDIC insurance limits of $250,000 as of September 30, 2026:

	Time Deposits over FDIC	Portion of Time Deposits in
	Insurance Limits	Excess of FDIC Insurance Limits

	(dollars in thousands)
3 months or less remaining	$82,022	$45,522
Over 3 to 6 months remaining	43,546	20,796
Over 6 to 12 months remaining	42,997	21,997
Over 12 months or more remaining	33,292	12,542
Total	$201,857	$100,857

Borrowings

The Company’s borrowings have historically consisted primarily of FHLB advances collateralized by a blanket pledge agreement on the Company’s FHLB capital stock and retail and commercial loans held in the Company’s portfolio. There were $55.0 million and $110.0 million of advances outstanding from the FHLB at September 30, 2026 and December 31, 2025, respectively.

The total loans pledged as collateral were $1.37 billion and $1.10 billion at September 30, 2026 and December 31, 2025. There were $21.2 million letters of credit from the FHLB at September 30, 2026 compared to no letters of credit at December 31, 2025.

The following table summarizes borrowings from the FHLB, and the weighted average interest rates paid:

	Nine months ended	Year ended	Nine months ended
(dollars in thousands)	September 30, 2026	December 31, 2025	September 30, 2025
Average daily amount of borrowings outstanding during the period	$96,364	$128,275	$127,044
Weighted average interest rate on average daily borrowing	2.50%	4.45%	4.48%
Maximum outstanding borrowings at any month-end	$109,983	$209,941	$209,941
Borrowing outstanding at period end	$55,000	$109,966	$209,941
Weighted average interest rate on borrowing at period end	4.26%	4.21%	4.23%

Lines of credit and other borrowings.

During July 2020, the Company entered into subordinated note agreements with two separate commercial banks. As of September 30, 2026 and December 31, 2025, outstanding balances under these agreements totaled $6.0 million. These notes were issued with 10-year maturities, carried interest at a fixed rate of 5.0% through June 30, 2025, and carry a variable rate, payable quarterly. These notes are callable on or after January 1, 2026 and qualify for Tier 2 capital for regulatory purposes.

During August 2022, the Company entered into subordinated note agreements with an individual. As of September 30, 2026 and December 31, 2025, outstanding balances under these agreements totaled $6.0 million. These notes were issued with 10-year maturities, will carry interest at a fixed rate of 5.25% through August 6, 2027, and at a variable rate thereafter, payable quarterly. These notes are callable on or after August 6, 2027 and qualify for Tier 2 capital for regulatory purposes.

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

Securities available for sale consist of U.S. Treasuries, U.S. government sponsored agencies, obligations of states and political subdivision, mortgage-backed securities, and corporate notes. Securities classified as available for sale, which management has the intent and ability to hold for an indefinite period of time, but not necessarily to maturity, are carried at fair value, with unrealized gains and losses, net of related deferred income taxes, included in stockholders’ equity as a separate component of other comprehensive income. The fair value of securities available for sale totaled $455.4 million and included negligible gross unrealized gains and gross unrealized losses of $25.4 million at September 30, 2026. At December 31, 2025, the fair value of securities available for sale totaled $164.4 million and included $0.4 million gross unrealized gains and gross unrealized losses of $7.8 million.

Securities classified as held to maturity consist of U.S. treasury securities and obligations of states and political subdivisions. These securities, which management has the intent and ability to hold to maturity, are reported at amortized cost. Securities held to maturity totaled $132.9 million at September 30, 2026 and $103.7 million at December 31, 2025.

The Company had negligible recognized net losses on sales of securities during the nine months ended September 30, 2026. The Company did not have any sales of securities during the nine months ended September 30, 2025.

The following tables set forth the composition and maturities of investment securities as of September 30, 2026 and December 31, 2025. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

			After One, But		After Five, But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
At September 30, 2026	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)

	(dollars in thousands)
Available for sale securities
U.S. Treasury securities	$9,785	3.5%	$76,288	3.6%	$14,723	4.4%	$—	—%	$100,796	3.7%
Obligations of U.S. Government sponsored agencies	9,960	3.6%	97,050	3.5%	30,428	3.5%	5,580	2.2%	143,018	3.5%
Obligations of states and political subdivisions	3,489	4.1%	25,541	4.0%	30,835	3.2%	21,253	3.2%	81,118	3.5%
Mortgage-backed securities	8,528	4.3%	57,653	4.1%	8,020	4.3%	65,988	4.4%	140,189	4.3%
Corporate notes	500	3.9%	7,000	6.7%	2,427	4.0%	5,731	9.4%	15,658	7.2%
Total available for sale securities	$32,262	3.8%	$263,532	3.8%	$86,433	3.6%	$98,552	4.3%	$480,779	3.9%
Held to maturity securities
U.S. Treasury securities	$14,321	4.0%	$36,989	4.2%	$77,973	4.4%	$—	—%	$129,283	4.3%
Obligations of states and political subdivisions	833	2.7%	2,776	0.9%	—	—%	—	—%	3,609	1.3%
Total held to maturity securities	$15,154	3.9%	$39,765	4.0%	$77,973	4.4%	$—	—%	$132,892	4.2%
Total	$47,416	3.8%	$303,297	3.8%	$164,406	4.0%	$98,552	4.3%	$613,671	4.0%

			After One, But		After Five, But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
At December 31, 2025	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)

	(dollars in thousands)
Available for sale securities
Obligations of U.S. Government sponsored agencies	$—	—%	$1,656	3.3%	$11,942	1.9%	$9,628	2.2%	$23,226	2.1%
Obligations of states and political subdivisions	830	3.8%	15,507	4.1%	23,375	3.0%	21,799	2.9%	61,511	3.2%
Mortgage-backed securities	6,200	4.5%	49,166	4.1%	6,490	3.9%	9,528	3.7%	71,384	4.1%
Corporate notes	—	—%	5,000	8.7%	9,593	3.3%	1,082	9.7%	15,675	5.4%
Total available for sale securities	$7,030	4.4%	$71,329	4.4%	$51,400	2.9%	$42,037	3.1%	$171,796	3.6%
Held to maturity securities
U.S. Treasury securities	$21,767	3.3%	$32,763	4.1%	$46,801	4.4%	$—	—%	$101,331	4.1%
Obligations of states and political subdivisions	691	2.6%	1,704	2.8%	—	—%	—	—%	2,395	2.7%
Total held to maturity securities	$22,458	3.3%	$34,467	4.0%	$46,801	4.4%	$—	—%	$103,726	4.0%
Total	$29,488	3.5%	$105,796	4.3%	$98,201	3.6%	$42,037	3.1%	$275,522	3.8%
(1)	Weighted Average Yield is shown on a fully taxable equivalent basis using a federal tax rate of 21% and includes the amortization of premiums and discounts.

As of September 30, 2026 and December 31, 2025, no allowance for credit losses on securities AFS was recognized. The Company does not consider its securities AFS with unrealized losses to be attributable to credit-related factors, as the unrealized losses in each category have occurred as a result of changes in noncredit-related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. Furthermore, as of September 30, 2026, the Company did not have the intent to sell any of these securities AFS and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost.

The Company does not believe there are any expected credit losses in its HTM securities portfolio at September 30, 2026 or December 31, 2025. All U.S. Treasury securities have the full faith and credit backing of the United States government.

As of September 30, 2026, 268 debt securities had gross unrealized losses, with an aggregate depreciation of 4.9% from our amortized cost basis. The largest unrealized loss percentage of any single security was 29.0% (or $0.6 million) of its amortized cost. The largest unrealized dollar loss of any security was $0.9 million (or 4.4%).

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

Capital Adequacy. Total stockholders’ equity was $826.4 million at September 30, 2026 compared to $643.8 million at December 31, 2025.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, requires the federal bank regulatory agencies to take “prompt corrective action” regarding depository institutions that do not meet minimum capital requirements. FDICIA establishes five regulatory capital tiers: “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized”. A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. The FDICIA imposes progressively more restrictive restraints on operations, management and capital distributions, depending on the category in which an institution is classified. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions may not accept brokered deposits absent a waiver from the FDIC, are subject to growth limitations and are required to submit capital restoration plans for regulatory approval. A depository institution’s holding company must guarantee any required capital restoration plan, up to an amount equal to the lesser of 5 percent of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. Federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. All of the federal bank regulatory agencies have adopted regulations establishing relevant capital measures and relevant capital levels for federally insured depository institutions. The Bank was well capitalized at September 30, 2026, and brokered deposits are not restricted.

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

Federal banking regulators have issued risk-based capital guidelines, which assign risk factors to asset categories and off-balance-sheet items. The following table reflects capital ratios computed utilizing the implemented Basel III regulatory capital framework discussed above:

					Minimum Capital Required		Minimum To Be Well-
			Minimum Capital		for Capital Adequacy Plus		Capitalized Under prompt
			Required for Capital		Capital Conservation Buffer		corrective Action
	Actual		Adequacy		Basel III Phase-In Schedule		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
At September 30, 2026
Bank First Corporation:
Total capital (to risk-weighted assets)	$641,592	13.1%	$390,568	8.0%	$512,620	10.5%	N/A	N/A
Tier I capital (to risk-weighted assets)	567,991	11.6%	292,926	6.0%	414,978	8.5%	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	560,491	11.5%	219,694	4.5%	341,747	7.0%	N/A	N/A
Tier I capital (to average assets)	567,991	10.0%	227,884	4.0%	227,884	4.0%	N/A	N/A
Bank First, N.A:
Total capital (to risk-weighted assets)	$591,341	12.1%	$390,164	8.0%	$512,090	10.5%	$487,705	10.0%
Tier I capital (to risk-weighted assets)	534,329	11.0%	292,623	6.0%	414,549	8.5%	390,164	8.0%
Common equity tier I capital (to risk-weighted assets)	534,329	11.0%	219,467	4.5%	341,393	7.0%	317,008	6.5%
Tier I capital (to average assets)	534,329	9.3%	228,974	4.0%	228,974	4.0%	286,218	5.0%
At December 31, 2025
Bank First Corporation:
Total capital (to risk-weighted assets)	$515,461	13.8%	$298,764	8.0%	$392,128	10.5%	N/A	N/A
Tier I capital (to risk-weighted assets)	460,067	12.3%	224,073	6.0%	317,437	8.5%	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	460,067	12.3%	168,055	4.5%	261,419	7.0%	N/A	N/A
Tier I capital (to average assets)	460,067	10.9%	169,339	4.0%	169,339	4.0%	N/A	N/A
Bank First, N.A:
Total capital (to risk-weighted assets)	$460,199	12.3%	$298,541	8.0%	$391,835	10.5%	$373,177	10.0%
Tier I capital (to risk-weighted assets)	416,805	11.2%	223,906	6.0%	317,200	8.5%	298,541	8.0%
Common equity tier I capital (to risk-weighted assets)	416,805	11.2%	167,929	4.5%	261,224	7.0%	242,565	6.5%
Tier I capital (to average assets)	416,805	9.9%	169,277	4.0%	169,277	4.0%	211,597	5.0%

As previously mentioned, the Company carried subordinated debt totaling $16.6 million as of September 30, 2026, and $12.0 million as of December 31, 2025, which qualifies as Tier II capital. These amounts are included in total capital for the Company in the tables above.

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

Loan commitments and standby and direct pay letters of credit do not necessarily represent our future cash requirements because while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. Our off-balance sheet arrangements as of September 30, 2026, were as follows:

	Amounts of Commitments Expiring - By Period as of September 30, 2026
		Less Than One	One to Three	Three to Five
Other Commitments	Total	Year	Years	Years	After Five Years

	(dollars in thousands)
Unused lines of credit	$1,035,617	$528,648	$149,391	$63,209	$294,369
Standby and direct pay letters of credit	14,445	10,179	947	3,319	—
Credit card arrangements	26,975	—	—	—	26,975
Total commitments	$1,077,037	$538,827	$150,338	$66,528	$321,344

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

As of September 30, 2026:

Change in Interest Rates	Percentage Change in
(in Basis Points)	Net Interest Income
+300	(2.5)%
+200	(1.6)%
+100	(0.8)%
-100	0.4%
-200	0.1%
-300	0.1%

As of December 31, 2025:

Change in Interest Rates	Percentage Change in
(in Basis Points)	Net Interest Income
+300	(2.4)%
+200	(1.6)%
+100	(0.9)%
-100	(0.6)%
-200	(1.1)%
-300	(1.1)%

Economic Value of Equity Analysis. We also analyze the sensitivity of the Company’s financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between estimated changes in the present value of the Company’s assets and estimated changes in the present value of the Company’s liabilities assuming various changes in current interest rates. The Company’s economic value of equity analysis as of September 30, 2026 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Company would experience a 0.79% increase in the economic value of equity. At the same date, our analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, the Company would experience a 1.67% decrease in the economic value of equity. The estimates of changes in the economic value of our equity require us to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on the economic value of our equity. Although our economic value of equity analysis provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of our equity and will differ from actual results.

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

Changes in Internal Control Over Financial Reporting

No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

We are a party to various litigation in the normal course of business. Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on our financial position, results of operations or liquidity.

ITEM 1A.     RISK FACTORS

Additional information regarding risk factors appears in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements” of this Form 10-Q and in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes during the quarterly period ended September 30, 2026 to the risk factors previously disclosed in the Company’s Annual Report.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.
(b)	None.
(c)	Issuer Purchases of Equity Securities

On April 21, 2026, the Company renewed its share repurchase program, pursuant to which the Company may repurchase up to $60 million of its common stock per year, par value $0.01 per share, for a period of two (2) years, ending on April 20, 2028. The program was announced in a Current Report on Form 8-K on April 22, 2026. The table below sets forth information regarding repurchases of our common stock during the third quarter of 2026 under that program as well as pursuant to the 2020 Equity Plan and other repurchases.

			Total Number	Maximum Number
			of Shares Repurchased as	of Shares
			Part of	that May Yet Be
	Total Number of Shares	Average Price Paid per	Publicly Announced	Purchased Under the
(in thousands, except per share data)	Repurchased	Share(1)	Plans or Programs	Plans or Programs(2)
July 2026	—	$—	—	371,322
August 2026	823	151.88	823	370,499
September 2026	1,848	155.57	1,848	368,651
Total	2,671	$153.73	2,671	368,651
(1)	The average price paid per share is calculated on a trade date basis for all open market transactions and excludes commissions and other transaction expenses.
(2)	Based on the closing per share price as of September 30, 2026 ($148.81).

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

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.       MINE SAFETY DISCLOSURES

None.

ITEM 5.       OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

For the quarter ended September 30, 2026, there were no trading arrangements for the sale or purchases of Company securities adopted, terminated or for which the amount, pricing or timing provisions were modified by our directors and officers that was either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”) or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

10.2	Change in Control Agreement, dated September 15, 2026 by and between Bank First Corporation and Meghann O. Kasper*
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rules 13a-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer**
101 INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK FIRST CORPORATION

DATE:	November 6, 2026	BY:	/s/Kevin M. LeMahieu
Kevin M. LeMahieu
Chief Financial Officer
(Principal Financial and Accounting Officer)